Form 10QSB
period 2006-11-30
CARLATERAL, INC.
filed 2007-02-13
CIK 1358190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: November 30, 2006


| |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 333-136301


                                CARLATERAL, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


         Nevada                                          20-4158835
________________________                    ____________________________________
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                             112 North Currie Street
                         Carson City, Nevada, 89703-4934
               ___________________________________________________
               (Address of Principal Executive Offices) (Zip Code)


                                 (775) 321-8243
              ____________________________________________________
              (Registrant's telephone number, including area code)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No | |

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.
                                 Yes |X] No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 30, 2006, the registrant had 10,300,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).
                                 Yes | | No |X|

                                      Index

                                                                           Page
                                                                          Number

PART I  - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

Interim Balance Sheets as of November 30, 2006 and February 28, 2006

Interim Statements of Operations for the three month period ending November 30, 2006, the nine month period ending November 30, 2006 and the period from inception (December 9, 2005) to November 30, 2006

Interim Statement of Stockholders" Equity (Deficit) from Inception (December 9, 2005) to November 30, 2006

Interim Statements of Cash Flows for the three month period ending June 30, 2006, the nine month period ending November 30, 2006 and the period from inception (December 9, 2005) to November 30, 2006

Notes to Interim Financial Statements November 30, 2006

ITEM 2. Management's Discussion and Analysis or Plan of Operation

ITEM 3. Controls and Procedures

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3. Defaults Upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits


                                CARLATERAL, INC.
                          (A Development Stage Company)

                              INTERIM BALANCE SHEET

                                                               November 30,     February 28,
                                                                   2006             2006
                                                               (Unaudited)       (Audited)
____________________________________________________________________________________________
                                      ASSET

CURRENT ASSET
 Cash                                                           $ 10,804         $ 20,378
____________________________________________________________________________________________

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                  $  1,200         $  3,000
      Due to related party (note 6)                                4,475                -
____________________________________________________________________________________________
                                                                   5,675            3,000
____________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT )
   Capital stock (Note 4)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      10,300,000 shares of common stock                           10,300           10,300
   Additional paid-in capital                                     13,200           13,200
   Deficit accumulated during the development stage              (18,371)         ( 6,122)
____________________________________________________________________________________________
                                                                   5,129           17,378
____________________________________________________________________________________________
                                                                $ 10,804         $ 20,378
============================================================================================


    The accompanying notes are an integral part of these financial statements



                                CARLATERAL, INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Cumulative results of
                                                                                        operations from
                                                                                        December 9, 2005
                                          3 months ended        9 months ended       (date of inception) to
                                         November 30, 2006     November 30, 2006       November 30, 2006
                                            (Unaudited)           (Unaudited)             (Unaudited)
___________________________________________________________________________________________________________

EXPENSES

   Office and general                       $     1,249           $     3,271              $   3,749

   Professional fees                              1,600                 8,978                 14,622
___________________________________________________________________________________________________________

NET LOSS                                    $    (2,849)          $   (12,249)             $ (18,371)
===========================================================================================================
BASIC AND DILUTED NET LOSS PER SHARE        $     (0.00)          $    (0.00)

===========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           10,300,000            10,300,000
===========================================================================================================


    The accompanying notes are an integral part of these financial statements



                                CARLATERAL, INC.
                          (A Development Stage Company)

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
             FROM INCEPTION (DECEMBER 9, 2005) TO NOVEMBER 30, 2006

                                                                                                  Deficit
                                          Common Stock                                          Accumulated
                                    _______________________     Additional        Share         During the
                                    Number of                    Paid-in       Subscription     Development
                                     shares         Amount       Capital        Receivable         Stage          Total
_________________________________________________________________________________________________________________________

Balance, December 9, 2005           $        -     $      -      $      -         $    -         $       -      $       -

Common stock issued for cash at
$0.001 per share
    - December 15, 2005              7,000,000        7,000             -              -                 -          7,000
Common stock issued for cash at
$0.005 per share
    - December 23, 2005              3,300,000        3,300        13,200              -                 -         16,500
Net loss                                     -            -             -              -            (6,122)        (6,122)
_________________________________________________________________________________________________________________________
Balance February 28, 2006           10,300,000       10,300        13,200              -            (6,122)        17,378
Net loss                                     -            -             -              -           (12,249)       (12,249)
=========================================================================================================================
Balance, November 30, 2006          10,300,000     $ 10,300      $ 13,200         $    -         $ (18,371)     $   5,129
=========================================================================================================================

All share amounts have been restated to reflect the 10:1 forward split in February 2006. (Refer to Note 4)


    The accompanying notes are an integral part of these financial statements



                                CARLATERAL, INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Cumulative results of
                                                                                     operations from inception
                                          3 months ended        9 months ended       (December 9, 2005)
                                         November 30, 2006     November 30, 2006     to November 30, 2006
______________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $    (2,849)          $  (12,249)              $ (18,371)
Adjustment to reconcile net loss to net
cash used in operating activities
      -prepaid expense
                                                    263                     -                      -
     -accounts payable and accrued
      liabilities                                (1,800)               (1,800)                 1,200

______________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES            (4,386)              (14,049)               (17,171)
______________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                        -                 23,500
   Advance from related party                         -                 4,475                  4,475
______________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                               4,475                 27,975
______________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                  (4,386)               (9,574)                10,804
______________________________________________________________________________________________________________

CASH, BEGINNING OF PERIOD                        15,190                20,378                      -
______________________________________________________________________________________________________________

CASH, END OF PERIOD                         $    10,804           $    10,804              $  10,804
==============================================================================================================

Supplemental cash flow information and
noncash financing activities:
Cash paid for:
  Interest                                  $         -           $         -              $       -
==============================================================================================================

  Income taxes                              $         -           $         -              $       -
==============================================================================================================


    The accompanying notes are an integral part of these financial statements


                                CARLATERAL, INC.
                          (A Development Stage Company)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


                                NOVEMBER 30, 2006
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Carlateral, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $18,371. The Company was incorporated on December 9 2005 in the State of Nevada. The fiscal year end of the Company is February 28. The Company was organized to establish itself as a finance company, specializing in sub-prime title loans, primarily using automobiles as a form of loan collateral, but will also include boats, recreational vehicles, machinery and other equipment. Carlateral intends to open regional and branch offices in metropolitan areas throughout the United States and Canada. The target market is individuals needing short term loans.

On February 15, 2006 the Company completed a forward stock split of the Company's common stock by the issuance of 10 new shares for each 1 outstanding share of the Company's common stock.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of November 30, 2006, the Company had sold 10,300,000 shares and had received $23,500 in proceeds from the sale of the Company's common stock of which 7,000,000 Founders shares were issued at $0.001 per share for net proceeds of $7,000 and 3,300,000 shares were issued at $0.005 per share for net proceeds of $16,500 pursuant to the Private Placement Offering.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of the regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has not been any material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2006 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of the management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended February 28, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES
The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NET LOSS PER SHARE
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

STOCK-BASED COMPENSATION
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on our results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," to give guidance on the implementation of SFAS No. 123R. Management will consider SAB No. 107 during the implementation of SFAS No. 123R.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Management believes this Statement will have no impact on the financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN No.47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN No.47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN No.47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN No.47 is effective for fiscal years ending after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
________________________________________________________________________________

In accordance with the requirements of SFAS No. 107 and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 - CAPITAL STOCK
________________________________________________________________________________

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of November 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of November 30, 2006, the sole Director had purchased 7,000,000 shares of the common stock in the Company at $0.001 per share with the proceeds of the Company totalling $7,000.

PRIVATE PLACEMENT
On December 23, 2005, the Company authorized a Private Placement Offering of up to 4,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $20,000. As of November 30, 2006 the Company had issued 3,300,000 common shares and had received $16,500 in proceeds from the sale of its stock.

On February 15, 2006, the majority shareholder and the director of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 10 new shares for 1 old share basis.

All references in these financial statements to number of shares, price per share and weighted average number of common shares outstanding prior to the forward split have been adjusted to record the effect of the forward split on a retroactive basis.

NOTE 5 - INCOME TAXES
________________________________________________________________________________

As of November 30, 2006 the Company had net operating loss carry forwards of approximately $18,371 that may be available to reduce future years' taxable income and will expire commencing in 2015. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 6 - RELATED PARTY TRANSACTION
________________________________________________________________________________

As of November 30, 2006, the Company received advances from a director of the Company in the amount of $4,475. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Carlateral, Inc. ("Carlateral" the "Company," "we," "us" ) is a development stage company, incorporated on December 9, 2005, in the State of Nevada, to establish itself as a finance company specializing in sub prime title loans secured primarily by automobiles (but also boats, recreational vehicles, machinery and other equipment) as collateral.

The Company did not generate any revenue during the quarter ended November 30, 2006.

Total expenses for the three months ending November 30, 2006 were $2,849 resulting in an operating loss for the period of $2,849. Basic net loss per share amounted to $0 for the three months ending November 30, 2006. The operating loss for the period is a result of professional fees relating to the preparation of Securities and Exchange Commission filings and office and general expenses.

Office and general expenses for the three months ending November 30, 2006 were $1,249. The office and general expenses relate to the costs of preparing SEC filings and purchasing office supplies and maintaining office operations.

Professional Fees for the Quarter ending November 30, 2006 were $1,600. This expense was for the engaged review of the company's financial statements.

Accounts payable for the period ending November 30, 2006 are $1,200.

As of November 30, 2006 the Director of the Company has advanced $4,475 to maintain the company's operations. This amount is unsecured, non-interest bearing and without specific terms of repayment.

Net cash provided through financing for the three months ending November 30, 2006 was $0.

On October 20, 2006 the Company filed a registration form SB-2 with the SEC. The form SB-2 was deemed effective as of December 8, 2006.

Plan of Operation

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional capital through private equity placements or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its business plan, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favourable terms, if at all.

During the next twelve months the Company will focus on applying a variety of strategies to enable it to establish its business. These strategies included identifying potential office locations in metropolitan areas throughout Canada and the US, researching the legal and regulatory obligations in each jurisdiction in which we may operate and determining the types and roles of support staff that would be required to run the business.

From inception the company's business operations have primarily been focused preparing it's registration statement and on developing our business model and marketing strategy. The company has been conducting industry market research and doing an analysis of our competitors business models and business methodologies. Our initial research has focused on identifying the best locations for our initial office, both in terms of client demographics and the regulatory environment.

We will engage the services of an attorney to create a loan agreement that meets the local jurisdiction laws and requirements. The company will require having a valid loan agreement created prior to opening its business outlets and will expend approximately $4,000 on this activity.

Concurrently with creating the loan agreement, the company will search for a suitable office space in the preferred locale based on the results of its demographic research. To offset expenses incurred during this period, the company may look at securing a shared space in an office with another non-competing business. Upon finding the appropriate location, the company will enter into a lease or sub-lease agreement. We expect that we will have to expend approximately $5,000 to secure our initial office lease.

The company will purchase a computer system and other office equipment and supplies for our initial store location. The company estimates that these equipment expenditures for the office will be $9,500. The company will also design and have printed all of the necessary forms and agreements used in its operations, at an estimated cost of $3,000.

The company will identify and hire a commission sales person to staff the initial office.

The company will research local advertising possibilities, including community newspapers, radio, yellow pages, and established local websites to determine the most advantageous media for the company's advertising campaigns. The company expects that that its initial advertising program will cost approximately $8,500 to develop and implement.

The company will research, purchase and implement a loan management system that can be customized to suit its needs and is scalable so that we will be able to manage multiple branches from a central location. The system will be installed at the initial store location and will be capable of being expanded to any additional locations as they come on line. The company expects to spend about $27,500 to research and implement the loan management system.

The Company intends to be fully operational within twelve months.

The company does not expect to purchase or sell plant or significant equipment in the next 12 months. It does plan to hire employees as necessary to manage its offices as they are established.

Off Balance Sheet Arrangements.

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations has been estimated at $57,000 over the next twelve months and the cost of maintaining its reporting status is estimated to be $12,000 over the same period. The officer and director, Mr. Cameron has undertaken to provide the Company with initial operating and loan capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CARLATERAL, INC.


                        By: /s/ DON CAMERON
                            _________________________________________________
                                Don Cameron
                                President, Secretary Treasurer,
                                Principal Executive Officer,
                                Principal Financial Officer and sole Director

                        Dated:  February 13, 2007