Form 10KSB
period 2007-02-28
CARLATERAL, INC.
filed 2007-05-18
CIK 1358190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2007

__TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
  1934
         For the transition period from ____________ to ________________

                        Commission File Number: 000-52639

                                CARLATERAL, INC.
                 (Name of small business issuer in its charter)

              NEVADA                                  20-4158835
 (State of or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

           112 NORTH CURRIE STREET                      89703
               CARSON CITY, NV
  (Address of principal executive offices)           (Zip Code)

Issuers telephone number: (775) 321-8243

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                             (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ___

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES X NO

Issuer's revenues for most recent fiscal year - $886

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company's common shares via a private placement offering of the common equity was $16,500 on December 23, 2005.

State the number of shares outstanding of each of the issuer's classes of common shares at the latest practicable date. As of February 28, 2007 the registrant had 10,300,000 shares of common shares, $0.001 par value, issued and outstanding.

                                TABLE OF CONTENTS
                                                                            Page
Statement Regarding Forward-Looking Information

PART I
Item 1.   Description of Business ...........................................  3
Item 2.   Description of Property ...........................................  3
Item 3.   Legal Proceedings .................................................  3
Item 4.   Submission of Matters to a Vote of Security Holders ...............  4

PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Shareholder Matters .............................................  4
Item 6.   Management's Discussion and Analysis or Plan of Operation .........  4
Item 7.   Financial Statements...............................................  6
            Report of Independent Registered Accounting Firm ................  7
            Balance Sheet ...................................................  8
            Statements of Operations ........................................  9
            Statements of Stockholders' Equity .............................. 10
            Statements of Cash Flows ........................................ 11
            Notes to Financial Statements ................................... 12
Item 8.   Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosures ............................ 15
Item 8A.  Controls and Procedures ........................................... 15

PART III
Item 9.   Directors and Executive Officers, Promoters and Control Persons ... 16
Item 10.  Executive Compensation ............................................ 17
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters ...................... 18
Item 12.  Certain Relationships and Related Transactions .................... 18
Item 13.  Exhibits .......................................................... 18
Item 14.  Principal Accountant Fees and Services ............................ 19

Signatures .................................................................. 19

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue" or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Carlateral, Inc. files annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may have read and copy documents referred to in this Annual

Report on Form 10-KSB that have been filed with the commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filing by going to the Commission's website at http://www.sec.gov.


                                     PART I

Item 1.   Description of the Business.

BUSINESS DEVELOPMENT: Carlateral, Inc. ("Carlateral") is a development stage company, incorporated in the State of Nevada on December 9, 2005, to establish itself as a finance company specializing in sub prime title loans, secured primarily using automobiles (but also boats, recreational vehicles, machinery and other equipment) as collateral.

Since inception the company has not been involved in any bankruptcy, receivership or similar proceeding nor has it been engaged in any material reclassification, merger, consolidation or purchase or sale of any of its assets not in the ordinary course of business.

BUSINESS OF ISSUER: Carlateral, Inc. is a development stage company and was incorporated to enter into the financial services INDUSTRY. Our key demographic market is comprised of individuals needing short term capital. By "short term" we mean 30 to 90 days, but we may include loans for longer periods on a case-by-case basis. Our target consumers are those that either do not meet the lending criteria of established banks and lending institutions, or do not wish to incur the delays associated with a lengthy loan application and approval process.

Carlateral intends to provide title loans and other forms of collateral loans to individuals on a short term basis. We intend to secure our loans through signed title transfers, liens, and other agreements whereby we take possession and ownership of the specified collateral if the loan defaults. If we take possession and ownership of any collateral we will dispose of it in the most efficient manner possible to both recoup our investment and to free up capital for subsequent loans.

Our business offers competitive advantages over banks and other financial institutions which have significant barriers in place that may make it difficult for some individuals to secure a loan. Factors such as credit history and employment may preclude one from getting a loan from many of these financial institutions. Banks and other financial institutions also have an extensive and burdensome application and approval process which can discourage people who may want to borrow only a small amount of money for a short period of time.

Our other competitors include payday loan companies and other title loan companies. We intend to compete by being friendly and approachable, having a quick approval process and flexible terms and payments.

The company is operated by its sole officer and director and does not have any employees.

Item 2.   Description of the Property.

Carlateral, Inc. principle address is Suite 112 North Currie Street, Carson City, Nevada, 89703. Carlateral, Inc. rents shared office space. This property arrangement satisfies the current needs of Carlateral, Inc. and will be adequate up to the point that Carlateral, Inc. initiates operations

Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.   Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Shareholder
          Matters.

As of February 28, 2007, the Company had thirty-four (34) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6.   Management Discussion, Financial Condition or Plan of Operation.

Overview

Carlateral, Inc. ("Carlateral" the "Company," "we," "us" ) is a development stage company, incorporated on December 9, 2005, in the State of Nevada, to establish itself as a finance company specializing in sub prime title loans secured primarily by automobiles (but also boats, recreational vehicles, machinery and other equipment) as collateral.

The Company generated loan revenue during the fiscal year ended February 28, 2007 of $886. There was no loan revenue generated in same period in the previous year.

Total expenses for the fiscal year ending February 28, 2007 were $21,941 resulting in an operating loss for the fiscal year of $21,055. The operating loss for the fiscal year ending February 28, 2006 was $6,122. The operating loss for the period is a result of professional fees relating to the preparation of Securities and Exchange Commission filings and office and general expenses. Office and general expenses for the fiscal year ending February 28, 2007 were $4,892 compared to $459 for the same period in 2006 and professional fees for the fiscal year ending February 28, 2007 were $17,049 compared to $5,663 for the fiscal year ended February 28, 2006.

Basic net loss per share amounted to $0 for the fiscal year ending February 28, 2007, the same as for the same period in 2006.

Accounts payable for the fiscal year ended February 28, 2007 are $6,358 and were $3,000 at the year ended February 28, 2006.

As of February 28, 2007 the Director of the Company has advanced $4,475 to maintain the company's operations. This amount is unsecured, non-interest bearing and without specific terms of repayment.

Net cash provided through financing for the fiscal year ending February 28, 2007 was $ $4,475 from a shareholder advance. In the fiscal year ended February 28, 2007 the company raised $23,500 from financing through the sale of its common stock.

On October 20, 2006 the Company filed a registration form SB-2 with the SEC. The form SB-2 was deemed effective as of December 8, 2006.

As at the fiscal year ended February 28, 2007 the Company had $4,145 of cash. At the end of the 2006 fiscal year it had $20,378.

Plan of Operation

The Company anticipates that its current cash and cash equivalents and cash generated from operations will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional capital through private equity placements or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its business plan, which could harm its business, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Should the Company be unable to raise funding under its current business plan the Company may elect to seek other assets or businesses that would assist in creating additional share holder value and possibly increase share holder equity.

During the next twelve months the Company will focus on applying a variety of strategies to enable it to further its business. These strategies included identifying potential office locations in metropolitan areas throughout Canada and the US, researching the legal and regulatory obligations in each jurisdiction in which we may operate and determining the types and roles of support staff that would be required to run the business.

From inception the company's business operations have primarily been focused preparing it's registration statement and on developing our business model and marketing strategy. The company has been conducting industry market research and doing an analysis of our competitor's business models and business methodologies. The company has issued two loans to evaluate its business plan and marketing strategy. We plan to continue our research to identify the best locations for our initial office, both in terms of client demographics and the regulatory environment.

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

The company will research local advertising possibilities, including community newspapers, radio, yellow pages and established local websites to determine the most advantageous media for the company's advertising campaigns. The company expects that that its initial advertising program will cost approximately $8,500 to develop and implement.

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

Off Balance Sheet Arrangement

As of the date of this Form 10-KSB, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. Our officer and director, Don Cameron has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement.

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

Item 7.   Financial Statements.







                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                FEBRUARY 28, 2007








REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Carlateral Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Carlateral Inc. as of February 28, 2007, and the related statements of operations, stockholders' equity and cash flows through February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlateral Inc. as of February 28, 2007 and the results of its operations and its cash flows through February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated no revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MOORE & ASSOCIATES, CHARTERED

Moore & Associates Chartered
Las Vegas, Nevada
May 8, 2007



2675 S. JONES BLVD. SUITE 109,LAS VEGAS,NV 89146 (702)253-7511 FAX (702)253-7501





                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET



                                                                                         February 28,    February 28,
                                                                                             2007            2006
                                                                                           (Audited)      (Audited)
______________________________________________________________________________________________________________________

                                         ASSET

CURRENT ASSET
 Cash                                                                                       $    4,145  $      20,378
  Loans Receivable                                                                               3,010              -
______________________________________________________________________________________________________________________
                                                                                                 7,155         20,378
=======================================================================================================================


                        LIABILITIES  AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                              $    6,358  $        3,000
      Due to Shareholder                                                                         4,475               -
______________________________________________________________________________________________________________________
                                                                                                10,833           3,000
______________________________________________________________________________________________________________________


STOCKHOLDERS' EQUITY (DEFICIT )
   Capital stock (Note 4)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      10,300,000 shares of common stock                                                         10,300         10,300
   Additional paid-in capital                                                                   13,200         13,200
   Deficit accumulated during the development stage                                            (27,177)        (6,122)
______________________________________________________________________________________________________________________
                                                                                                (3,677)        17,378
______________________________________________________________________________________________________________________

                                                                                            $    7,155  $      20,378
=======================================================================================================================

    The accompanying notes are an integral part of these financial statements



                               CARLATERAL, INC. .
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                            Cumulative
                                                                                                            results of
                                                                                                         operations from
                                                                                                            December 9,
                                                                                                          2005 (date of
                                                                   3 months ended     12 months ended     inception) to
                                                                    February 28,        February 28,       February 28,
                                                                        2007                2007               2007
_________________________________________________________________________________________________________________________
INCOME
Loans revenue                                                         $      886          $      886         $       886

EXPENSES
   Office and general                                                      1,603               4,892               5,352
   Professional fees                                                       8,089              17,049              22,711
_________________________________________________________________________________________________________________________

NET LOSS                                                              $   (8,806)         $  (21,055)        $   (27,177)
=========================================================================================================================




     BASIC AND DILUTED NET LOSS PER SHARE                             $    (0.00)         $    (0.00)
=======================================================================================================

     WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                      10,300,000          10,300,000
=======================================================================================================


    The accompanying notes are an integral part of these financial statements


                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

             FROM INCEPTION (DECEMBER 9, 2005) TO FEBRUARY 28, 2007


                                                                                                       Deficit
                                                                                                     Accumulated
                                                                        Additional       Share        During the
                                                                         Paid-in     Subscription    Development
                                                   Common Stock          Capital      Receivable        Stage           Total
                                            __________________________
                                             Number of       Amount
                                              shares
_________________________________________________________________________________________________________________________________

Balance, December 9, 2005                              -  $         -  $         -  $           -  $             -   $          -

Common stock issued for cash at $0.001 per
share
    - December 15, 2005                        7,000,000        7,000            -              -                -          7,000
Common  stock issued for cash at $0.005 per
share
      - December 23, 2005                      3,300,000        3,300       13,200              -                -         16,500



Net loss                                               -            -            -              -           (6,122)        (6,122)
_________________________________________________________________________________________________________________________________

Balance February 28, 2006                     10,300,000       10,300       13,200              -           (6,122)        17,378

Net loss                                               -            -            -              -          (21,055)       (21,055)
==================================================================================================================================

Balance, February 28, 2007                    10,300,000  $    10,300   $   13,200  $           -  $       (27,177)  $     (3,677)
==================================================================================================================================


All share amounts have been restated to reflect the 10:1 forward split in February 2006. (Refer to Note 4)


    The accompanying notes are an integral part of these financial statements



                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                                                                   Cumulative
                                                                                                                   results of
                                                                                                                 operations from
                                                                                3 months        12 months          inception
                                                                                  ended          ended,           (December 9,
                                                                              February 28,      February 28,        2005) to
                                                                                  2007              2007        February 28, 2007
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $     (8,806)     $     (21,055)     $     (21,055)

Adjustment to reconcile net loss to net cash used in operating activities
      Loans Receivable                                                               (3,010)            (3,010)            (3,010)
      -accounts payable and accrued liabilities                                       5,158              6,358              6,358

__________________________________________________________________________________________________________________________________
NET CASH USED IN OPERATING ACTIVITIES                                                (6,658)           (17,708)           (17,708)
__________________________________________________________________________________________________________________________________




CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                      -             23,500             23,500
    Advance from Shareholder                                                                             4,475              4,475
    Retained Earnings                                                                                  (6,122)             (6,122)
__________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 -             21,853             21,853
__________________________________________________________________________________________________________________________________

NET DECREASE IN CASH                                                                 (6,658)            21,853             21,853

CASH, BEGINNING OF PERIOD                                                            10,804                  -                  -
__________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                            $      4,145      $       4,145      $       4,145

==================================================================================================================================





Supplemental cash flow information and noncash financing activities: Cash paid for:
  Interest                                                                     $          -     $            -      $           -
=================================================================================================================================

  Income taxes                                                                 $          -     $            -      $           -
=================================================================================================================================


    The accompanying notes are an integral part of these financial statements

                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


                                FEBRUARY 28, 2007
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Carlateral, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $27,177. The Company was incorporated on December 9 2005 in the State of Nevada. The fiscal year end of the Company is February 28. The Company was organized to establish itself as a finance company, specializing in sub-prime title loans, primarily using automobiles as a form of loan collateral, but will also include boats, recreational vehicles, machinery and other equipment. Carlateral intends to open regional and branch offices in metropolitan areas throughout the United States and Canada. The target market is individuals needing short term loans.

On February 15, 2006 the Company completed a forward stock split of the Company's common stock by the issuance of 10 new shares for each 1 outstanding share of the Company's common stock.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of February 28, 2007, the Company had sold 10,300,000 shares and had received $23,500 in proceeds from the sale of the Company's common stock of which 7,000,000 Founders shares were issued at $0.001 per share for net proceeds of $7,000 and 3,300,000 shares were issued at $0.005 per share for net proceeds of $16,500 pursuant to the Private Placement Offering.


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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
________________________________________________________________________________


In accordance with the requirements of SFAS No. 107and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.


NOTE 4 - CAPITAL STOCK
________________________________________________________________________________


The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of February 28, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of February 28, 2007, the sole Director had purchased 7,000,000 shares of the common stock in the Company at $0.001 per share with the proceeds of the Company totalling $7,000.

PRIVATE PLACEMENT
On December 23, 2005, the Company authorized a Private Placement Offering of up to 4,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $20,000. As of February 28, 2007 the Company had issued 3,300,000 common shares and had received $16,500 in proceeds from the sale of its stock.

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

NOTE 5 - INCOME TAXES
________________________________________________________________________________

As of February 28, 2007 the Company had net operating loss carry forwards of approximately $27,177 that may be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 6 - RELATED PARTY TRANSACTION
________________________________________________________________________________

As of February 28, 2007, the Company received advances from a director of the Company in the amount of $4,475. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures.

None

Item 8A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Don Cameron conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of February 28, 2007 he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's. internal control over financial reporting during the fiscal year ended February 28, 2007 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Carlateral's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company's internal control over financial reporting as of the fiscal year end dated February 28, 2007. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of fiscal year ended February 28, 2007, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of its internal control over financial reporting as of the fiscal year ended February 28, 2007 has been audited by Moore & Associates, Chartered, an independent registered accounting firm, as stated in their report, which is included herein.



                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons and Corporate Governance.

Identification of Directors and Executive Officers


Name            Age   Term Served           Title
____________    ___   _______________       ________________________________
Don Cameron     53    Since inception       President, Secretary Treasurer,
                                            Principal Executive Officer
                                            Principal Financial Officer
                                            and sole member of the Board of
                                            Directors

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

DON CAMERON, PRESIDENT, CEO, DIRECTOR, SECRETARY/TREASURER

Mr. Cameron earned a Bachelor of Arts (Honors) in Economics (1975) and a Bachelor of Law (1979) from the University of British Columbia and was called to the Bar in British Columbia in 1980. Mr. Cameron attended an Executive Management course at Stanford University in 1997 and the Program on Negotiation at Harvard University in 1998.

Prior to practicing law, Mr. Cameron worked on the Pierce Royal Commission on Forest Resources. Mr. Cameron practiced law with the law firm of Worrall Scott & Page as an associate (1981 - 1985) and as a partner from (1986 - 1993), specializing in corporate transactions. During this time Mr. Cameron developed expertise in acquisitions and divestitures, various forms of debt and equity financings, executive employment contracts, and litigation related thereto.

Mr. Cameron left the practice of law to pursue entrepreneurial activities, moving to San Diego in 1993 and was the sole founder of Interactive Telesis Inc, a firm specializing in interactive voice response (IVR) services and the deployment of automated speech recognition (ASR) technologies. During Mr. Cameron's tenure with ITI he held the positions of Chairman, Chief Executive Officer and Director. Over a six year period, ITI grew to $5 million in revenue, and secured several Fortune 100 customers. Mr. Cameron created all product/service offerings, was directly responsible for raising all of the funding required to sustain ITI's growth, and recruited talented senior personnel at important stages in the development of the business.

In 2002 Mr. Cameron was the sole founder and CEO of ConferTel, a Carlsbad-based teleconferencing provider. ConferTel has approximately 1,300 customers throughout the U.S. and Canada and has been profitable since late 2004.

From December 2005 to present Mr. Cameron has been the founder and President of Carlateral, Inc.

Mr. Cameron is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Family Relations

There are no family relationships among the Directors and Officers of Carlateral, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 10.   Executive Compensation.

Our current executive officer and director does not receive any compensation and have not received any restricted shares awards, options, or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensat the director for participation. Our executive officer and director have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $50,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position              Shares                Percent          Security
_______________________        _________             _______          ________
Don Cameron
President and Director         7,000,000             67.9%            Common
==============================================================================
Officers and Directors as
a Group (1)                    7,000,000             67.9%            Common

The address for Don Cameron is 1720 30th Street, West Vancouver, BC V7V 2X3 Canada.
The above referenced common shares were paid for and issued in December 2005, for consideration of $0.001 per share total consideration of $7,000.

Item 12.   Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company. has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Cameron anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13.   Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

     Exhibit No.       Description
     ___________   _____________________________________________________________
         3.1       Articles of Incorporation [1]
         3.2       By-Laws of Carlateral, Inc. [2]
         31.1      Certification of Chief Executive Officer Pursuant to Rule
                   13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
         31.2      Certification of Chief Financial Officer Pursuant to Rule
                   13a-14(a) or 15d-14(a) of the Securities Exchange Act of
                   1934*
         32.1      Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**


[1] Incorporated by reference from the Company's SB-2 filed with the Commission on October 20, 2006.

[2] Incorporated by reference from the Company's SB-2 filed with the Commission on October 20, 2006.

  * Included in Exhibit 31.1
**  Included in Exhibit 32.1

Item 14.   Principal Accountant Fees and Services.

During the fiscal year ended February 28, 2007 we incurred approximately $5,900 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended February 28, 2007. For review of our financial statements for the quarters ended May 31, 2006, August 31, 2006 and November 30, 2006.

During the fiscal year ended February 28, 2007, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Carlateral, Inc.

        Dated: May 18, 2007                /s/ DON CAMERON
                                               _________________________________
                                               Don Cameron
                                               President, Secretary Treasury,
                                               Principal Executive Officer and
                                               Principal Financial Officer and
                                               Sole Director