Form 10QSB
period 2007-05-31
CARLATERAL, INC.
filed 2007-07-03
CIK 1358190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


                  For the quarterly period ended: May 31, 2007


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 000-52639


                                CARLATERAL, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


            Nevada                                               20-4158835
_______________________________                              ___________________
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                             112 North Currie Street
                           Carson City, Nevada, 89703
                    ________________________________________
                    (Address of principal executive offices)


                                 (775) 321-8243
              ____________________________________________________
              (Registrant's telephone number, including area code)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
   rule 12b-2 of the Exchange Act).                               Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2007, the registrant had 10,300,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).        Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Interim Balance Sheets as of May 31, 2007 and February 28, 2007............. 4

Interim Statements of Operations for the three month period
ended May 31, 2007, and the period from inception
(December 9, 2005) to May 31, 2007.......................................... 5

Interim Statement of Stockholders" Equity (Deficit) from
inception (December 9, 2005) to May 31, 2007 ............................... 6

Interim Statements of Cash Flows for the three month period
ended May 31, 2007 and the period from inception
(December 9, 2005) to May 31, 2007.......................................... 7

Notes to Interim Financial Statements May 31, 2007.......................... 8

Item 2. Management's Discussion and Analysis and Plan of Operation......... 11

Item 3. Controls and Procedures............................................ 14


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ....... 14

Item 3. Defaults Upon Senior Securities ................................... 14

Item 4. Submission of Matters to a Vote of Security Holders ..............  14

Item 5. Other Information ................................................  14

Item 6. Exhibits .......................................................... 15

                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2007


















INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS



                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INTERIM BALANCE SHEET


                                                                 May 31, 2007       February 28 2007
                                                                 (Unaudited)           (Audited)
____________________________________________________________________________________________________

                                      ASSET
CURRENT ASSET
 Cash                                                             $   2,800            $  20,378
 Prepaid Expense                                                        900                    -
____________________________________________________________________________________________________
                                                                      3,700
====================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                    $   5,100            $   3,000
      Due to Shareholder                                              4,475                    -
____________________________________________________________________________________________________
                                                                      9,575                3,000
____________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT )
   Capital stock (Note 4)
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,300,000 shares of common stock                              10,300               10,300
   Additional paid-in capital                                        13,200               13,200
   Deficit accumulated during the development stage                 (29,375)              (6,122)
____________________________________________________________________________________________________
                                                                     (5,875)              17,378
____________________________________________________________________________________________________
                                                                  $   3,700            $  20,378
====================================================================================================


    The accompanying notes are an integral part of these financial statements


                               CARLATERAL, INC. .
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS


                                                               Cumulative
                                                               results of
                                                               operations
                                                                  from
                                           Three months        December 9,
                                              ended           2005(date of
                                           May 31, 2007       inception) to
                                           (Unaudited)        May 31, 2007
___________________________________________________________________________

INCOME

   Loans revenue                                     -                 886

EXPENSES

   Office and general                      $     2,198         $     7,550
    Professional fees                                -              22,711
___________________________________________________________________________

NET LOSS                                   $    (2,198)        $   (29,375)
===========================================================================


BASIC AND DILUTED NET LOSS PER SHARE       $     (0.00)        $     (0.00)
===========================================================================


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          10,300,000          10,300,000
===========================================================================


    The accompanying notes are an integral part of these financial statements



                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM INCEPTION (DECEMBER 9, 2005) TO MAY 31, 2007


                                                                                               Deficit
                                         Common Stock                                        Accumulated
                                    _______________________    Additional       Share        During the
                                    Number of                   Paid-in      Subscription    Development
                                      shares        Amount      Capital       Receivable        Stage          Total
______________________________________________________________________________________________________________________

Balance, December 9, 2005                    -     $      -     $      -         $  -         $       -      $       -

Common stock issued for cash at
$0.001 per share
   - December 15, 2005               7,000,000        7,000            -            -                 -          7,000

Common stock issued for cash at
$0.005 per share
   - December 23, 2005
                                     3,300,000        3,300       13,200            -                 -         16,500

Net loss February 28, 2006                   -            -            -            -            (6,122)        (6,122)
______________________________________________________________________________________________________________________

Balance February 28,2007            10,300,000       10,300       13,200            -           (21,055)        17,378

Net loss                                     -            -            -            -            (2,198)       (21,055)
======================================================================================================================

Balance, May 31, 2007               10,300,000     $ 10,300     $ 13,200     $    -           $ (29,375)     $  (5,875)
======================================================================================================================


All share amounts have been restated to reflect the 10:1 forward split in February 2006. (Refer to Note 4)


    The accompanying notes are an integral part of these financial statements




                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS

                                                                     Cumulative
                                                                     results of
                                                                     operations
                                                Three months       from inception
                                                   ended            (December 9,
                                                May 31, 2007          2005 to
                                                (Unaudited)         May 31, 2007
_________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (2,198)          $ (29,375)
Adjustment to reconcile net loss to net cash
   used in operating activities
      Loans Receivable                               3,010                   -
      -accounts payable and accrued liabilities     (1,258)              5,100
      -prepaid expense                                (900)               (900)
_________________________________________________________________________________
NET CASH USED IN OPERATING ACTIVITIES               (1,346)            (25,175)
_________________________________________________________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                     -              23,500
  Advance from Shareholder                               -               4,475
  Retained Earnings                                 (2,198)            (25,175)
_________________________________________________________________________________


NET CASH PROVIDED BY FINANCING ACTIVITIES                -                   -
_________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                     (1,346)              2,800

CASH, BEGINNING OF PERIOD                            4,145                   -
_________________________________________________________________________________

CASH, END OF PERIOD                                  2,800           $   2,800
=================================================================================


Supplemental cash flow information and noncash
financing activities:
Cash paid for:
   Interest                                       $      -           $       -
=================================================================================

   Income taxes                                   $      -           $       -
=================================================================================


    The accompanying notes are an integral part of these financial statements


                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 2007
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Carlateral, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $29,375. The Company was incorporated on December 9 2005 in the State of Nevada. The fiscal year end of the Company is May 31. The Company was organized to establish itself as a finance company, specializing in sub-prime title loans, primarily using automobiles as a form of loan collateral, but will also include boats, recreational vehicles, machinery and other equipment. Carlateral intends to open regional and branch offices in metropolitan areas throughout the United States and Canada. The target market is individuals needing short term loans.

On February 15, 2006 the Company completed a forward stock split of the Company's common stock by the issuance of 10 new shares for each 1 outstanding share of the Company's common stock.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of May 31, 2007, the Company had sold 10,300,000 shares and had received $23,500 in proceeds from the sale of the Company's common stock of which 7,000,000 Founders shares were issued at $0.001 per share for net proceeds of $7,000 and 3,300,000 shares were issued at $0.005 per share for net proceeds of $16,500 pursuant to the Private Placement Offering.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with the generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of the regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has not been any material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2006 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of the management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

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

As of May 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of May 31, 2007, the sole Director had purchased 7,000,000 shares of the common stock in the Company at $0.001 per share with the proceeds of the Company totalling $7,000.

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

NOTE 5 - INCOME TAXES
________________________________________________________________________________

As of May 31, 2007 the Company had net operating loss carry forwards of approximately $29,375 that may be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 6 - RELATED PARTY TRANSACTION
________________________________________________________________________________

As of May 31, 2007, the Company received advances from a director of the Company in the amount of $4,475. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.


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

The Company did not generate any revenue during the quarter ended May 31, 2007.

Total expenses for the quarter ending May 31, 2007 were $2,198 resulting in an operating loss for the fiscal quarter of $2,198. The operating loss for the period is a result of offices and general expenses. Office and general expenses for the same period in 2006 were $1,405.

Accounts payable for the quarter ended May 31, 2007 are $5,100 and were $4,335 for the quarter ended May 31, 2006.

As of May 31, 2007 the Director of the Company has advanced $4,475 to maintain the company's operations. This amount is unsecured, non-interest bearing and without specific terms of repayment.

Net cash provided through financing for the quarter ending May 31, 2007 was $ nil. As of May 31, 2007 $4,475 shareholder advances are &4,475.

On October 20, 2006 the Company filed a registration form SB-2 with the SEC. The form SB-2 was deemed effective as of December 8, 2006.

As at the quarter ended May 31, 2007 the Company had $2,800 of cash. At the end of the same quarter in 2006 it had $15,449.

Plan of Operation

The Company anticipates that its current cash and cash equivalents and cash generated from operations will not be sufficient to satisfy its liquidity requirements for the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional capital through private equity placements or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its business plan, which could harm its business, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Should the Company be unable to raise funding under its current business plan the Company may elect to seek other assets or businesses that would assist in creating additional share holder value and possibly increase share holder equity.

During the next twelve months the Company will focus on applying a variety of strategies to enable it to further its business objectives. These strategies included identifying potential office locations in metropolitan areas throughout Canada and the US, researching the legal and regulatory obligations in each jurisdiction in which we may operate and determining the types and roles of support staff that would be required to run the business.

From inception the company's business operations have primarily been focused preparing it's registration statement and on developing our business model and marketing strategy. The Company has been conducting industry market research and doing an analysis of our competitor's business models and business methodologies. The Company has issued two loans to evaluate its business plan and marketing strategy. We have also initiated our search for suitable business locations and plan to continue our research so as to identify the best locations for our initial office, both in terms of client demographics and the regulatory environment.

We will engage the services of an attorney to create a loan agreement that meets the local jurisdiction laws and requirements. The Company will need to have a valid loan agreement created prior to opening its business outlets and will expend approximately $4,000 on this activity.

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

The Company will purchase a computer system and other office equipment and supplies for our initial store location. The company estimates that these equipment expenditures for the business office will be $9,500. The company will also design and have printed all of the necessary forms and agreements used in its operations, at an estimated cost of $3,000.

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

The Company will research, purchase and implement a loan management system that can be customized to suit its needs and is scalable so that we will be able to manage multiple branches from a central location. The system will be installed at the initial store location and will be capable of being expanded to any additional locations as they come on line. The company expects to spend about $28,000 to research and implement the loan management system.

The Company intends to be fully operational within twelve months.

The Company does not expect to purchase or sell plant or significant equipment in the next 12 months. It does plan to hire employees as necessary to manage its offices as they are established.

Off Balance Sheet Arrangements.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations has been estimated at $58,000 over the next twelve months and the cost of maintaining its reporting status is estimated to be $15,000 over the same period. The officer and director, Mr. Cameron has undertaken to provide the Company with initial operating and loan capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

                        Dated:  July 3, 2007