Form 10QSB
period 2007-08-31
CARLATERAL, INC.
filed 2007-09-26
CIK 1358190

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                 For the quarterly period ended: August 31, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 000-52639


                                CARLATERAL, INC.
           ___________________________________________________________
           (Exact name of business issuer as specified in its charter)


             Nevada                                               20-4158835
_________________________________                            ___________________
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


                             112 North Currie Street
                           Carson City, Nevada, 89703
                    ________________________________________
                    (Address of principal executive offices)


                                 (775) 321-8243
                           __________________________
                           (Issuers telephone number)


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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2007, the registrant had 10,300,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Interim Balance Sheets as of August 31, 2007 and February 28, 2007........   4

Interim Statements of Operations for the six months ended August 31, 2007;
the six months ended August 31, 2006 and the period from inception
(December 9, 2005) to August 31, 2007.....................................   5

Interim Statement of Stockholders Equity (Deficit) from
inception (December 9, 2005) to August 31, 2007 ..........................   6

Interim Statements of Cash Flows for the six months ended August 31, 2007;
the six months ended August 31, 2006 and the period from inception
(December 9, 2005) to August 31, 2007.....................................   7

Notes to Interim Financial Statements August 31, 2007.....................   8

Item 2. Management's Discussion and Analysis and Plan of Operation........  11

Item 3. Controls and Procedures...........................................  14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......  14

Item 3. Defaults Upon Senior Securities ..................................  14

Item 4. Submission of Matters to a Vote of Security Holders ..............  15

Item 5. Other Information ................................................  14

Item 6. Exhibits .........................................................  15

                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2007


















INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS



                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INTERIM BALANCE SHEET

                                                                  August 31,     February 28
                                                                     2007            2007
                                                                                  (Audited)
____________________________________________________________________________________________
                                      ASSET

CURRENT ASSET
Cash                                                               $   2,690      $  4,145
Loan Receivable                                                            -         3,010
____________________________________________________________________________________________
                                                                       2,690         7,155
============================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                     $   4,441      $  6,358
      Due to Shareholder (Note 6)                                      6,338         4,475
____________________________________________________________________________________________
                                                                      10,799        10,833
____________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT )
   Capital stock (Note 4)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      10,300,000 shares of common stock                               10,300        10,300
   Additional paid-in capital                                         13,200        13,200
   Deficit accumulated during the development stage                  (31,589)      (27,177)
____________________________________________________________________________________________

Total Equity (Deficit)                                                (8,089)       (3,677)
____________________________________________________________________________________________

Total Liabilities & Equity                                         $   2,690      $  7,155
============================================================================================


    The accompanying notes are an integral part of these financial statements




                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS

                                                                                      Cumulative results
                                                                                      of operations from
                                                                                     December 9, 2005(date
                                           Six months ended     Six months ended       of inception) to
                                           August 31, 2007      August 31, 2006         August 31, 2007
__________________________________________________________________________________________________________

INCOME
   Loans revenue                                       -                   -                     886

EXPENSES
   Office and general                         $    3,412          $    2,050               $   8,764
   Professional fees                               1,000               7,350                  23,711
__________________________________________________________________________________________________________

NET LOSS                                      $   (4,412)         $   (9,400)              $ (31,589)
==========================================================================================================

BASIC AND DILUTED NET LOSS PER SHARE          $    (0.00)         $    (0.00)
============================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            10,300,000          10,300,000
============================================================================


    The accompanying notes are an integral part of these financial statements




                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM INCEPTION (DECEMBER 9, 2005) TO AUGUST 31, 2007


                                                                                                    Deficit
                                             Common Stock                                         Accumulated
                                        ______________________     Additional       Share         During the
                                        Number of                   Paid-in      Subscription     Development
                                        shares         Amount       Capital       Receivable         Stage          Total
===========================================================================================================================

Balance, December 9, 2005                        -     $     -      $      -         $  -          $       -      $       -

Common stock issued for cash at
$0.001 per share
   - December 15, 2005                   7,000,000       7,000             -            -                  -          7,000

Common  stock  issued for cash at
$0.005 per share
   - December 23, 2005                   3,300,000       3,300        13,200            -                  -         16,500

Net loss February 28, 2006                       -           -             -            -             (6,122)        (6,122)
___________________________________________________________________________________________________________________________

Balance February 28,2007                10,300,000      10,300        13,200            -            (21,055)       (21,055)

Net loss August 31, 2007                         -           -             -            -             (4,412)        (4,412)
===========================================================================================================================

Balance, August 31, 2007                10,300,000     $10,300      $ 13,200         $  -          $ (31,589)     $  (8,089)
===========================================================================================================================


All share amounts have been restated to reflect the 10:1 forward split in February 2006. (Refer to Note 4)


    The accompanying notes are an integral part of these financial statements




                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS


                                                                                     Cumulative results
                                                                                     of operations from
                                                                                     inception (December
                                           Six months ended     Six months ended         9, 2005) to
                                           August 31, 2007      August 31, 2006        August 31, 2007
==========================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $   (4,412)         $   (9,400)              $ (31,589)

Adjustment to reconcile net loss to net
   cash used in operating activities
      Loans Receivable                             3,010                (263)                      -
      -accounts payable and accrued
       liabilities                                (1,916)              3,000                   4,441
__________________________________________________________________________________________________________
NET CASH USED IN OPERATING ACTIVITIES             (3,318)             (6,663)                (27,148)
__________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                  -              23,500                  23,500
   Advance from Shareholder ( Note 6)              1,863               4,475                   6,338
   Retained Earnings                                                  (6,122)
__________________________________________________________________________________________________________
NET CASH PROVIDED BY FINANCING ACTIVITIES              -              17,378                  29,838
__________________________________________________________________________________________________________
NET INCREASE (DECREASE) IN CASH                   (1,455)             15,190                   2,690

CASH, BEGINNING OF PERIOD                          4,145                   -                       -
__________________________________________________________________________________________________________
CASH, END OF PERIOD                           $    2,690          $   15,190               $   2,690
==========================================================================================================

Supplemental cash flow information and
   noncash financing activities:
Cash paid for:
   Interest                                   $        -          $        -               $       -
==========================================================================================================
   Income taxes                               $        -          $        -               $       -
==========================================================================================================


    The accompanying notes are an integral part of these financial statements


                                CARLATERAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 2007
================================================================================

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Carlateral, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $31,589 The Company was incorporated on December 9 2005 in the State of Nevada. The fiscal year end of the Company is February 28. The Company was organized to establish itself as a finance company, specializing in sub-prime title loans, primarily using automobiles as a form of loan collateral, but will also include boats, recreational vehicles, machinery and other equipment. Carlateral intends to open regional and branch offices in metropolitan areas throughout the United States and Canada. The target market is individuals needing short term loans.

On February 15, 2006 the Company completed a forward stock split of the Company's common stock by the issuance of 10 new shares for each 1 outstanding share of the Company's common stock.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for 4,000,000 shares at $0.005 per share. As of August 31, 2007, the Company had sold 10,300,000 shares and had received $23,500 in proceeds from the sale of the Company's common stock of which 7,000,000 Founders shares were issued at $0.001 per share for net proceeds of $7,000 and 3,300,000 shares were issued at $0.005 per share for net proceeds of $16,500 pursuant to the Private Placement Offering.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with the generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of the regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has not been any material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2006 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of the management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2006 are not necessarily indicative of the results that August be expected for the year ended August 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

________________________________________________________________________________

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

________________________________________________________________________________

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "SHARE-BASED PAYMENT." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that August be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on our results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "SHARE-BASED PAYMENT," to give guidance on the implementation of SFAS No. 123R. Management will consider SAB No. 107 during the implementation of SFAS No. 123R.

In August 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Management believes this Statement will have no impact on the financial statements of the Company.

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

As of August 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2007, the sole Director had purchased 7,000,000 shares of the common stock in the Company at $0.001 per share with the proceeds of the Company totalling $7,000.

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

NOTE 5 - INCOME TAXES
________________________________________________________________________________

As of August 31, 2007 the Company had net operating loss carry forwards of approximately $31,589 that August be available to reduce future years' taxable income and will expire commencing in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which August arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 6 - RELATED PARTY TRANSACTION
________________________________________________________________________________

As of August 31, 2007, the Company received advances from a director of the Company in the amount of $6,338. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

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

The Company did not generate any revenue during the quarter ended August 31, 2007.

Total expenses for the quarter ending August 31, 2007 were $4,412 resulting in an operating loss for the fiscal quarter of $4,412. The operating loss for the period is a result of professional, office and general expenses. Professional, office and general expenses for the same period in 2006 were $9,400

Accounts payable for the quarter ended August 31, 2007 are $4,441 and were $3,000 for the quarter ended August 31, 2006.

As of August 31, 2007 the Director of the Company has advanced $6,338 to maintain the company's operations. This amount is unsecured, non-interest bearing and without specific terms of repayment.

Net cash provided through financing for the quarter ending August 31, 2007 was $ nil. As of August 31, 2007shareholder advances are $6,338.

As at the quarter ended August 31, 2007 the Company had $2,690 of cash. At the end of the same quarter in 2006 it had $15,190.

On October 20, 2006 the Company filed a registration form SB-2 with the SEC. The form SB-2 was deemed effective as of December 8, 2006.

Plan of Operation

We anticipate that our current cash and cash equivalents and cash generated from operations will not be sufficient to satisfy our liquidity requirements for the next 12 months. We will require additional funds prior to such time and will seek to sell additional capital through private equity placements or debt securities or seek alternative sources of financing. If we are unable to obtain this additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Should we be unable to raise funding under our current business plan we may elect to seek other assets or businesses that would assist in creating additional share holder value and possibly increase share holder equity.

During the next twelve months we will focus on applying a variety of strategies to enable us to further our business objectives. These strategies include identifying potential office locations in metropolitan areas throughout Canada and the US, researching the legal and regulatory obligations in each jurisdiction in which we may operate and determining the types and roles of support staff that would be required to run the business.

From inception our business operations have been primarily focused on preparing our registration statement and developing our business model and marketing strategy. We have been conducting industry market research and doing an analysis of our competitor's business models and business methodologies. We have placed two loans to evaluate our business processes and marketing strategy. We have also initiated our search for suitable business locations and plan to continue our research so as to identify the best locations for our initial office, both in terms of client demographics and the regulatory environment.

We will engage the services of an attorney to create a loan agreement that meets the local jurisdiction's laws and requirements. We will need to have a valid loan agreement created prior to opening our business outlets and will expend approximately $4,000 on this activity.

Concurrently with creating the loan agreement, we will search for a suitable office space in the preferred locale based on the results of our demographic research. To offset expenses incurred during this period, we may look at securing a shared space in an office with another non-competing business. Upon finding the appropriate location, we will enter into a lease or sub-lease agreement. We expect that we will have to expend approximately $5,000 to secure our initial office lease.

We will purchase a computer system and other office equipment and supplies for our initial store location. We estimate that these equipment expenditures for the business office will be $9,500. We will also design and have printed all of the necessary forms and agreements to be used in our operations, at an estimated cost of $3,000.

We also plan to identify and hire a commission sales person to staff the initial office.

We will research local advertising possibilities, including community newspapers, radio, yellow pages and established local websites to determine the most advantageous media for our advertising campaigns. We expect that that our initial advertising program will cost approximately $8,500 to develop and implement.

We will research, purchase and implement a loans management system that will be capable of being customized in order to suit our needs and is scalable so that we will be able to manage multiple branches from a central location. The system will be installed at the initial store location and will be capable of being expanded to any additional locations as they come on line. We expect to spend about $28,000 to research and implement the loan management system.

We intend to be fully operational within twelve months.

Should the Company find that its business model is subject to undue scrutiny from regulators or breeches the criminal code on usury the Company may elect to seek out other business opportunities to increase shareholder equity.

We do not expect to purchase or sell plant or significant equipment in the next 12 months. We do expect to hire employees as necessary to manage our offices as they are established.

Off Balance Sheet Arrangements.

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations has been estimated at $48,000 over the next twelve months and the cost of maintaining its reporting status is estimated to be $15,000 over the same period. Our officer and director, Mr. Cameron has undertaken to provide the Company with initial operating and loan capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

                CARLATERAL, INC.


                By: /s/ DON CAMERON
                    ____________________________________________________________
                    Don Cameron

                    President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and sole Director

                    Dated:  September 26, 2007