Form 10QSB
period 2007-11-30
Orient Paper Inc.
filed 2008-01-16
CIK 1358190

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-52639

                                ORIENT PAPER INC.
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)

             Nevada                                     20-4158835
---------------------------------           ------------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

                            Science Park, Xushui Town
                          Baoding City, Hebei Province
                       People's Republic of China 072550 .
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                             011 - (86) 312-8605508
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                Carlateral, Inc.
                 112 North Currie Street, Carson City, NV 89703
             -------------------------------------------------------
             (Former Name and Address, if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,101,987 shares of Common Stock, $0.001 per share, as of January 14, 2008.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                                NOVEMBER 30, 2007
                                  BALANCE SHEET
                                   (Unaudited)

                                      ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                      $    25,538
Accounts receivable, trade                                                       1,043,617
Other receivables                                                                    2,226
Inventories                                                                        523,696
                                                                               -----------

Total current assets                                                             1,595,077
                                                                               -----------

PROPERTY AND EQUIPMENT, Net
of accumulated depreciation                                                     34,452,130
                                                                               -----------

TOTAL ASSETS                                                                   $36,047,207
                                                                               ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term loans payable                                                       $ 6,033,439
Accounts payable and accrued expenses                                              558,451
Taxes payable                                                                      371,741
Related party note, current portion                                              2,590,000
                                                                               -----------

Total current liabilities                                                        9,553,631
                                                                               -----------

Long-term related party note, net of current portion                             3,190,897
                                                                               -----------

Total liabilities                                                               12,744,528
                                                                               -----------

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' EQUITY:
Common stock, 75,000,000 shares authorized, $0.001 par value,
   40,101,987 issued and outstanding                                                40,102
Additional paid-in capital                                                       9,070,117
Statutory earnings reserve                                                       1,153,628
Retained earnings                                                               10,974,477
Accumulated other comprehensive income                                           2,064,355
                                                                               -----------

TOTAL STOCKHOLDERS' EQUITY                                                      23,302,679
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $36,047,207
                                                                               ===========

           The accompanying notes to interim financial statements are an integral part of this balance sheet.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           NOVEMBER 30, 2007, AND 2006
                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                             November 30,                     November 30,
                                                       2007             2006             2007             2006
                                                       ----             ----             ----             ----
REVENUES:
Sales, net                                         $ 12,033,736     $  8,418,631     $ 31,152,349     $ 23,808,322
                                                   ------------     ------------     ------------     ------------

COST OF SALES:
Cost of sales                                        10,130,588        7,073,142       25,715,537       19,588,010
Business tax and surcharges                              55,063           31,357          129,001           94,240
                                                   ------------     ------------     ------------     ------------
Total cost of sales                                  10,185,651        7,104,499       25,844,538       19,682,250
                                                   ------------     ------------     ------------     ------------

GROSS PROFIT                                          1,848,085        1,314,132        5,307,811        4,126,072
                                                   ------------     ------------     ------------     ------------

GENERAL AND ADMINISTRATIVE EXPENSES                     (60,929)         (75,191)        (195,402)        (255,509)
                                                   ------------     ------------     ------------     ------------

INCOME FROM OPERATIONS                                1,787,156        1,238,941        5,112,409        3,870,563

OTHER INCOME (EXPENSE):
Interest expense                                       (131,261)         (66,730)        (292,314)        (234,566)
Non-operating expense                                        --               --               --           (4,018)
                                                   ------------     ------------     ------------     ------------
Total other income (expense), net                      (131,261)         (66,730)        (292,314)        (238,584)
                                                   ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                            1,655,895        1,172,211        4,820,095        3,631,979

PROVISION FOR INCOME TAXES                                   --               --       (1,449,632)              --
                                                   ------------     ------------     ------------     ------------

NET INCOME                                         $  1,655,895     $  1,172,211     $  3,370,463     $  3,631,979
                                                   ============     ============     ============     ============

EARNINGS PER SHARE:

Basic and fully diluted earnings per share         $       0.04     $       0.03     $       0.08     $       0.09
                                                   ============     ============     ============     ============

Weighted average number of shares
outstanding, basic and diluted                       40,101,987       40,101,987       40,101,987       40,101,987
                                                   ============     ============     ============     ============

           The accompanying notes to interim financial statements are an integral part of these statements.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                       STATEMENTS OF COMPREHENSIVE INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           NOVEMBER 30, 2007, AND 2006
                                   (Unaudited)

                                               Three Months Ended          Nine Months Ended
                                                   November 30,               November 30,
                                               2007          2006          2007          2006
                                               ----          ----          ----          ----
NET INCOME                                  $1,655,895    $1,172,211    $3,370,463    $3,631,979

OTHER COMPREHENSIVE INCOME:

    FOREIGN CURRENCY
       TRANSLATION ADJUSTMENT                  506,238       193,116     1,035,090       476,268
                                            ----------    ----------    ----------    ----------

NET COMPREHENSIVE INCOME                    $2,162,133    $1,365,327    $4,405,553    $4,108,247
                                            ==========    ==========    ==========    ==========

           The accompanying notes to interim financial statements are an integral part of these statements.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007
                                   (Unaudited)

                                     Common Stock
                              --------------------------
                                                                                                        Accumulated
                                                             Additional    Statutory                       Other           Total
                                              $0.001 Par      Paid-In       Earnings      Retained     Comprehensive   Stockholders'
                                 Shares         Value         Capital       Reserve       Earnings         Income          Equity
                              -----------    -----------    -----------   -----------    -----------    -----------      -----------
Balance, February 28, 2007     40,101,987    $    40,102    $ 9,101,706   $ 1,153,628    $ 7,572,425    $ 1,029,265      $18,897,126

Recapitalization related to
 reverse merger                        --             --        (31,589)           --         31,589             --               --

Foreign currency
 translation adjustment                --             --             --            --             --      1,035,090        1,035,090

Net income for the period              --             --             --            --      3,370,463             --        3,370,463
                              -----------    -----------    -----------   -----------    -----------    -----------      -----------

Balance, November 30, 2007     40,101,987    $    40,102    $ 9,070,117   $ 1,153,628    $10,974,477    $ 2,064,355      $23,302,679
                              ===========    ===========    ===========   ===========    ===========    ===========      ===========

           The accompanying notes to interim financial statements are an integral part of this statement..

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           NOVEMBER 30, 2007, AND 2006
                                   (Unaudited)

                                                                 2007            2006
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  3,370,463     $  3,631,979
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                               2,206,130        1,614,614
Changes in operating assets and liabilities:
    Accounts receivable, trade                                   438,087       (1,264,394)
    Other receivables                                             (2,226)              --
    Advances to suppliers                                             --        3,121,818
    Inventories                                                2,097,404           23,456
    Accounts payable and accrued expenses                     (1,111,529)       1,944,702
    Taxes payable                                             (1,360,436)          92,340
                                                            ------------     ------------

Net cash provided by operating activities                      5,637,893        9,164,515
                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                       (2,488,928)     (15,718,670)
                                                            ------------     ------------

Net cash (used in) investing activities                       (2,488,928)     (15,718,670)
                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party                                       --        4,760,025
    Payments to related party                                 (5,382,161)              --
    Proceeds from borrowing on credit facility                   643,834          989,383
                                                            ------------     ------------

Net cash (used in) provided by financing activities           (4,738,327)       5,749,408
                                                            ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                       1,035,090          476,268
                                                            ------------     ------------

NET (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                    $   (554,272)        (328,479)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   579,810          798,803
                                                            ------------     ------------

CASH AND CASH EQUIVALNETS, END OF PERIOD                    $     25,538     $    470,324
                                                            ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:

    CASH PAID FOR INTEREST                                  $    336,539     $    237,417
                                                            ============     ============

    CASH PAID FOR TAXES                                     $  3,576,358     $    344,144
                                                            ============     ============

           The accompanying notes to interim financial statements are an integral part of these statements.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                            FOR THE NINE MONTHS ENDED
                           NOVEMBER 30, 2007, AND 2006
                                   (Unaudited)

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On October 29, 2007, the Company entered into an Agreement and Plan of Merger between Orient Paper, Inc., CARZ Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company, Dongfang Zhiye Holding Limited, and each of the stockholders of Dongfang Zhiye Holding Limited. Under the terms of the Agreement and Plan of Merger, the Company issued to the stockholders of Dongfang Zhiye Holding Limited 29,801,987 shares of the Company's common stock, par value $0.001, in exchange for all of the issued and outstanding shares of stock of Dongfang Zhiye Holding Limited (50,000 shares). As a result of the Agreement and Plan of Merger, the stockholders of Dongfang Zhiye Holding Limited control Orient Paper, and Dongfang Zhiye Holding Limited has been deemed to have effected a reverse merger for financial reporting purposes. The reverse merger has been recorded as a recapitalization of the Company, with the net consolidated assets of Dongfang Zhiye Holding Limited and the net assets of the Company brought forward at their historical bases.

           The accompanying notes to interim financial statements are an integral part of these statements.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation and Organization -- Orient Paper, Inc. ("Orient Paper" or the "Company" and formerly Carlateral, Inc.) is a Nevada corporation that initially provided financing services specializing in sub prime title loans, secured primarily using automobiles (but also boats, recreational vehicles, machinery, and other equipment) as collateral. The Company was incorporated under the laws of the State of Nevada on December 9, 2005, under the name of Carlateral, Inc. The target market of the Company was individuals needing short-term capital (30 to 90 days). Such individuals generally were those individuals that either did not meet the lending criteria of established banks and lending institutions, or did not wish to incur the delays associated with a lengthy loan application and approval process. The accompanying financial statements of Orient Paper were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Orient Paper, CARZ Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company, Dongfang Zhiye Holding Limited, a British Virgin Islands company ("DZH Limited"), and the stockholders of DZH Limited, which was effected on October 29, 2007. DZH Limited is a holding company with no operations, and owns 100 percent of the outstanding stock and ownership of Hebei Baoding Orient Paper Milling Co., Ltd. ("HBOP"), a company organized under the laws of the People's Republic of China ("PRC").

      Prior to the completion of the reverse merger, Orient Paper was a corporation with limited operations (since its incorporation on December 9, 2005). On December 21, 2007, the name of the Company was changed from Carlateral, Inc. to Orient Paper, Inc. in order to better reflect the current business plan subsequent to the reverse merger.

      DZH Limited was formed on November 13, 2006, under the laws of the British Virgin Islands, and is a holding company. As such, DZH Limited does not generate any financial or operating transactions. It owns 100 percent of the issued and outstanding stock and ownership HBOP.

      HBOP was organized on March 3, 1996, under the laws of the PRC. HBOP engages mainly in the production and distribution of products such as copy paper, uncoated and coated paper, digital photo paper, corrugated paper, plastic paper, kraft paper, graphic design paper, antifraud thermal security paper, and other paper and packaging-related products. HBOP uses recycled paper as its raw materials.

      Given that DZH Limited is considered to have acquired Orient Paper by a reverse merger through an Agreement and Plan of Merger (see Note 7), and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of November 30, 2007, and the operations for the three months and nine months ended November 30, 2007, and 2006, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of the Company, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

      Unaudited Interim Financial Statements - The interim financial statements as of November 30, 2007, and for the periods ended November 30, 2007, and 2006, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of November 30, 2007, and the results of its operations and its cash flows for the periods ended November 30, 2007, and 2006. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to Orient Paper's audited financial statements contained in its Annual Report on Form 10-KSB as of February 28, 2007, for additional information, including significant accounting policies.

      Foreign Currency Translation - The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). The Company's functional currency is the Chinese Yuan Renminbi ("CNY"). Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of November 30, 2007, and revenues and expenses for the three months and nine months ended November 30, 2007, and 2006. Actual results could differ from those estimates made by management.

      Risks and Uncertainties - The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

      Cash and Cash Equivalents - For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

      Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions which are fully insured by the PRC government.

      Accounts Receivable - Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of November 30, 2007, management determined that a reserve for bad debts was not needed. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

      Inventories - Inventories consist principally of raw materials (used paper) and finished goods and are stated at the lower of cost (first-in, first-out method) or market.

      Property and Equipment - Property and equipment are stated at cost. Major renewals, betterments, and improvements are charged to the asset accounts while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are expensed to operations. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

      The Company depreciates property and equipment using the straight-line method as follows:

           Building and interior                    30 years
           Furniture and fixtures                   5-15 years
           Vehicles                                 15 years

      Long-Lived Assets - The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. For the nine-month periods ended November 30, 2007, and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived asset was required.

      Fair Value of Financial Instruments -The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of November 30, 2007, the Company's financial instruments approximated fair value to do the nature and maturity of such instruments.

      Statutory Reserves - The laws and regulations of the PRC require that before an enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the Board of Directors, after the statutory reserve. The statutory reserves include a surplus reserve fund and a common welfare fund. These statutory reserves represent restricted retained earnings.

      Surplus Reserve Fund - The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

      The transfer to this reserve must be made before distribution of any dividend to shareholders. For the nine months ended November 30, 2007, and 2006, the Company transferred approximately $0 and $318,000, respectively, representing 10% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

      Common Welfare Fund - The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. For the nine months ended November 30, 2007, and 2006, the Company transferred approximately $0 and $159,000, respectively, representing 5% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve. This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

      Revenue Recognition Policy - The Company recognizes revenue when goods are shipped, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. The Company is required to collect a 3% value-added-tax ("VAT") on each sale. Gross revenues do not include this VAT which is remitted to the government quarterly.

      Advertising - The Company expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the three months ended November 30, 2007, and 2006, were $198 and $0, respectively.
      Advertising and promotion costs for the nine months ended November 30, 2007, and 2006, were $198 and $1,068, respectively.

      Lease Obligations - All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

      Income Taxes - The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

      The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

      Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

      Foreign operations of the Company are governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

      Comprehensive Income (Loss) - The Company presents comprehensive income
      (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended November 30, 2007, and 2006, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

      Earnings Per Common Share - Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

      Fiscal Year End - On November 16, 2007, the Board of Directors of the Company elected under the Bylaws of the Company to change the fiscal year end from February 28th to December 31st.

2.    INVENTORIES

      Inventories consisted of the following as of November 30, 2007:

         Raw materials                                 $290,713
         Finished goods                                 232,983
                                                       --------

         Total inventories                             $523,696
                                                       ========

3.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following as of November 30, 2007:

         Building and interior                        $39,540,323
         Furniture and fixtures                         3,192,519
         Vehicles                                           9,881
                                                      -----------

         Total property and equipment                  42,742,723

              Less -- accumulated depreciation         (8,290,593)
                                                      -----------

         Property and equipment, net                  $34,452,130
                                                      ===========

4.    SHORT-TERM LOANS PAYABLE

      The Company had the following short-term loans payable as of November 30, 2007:

         Note payable, secured by equipment, payable at maturity,
         including interest at 7.8% per annum. Matures 2007          $2,705,858
         Credit facility payable, secured by building,
         payable at maturity, including interest at 2% plus
         the Bank's reference interest rate. Matures 2007             2,000,000
         Note payable, secured by equipment, payable at maturity,
         including interest at 6.7% per annum. Matures 2007           1,289,150
         Note payable, secured by equipment, payable at maturity,
         including interest at 6.7% per annum. Matures 2007              38,431
                                                                     ----------

         Total short-term loans payable                              $6,033,439
                                                                     ==========

      As of November 30, 2007, the Company's credit facility had a maximum borrowing level of $2,000,000, which left $0 in borrowing capacity. The average short-term borrowing rate for the year was approximately 7.9%.

5.    COMMITMENTS AND CONTINGENCIES

      Operating Lease

      The Company leases 133,200 metric acres of land at its location from a local government through a real estate lease with a 30-year term and expires on December 31, 2031. The lease requires an annual rental payment of approximately $15,384. This operating lease is renewable at the end of the 30-year term.

      Future minimum lease payments are as follows:

         November 30, 2008                                $ 15,384
         November 30, 2009                                  15,384
         November 30, 2010                                  15,384
         November 30, 2011                                  15,384
         November 30, 2012                                  15,384
         Thereafter                                        292,296
                                                          --------

         Total lease payments                             $369,216
                                                          ========

      Environmental Remediation

      In accordance with the real estate lease, the Company will be obligated to return the land to its condition prior to the lease. As such, the Company will accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. The Company has not obtained an estimate for those costs, but management is confident that any such costs that should be accrued in the nine months ended November 30, 2007, or 2006, are not material.

6.    RELATED PARTY TRANSACTION

      The Chief Executive Officer of the Company loaned to the Company $8,009,731 and $3,531,272 during the years ended December 31, 2006, and 2005, respectively. As of November 30, 2007, the Company owed the Chief Executive Officer $5,780,897. There are provisions for deferring payment if the Company's cash flow is not sufficient to cover the obligation. The loan is non-interest bearing.

      The obligation owed to the Chief Executive Officer matures as follows:

         November 30, 2008                             $2,590,000
         November 30, 2009                              3,190,897
                                                       ----------

         Total                                         $5,780,897
                                                       ==========

7.    COMMON STOCK

      On October 29, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") between Orient Paper, CARZ Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company, DZH Limited, and the stockholders of DZH Limited. Under the terms of the Merger Agreement, the Company issued to the stockholders of DZH Limited 29,801,987 shares of the Company's common stock, par value $0.001, in exchange for all of the issued and outstanding shares of stock of DZH Limited (50,000 shares). The shares of common stock of the Company were issued without registration under the Securities Act of 1933, and were distributed pro rata among the stockholders of DZH Limited in accordance with their respective ownership interests in DZH Limited immediately before completion of the merger transaction. As a result of the Merger Agreement, DZH Limited merged with CARZ Merger Sub, Inc., with DZH Limited as the surviving entity. As such, DZH Limited became a wholly owned subsidiary of the Company, which, in turn, made the Company the indirect owner of DZH Limited's operating subsidiary, HBOP.

      For financial reporting purposes, DZH Limited is considered to have acquired Orient Paper by a reverse merger through the Merger Agreement, and its stockholders currently have voting control of the Company. As such, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of November 30, 2007, and the operations for the three months and nine months ended November 30, 2007, and 2006, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of the Company, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

8.    RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

      In December 2007, the FASB issued SFAS 141R, "Business Combinations - Revised 2007," which replaces FASB Statement No. 141, "Business Combinations." SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements - A Replacement of FASB Concepts Statement No. 3." This statement also requires the acquirer to recognized goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer's obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer's earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51," which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) clearly identify and present both the parent's and the noncontrolling interest's attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent's ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly,
      (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

9.    CHANGE IN THE BOARD OF DIRECTORS AND MANAGEMENT

      Effective November 16, 2007, each of the following individuals were appointed by the Board of Directors of the Company to serve until his or her successor is chosen or upon his or her earlier resignation or removal as an officer of the Company in accordance with the Bylaws of the Company:
      Zhenyong Liu, Chief Executive Officer; Jing Hao, Chief Financial Officer; and, Dahong Zhou, Secretary.

      Effective November 30, 2007, Hui Ping Cheng resigned in her capacity as the sole member of the Board of Directors of the Company. Effective the same date, Zhenyong Liu, Xiaodong Liu, Fuzeng Liu, and Chen Li were appointed appointed to the Board of Directors to serve until his or her successor is chosen or upon his or her earlier death, resignation or removal as a member of the Board of Directors in accordance with the Bylaws of the Company. Zhenyong Liu was also appointed as Chairman of the Board of Directors of the Company.

10.   SUBSEQUENT EVENT

      As of December 21, 2007, by a majority vote of the stockholders of the Company, the amount of authorized common stock, par value $0.001 per share, was increased from 75,000,000 shares to 500,000,000 shares. In addition, the Company eliminated preemptive rights to acquire unissued shares of its common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward Looking Statements

Orient Paper Inc. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "plan," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

These forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance, or achievements to differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in our annual reports filed with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and, when required, the availability of raw products and other supplies, competition, environmental risks, the prices of goods and services, government regulations, and political and economic factors in the People's Republic of China in which our operating subsidiary operates.

Plan of Operations

      Our wholly owned subsidiary, Dongfang Zhiye Holding Limited ("DZH Limited"), was the surviving entity in a merger transaction completed October 29, 2007, involving us, our newly-formed wholly owned subsidiary, DZH Limited, and each of its stockholders (the "Merger Transaction"). For financial reporting purposes, the Merger Transaction has been treated as a reverse merger, with DZH Limited deemed to be the accounting acquirer. Accordingly, the transaction has been reflected in the accompanying financial statements as a recapitalization, and the financial information presented is that of DZH Limited and its wholly owned operating company subsidiary, Hebei Baoding Orient Paper Milling Company Limited (the "Operating Subsidiary"), located in the People's Republic of China.

      The core business of our Operating Subsidiary consists of the production and distribution of paper products such as copy paper, uncoated and coated paper, digital photo paper, corrugated paper, plastic paper, kraft paper, graphic design paper, antifraud thermal security paper, and other paper and packaging related products. Our main products include various specifications of
(i) corrugated paper, (ii) tea paperboard, (iii) middle-grade offset paper, (iv) high-grade offset paper, and (v) printing paper.

      Products currently in development include (a) security paper, (b) environmental news printing paper, and (c) digital photographic paper. With respect to each of these products, HBOP has already established process orders, installed production equipment, and completed small pilot production.

      Our Operating Subsidiary's main competitors are: (1) Nine Dragons Paper (Holdings) Limited; (2) Huatai Group Limited; (3) Chenming Paper Group Limited;
(4) Sun Paper Group Limited; and (5) Qingshan Paper Co., Ltd.

      Our largest suppliers are Dongfang Business Company Limited, Beijing Heerwang Industrial Material Company Limited, Shanghai Paper Machine Company Limited-Beijing Branch, Tianhe Coal Company Limited, and AP Procurement Business Company Limited-Macao Branch.

      Our Operating Subsidiary's largest customers are Beijing Zhongji Star Paper Company Limited, Shanghai Hengshi Paper Company Limited, Hebei Mancheng Printing Company Limited, Beijing Star Paper Company Limited, and Baoding Hengyi Printing Company Limited.

      Our Operating Subsidiary continues to maintain a rapid pace of development, proactively designing and constructing new product offerings, such as anti-counterfeit paper, digital photo paper, and environmental newsprint.

      In order to adapt to product diversification requirements from the market, our Operating Subsidiary intends to focus on middle and high-end products and brands, offering "excellent technology, superior quality and diversified products," and to enhance our product competitiveness in both the domestic and foreign markets.

      We plan to modernize production techniques, replace aging equipment, and upgrade our existing factories during the next five years. Initially, we intend to update outdated equipment, accelerate the use of advanced papermaking equipment, and improve papermaking productivity. Thereafter, we expect to promote the use of new technologies, improve pulp quality and yield, and, ultimately, promote the use of chemical agents to improve the quality of paper and cardboard.

Results of Operations

Three Months Ended November 30, 2007, and 2006-

      The following table presents certain information derived from our unaudited statements of operations for the three months ended November 30, 2007, and 2006:

                                     Three Months Ended November 30,
                                     -------------------------------  Percentage
            (Unaudited)                    2007           2006          Change
            -----------                -----------    --------------------------
 Sales, net                            $12,033,736    $ 8,418,631       42.94%
 Gross Profit                            1,848,085      1,314,132       40.63%
 General and Administrative expenses        60,929         75,191      -18.97%
 Income from operations                  1,787,156      1,238,941       44.25%
 Net Income                            $ 1,655,895      1,172,211       41.26%

Net sales

      Net sales for three months ended November 30, 2007, increased by 42.94 %, as compared to three months ended November 30, 2006, for a total of $12,033,736 in the three months ended November 30, 2007, compared to $ 8,418,631 in three months ended November 30, 2006. The increase was driven primarily by:

      a. demand in the market exceeding supply of the product, as a result of many small paper milling companies closing down because of heightened environmental laws and regulations. HBOP launched a successful market expansion plan that increased the sales volume in domestic market.

      b. appreciation of Chinese currency (Renminbi Yuan) against the United States dollar from year 2006 to 2007.

Gross Profit

      Gross Profit was $1,314,132 in three months ended November 30, 2006, and increased to $1,848,085 for three months ended November 30, 2007, an increase of 40.63%. The increase was attributed to the demand for the product exceeding supply in the market.

General and Administrative Expense

      In three months ended November 30, 2007, the general and administrative expenses were $60,929, as compared to $75,191 in three months ended November 30, 2006, a decrease of approximately $14,262 or 18.97%. The decrease was due to the reduction in advertisement expenses occasioned by heightened market demand relative to supply.

Income (Loss) from Operations

      Income from operations in three months ended November 30, 2007, was $1,787,156, an increase of $548,215 or 44.25%, as compared to three months ended November 30, 2006, which was $1,238,941. This increase was primarily due to the higher net sales generated.

Net Income

      Net income for three months ended November 30, 2007, was $1,655,895, an increase of $483,684 or 41.26%, as compared to three months ended November 30, 2006, which was $1,172,211. The increase was due to the higher net sales generated, together with the moderate increase in the cost of sales and slightly reduced expenses.

Nine Months Ended November 30, 2007, and 2006-

      The following table presents certain information derived from our unaudited statements of operations for the nine months ended November 30, 2007, and 2006:

                                      Nine Months Ended November 30,
                                      ------------------------------  Percentage
            (Unaudited)                    2007           2006          Change
            -----------                -----------    --------------------------
 Sales, net                            $31,152,349    $23,808,322    30.85%
 Gross Profit                            5,307,811      4,126,072    28.64%
 General and Administrative expenses       195,402        255,509    -23.52%
 Income from operations                  5,112,409      3,870,563    32.08%
 Net Income                            $ 3,370,463    $ 3,631,979    -7.20%

Net sales

      Net sales for nine months ended November 30, 2007, increased by 30.85%, as compared to nine months ended November 30, 2006, for a total of $31,152,349 in the nine months ended November 30, 2007, compared to $23,808,322 in the nine months ended November 30, 2006. The increase was driven primarily by:

      a. demand in the market exceeding supply of the product, as a result of many small paper milling companies closing down because of heightened environmental laws and regulations. HBOP launched a successful market expansion plan that increased the sales volume in domestic market.

      b. appreciation of Chinese currency (Renminbi Yuan) against the United States dollar from year 2006 to 2007.

Gross Profit

      Gross Profit was $4,126,072 in nine months ended November 30, 2006, and increased to $5,307,811 for nine months ended November 30, 2007, an increase of 28.64%. The increase was attributed to the demand for the product exceeding the supply in the market.

General and Administrative Expense

      In nine months ended November 30, 2007, the general and administrative expenses were $195,402, as compared to $255,509 in the nine months ended November 30, 2006. It decreased about $60,107 or 23.52%. The decrease was due to the reduction in advertisement expenses occasioned by heightened market demand relative to supply.

Income (Loss) from Operations

      Income from operations in nine months ended November 30, 2007, was $5,112,409, an increase of $1,241,846 or 32.08%, as compared to nine months ended November 30, 2006, which was $3,870,563. This increase was primarily due to the higher net sales generated.

Net Income

      Net income for nine months ended November 30, 2007, was $3,370,463, a decrease of $261,516 or 7.20%, as compared to nine months ended November 30, 2006, which was $3,631,979. The decrease was due to the provision for income taxes in the nine months ended November 30, 2007.

Liquidity and Sources of Capital

      As of November 30, 2007, we had cash and cash equivalents of $25,538. Cash flows from operating activities were $5,637,893 for the nine months ended November 30, 2007, as compared to $9,164,515 for the nine months ended November 30, 2006. Cash flows used in investing activities were $2,488,928 for the nine months ended November 30, 2007, as compared to $15,718,670 for the nine months ended November 30, 2006. Cash flows used in financing activities were $4,738,327 for the nine months ended November 30, 2007, as compared to $5,749,408 provided by financing activities for the nine months ended November 30, 2006. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months.

      On a long-term basis, our liquidity is dependent on successfully executing our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us. We believe that the funds available to us are adequate to meet our operating needs for market expansion.

Off-Balance Sheet Arrangements

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. We have no off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to any investor in our securities.

Item 3. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized, and reported on a timely basis.

      We adopted the system of internal controls over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) used by our Operating Subsidiary, following the completion of the Merger Transaction on October 29, 2007. Under the Merger Transaction, we acquired DZH Limited, then a privately held company, and the Operating Subsidiary, its operating subsidiary in China and also a privately held company, as a result of which the consolidated financial statements of DZH Limited and the Operating Subsidiary were treated as our historical financial statements for financial accounting and reporting purposes. We observe, however, that such financial controls were not designed to facilitate the external financial reporting required of a publicly held company under the Sarbanes-Oxley Act of 2002 and further, because the Operating Subsidiary's accounting records have historically been maintained using accounting principles generally accepted in the People's Republic of China, that its personnel may not be fully familiar with accounting principles generally accepted in the United States of America. Accordingly, to ensure the reliability of future financial reports our management has determined to continue to augment the financial reporting system inherited from the Operating Subsidiary into a fully-integrated financial and operating control system for our Company and its operations during the fiscal year ending December 31, 2008, and, as necessary, to hire the requisite support to facilitate the timely preparation of accurate financial reports.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      We issued an aggregate of 29,801,987 shares of our common stock in the Merger Transaction, which shares were distributed pro ratably among the shareholders of DZH Limited in accordance with their respective ownership interests in DZH Limited immediately before completion of the Merger Transaction. The shares were issued without registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemptions from registration contained (i) in Section 4(2) of the Securities Act and (ii) under Regulation S of the Securities Act afforded generally to offshore transactions involving non-U.S. persons. The foregoing transaction was the subject of our Current Report on Form 8-K filed with the SEC on November 2, 2007.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

      As previously reported by us in our definitive Information Statement on
Schedule 14C filed with the Securities and Exchange Commission on November 30, 2007, stockholders holding an aggregate of 22,646,043 our shares, representing 56.5% percent of the 40,101,987 shares of our common stock issued and outstanding as of November 19, 2007 (the "Record Date"), consented in writing to our amending our Articles of Incorporation, effective December 21, 2007, (i) to change the name of our Company from Carlateral, Inc. to Orient Paper Inc., (ii) to eliminate any provisions therein with respect to preemptive rights to acquire unissued shares of our common stock, and (iii) to increase the authorized number of shares of our common stock from 75,000,000 shares to 500,000,000 shares.

      No other matters were submitted to the vote or consent of the holders of the outstanding shares of our common stock during the quarter ended November 30, 2007.

Item 5. Other Information.

        None.

Item 6. Exhibits.

     Exhibit
     No.             Description
     --------------  ----------------------------------------------------------

     31.1            Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

     31.2            Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

     32.2 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ORIENT PAPER INC.


Date: January 16, 2008                  By:    /s/ Zhenyong Liu
                                               =================================
                                        Name:  Zhenyong Liu
                                        Title: Chief Executive Officer


Date: January 16, 2008                  By:    /s/ Jing Hao
                                               =================================
                                        Name:  Jing Hao
                                        Title: Chief Financial Officer

                             INDEX TO EXHIBITS

Exhibit
No.             Description
--------------  ----------------------------------------------------------

31.1            Certification of Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification of Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer