Form 10-K
period 2007-12-31
Orient Paper Inc.
filed 2008-03-31
CIK 1358190

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2007

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________ to ___________

                        Commission file number: 000-52639

                                ORIENT PAPER INC.
                 (Name of small business issuer in its charter)

              Nevada                                     20-4158835
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

         Science Park, Xushui Town
         Baoding City, Hebei Province,
         People's Republic of China                                   072550
      ----------------------------------------                      ----------
      (Address of principal executive offices)                      (Zip code)

     Issuer's telephone number, including area code: 011 - (86) 312-8605508

       Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                     Accelerated filer |_|
Non-accelerated filer   |_|      (Do not check if a smaller reporting company)
                                            Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of June 30, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was less than $2,000,000, based upon the bid price of $0.50 as reported on the OTC Bulletin Board at June 29, 2007.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes |_| No |X|

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 24, 2008, the registrant had outstanding 40,101,987 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

Special Note Regarding Forward Looking Information

      Orient Paper Inc. (referred to in this Transition Report on Form 10-K as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

                                     PART I

Item 1. Description of Business.

Background

      On October 29, 2007, the Company entered into an agreement and plan of merger (the "Merger Agreement") with (i) its own wholly subsidiary, CARZ Merger Sub, Inc., (ii) Dongfang Zhiye Holding Limited ("Dongfang Holding") and (iii) each of Dongfang Holding shareholders (Zhenyong Liu, Xiaodong Liu, Chen Li, Ning Liu, Jie Liu, Shenzhen Huayin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Victory High Investment Limited, Think Big Trading Limited, Huge Step Enterprises Limited, and Sure Believe Enterprise Limited) (the "Dongfang Holding Shareholders"). Zhenyong Liu is the president and sole director of Dongfang Holding.

      The transaction described in the Merger Agreement is referred to as the "Merger Transaction." A summary of the Merger Transaction, as well as the material terms and conditions of the Merger Agreement, are set forth below, but such summary is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 2, 2007.

      Dongfang Holding is a holding corporation with no operations and was formed on November 13, 2006 under the laws of the British Virgin Islands. Dongfang Holding owns all of the issued and outstanding stock and ownership of Hebei Baoding Orient Paper Milling Company Limited ("Hebei Paper"). Pursuant to the Merger Agreement, Dongfang Holding merged with CARZ Merger Sub, Inc., with Dongfang Holding as the surviving entity. As a result of the Merger Transaction, Dongfang Holding became a wholly-owned subsidiary of the Company, which, in turn, made the Company the indirect owner of Dongfang Holding's operating company subsidiary, Hebei Paper.

      Under the Merger Agreement, in exchange for their shares in Dongfang Holding, the Dongfang Holding Shareholders received an aggregate of 29,801,987 newly-issued shares of the Company's common stock, $.001 par value, which shares were distributed pro ratably among the Dongfang Holding Shareholders in accordance with their respective ownership interests in Dongfang Holding.

Our Business

      Hebei Paper, founded in 1996, engages mainly in production and distribution of products such as copy paper, uncoated and coated paper, digital photo paper, corrugated paper, plastic paper, kraft paper, graphic design paper, antifraud thermal security paper, and other paper and packaging related products. Hebei Paper uses recycled paper as its raw materials and has its corporate offices in Baoding, People's Republic of China.

      Hebei Paper's main products include various specifications of: (i) corrugated paper, (ii) tea paperboard, (iii) middle-grade offset paper, (iv) high-grade offset paper and (v) printing paper. Products currently in development include (a) security paper, (b) environmental newsprint and (c) digital photographic paper. With respect to each of these products, Hebei Paper has already established process orders, installed production equipment and completed small pilot production.

      The supplies used in our production processes are comprised mainly of readily available items for which there are multiple sources. Although we do not anticipate difficulties in obtaining necessary supplies, ongoing inflationary pressures could lead to an increase in our costs of raw materials and production. Our main suppliers are Dongfang Business Company Limited, Beijing Heerwang Industrial Material Company Limited, Shanghai Paper Machine Company Limited-Beijing Branch, Tianhe Coal Company Limited, and AP Procurement Business Company Limited-Macao Branch.

      We generally sell our products to wholesalers and other distributors which in turn resell our products to the ultimate end-users. Hebei Paper's main customers are Beijing Zhongji Star Paper Company Limited, Shanghai Hengshi Paper Company Limited, Hebei Mancheng Printing Company Limited, Beijing Star Paper Company Limited and Baoding Hengyi Printing Company Limited.

      Hebei Paper's main competitors are Nine Dragons Paper (Holdings) Limited; Huatai Group Limited; Chenming Paper Group Limited; Sun Paper Group Limited; and Qingshan Paper Co., Ltd. In addition to these competitors there are numerous smaller family operations in the paper production industry. A number of our competitors are larger entities with broader customer bases and greater financial resources than those available to us.

Item 1A. Risk Factors.

      You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of our operations could be materially and adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regarding our business. Actual results could differ materially from those set forth in the forward-looking statements. See "Special Note Regarding Forward-Looking Information."

Risk Related to the Company's Business and Industry

Risk related to changes in customer order patterns.

      Our financial condition can be adversely affected by changes in inventory levels maintained by customers and the timing of customer purchases, which may be affected by announced price changes, changes in our incentive programs, or the customer's ability to achieve incentive goals. Changes in customers' preferences for our products can also affect the demand for our products.

We are subject to fluctuations in costs of raw materials and energy, which could materially and adversely affect our business.

      As a manufacturer, our sales and profitability are also dependent upon the cost and availability of raw materials and energy, which are subject to price fluctuations, and the ability to control or pass on costs of raw materials and labor. Inflationary and other increases in the costs of raw materials, labor and energy have occurred in the past and are expected to recur, and our performance depends in part on our ability to pass on to customers changes in costs in our selling prices for products and on improvements in productivity. Also, there can be no assurance that we will are able to obtain timely delivery of materials, equipment, and packaging from suppliers. A disruption to our supply chain could materially and adversely affect our sales and profitability.

We are dependent on a small number of customers for a significant portion of our business.

      Our customers are widely diversified, but in certain portions of our business, industry concentration has increased the importance of certain customers and decreased the number of customers for our products. In particular, sales of consumer products in China are concentrated in a few major customers. The business risk associated with this concentration, including increased credit risks for these and other customers, and the possibility of related bad debt write-offs, could materially and adversely affect our margins and profits.

There can be no assurance that we will timely develop or successfully market new products, which are important to the growth of our business.

      Our ability to develop and successfully market new products and applications is important in maintaining growth. The timely introduction of new products and improvements in current products helps determine our success. Research and development for each of our operating segments is complex and uncertain and requires innovation and anticipation of market trends. There can be no assurance that our customers will continue to demand our current products, that we will be able to develop new products on a cost effective basis, or that if we do develop new products on a cost effective basis that our customers will accept such new products.

Infringing intellectual property rights of third parties or inadequately acquiring or protecting intellectual property and patents could harm our ability to grow.

      Because our products involve complex technology and chemistry, we are sometimes involved in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. We could be held to be liable to pay damages or obtain licenses. There can be no assurance that licenses will be available, or will be available on commercially reasonable terms, and the cost to defend these infringement claims and to develop new technology could be significant.

      We also could have our intellectual property infringed. We attempt to protect and restrict access to our intellectual property and proprietary information, but it may be possible for a third party to obtain our information and develop similar technologies. In addition, many of the regions in which we operate have limited or no protection for intellectual property rights. The costs involved to protect our intellectual property rights could materially and adversely impact our profitability.

We face significant actual and potential competition for our products.

      We compete in a highly developed market with companies that have significantly greater experience and history in our industry. If we do not compete effectively, we could lose market share and experience falling prices, adversely affecting our financial results. Our competitors will expand in the key markets and implement new technologies making them more competitive. There is also the possibility that competitors will be able to offer additional products, services, lower prices, or other incentives that we can not or will not offer or that will make our products less profitable. There can be no assurance that we will be able to compete successfully against current and future competitors.

We face potential for litigation.

      Potential adverse developments in legal proceedings and investigations regarding competitive activities and other legal, compliance and regulatory matters, including those involving product liabilities, product and trade compliance, and other matters, could impact us materially. Our financial results could be materially and adversely impacted by an unfavorable outcome to pending or future litigation and investigations.

Risks related to environmental, health, and safety laws.

      Due to the nature of the business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities; impact our production capabilities; constrict our ability to sell, expand or acquire facilities; and generally impact our financial performance. We have accrued liabilities for environmental clean-up sites, including sites for which governmental agencies have designated us as a potentially responsible party, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate currently identified sites and other sites, which could be identified in the future for cleanup, could be higher than the liability currently accrued.

Our management is comprised almost entirely of individuals residing in the PRC with very limited English skills.

      Our management is comprised almost entirely of individuals born and raised in the PRC. As a result of differences in culture, educational background and business experiences, our management may analyze, evaluate and present business opportunities and results of operations differently from the way they are analyzed, evaluated and presented by management teams of public companies in Europe and the United States. In addition, our management has very limited skills in English. Consequently, it is possible that our management team will emphasize or fail to emphasize aspects of our business that might customarily be emphasized in a different manner by comparable public companies from different geographical and political areas.

Our management is not familiar with the United States securities laws.

      Our management and the former owners of the businesses we acquire are generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

It may be difficult for our stockholders to enforce their rights as against the Company or our officers or directors.

      Because our principal assets are located outside of the United States and our directors and executive officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the People's Republic of China.

      In addition, our operating subsidiaries and substantially all of our assets are located outside of the United States. You will find it difficult to enforce your legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the People's Republic of China and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the courts of the People's Republic of China. In addition, it is unclear if extradition treaties in effect between the United States and the People's Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

Risks Related to Doing Business in China.

      Adverse changes in economic and political policies of the People's Republic of China government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

      Because our operations are all located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect our business.

      All of our operations are outside the United States and are located in China, which exposes it to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.

      China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the People's Republic of China economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The People's Republic of China government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall People's Republic of China economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the People's Republic of China government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

We face risks associated with currency exchange rate fluctuation, any adverse fluctuation may adversely affect our operating margins.

      Although the Company is incorporated in the United States, the majority of our current revenues are in Chinese currency. Conducting business in currencies other than US dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the US dollar relative to other currencies impact our revenue; cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, the Company has not engaged in exchange rate hedging activities. Although the Company may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

The Chinese legal and judicial system may negatively impact foreign investors.

      In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

      The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on the Company business and prospects.

      The practical effect of the Peoples Republic of China legal system on the Company business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards
(1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic reform issues.

      Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

      o     We will be able to capitalize on economic reforms;
      o The Chinese government will continue its pursuit of economic reform policies;
      o     The economic policies, even if pursued, will be successful;
      o Economic policies will not be significantly altered from time to time; and
      o Business operations in China will not become subject to the risk of nationalization.

      Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect the Company operations.

      Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

      To date, reforms to China's economic system have not adversely impacted the Company operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that the Company will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions

      Risks Related to the Company

      We will continue to incur significant costs as a result of operating as a public company, and management will be required to devote substantial time to new compliance requirements.

      As a public company the Company incurs significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

      In addition, the Sarbanes-Oxley Act requires, among other things, that the Company maintains effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, the Company must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our registered independent public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our registered independent public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that the Company incurs substantial accounting expenses and expend significant management efforts. If the Company is not able to comply with the requirements of Section 404 in a timely manner, or if our registered independent accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and the Company could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Risks Related to the Common Stock

There is a limited public market for the common stock.

      There is currently a limited public market for our common stock and ownership of our stock is concentrated in the hands of a limited number of individuals. Our stockholders may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

      We have not paid and do not anticipate paying any dividends on our common stock; therefore, our securities could face devaluation in the market.

      We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our new business plan. Lack of a dividend can further affect the market value of the Company's common stock, and could significantly affect the value of any investment in the Company.

Item 1B. Unresolved Staff Comments.

      Not applicable.

Item 2. Description of Property.

      The assets of the Company and its subsidiary on a consolidated, post-merger basis include cash and cash equivalents, accounts receivable from customers, inventories, property and equipments. Hebei Paper headquarters are located at Hebei Baoding Orient Paper Milling Company Limited, Science Park, Xushui Town, Baoding City, Hebei Province, P.R. China. The headquarters, divided into two districts, has a total area of 258.06 mu or approximately 42.50 acres. Thye land is leased from the local government pursuant to a 30 year lease that expires December 31, 2031. The lease requires an annual payment of $15,384. In addition, the Company is obligated to return the land in its condition at the commencement of the lease. The Company has not obtained an estimate for any costs of restoration, but believes the costs to be accrued for 2006 and 2007 is immaterial.

      All the office buildings and factory buildings are built and owned by the Company. As a result of the Merger, the corporate office of the Company will be relocated to the above address. There are no present plans for the improvement or development for our properties.

Item 3. Legal Proceedings.

      The Company, its subsidiaries and its property are not a party to any pending legal proceeding

Item 4. Submission of Matters to a Vote of Security Holders.

      During the quarter ended November 30, 2007, the holder of a majority of the outstanding common stock of the Company, acting by unanimous written consent voted to amend the Company's Articles of Incorporation to change the name of the Company to "Orient Paper Inc.," to increase the number of authorized shares of the common stock of the Company to 500 million shares and to eliminate the preemptive right of shareholders to acquire unissued shares of our common stock.

                                     PART II

Item 5. Market for Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Our common stock, $.001 par value, is traded on the OTC Bulletin Board under the symbol OPAI. Until late January of 2008, there was no active trading in our common stock.

      As of March 7, 2008, there were approximately seventeen holders of record of our common stock.

      No equity securities of our Company were purchased by us or any "affiliated purchaser" of ours during the Transition Period from March 1, 2007 through December 31, 2007.

      Dividends.

      We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on its common stock and we do not believe that there are any that are likely to do so in the future.

      Securities Authorized for Issuance Under Equity Compensation Plans.

      We granted no options during the Transition Period. As of December 31, 2008, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.

      Recent Sales of Unregistered Equity Securities.

      Not applicable.

Item 6. Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

      The section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is intended to facilitate the reader's understanding of the Company's audited financial statements included in this Report. While this report is being filed with respect to the ten-month transition period from March 1, 2007 through December 31, 2007, the Company is including audited financial statements restated for the entire calendar year ending December 31, 2007 (December 31 being the Company's new fiscal year end), rather than merely the ten-month transition period. The information provided in this section should be read together with the accompanying audited financial statements for such period and the notes thereto.

Comparison of the fiscal years ended December 31, 2007 and 2006.

      The following table and subsequent discussion presents certain consolidated statement of operations information derived from the consolidated statements of operations for the years ended December 31, 2007 and 2006 included in this Transition Report on Form 10-Q.

                                            Year ended                              Percentage
                                  Dec. 31, 2007   Dec. 31, 2006       Change          Change
----------------------------------------------------------------------------------------------
Revenues                           $39,707,431     $30,561,249      $9,146,182        29.93%
----------------------------------------------------------------------------------------------
Cost of Sales                       33,098,875      25,230,151      $7,868,724        31.20%
----------------------------------------------------------------------------------------------
Gross Profit                         6,608,556       5,331,098      $1,277,458        23.96%
----------------------------------------------------------------------------------------------
General and Administrative
Expense                                273,941         292,833        ($18,892)       -6.45%
----------------------------------------------------------------------------------------------
Income from Operations               6,334,615       5,038,265      $1,296,350        25.73%
----------------------------------------------------------------------------------------------
Other Income (Expense)               (272,204)       (279,243)          $7,039        -2.52%
----------------------------------------------------------------------------------------------
Income before Income Taxes           6,062,411       4,759,022      $1,303,389        27.39%
----------------------------------------------------------------------------------------------
Income tax Expense                   2,000,596       1,565,952        $434,644        27.76%
----------------------------------------------------------------------------------------------
Net Income                           4,061,815       3,193,070        $868,745        27.21%
----------------------------------------------------------------------------------------------
Total Comprehensive Income           5,481,150       3,743,896      $1,737,254        46.40%
----------------------------------------------------------------------------------------------

      Revenue

      Revenue was $39,707,431 during the year ending December 31 2007, an increase of $9,146,182 (or approximately 29.93%) from revenue of $30,561,249 for the year ended December 31, 2006. The increase in revenue was attributable to increasing demand for our products as a result of the closure of many small paper milling companies because of heightened environmental laws and regulations. In addition to the increased demand, we launched a successful market expansion plan that increased the sales volume in domestic market. Revenues also increased as a result of inflation which caused an increase in unit prices. Further, the Chinese currency (Renminbi Yuan) has been appreciating against the United States dollar, leading to an increase in revenues as reported in US dollars.

      Cost of Sales

      Cost of sales was $33,098,875 during the year ending December 31 2007, an increase of $7,868,724 (or approximately 31.2%) from cost of sales of $25,230,151 for the year ended December 31, 2006. The increase in cost of sales was attributable to the increase in our sales volume and an increase in the price of raw materials year over year due to inflation

      Gross Profit

      Gross profit was $6,608,556 during the year ending December 31 2007, an increase of $1,277,458 (or approximately 23.96%) from gross profit of $5,331,098 for the year ended December 31, 2006. The increase in gross profit was attributable to our ability to increase prices in excess of our cost increases as a result of increased demand.

      General and Administrative Expenses

      General and administrative expenses were $273,941 during the year ending December 31 2007, a decrease of $18,892 (or approximately 6.45%) from general and administrative expenses of $292,833 for the year ended December 31, 2006. The decrease in general and administrative expenses was attributable to the reduction in advertisement expenses occasioned by heightened market demand.

      Income from Operations

      Income from operations was $6,334,615 during the year ended December 31 2007, an increase of $1,296,350 (or approximately 25.73%) from income from operations of $5,038,265 for the year ended December 31, 2006. The increase in income from operations was attributable to the higher net sales generated and the lower cost of sales and general and administrative expenses.

      Other Income or Expense

      Other expenses were $272,204 during the year ending December 31 2007, a decrease of $7,039 (or approximately 2.52%) from other expenses of $279,243 for the twelve months ended December 31, 2006. The decrease in other expenses was attributable to a reduction in our outstanding debt.

      Income before Income Taxes

      Income before income taxes was $6,062,411 during the year ending December 31 2007, an increase of $1,303,389 (or approximately 27.39%) from income before income taxes of $4,759,022 for the year ended December 31, 2006.

      Income Tax Expense

      Income tax expense was $2,000,596 during the year ending December 31 2007, an increase of $434,644 (or approximately 27.76%) from income tax expense of $1,565,952 for the year ended December 31, 2006. The increase in income tax expense was attributable to the increase in our income before income taxes.

      Net Income

      Net income was $4,061,815 during the year ending December 31 2007, an increase of $868,745 (or approximately 27.21%) from net income of $3,193,070 for the twelve months ended December 31, 2006. The increase in net income was attributable to the cumulative effect of the reasons discussed above.

Total Comprehensive Income

Total Comprehensive Income was $5,481,150 for the year ended December 31, 2007, as a result of a foreign translation adjustment of $1,419,335. This represents an increase of approximately 46% from total comprehensive income of $3,743,896 for the prior year. The increase reflects the Company's higher net income and the fact that the foreign translation adjustment increased 157% from the adjustment of $550,826 for the year ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $622,661. Cash flows from operating activities were $7,731,727 for the twelve months ended December 31, 2007, as compared to $7,861,997 for the twelve months ended December 31, 2006. Cash flows used in investing activities were $3,272,572 for the twelve months ended December 31, 2007, as compared to $15,934,313 for the twelve months ended December 31, 2006. Cash flows used in financing activities were $5,336,799 for the twelve months ended December 31, 2007, as compared to $7,274,439 provided by financing activities for the twelve months ended December 31, 2006. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months.

As of December 31, 2007, we had loans due to an officer in the amount of $5,754,185. Advances from this officer to the Company have been as high as $8,009,731 during the past two years and, absent such advances, we could not have grown our business as we have done over the past two years. The obligations to this officer do not bear interest and are due in installments of $2,530,368 and $3,223,817, on December 31, 2008 and 2009. If the Company does not have sufficient liquidity to pay these loans when due, this officer could seek to collect his loans, which would have a material adverse effect on the business of the Company. .

On a long-term basis, our liquidity is dependent on successfully executing our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us. We believe that the funds available to us are adequate to meet our operating needs for internally generated market expansion.

Off-Balance Sheet Arrangements

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to any investor in our securities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 8. Financial Statements and Supplementary Data.

      The financial information required by this item is set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 9A. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      We adopted the system of internal controls over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) used by our operating subsidiary, following the completion of the Merger Transaction on October 29, 2007. Under the Merger Transaction, we acquired Dongfang Holding, then a privately held company, and Hebei Paper, its operating subsidiary in China and also a privately held company. Such financial controls were not designed to facilitate the external financial reporting required of a publicly held company under the Sarbanes-Oxley Act of 2002 and further, because Hebei Paper's accounting records have historically been maintained using accounting principles generally accepted in the People's Republic of China, its personnel may not be fully familiar with accounting principles generally accepted in the United States of America. Accordingly, to ensure the reliability of future financial reports our management has determined to continue to augment the financial reporting system inherited from Hebei Pper into a fully-integrated financial and operating control system for our Company and its operations during the fiscal year ending December 31, 2008, and, as necessary, to hire the requisite support to facilitate the timely preparation of accurate financial reports.

      This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only our management's report in this annual report.

Item 9B. Other Information.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers.

      Our directors, executive officers and key employees are:

         Name                  Age         Position
         ----                  ---         --------
         Zhenyong Liu          44          Chief Executive Officer and Director
         Jing Hao              24          Chief Financial Officer
         Dahong Zhou           28          Secretary
         Xiaodong Liu          33          Director
         Fuzeng Liu            58          Director
         Chen Li               50          Director

      The business experience of each or our directors, named executive officers and significant employees is set forth below:

      Zhenyong Liu. On November 30, 2007, Zhenyong Liu became a member of the Board and was appointed Chairman of the Board. Mr. Liu has also served as the Company's Chief Executive Officer since November 16, 2007. Mr. Liu also serves as Chairman of Hebei Baoding Orient Paper Milling Company Limited, a position held since 1996. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited, which entity was acquired by our Company under the merger transaction previously reported by the Company in its Current Report on Form 8-K filed with the Commission on November 2, 2007. From 1990 to 1996, he served as Plant Director of Xinxin Paper Milling Factory. Mr. Liu served as General Manager of Xushui Town Huandong electronic appliances procurement station from 1986 to 1990 and as Vice Plant Director of Liuzhuang Casting Factory from 1982 to 1986.

      Jing Hao. Jing Hao was appointed as our Chief Financial Officer on November 16, 2007. Ms. Hao also serves as Chief Financial Officer of Hebei Baoding Orient Paper Milling Company Limited, a position she has held since 2006. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited. From 2005 to 2006, she served as Manager of Financial Department for Hebei Baoding Orient Paper Milling Company Limited from 2005 to 2006 and as Assistant Manager of Financial Department for Shandong Chenming Paper Milling Group Company Limited from 2004 to 2006.

      Dahong Zhou. Dahong Zhou was appointed as our Secretary on November 16, 2007.Dahong Zhou also serves as Executive Manager of Hebei Baoding Orient Paper Milling Company Limited, a position she has held since 2006. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of DZHL, which entity was acquired by our Company under the Merger Transaction reported in our Current Report filed November 2, 2007.

      Xiaodong Liu. On November 30, 2007, Xiaodong Liu became a member of the Board. Mr. Liu also serves as General Manager of Hebei Baoding Orient Paper Milling Company Limited, a position he has held since 2002. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited. He previously was at Hebei Baoding Orient Paper Milling Company Limited from 2000 to 2002 and at Hebei Province Oil Investigation Design Institute from 1998 to 2000.

      Fuzeng Liu. On November 30, 2007, Fuzeng Liu became a member of the Board. Mr. Liu also serves as Vice General Manager of Hebei Baoding Orient Paper

Milling Company Limited, a position he has held since 2002. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited. Previously, he was Deputy Secretary of Xushui Town Traffic Bureau from 1992 to 2002, Party Secretary of Xushui Town Dayin Village from 1988 to 1992, and Head of the Xushui Town Cuizhuang Village from 1984 to 1984. From 1977 to 1984, Mr. Liu served in committee office of Xushui Town. From 1970 to 1977, Mr. Liu served in the Pharmaceutical Company of Xushui Town.

      Chen Li. On November 30, 2007, Chen Li became a member of the Board. Since 2005, Chen Li has also served as Deputy Secretary of the Bureau of Justice of Xushui Town. Previously, he was Deputy Secretary of Bureau of Technical Supervision of Xushui Town from 1994 to 2005, Head of the Office of Agricultural Commission of Xushui Town from 1989 to 1994, and Vice Minister of the Armed Forces of Xushui Town from 1985 to 1989. From 1979 to 1985, Mr. Li served in the army of the Perople's Republic of China.

Director Compensation.

      Directors of our Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2007.

Code of Ethics

      We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. We expect to prepare a Code of Ethics in the near future.

Committees

      We do not currently have either an Audit Committee, Nominating Committee or Compensation Committee. Our board of directors believes that our having no committees during our the period covered by this Report was appropriate by reason of (i) the nominal operations and nominal assets associated with our prior status as a "shell company" and (ii) the lack of any requirements for such committees under the regulations of the OTC Bulletin Board on which our common stock is currently traded. However, with the completion of the Merger Transaction in October 2007, we anticipate creating an audit committee, together with such other committees as our board deems advisable.

Change in Control Arrangements

      There are currently no arrangements that would result in a change in control of our Company.

Item 11. Executive Compensation.

      Our current and previous executive officers and directors do not receive any compensation and have not received any restricted shares awards, options, or any other payouts. As such, we have not included a Summary Compensation Table or other tables pertaining to compensation or grants of options, stock or other awards that otherwise would be included.

      There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director have agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensate the director for participation.

      There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

      The Company currently does not have employment agreements with its executive officers. The executive officer/director of the Company has agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officer will not be compensated for services previously provided. They will receive no accrued remuneration.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      As of March 7, 2008, we had 40,101,987 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of that date by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

                                 Name and Address                    Amount and nature of           Percent of
Title of class                of Beneficial Owner (1)              beneficial ownership (2)          class (2)
--------------------------------------------------------------    --------------------------    -----------------
Common Stock        Zhenyong Liu,                                 15,646,043                    39%
                    Chief Executive Officer and Director
Common Stock        Jing Hao, Chief Financial Officer             0                             0%
Common Stock        Xiaodong Liu, Director                        1,102,674                     2.7%

Common Stock        Fuzeng Liu, Director                          0                             0%
Common Stock        Chen Li, Director                             804,654                       2.0%

                                 Name and Address                    Amount and nature of           Percent of
Title of class                of Beneficial Owner (1)              beneficial ownership (2)          class (2)
--------------------------------------------------------------    --------------------------    -----------------
Common Stock        Executive Officers and Directors as a         17,553,371                    43.77%
                    Group (3)
Common Stock        Max Time Enterprises, Limited (4)             7,000,000                     17.5%
Common Stock        Hui Ping Chen (4)                             7,000,000                     17.5%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the fling date upon exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the filing date have been exercised. The address for each beneficial owner is c/o Orient Paper Inc., Science Park, Xushui Town Baoding City, Hebei Province,P.R. China 072550.

(2) The percentages listed in the "Percent of Class" column are based upon 40,101,987 issued and outstanding shares of our common stock.

(3) Hui Ping Cheng, a former director of the Company, is the sole owner, director and officer of Max Time Enterprise Limited and, by reason thereof, Ms. Cheng may be deemed to be an indirect beneficial owner of 7,000,000 shares of our Company's common stock held by Max Time Enterprise Limited.

(4) Consists of 5 individuals as of the filing date.

Item 13. Certain Relationships and Related Transactions.

Relationships and Related Transactions.

      Except as otherwise disclosed herein or incorporated herein by reference, in particular, with respect to the merger Transaction described in Item 1, there have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any director or executive officer of the Company, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Company, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

      Zhenyong Liu loaned to the Company $8,009,731 and $3,531,272 during the years ended December 31, 2007, and 2006, respectively. As of December 31, 2007, the Company owed Mr. Liu $5,754,185. There are provisions for deferring payment if the Company's cash flow is not sufficient to cover the obligation. The loan is non-interest bearing.

The obligation owed to the Chief Executive Officer matures as follows:

                        December 31,              Amount
                        ------------           -----------
                            2008               $ 2,530,368
                            2009                 3,223,817
                                               -----------
                            Total              $ 5,754,185
                                               ===========

Director Independence.

      The OTC Bulletin Board, on which our common stock is currently traded, does not maintain director independence standards.

Item 14. Principal Accountant Fees and Services.

      In connection with our change in control effective pursuant to a merger transaction, as disclosed as disclosed on our Current Report on Form 8-K filed on December 3, 2007, our Board of Directors approved the engagement of Davis Accounting Group P.C. for all audit and permissible non-audit services, and dismissed Moore & Associates, Chartered the Company's prior certifying accountant, in each case effective as of November 27, 2007.

      Our Board of Directors annually reviews the audit and permissible non-audit services performed by our principal registered independent accounting firm and reviews and approves the fees charged by our principal registered independent accounting firm. Our Board of Directors has considered the role of Davis Accounting Group P.C. in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services, if any, was compatible with the maintenance of such firm's independence in the conduct of its auditing functions.

      During fiscal years 2006 and 2007, the aggregate fees which we paid to or were billed by Davis Accounting Group P.C. or Moore & Associates for professional services were as follows:

                                    Fiscal year ended December 31,
                                      2007               2006
                                -----------------    -----------------
                 Audit fees     $32,500              $5,900
         Audit-related fees     0                    0
                   Tax fees     0                    0
             All other fees     0                    0

      As of February 29, 2008, we did not have a formal documented pre-approval policy for the fees of our principal registered independent accounting firm.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          INDEX TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

Report of Registered Independent Auditors - 2007.............................F-2

Report of Independent Registered Public Accounting Firm - 2006...............F-3

Financial Statements-

   Balance Sheets as of December 31, 2007, and 2006..........................F-4

   Statements of Operations and Comprehensive Income for the Years
     Ended December 31, 2007, and 2006,......................................F-5

   Statements of Stockholders' Equity for the Years
      Ended December 31, 2007, and 2006......................................F-6

   Statements of Cash Flows for the Years Ended December 31,
     2007, and 2006..........................................................F-7

   Notes to Financial Statements December 31, 2007, and 2006.................F-9

                REPORT OF REGISTERED INDEPENDENT AUDITORS - 2007

To the Board of Directors and Stockholders of Orient Paper, Inc.:

We have audited the accompanying balance sheet of Orient Paper, Inc. (a Nevada corporation and formerly Carlateral, Inc.) as of December 31, 2007, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orient Paper, Inc. (formerly Carlateral, Inc.) as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,


/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 28, 2008.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - 2006

To the Board of Directors and Stockholders of Orient Paper, Inc.:

We have audited the accompanying balance sheet of Orient Paper, Inc. (a Nevada corporation and formerly Hebei Baoding Orient Paper Milling Co., Ltd.) as of December 31, 2006, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Hebei Baoding Orient Paper Milling Co., Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orient Paper, Inc. (formerly Hebei Baoding Orient Paper Milling Co., Ltd.) as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,


/s/ Farber Hass Hurley & McEwen LLP

Granada Hills, California,
June 27, 2007.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2007, AND 2006

                                             ASSETS

                                                                            2007             2006
                                                                        ------------     ------------
Current Assets:
   Cash and cash equivalents                                            $    622,661     $     80,970
   Account receivable-
       Trade                                                               1,111,157        1,625,862
       Other                                                                   2,249               --
       Less - Allowance for doubtful accounts                                     --               --
   Inventories                                                               400,689        2,681,680
                                                                        ------------     ------------
       Total current assets                                                2,136,756        4,388,512
                                                                        ------------     ------------
Property, Plant, and Equipment:
   Building and improvements                                               9,230,313        8,629,172
   Machinery and equipment                                                33,444,574       31,272,834
   Vehicles                                                                  509,027            9,335
                                                                        ------------     ------------
                                                                          43,183,914       39,911,341
   Less - Accumulated depreciation and amortization                       (8,590,382)      (5,637,180)
                                                                        ------------     ------------
       Net property, plant, and equipment                                 34,593,532       34,274,161
                                                                        ------------     ------------
Total Assets                                                            $ 36,730,288     $ 38,662,673
                                                                        ============     ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-term loans payable                                             $  6,039,145     $  5,356,939
   Current portion of related party note                                   2,530,368        2,564,000
   Accounts payable and accrued expenses                                     572,590        1,668,186
   Taxes payable                                                             851,279        1,832,419
                                                                        ------------     ------------
       Total current liabilities                                           9,993,382       11,421,544
                                                                        ------------     ------------
Long-Term Debt, less current portion:
   Related party note                                                      3,223,817        9,209,190
                                                                        ------------     ------------
       Total liabilities                                                  13,217,199       20,630,734
                                                                        ------------     ------------

Commitments and Contingencies

Stockholders' Equity:
   Common stock,  500,000,000 shares authorized, $0.001
       par value per share, 40,101,987 shares issued
       and outstanding in 2007 and 2006, respectively                         40,102           40,102
   Additional paid-in capital                                              9,070,117        9,070,117
   Statutory earnings reserve                                              1,153,628        1,153,628
   Accumulated other comprehensive income                                  2,291,187          871,852
   Retained earnings                                                      10,958,055        6,896,240
                                                                        ------------     ------------
       Total stockholders' equity                                         23,513,089       18,031,939
                                                                        ------------     ------------
Total Liabilities and Stockholders' Equity                              $ 36,730,288     $ 38,662,673
                                                                        ============     ============

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

                                                     Years Ended December 31,
                                                  -----------------------------
                                                      2007             2006
                                                  ------------     ------------
Revenues:
      Sales, net                                  $ 39,707,431     $ 30,561,249
                                                  ------------     ------------
Cost of Sales:
      Cost of sales                                 32,939,286       25,106,423
      Business tax and surcharges                      159,589          123,728
                                                  ------------     ------------
                   Total cost of sales              33,098,875       25,230,151
                                                  ------------     ------------
Gross Profit                                         6,608,556        5,331,098
General and Administrative Expenses                    273,941          292,833
                                                  ------------     ------------
Income from Operations                               6,334,615        5,038,265
                                                  ------------     ------------
Other (Expense):
      Interest expense                                (272,204)        (275,225)
      Non-operating expense                                 --           (4,018)
                                                  ------------     ------------
      Total other (expense)                           (272,204)        (279,243)
                                                  ------------     ------------
Income before Income Taxes                           6,062,411        4,759,022
Provision for Income Taxes                           2,000,596        1,565,952
                                                  ------------     ------------
Net Income                                           4,061,815        3,193,070
                                                  ------------     ------------
Comprehensive Income:
      Foreign currency translation adjustment        1,419,335          550,826
                                                  ------------     ------------
Total Comprehensive Income                        $  5,481,150     $  3,743,896
                                                  ============     ============
Earnings Per Share:
Basic and Fully Diluted Earning per Share         $       0.10     $       0.11
                                                  ============     ============
Weighted Average Number of Shares
      Outstanding - Basic and Diluted               40,101,987       30,181,165
                                                  ============     ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

                                                                                                          Accumulated
                                               Common stock                    Additional    Statutory       Other
                                          --------------------                  Paid-in       Earnings      Retained   Comprehensive
      Description                           Shares      Amount     Capital      Reserve       Earnings       Income        Totals
---------------------------------------   ----------   -------   ----------   ----------    -----------    ----------    -----------
Balance - December 31, 2005               29,801,987   $29,802   $9,056,917   $  676,731    $ 3,703,170    $  321,026    $13,787,646

Common stock issued for cash               7,000,000     7,000           --           --             --            --          7,000

Common stock issued for cash               3,300,000     3,300       13,200           --             --            --         16,500

Foreign currency translation adjustment           --        --           --           --             --       550,826        550,826

Net income for the period                         --        --           --      476,897      3,193,070            --      3,669,967
                                         -----------   -------   ----------   ----------    -----------    ----------    -----------

Balance - December 31, 2006               40,101,987   $40,102   $9,070,117   $1,153,628    $ 6,896,240    $  871,852    $18,031,939
                                         -----------   -------   ----------   ----------    -----------    ----------    -----------

Foreign currency translation adjustment           --        --           --           --             --            --             --

Net income for the period                         --        --           --           --      4,061,815     1,419,335      5,481,150
                                         -----------   -------   ----------   ----------    -----------    ----------    -----------

Balance - December 31, 2007               40,101,987   $40,102   $9,070,117   $1,153,628    $10,958,055    $2,291,187    $23,513,089
                                         ===========   =======   ==========   ==========    ===========    ==========    ===========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                            STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2007, AND 2006

                                                                       Years Ended December 31,
                                                                    -----------------------------
                                                                        2007             2006
                                                                    ------------     ------------
Cash Flows from Operating Activities:
      Net income                                                    $  4,061,815     $  3,193,070
      Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation                                                2,953,201        1,870,878
      Changes in operating assets and liabilities:
           Accounts receivable                                           514,705         (699,793)
           Other receivable                                               (2,249)              --
           Advances to suppliers                                              --        3,151,179
           Inventories                                                 2,280,991          423,639
           Accounts payable and accrued expenses                      (1,271,995)         351,157
           Accrued payroll                                                47,052               --
           Employee benefit payable                                      118,412               --
           Other payables - Government                                    10,935               --
           Advances from customers                                            --         (876,331)
           Taxes payable                                                (981,140)         448,198
                                                                    ------------     ------------
Net Cash Provided by Operating Activities                              7,731,727        7,861,997
                                                                    ------------     ------------
Cash Flows from Investing Activities:
      Purchases of property and equipment                             (3,272,572)     (15,934,313)
                                                                    ------------     ------------
Net Cash (Used in) Investing Activities                               (3,272,572)     (15,934,313)
                                                                    ------------     ------------
Cash Flows from Financing Activities:
      Proceeds from related party                                             --        8,009,731
      Payments to related party                                       (6,019,005)      (2,246,269)
      Proceeds from the issuance of common stock                              --           23,500
      Proceeds from borrowing on credit facility                         682,206        1,517,000
      Loans on equipment and building                                         --        3,838,308
      Payments on loans on equipment and building                             --       (3,867,831)
                                                                    ------------     ------------
Net Cash (Used in) Provided by Financing Activities                   (5,336,799)       7,274,439
                                                                    ------------     ------------
Effect of Exchange rate Changes on Cash
      and Cash Equivalents                                             1,419,335          550,826
                                                                    ------------     ------------
Net Increase (Decrease) Increase in Cash
      and Cash Equivalents                                          $    541,691     $   (247,051)
Cash and Cash Equivalents - Beginning of Period                           80,970          328,021
                                                                    ------------     ------------
Cash and Cash Equivalents, End of Period                            $    622,661     $     80,970
                                                                    ============     ============
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                        $    386,481     $    301,411
                                                                    ============     ============
      Cash paid for taxes                                           $  2,981,736     $  1,087,934
                                                                    ============     ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2007, AND 2006

Supplemental Disclosure of Cash Flow Information:

On October 29, 2007, the Company entered into an Agreement and Plan of Merger between Orient Paper, CARZ Merger Sub, Inc., a Nevada corporation, and wholly owned subsidiary of the Company, DZH Limited, and the stockholders of DZH Limited. Under the terms of the Agreement and Plan of Merger, the Company issued to the stockholders of DZH Limited 29,801,987 shares of the Company's common stock, par value $.001, in exchange for all of the issued and outstanding shares of stock of DZH Limited (50,000 shares).

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

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

HBOP was organized on March 3, 1996, under the laws of the PRC. HBOP engages mainly in the production and distribution of products such as copy paper, uncoated and coated paper, digital-photo paper, corrugated paper, plastic paper, kraft paper, graphic-design paper, antifraud-thermal-security paper, and other paper and packaging-related products. HBOP uses recycled paper as its raw materials.

Given that DZH Limited is considered to have acquired Orient Paper by a reverse merger through an Agreement and Plan of Merger (see Note 6), and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2007, and 2006, and the operations for the years ended December 31, 2007, and 2006, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of the Company, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

Foreign Currency Translation

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and revenues and expenses for the years ended December 31, 2007, and 2006. Actual results could differ from those estimates made by management.

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

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2007, management determined that a reserve for bad debts was not needed. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

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

The Company depreciates property and equipment using the straight-line method as follows:

            Building and interior            30 years
            Furniture and fixtures           5-15 years
            Vehicles                         15 years

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. For the years ended December 31, 2007, and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived asset was required.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the Company's financial instruments approximated fair value to do the nature and maturity of such instruments.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

Statutory Reserves

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

Surplus Reserve Fund

The Company is required to transfer 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50 percent of the Company's registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For years ended December 31, 2007, and 2006, the Company transferred approximately $0 and $318,000, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25 percent of the registered capital.

Common Welfare Fund

The Company is required to transfer 5 percent to 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

Revenue Recognition Policy

The Company recognizes revenue when goods are shipped, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. The Company is required to collect a three percent value-added-tax ("VAT") on each sale. Gross revenues do not include this VAT which is remitted to the government quarterly.

Advertising

The Company expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the year ended December 31, 2007, and 2006, were $198 and $1,068, respectively.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

Lease Obligations

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

Foreign operations of the Company are governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33 percent, which is comprises of 30 percent national income tax and three percent local income tax.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the years ended December 31, 2007, and 2006, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

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

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

Fiscal Year End

On November 16, 2007, the Board of Directors of the Company elected under the Bylaws of the Company to change the fiscal year end from February 28th to December 31st. Because of the reverse merger completed by the Company on October 29, 2007, the financial statements as of December 31, 2007, and 2006, and for the years then ended are presented on the basis of the year end of DZH Limited and HBOP.

(2) Inventories

Inventories consisted of the following as of December 31, 2007, and 2006:

                                                 2007         2006
                                             ----------    ----------
              Raw materials                  $  182,752    $1,403,066
              Finished goods                    217,937     1,278,614
                                             ----------    ----------
              Total inventories              $  400,689    $2,681,680
                                             ==========    ==========


(3) Short-term Loans Payable

The Company had the following short-term loans payable as of December 31, 2007, and 2006:

                                                        2007           2006
                                                    ----------------------------
Note payable, secured by equipment,
payable at maturity, including
interest at 7.8% per annum.
Renewable annually                                  $ 1,911,174     $ 1,787,108

Credit facility payable, secured by building,
payable at maturity, including
interest at 2% plus the Bank's
reference interest rate.
Renewable annually                                    1,302,450       1,517,000

Note payable, secured by equipment,
payable at maturity, including
interest at 6.7% per annum.
Renewable annually                                      822,600       1,283,631

Note payable, secured by equipment,
payable at maturity, including
floating interest per annum.
Renewable annually                                    2,002,921         769,200
                                                    ----------------------------
Total short-term loans payable                      $ 6,039,145     $ 5,356,939
                                                    ============================

As of December 31, 2007, the Company's credit facility had a maximum borrowing level of $2,000,000, which left $0 in borrowing capacity. The average short-term borrowing rate for the year was approximately 7.9 percent.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

(4) Commitments and Contingencies

Operating Lease

The Company leases 133,200 metric acres of land at its location from a local government through a real estate lease with a 30-year term and expires on December 31, 2031. The lease requires an annual rental payment of approximately $15,384. This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

              December 31,                            Amount
              ------------                          ---------
                 2008                               $  15,384
                 2009                                  15,384
                 2010                                  15,384
                 2011                                  15,384
                 2012                                  15,384
              Thereafter                              292,296
                                                    ---------
         Total lease payments                       $ 369,216
                                                    =========

Environmental Remediation

In accordance with the real estate lease, the Company will be obligated to return the land to its condition prior to the lease. As such, the Company will accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. The Company has not obtained an estimate for those costs, but management is confident that any such costs that should be accrued in the years ended December 31, 2007, or 2006, are not material.

(5) Related Party Transactions

The Chief Executive Officer of the Company loaned to the Company $8,009,731 and $3,531,272 during the years ended December 31, 2007, and 2006, respectively. As of December 31, 2007, the Company owed the Chief Executive Officer $5,754,185. There are provisions for deferring payment if the Company's cash flow is not sufficient to cover the obligation. The loan is non-interest bearing.

The obligation owed to the Chief Executive Officer matures as follows:

              December 31,                            Amount
              ------------                         -----------
                 2008                              $ 2,530,368
                 2009                                3,223,817
                                                   -----------
                 Total                             $ 5,754,185
                                                   ===========

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

(6) Common Stock

On December 16, 2006, the Company issued 7,000,000 shares of its common stock for proceeds of $7,000.

On December 24, 2006, the Company issued 3,300,000 shares of its common stock for proceeds of $16,500.

On October 29, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") between Orient Paper, CARZ Merger Sub, Inc., a Nevada corporation, and wholly owned subsidiary of the Company, DZH Limited, and the stockholders of DZH Limited. Under the terms of the Merger Agreement, the Company issued to the stockholders of DZH Limited 29,801,987 shares of the Company's common stock, par value $0.001, in exchange for all of the issued and outstanding shares of stock of DZH Limited (50,000 shares). The shares of common stock of the Company were issued without registration under the Securities Act of 1933, and were distributed pro rata among the stockholders of DZH Limited in accordance with their respective ownership interests in DZH Limited immediately before completion of the merger transaction. As a result of the Merger Agreement, DZH Limited merged with CARZ Merger Sub, Inc., with DZH Limited as the surviving entity. As such, DZH Limited became a wholly owned subsidiary of the Company, which, in turn, made the Company the indirect owner of DZH Limited's operating subsidiary, HBOP.

For financial reporting purposes, DZH Limited is considered to have acquired Orient Paper by a reverse merger through the Merger Agreement, and its stockholders currently have voting control of the Company. As such, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2007, and the operations for the years ended December 31, 2007, and 2006, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of the Company, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On December 21, 2007, by a majority vote of the stockholders of the Company, the amount of authorized common stock, par value $0.001 per share, was increased from 75,000,000 shares to 500,000,000 shares. In addition, the Company eliminated preemptive rights to acquire unissued shares of its common stock.

(7) Change in the Board of Directors and Management

Effective November 16, 2007, each of the following individuals were appointed by the Board of Directors of the Company to serve until his or her successor is chosen or upon his or her earlier resignation or removal as an officer of the Company in accordance with the Bylaws of the Company: Zhenyong Liu, Chief Executive Officer; Jing Hao, Chief Financial Officer; and, Dahong Zhou, Secretary.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

Effective November 30, 2007, Hui Ping Cheng resigned in her capacity as the sole member of the Board of Directors of the Company. Effective the same date, Zhenyong Liu, Xiaodong Liu, Fuzeng Liu, and Chen Li were appointed to the Board of Directors to serve until his or her successor is chosen or upon his or her earlier death, resignation, or removal as a member of the Board of Directors in accordance with the Bylaws of the Company. Zhenyong Liu was also appointed as Chairman of the Board of Directors of the Company.

(8) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations - Revised 2007" ("SFAS No. 141R"), which replaces FASB Statement No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3." This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer's obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchases as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer's earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent's equity; (b) clearly identify and present both the parent's and the noncontrolling interest's attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent's ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and
(e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

                                     PART IV

Item 15. Exhibits.

Exhibit No.  Description
-----------  -----------

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1       Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

  32.2       Certification pursuant to 18 U.S.C. 1350, adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ORIENT PAPER INC.


Date: March 31, 2008                   By: /s/ Zhenyong Liu
                                           -------------------------------------
                                           Zhenyong Liu, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                        Date
---------                                                        ----


/s/ Zhenyong Liu
-----------------------------------------------------            March 31, 2008
Zhenyong Liu, Chief Executive Officer
(principal executive officer), Chairman, and Director


/s/ Jing Hao
-----------------------------------------------------            March 31, 2008
Jing Hao, Chief Financial Officer
(principal financial and accounting officer)


/s/ Dahong Zhou
-----------------------------------------------------            March 31, 2008
Dahong Zhou, Secretary


/s/ Xiaodong Liu
-----------------------------------------------------            March 31, 2008
Xiaodong Liu, Director


/s/ Fuzeng Liu
-----------------------------------------------------            March 31, 2008
Fuzeng Liu, Director


/s/ Chen Li
-----------------------------------------------------            March 31, 2008
Chen Li, Director

                                INDEX TO EXHIBITS

Exhibit No.  Description
-----------  -----------

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