Form 10-K/A
period 2007-12-31
Orient Paper Inc.
filed 2008-04-15
CIK 1358190

FORM 10-K/A

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

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $622,661. Cash flows from operating activities were $7,731,727 for the twelve months ended December 31, 2007, as compared to $7,861,997 for the twelve months ended December 31, 2006. Cash flows used in investing activities were $3,272,572 for the twelve months ended December 31, 2007, as compared to $15,365,801 for the twelve months ended December 31, 2006. Cash flows used in financing activities were $5,336,799 for the twelve months ended December 31, 2007, as compared to $7,250,939 provided by financing activities for the twelve months ended December 31, 2006. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months.

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

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          INDEX TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

Report of Registered Independent Auditors - 2007............................ F-2

Report of Independent Registered Public Accounting Firm - 2006.............. F-3

Financial Statements-

   Balance Sheets as of December 31, 2007, and 2006..........................F-4

   Statements of Operations and Comprehensive Income for the Years
     Ended December 31, 2007, and 2006...................................... F-5

   Statements of Stockholders' Equity for the Years
     Ended December 31, 2007, and 2006...................................... F-6

   Statements of Cash Flows for the Years Ended December 31,
     2007, and 2006......................................................... F-7

   Notes to Financial Statements December 31, 2007, and 2006................ F-9

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


/s/ Farber Hass Hurley LLP
(Formerly Farber Hass Hurley & McEwen LLP)

Granada Hills, California,
June 27, 2007, (except for the reverse merger event disclosed in Notes 1 and 6 to the financial statements, for which the date is October 29, 2007).

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2007, AND 2006

                                     ASSETS

                                                               2007             2006
                                                           ------------     ------------
Current Assets:
   Cash and cash equivalents                               $    622,661     $     80,970
   Accounts receivable-
     Trade                                                    1,111,157        1,625,862
     Other                                                        2,249               --
     Less - Allowance for doubtful accounts                          --               --
   Inventories                                                  400,689        2,681,680
                                                           ------------     ------------
     Total current assets                                     2,136,756        4,388,512
                                                           ------------     ------------
Property, Plant, and Equipment:
   Building and improvements                                  9,230,313        8,629,172
   Machinery and equipment                                   33,444,574       31,272,834
   Vehicles                                                     509,027            9,335
                                                           ------------     ------------
                                                             43,183,914       39,911,341
   Less - Accumulated depreciation and amortization          (8,590,382)      (5,637,180)
                                                           ------------     ------------
     Net property, plant, and equipment                      34,593,532       34,274,161
                                                           ------------     ------------
Total Assets                                               $ 36,730,288     $ 38,662,673
                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-term loans payable                                $  6,039,145     $  5,356,939
   Current portion of related party note                      2,530,368        2,564,000
   Accounts payable and accrued expenses                        572,590        1,668,186
   Taxes payable                                                851,279        1,832,419
                                                           ------------     ------------
     Total current liabilities                                9,993,382       11,421,544
                                                           ------------     ------------
Long-Term Debt, less current portion:
   Related party note                                         3,223,817        9,209,190
                                                           ------------     ------------
     Total liabilities                                       13,217,199       20,630,734
                                                           ------------     ------------
Commitments and Contingencies
Stockholders' Equity:
   Common stock,  500,000,000 shares authorized, $0.001
     par value per share, 40,101,987 shares issued
     and outstanding in 2007 and 2006, respectively              40,102           40,102
   Additional paid-in capital                                 9,070,117        9,070,117
   Statutory earnings reserve                                 1,153,628        1,153,628
   Accumulated other comprehensive income                     2,291,187          871,852
   Retained earnings                                         10,958,055        6,896,240
                                                           ------------     ------------
     Total stockholders' equity                              23,513,089       18,031,939
                                                           ------------     ------------
Total Liabilities and Stockholders' Equity                 $ 36,730,288     $ 38,662,673
                                                           ============     ============

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

                                                     Years Ended December 31,
                                                  -----------------------------
                                                      2007             2006
                                                  ------------     ------------
Revenues:
   Sales, net                                     $ 39,707,431     $ 30,561,249
                                                  ------------     ------------
Cost of Sales:
   Cost of sales                                    32,939,286       25,106,423
   Business tax and surcharges                         159,589          123,728
                                                  ------------     ------------
       Total cost of sales                          33,098,875       25,230,151
                                                  ------------     ------------
Gross Profit                                         6,608,556        5,331,098
General and Administrative Expenses                    273,941          292,833
                                                  ------------     ------------
Income from Operations                               6,334,615        5,038,265
                                                  ------------     ------------
Other (Expense):
   Interest expense                                   (272,204)        (275,225)
   Non-operating expense                                    --           (4,018)
                                                  ------------     ------------
       Total other (expense)                          (272,204)        (279,243)
                                                  ------------     ------------
Income before Income Taxes                           6,062,411        4,759,022
Provision for Income Taxes                          (2,000,596)      (1,565,952)
                                                  ------------     ------------
Net Income                                           4,061,815        3,193,070
                                                  ------------     ------------
Comprehensive Income:
   Foreign currency translation adjustment           1,419,335          550,826
                                                  ------------     ------------
Total Comprehensive Income                        $  5,481,150     $  3,743,896
                                                  ============     ============
Earnings Per Share:
Basic and Diluted Earning per Share               $       0.10     $       0.11
                                                  ============     ============
Weighted Average Number of Shares
   Outstanding - Basic and Diluted                  40,101,987       30,181,165
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

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006


                                                                                        Accumulated
                                    Common stock         Additional      Statutory         Other
                              ----------------------      Paid-in         Earnings     Comprehensive      Retained
        Description             Shares       Amount       Capital         Reserve         Income          Earnings         Totals
---------------------------   ----------    --------    ------------    -----------    -------------    ------------    ------------
Balance - December 31, 2005   29,801,987    $ 29,802    $  9,048,828    $   676,731    $     321,026    $  4,211,656    $ 14,288,043
Changes due to
  recapitalization and
  reverse merger              10,300,000      10,300          21,289             --               --         (31,589)             --
Foreign currency
  translation adjustment              --          --              --             --          550,826              --         550,826
Allocation to Statutory
  Earnings Reserve                    --          --              --        476,897               --        (476,897)             --
Net income for the period             --          --              --             --               --       3,193,070       3,193,070
                              ----------    --------    ------------    -----------    -------------    ------------    ------------
Balance - December 31, 2006   40,101,987    $ 40,102    $  9,070,117    $ 1,153,628    $     871,852    $  6,896,240    $ 18,031,939
                              ----------    --------    ------------    -----------    -------------    ------------    ------------
Foreign currency
  translation adjustment              --          --              --             --        1,419,335              --       1,419,335
Net income for the period             --          --              --             --               --       4,061,815       4,061,815
                              ----------    --------    ------------    -----------    -------------    ------------    ------------
Balance - December 31, 2007   40,101,987    $ 40,102    $  9,070,117    $ 1,153,628    $   2,291,187    $ 10,958,055    $ 23,513,089
                              ==========    ========    ============    ===========    =============    ============    ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                            STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2007, AND 2006

                                                      Years Ended December 31,
                                                    ------------   ------------
                                                        2007           2006
                                                    ------------   ------------
Cash Flows from Operating Activities:
   Net income                                       $  4,061,815   $  3,193,070
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                    2,953,201      1,870,878
   Changes in operating assets and liabilities:
       Accounts receivable                               512,456       (699,793)
       Advances to suppliers                                  --      3,151,179
       Inventories                                     2,280,991        423,639
       Accounts payable and accrued expenses          (1,095,596)       351,157
       Advances from customers                                --       (876,331)
       Taxes payable                                    (981,140)       448,198
                                                    ------------   ------------
Net Cash Provided by Operating Activities              7,731,727      7,861,997
                                                    ------------   ------------
Cash Flows from Investing Activities:
   Purchases of property, plant, and equipment        (3,272,572)   (15,365,801)
                                                    ------------   ------------
Net Cash (Used in) Investing Activities               (3,272,572)   (15,365,801)
                                                    ------------   ------------
Cash Flows from Financing Activities:
   Proceeds from related party                                --      8,009,731
   Payments to related party                          (6,019,005)    (2,246,269)
   Proceeds from borrowing on credit facility            682,206      1,517,000
   Loans on equipment and building                            --      3,838,308
   Payments on loans on equipment and building                --     (3,867,831)
                                                    ------------   ------------
Net Cash (Used in) Provided by Financing Activities   (5,336,799)     7,250,939
                                                    ------------   ------------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                1,419,335          5,814
                                                    ------------   ------------
Net Increase (Decrease) in Cash
   and Cash Equivalents                             $    541,691   $   (247,051)
Cash and Cash Equivalents - Beginning of Period           80,970        328,021
                                                    ------------   ------------
Cash and Cash Equivalents - End of Period           $    622,661   $     80,970
                                                    ============   ============
Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                           $    386,481   $    301,411
                                                    ============   ============
   Cash paid for taxes                              $  2,981,736   $  1,087,934
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

DZH Limited was formed on November 13, 2006, under the laws of the British Virgin Islands, and is a holding company. As such, DZH Limited does not generate any financial or operating transactions. It owns 100 percent of the issued and outstanding stock and ownership of HBOP.

HBOP was organized on March 3, 1996, under the laws of the PRC. HBOP engages mainly in the production and distribution of products such as copy paper, uncoated and coated paper, digital-photo paper, corrugated paper, plastic paper, kraft paper, graphic-design paper, antifraud-thermal-security paper, and other paper and packaging-related products. HBOP uses recycled paper as its raw materials.

Given that DZH Limited is considered to have acquired Orient Paper by a reverse merger through an Agreement and Plan of Merger (see Note 6), and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2007, and 2009, and the operations for the years ended December 31, 2007, and 2006, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of the Company, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

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

      Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, and 2006, the Company's financial instruments approximated fair value to do the nature and maturity of such instruments.

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

      Advertising

The Company expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the years ended December 31, 2007, and 2006, were $198 and $1,168, respectively.

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

Foreign operations of the Company are governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33 percent, which is comprised of 30 percent national income tax and three percent local income tax.

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

      Reclassification

Certain 2006 amounts have been reclassified to conform with the 2007 presentation.

(2) Inventories

Inventories consisted of the following as of December 31, 2007, and 2006:

                                                     2007          2006
                                                  ----------    ----------
      Raw materials                               $  182,752    $1,403,066
      Finished goods                                 217,937     1,278,614
                                                  ----------    ----------
      Total inventories                           $  400,689    $2,681,680
                                                  ==========    ==========

(3) Short-term Loans Payable

The Company had the following short-term loans payable as of December 31, 2007, and 2006:

                                                                         2007          2006
                                                                      ------------------------
Note payable, secured by equipment, payable at maturity, including
interest at 7.8% per annum. Renewable annually                        $1,911,174    $1,787,108

Credit facility payable, secured by building, payable at maturity, including interest at 2% plus the Bank's reference interest rate.
Renewable annually                                                     1,302,450     1,517,000

Note payable, secured by equipment, payable at maturity, including
interest at 6.7% per annum. Renewable annually                           822,600     1,283,631

Note payable, secured by equipment, payable at maturity, including
floating interest per annum. Renewable annually                        2,002,921       769,200
                                                                      ------------------------
             Total short-term loans payable                           $6,039,145    $5,356,939
                                                                      ========================

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

Future minimum lease payments are as follows:

                     December 31,                        Amount
                     ------------                      ----------
                        2008                           $   15,384
                        2009                               15,384
                        2010                               15,384
                        2011                               15,384
                        2012                               15,384
                     Thereafter                           292,296
                                                       ----------
                Total lease payments                   $  369,216
                                                       ==========

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

The obligation owed to the Chief Executive Officer matures as follows:

                     December 31,                        Amount
                     ------------                      ----------
                         2008                          $2,530,368
                         2009                           3,223,817
                                                       ----------
                        Total                          $5,754,185
                                                       ==========

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

(7) Income Taxes

The provision for income taxes for the periods ended December 31, 2007, and 2006, was as follows (assuming a 33% effective tax rate):

                                                    2007          2006
                                                 ----------    ----------
      Current Tax Provision:
         National and local-                     $2,000,596    $1,565,952
                                                 ----------    ----------
           Total current tax provision           $2,000,596    $1,565,952
                                                 ==========    ==========

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

(8) Change in the Board of Directors and Management

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

(9) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations - Revised 2007" ("SFAS No. 141R"), which replaces FASB Statement No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual

                               ORIENT PAPER, INC.
                           (FORMERLY CARLATERAL, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, AND 2006

contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3." This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer's obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer's earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

o Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

o Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

o     Disclosure of information about credit-risk-related contingent features;
      and

o Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

                                       ORIENT PAPER INC.


Date: April 15, 2008                   By: /s/ Zhenyong Liu
                                           -------------------------------------
                                           Zhenyong Liu, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                        Date
---------                                                        ----


/s/ Zhenyong Liu
-----------------------------------------------------            April 15, 2008
Zhenyong Liu, Chief Executive Officer
(principal executive officer), Chairman, and Director


/s/ Jing Hao
-----------------------------------------------------            April 15, 2008
Jing Hao, Chief Financial Officer
(principal financial and accounting officer)


/s/ Dahong Zhou
-----------------------------------------------------            April 15, 2008
Dahong Zhou, Secretary


/s/ Xiaodong Liu
-----------------------------------------------------            April 15, 2008
Xiaodong Liu, Director


/s/ Fuzeng Liu
-----------------------------------------------------            April 15, 2008
Fuzeng Liu, Director


/s/ Chen Li
-----------------------------------------------------            April 15, 2008
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