Form 10-Q
period 2008-03-31
Orient Paper Inc.
filed 2008-05-21
CIK 1358190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From              to

                        Commission File Number: 000-52639

                               ------------------

                                ORIENT PAPER INC.
             (Exact name of registrant as specified in its charter)

                               ------------------

                 Nevada                                           20-4158835
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

        Science Park, Xushui Town
      Baoding City, Hebei Province,
       People's Republic of China                                   072550
(Address of principal executive offices)                          (Zip Code)

                             011 - (86) 312-8605508
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer  |_|           Accelerated filer  |_|
      Non-accelerated filer  |_|             Smaller reporting company  |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at May 15, 2008
----------------------------------------          ---------------------------
Common Stock, $0.001 par value per share                40,101,987 shares

================================================================================

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                               ORIENT PAPER, INC.
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007

Financial Statements-

   Balance Sheets as of March 31, 2008, and December 31, 2007................F-2

   Statements of Operations and Comprehensive Income for the Three Months
     Ended March 31, 2008, and 2007..........................................F-3

   Statements of Cash Flows for the Three Months Ended March 31,
     2008, and 2007..........................................................F-4

   Notes to Financial Statements March 31, 2008, and 2007....................F-6

                               ORIENT PAPER, INC.
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2008, AND DECEMBER 31, 2007

                                                       ASSETS

                                                                                          2008             2007
                                                                                      ------------     ------------
                                                                                       (Unaudited)       (Audited)
Current Assets:
              Cash and cash equivalents                                               $  1,283,834     $    622,661
              Accounts receivable-
                Trade                                                                    1,325,093        1,111,157
                Other                                                                        2,778            2,249
                Less - Allowance for doubtful accounts                                          --               --
              Inventories                                                                  500,828          400,689
              Prepaid expenses                                                             285,600               --
                                                                                      ------------     ------------

                          Total current assets                                           3,398,133        2,136,756
                                                                                      ------------     ------------

Property, Plant, and Equipment:
              Building and improvements                                                  9,614,068        9,230,313
              Machinery and equipment                                                   44,259,848       33,444,574
              Vehicles                                                                     530,190          509,027
                                                                                      ------------     ------------

                                                                                        54,404,106       43,183,914

              Less - Accumulated depreciation and amortization                          (9,617,166)      (8,590,382)
                                                                                      ------------     ------------

                          Net property, plant, and equipment                            44,786,940       34,593,532
                                                                                      ------------     ------------

Total Assets                                                                          $ 48,185,073     $ 36,730,288
                                                                                      ============     ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
              Short-term loans payable                                                $  5,931,626     $  6,039,145
              Current portion of related party note                                      2,635,569        2,530,368
              Accounts payable and accrued expenses                                      8,666,374          572,590
              Deferred revenues                                                            189,924               --
              Income taxes payable                                                       1,228,028          851,279
                                                                                      ------------     ------------

                          Total current liabilities                                     18,651,521        9,993,382
                                                                                      ------------     ------------

Long-Term Debt, less current portion:
              Related party note                                                         3,357,849        3,223,817
                                                                                      ------------     ------------

                          Total liabilities                                             22,009,370       13,217,199
                                                                                      ------------     ------------

Commitments and Contingencies

Stockholders' Equity:
              Common stock,  500,000,000 shares authorized, $0.001
                par value per share, 40,101,987 shares issued and
                outstanding in 2008 and 2007, respectively                                  40,102           40,102
              Additional paid-in capital                                                 9,070,117        9,070,117
              Statutory earnings reserve                                                 1,153,628        1,153,628
              Accumulated other comprehensive income                                     3,509,541        2,291,187
              Retained earnings                                                         12,402,315       10,958,055
                                                                                      ------------     ------------

                          Total stockholders' equity                                    26,175,703       23,513,089
                                                                                      ------------     ------------

Total Liabilities and Stockholders' Equity                                            $ 48,185,073     $ 36,730,288
                                                                                      ============     ============

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ORIENT PAPER, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                         -----------------------------
                                                             2008              2007
                                                         ------------     ------------
Revenues:
      Sales, net                                         $ 13,528,033     $  8,147,621
                                                         ------------     ------------

Cost of Sales:
      Cost of sales                                        10,991,548        6,840,656
      Business tax and surcharges                              52,956           34,775
                                                         ------------     ------------

           Total cost of sales                             11,044,504        6,875,431
                                                         ------------     ------------

Gross Profit                                                2,483,529        1,272,190

General and Administrative Expenses                           220,957           72,852
                                                         ------------     ------------

Income from Operations                                      2,262,572        1,199,338
                                                         ------------     ------------

Other (Expense):
      Interest (expense)                                     (106,960)         (44,359)
                                                         ------------     ------------
      Total other (expense)                                  (106,960)         (44,359)
                                                         ------------     ------------

Income before Income Taxes                                  2,155,612        1,154,979

Provision for Income Taxes                                   (711,352)        (376,432)
                                                         ------------     ------------

Net Income                                                  1,444,260          778,547
                                                         ------------     ------------

Comprehensive Income:
      Foreign currency translation adjustment               1,218,354          185,809
                                                         ------------     ------------

Total Comprehensive Income                               $  2,662,614     $    964,356
                                                         ============     ============

Earnings Per Share:

Basic and Diluted Earning per Share                      $       0.04     $       0.02
                                                         ============     ============

Weighted Average Number of Shares
      Outstanding - Basic and Diluted                      40,101,987       40,101,987
                                                         ============     ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2008, AND 2007
                                   (Unaudited)

                                                                           Three Months Ended
                                                                               March 31,
                                                                    -----------------------------
                                                                        2008             2007
                                                                    ------------     ------------
Cash Flows from Operating Activities:
      Net income                                                    $  1,444,260     $    778,547
      Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation                                                1,026,784          656,459
      Changes in operating assets and liabilities:
           Accounts receivable                                          (214,465)         136,056
           Inventories                                                  (100,139)         939,203
           Prepaid expenses                                             (285,600)              --
           Accounts payable and accrued expenses                       8,093,784         (447,238)
           Deferred revenues                                             189,924               --
           Income taxes payable                                          376,749       (1,084,782)
                                                                    ------------     ------------

Net Cash Provided by Operating Activities                             10,531,297          978,245
                                                                    ------------     ------------

Cash Flows from Investing Activities:
      Purchases of property, plant, and equipment                    (11,220,192)        (404,718)
                                                                    ------------     ------------

Net Cash (Used in) Investing Activities                              (11,220,192)        (404,718)
                                                                    ------------     ------------

Cash Flows from Financing Activities:
      Proceeds from related party                                        239,233               --
      Payments to related party                                               --       (1,274,778)
      Proceeds from borrowing on credit facility                              --          458,699
      Payments of principal on credit facility                          (107,519)              --
                                                                    ------------     ------------

Net Cash (Used in) Provided by Financing Activities                      131,714         (816,079)
                                                                    ------------     ------------

Effect of Exchange Rate Changes on Cash
      and Cash Equivalents                                             1,218,354          185,809
                                                                    ------------     ------------

Net Increase (Decrease)  in Cash
      and Cash Equivalents                                          $    661,173     $    (56,743)

Cash and Cash Equivalents - Beginning of Period                          622,661           80,970
                                                                    ------------     ------------

Cash and Cash Equivalents - End of Period                           $  1,283,834     $     24,227
                                                                    ============     ============

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                        $    117,050     $     44,527
                                                                    ============     ============
      Cash paid for taxes                                           $    455,672     $  1,530,219
                                                                    ============     ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2008, AND 2007
                                   (Unaudited)

Supplemental Disclosure of Cash Flow Information:

On October 29, 2007, the Company entered into an Agreement and Plan of Merger between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation, and wholly owned subsidiary of the Company; DZH Limited; and the stockholders of DZH Limited. Under the terms of the Agreement and Plan of Merger, the Company issued to the stockholders of DZH Limited 29,801,987 shares of the Company's common stock, par value $.001, in exchange for all of the issued and outstanding shares of stock of DZH Limited (50,000 shares).

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

(1)      Summary of Significant Accounting Policies

      Basis of Presentation and Organization

Orient Paper, Inc. ("Orient Paper" or the "Company") is a Nevada corporation that initially provided financing services specializing in sub prime title loans, secured primarily using automobiles (but also boats, recreational vehicles, machinery, and other equipment) as collateral. The Company was incorporated under the laws of the State of Nevada on December 9, 2005, under the name of Carlateral, Inc. The target market of the Company was individuals needing short-term capital (30 to 90 days). Such individuals generally were those individuals that either did not meet the lending criteria of established banks and lending institutions, or did not wish to incur the delays associated with a lengthy loan application and approval process. The accompanying financial statements of Orient Paper were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of the Company; Dongfang Zhiye Holding Limited, a British Virgin Islands company ("DZH Limited"); and the stockholders of DZH Limited, which was effected on October 29, 2007. DZH Limited is a holding company with no operations, and owns 100 percent of the outstanding stock and ownership of Hebei Baoding Orient Paper Milling Co., Ltd. ("HBOP"), a company organized under the laws of the People's Republic of China ("PRC").

Prior to the completion of the reverse merger, the Company had limited operations (since its incorporation on December 9, 2005). On December 21, 2007, the name of the Company was changed from Carlateral, Inc. to Orient Paper, Inc. in order to better reflect the current business plan subsequent to the reverse merger.

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

Given that DZH Limited is considered to have acquired Orient Paper by a reverse merger through an Agreement and Plan of Merger (see Note 6), and its stockholders currently have voting control of the Company, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of March 31, 2008, and December 31, 2007, and the operations for the three months ended March 31, 2008, and 2007, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of the Company, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

      Interim Financial Statements

The interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-KSB/A filed on April 15, 2008, with the SEC.

The accompanying interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position as of March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008, and 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for future quarters or the year ending December 31, 2008.

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

      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and revenues and expenses for the three months ended March 31, 2008, and 2007. Actual results could differ from those estimates made by management.

      Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

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

      Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of March 31, 2008, management determined that a reserve for bad debts was not needed. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

      Inventories

Inventories consist principally of raw materials (used paper) and finished goods and are stated at the lower of cost (first-in, first-out method) or market.

      Property and Equipment

Property and equipment are stated at cost. Major renewals, betterments, and improvements are charged to the asset accounts while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are expensed to operations. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation and amortization accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates property and equipment using the straight-line method as follows:

            Building and interior            30 years
            Furniture and fixtures           5-15 years
            Vehicles                         15 years

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

      Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. For the three months ended March 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived asset was required.

      Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the Company's financial instruments approximated fair value to do the nature and maturity of such instruments.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For three months ended March 31, 2008, and 2007, the Company did not make a transfer to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25 percent of the registered capital.

      Common Welfare Fund

The Company is required to transfer five percent to 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

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

      Advertising

The Company expenses all advertising and promotion costs as incurred. The Company did not incur any advertising and promotion costs for the three months ended March 31, 2008, and 2007, respectively.

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

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

      Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three months ended March 31, 2008, and 2007, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

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

      Fiscal Year End

On November 16, 2007, the Board of Directors of the Company elected under the Bylaws of the Company to change the fiscal year end from February 28 to December
31. Because of the reverse merger completed by the Company on October 29, 2007, the financial statements as of March 31, 2008, and 2007, and for the three months then ended, are presented on a calendar basis.

(2)         Inventories

Inventories consisted of the following as of March 31, 2008, and December 31, 2007:

                                       March 31,      December 31,
                                         2008             2007
                                       ---------       ---------
                                      (Unaudited)      (Audited)
      Raw materials                    $ 290,409       $ 182,752
      Finished goods                     210,419         217,937
                                       ---------       ---------
      Total inventories                $ 500,828       $ 400,689
                                       =========       =========

(3)         Short-term Loans Payable

The Company had the following short-term loans payable as of March 31, 2008, and December 31, 2007:

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

                                                                                             March 31,   December 31,
                                                                                               2008         2007
                                                                                           ------------------------
                                                                                           (Unaudited)    (Audited)
Note payable, secured by equipment, payable at maturity, including
interest at 7.8% per annum. Renewable annually                                             $1,856,400    $1,911,174

Credit facility payable, secured by building,  payable at maturity,
including interest at 2% plus the Bank's reference interest rate. Renewable annually        1,213,800     1,302,450

Note payable, secured by equipment, payable at maturity, including
interest at 6.7% per annum. Renewable annually                                                856,800       822,600

Note payable, secured by equipment, payable at maturity, including
floating interest  per annum.  Renewable annually                                           2,004,626     2,002,921
                                                                                           ------------------------
Total short-term loans payable                                                             $5,931,626    $6,039,145
                                                                                           ========================

As of March 31, 2008, the Company's credit facility had a maximum borrowing level of $2,000,000, which left $0 in borrowing capacity. The average short-term borrowing rate for the three months was approximately 6.81 percent.

(4)         Commitments and Contingencies

      Operating Lease

The Company leases 133,200 metric acres of land at its location from a local government through a real estate lease with a 30-year term and expires on December 31, 2031. The lease requires an annual rental payment of approximately $15,384. This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

                      March 31,                Amount
                      ---------               --------
                        2009                  $ 15,384
                        2010                    15,384
                        2011                    15,384
                        2012                    15,384
                        2013                    15,384
                     Thereafter                292,296
                                              --------
                Total lease payments          $369,216
                                              ========

      Environmental Remediation

In accordance with the real estate lease, the Company will be obligated to return the land to its condition prior to the lease. As such, the Company will accrue the cost estimated to return the land to its prior condition over the

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

30-year life of the lease. The Company has not obtained an estimate for those costs, but management is confident that any such costs that should be accrued are not material as of March 31, 2008.

      Consulting Agreements

On January 1, 2008, the Company entered into three separate written agreements with third-party individuals to provide consulting services during the year 2008. These agreements may be terminated at any time by the parties with or without cause, effective upon written 30 days notice. However, termination by the Company shall not waive the obligation of the Company to pay the consultants. Consulting services under the agreements principally commenced January 1, 2008 and consist of various accounting, legal, and regulatory matters. The three consultants will received collectively approximately $500,000. The consultants have agreed that compensation can be paid by shares under the terms mutually agreed upon by both parties in a future date under a separate Stock Award Agreement (See Note 10). As of March 31, 2008, $125,000 was accrued for services rendered during the three months ended March 31, 2008.

(5)         Related Party Transactions

The Chief Executive Officer of the Company loaned money to the Company for working capital purposes, which amounted to $5,993,418 as of March 31, 2008. During the three months ended March 31, 2008, and 2007, the Company applied payments of $0 and $1,394,163, respectively, towards this loan. There are provisions for deferring payment to the Chief Executive Officer if the Company's cash flow is not sufficient to cover the obligation. The loan is non-interest bearing.

The obligation owed to the Chief Executive Officer matures as follows:

                        March 31,               Amount
                        ---------            -----------
                          2008               $ 2,635,569
                          2009                 3,357,849
                                             -----------
                          Total              $ 5,993,418
                                             ===========

(6)         Common Stock

On December 16, 2006, the Company issued 7,000,000 shares of its common stock for proceeds of $7,000.

On December 24, 2006, the Company issued 3,300,000 shares of its common stock for proceeds of $16,500.

On October 29, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation, and wholly owned subsidiary of the Company; DZH Limited; and the stockholders of DZH Limited. Under the terms of the Merger Agreement, the Company issued to the stockholders of DZH Limited 29,801,987 shares of the

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

Company's common stock, par value $0.001, in exchange for all of the issued and outstanding shares of stock of DZH Limited (50,000 shares). The shares of common stock of the Company were issued without registration under the Securities Act of 1933, and were distributed pro rata among the stockholders of DZH Limited in accordance with their respective ownership interests in DZH Limited immediately before completion of the merger transaction. As a result of the Merger Agreement, DZH Limited merged with CARZ Merger Sub, Inc., with DZH Limited as the surviving entity. As such, DZH Limited became a wholly owned subsidiary of the Company, which in turn, made the Company the indirect owner of DZH Limited's operating subsidiary, HBOP.

For financial reporting purposes, DZH Limited is considered to have acquired Orient Paper by a reverse merger through the Merger Agreement, and its stockholders currently have voting control of the Company. As such, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of March 31, 2008, and December 31, 2007, and the operations for the three months ended March 31, 2008, and 2007, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of the Company, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On December 21, 2007, by a majority vote of the stockholders of the Company, the amount of authorized common stock, par value $0.001 per share, was increased from 75,000,000 shares to 500,000,000 shares. In addition, the Company eliminated preemptive rights to acquire unissued shares of its common stock.

(7)         Income Taxes

The provision for income taxes for the three months ended March 31, 2008, and 2007, was as follows (assuming a 33% effective tax rate):

                                             2008             2007
                                           ---------       ---------
       Current Tax Provision:
       National and local-                 $ 570,153       $ 376,432
                                           ---------       ---------
            Total current tax provision    $ 570,153       $ 376,432
                                           =========       =========

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

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

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

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

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

In May 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2008, AND 2007
                                   (UNAUDITED)

      a)    FASB Statements of Financial Accounting Standards and
            Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

      b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

      c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

      d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

(10)     Subsequent Events

On April 23, 2008, the Company established a 2008 Equity Incentive Plan ("Equity Incentive Plan"), granted to individuals who are affiliates of the Company. As part of this Equity Incentive Plan, the Company registered 5,000,000 shares of its common stock, proposing a maximum offering price of $0.75. As of May 15, 2008, the Company had issued an additional 5,000,000 shares of common stock as payment for services rendered to the Company valued at approximately $500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Special Note Regarding Forward Looking Information

      Orient Paper Inc. (referred to in this quarterly report on Form 10-Q as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this quarterly report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "--Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      Introduction.

      The section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is intended to facilitate the reader's understanding of the Company's audited financial statements included in this Quarterly Report on Form 10-Q. This section is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements included in this quarterly report and the accompanying notes to such financial statements.

Comparison of the Quarterly Periods Ended March 31, 2008, and 2007.

      The following table and subsequent discussion presents certain operating information derived from the statements of operations and comprehensive income for the three months ended March 31, 2008, and 2007 included in this Quarterly Report on Form 10-Q.

                                               Three Months Ended     Three Months Ended
                                                 Mar. 31, 2008           Mar. 31, 2007               $             Percentage
                                                  (Unaudited)             (Unaudited)              Change            Change
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                          $13,528,033             $8,147,621             $5,380,412           66.04%
-----------------------------------------------------------------------------------------------------------------------------
Cost of Sales                                      11,044,504              6,875,431              4,169,073           60.64%
-----------------------------------------------------------------------------------------------------------------------------
Gross Profit                                        2,483,529              1,272,190              1,211,339           95.22%
-----------------------------------------------------------------------------------------------------------------------------
General and Administrative Expenses                   220,957                 72,852                148,105          203.29%
-----------------------------------------------------------------------------------------------------------------------------
Income from Operations                              2,262,572              1,199,338              1,063,234           88.65%
-----------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)                              (106,960)               (44,359)               (62,601)          141.12%
-----------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                          2,155,612              1,154,979              1,000,633           86.66%
-----------------------------------------------------------------------------------------------------------------------------
Income tax Expense                                  (711,352)              (376,432)              (334,920)           88.97%
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                          1,444,260                778,547                665,713           85.51%
-----------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                         $2,662,614               $964,356             $1,698,258          176.10%
-----------------------------------------------------------------------------------------------------------------------------

      Revenues

      Revenues were $13,528,033 for the three months ended March 31 2008, an increase of $5,380,412 (or approximately 66.04%) over revenues of $8,147,621 for the three months ended March 31, 2007. The change in revenues was attributable to increased demand for our products as a result of the closure of many small paper milling companies because of heightened environmental laws and regulations. In addition to the increased demand, we launched a successful market expansion plan that increased our sales volume in the domestic market. Revenues also increased as a result of inflation which caused an increase in unit prices. Further, the Chinese currency (Renminbi Yuan) has been appreciating against the United States dollar, leading to an increase in revenues as reported in US dollars.

      Cost of Sales

      Cost of sales amounted to $11,044,504 for the three months ended March 31, 2008, an increase of $4,169,073 (or approximately 60.64%) over the cost of sales of $6,875,431 for the same period in 2007. The increase in cost of sales was attributable to the increase in our sales volume and an increase in the price of raw materials due to inflation.

      Gross Profit

      Gross profit was $2,483,529 for the three months ended March 31, 2008, an increase of $1,211,339 (or approximately 95.22%) over the gross profit of $1,272,190 for the three months ended March 31, 2007. The increase in gross profit was attributable to the fact that we experienced an increase in our sales and related pricing which was greater than the increases noted in related costs during the period.

      General and Administrative Expenses

      General and administrative expenses were $220,957 for the three months ended March 31, 2008, an increase of $148,105 (or approximately 203.29%) over general and administrative expenses of $72,852 for the three months ended March 31, 2007. The increase in general and administrative expenses was attributable to increases in business travel and research expenses required to expand our production and market position.

      Income from Operations

      Income from operations was $2,262,572 for the three months ended March 31, 2008, an increase of $1,1063,234 (or approximately 88.65%) over income from operations of $1,199,338 for the same period in 2007. The increase in income from operations was attributable to higher net sales generated and the relatively lower cost of sales and general and administrative expenses compared to the growth of net sales.

      Other Income or Expense

      Other expense was $106,960 for the three months ended March 31, 2008, an increase of $62,601 (or approximately 141.12%) over other expenses of $44,359 for the three months ended March 31, 2007. The increase in other expense was attributable to a significant increase in interest expense on related debt.

      Income before Income Taxes

      Income before income taxes amount to $2,155,612 for the three months ended March 31, 2008, an increase of $1,000,633 (or approximately 86.66%) over income before income taxes of $1,154,979 for the three months ended March 31, 2007. The increase in income before income taxes was attributable to our rapid growth of net sales and relatively slower growth of our cost of sales, general and administrative expense, and other expenses.

      Income Tax Expense

      Income tax expense was $711,352 for the three months ended March 31, 2007, an increase of $334,920 (or approximately 88.97%) over income tax expense of $376,432 for the three months ended March 31, 2007. The increase in income tax expense was attributable to the increase in our income before income taxes.

      Net Income

      Net income was $1,444,260 for the three months ended March 31, 2008, an increase of $665,713 (or approximately 85.51%) over net income of $778,547 for the three months ended March 31, 2007. The increase in net income was attributable to the cumulative effect of the reasons discussed above.

      Total Comprehensive Income

Total comprehensive income was $2,662,614 for the three months ended March 31, 2008, which resulted from a foreign translation adjustment of $1,218,354. This represents an increase of approximately 176.10% from total comprehensive income of $964,356 for the three months ended March 31, 2007. The increase reflects the Company's higher net income and the fact that the foreign translation adjustment increased 555.7% from $185,809 for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $ $1,283,834. Cash flows from operating activities were $10,531,297 for the three months ended March 31, 2008, as compared to $978,245 for the three months ended March 31, 2007. Cash flows used in investing activities were $11,220,192 for the three months ended March 31, 2008, as compared to $404,718 for the three months ended March 31, 2007. Cash flows provided by financing activities were $131,714 for the three months ended March 31, 2008, as compared to $816,079 used in financing activities for the three months ended March 31, 2007. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. As of March 31, 2008, we had loans due to an officer in the amount of $5,993,418. Advances from this officer to the Company have been as high as $8,009,731 during the past two years and, absent such advances, we could not have grown our business as we have done over the past two years. The obligations to this officer do not bear interest and are due in installments of $ $2,635,569 and $3,357,849, on March 31, 2008 and 2009, respectively. If the
Company does not have sufficient liquidity to pay these loans when due, the officer could seek to collect the loans, which would have a material adverse effect on the business of the Company.

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

Off-Balance-Sheet Arrangements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

"Management's Report on Internal Control over Financial Reporting" was disclosed in our Report on Form 10-K/A filed with the SEC on April 15, 2008. Such discussion is incorporated herein by reference.

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

      We, our subsidiaries and our property are not a party to any pending legal proceeding.

Item 1A. Risk Factors.

      Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no unregistered sales of equity securities during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      We did not submit any matter to a vote of our stockholders during the quarter ended March 31, 2008.

Item 5. Other Information.

      None.

Item 6. Exhibits.

31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ORIENT PAPER INC.

Date                                Signature
----                                ---------


May 20, 2008                        /s/ Zhenyong Liu
                                    --------------------------------------------
                                    Zhenyong Liu, Chief Executive Officer
                                    (principal executive officer) and Director


May 20, 2008                        /s/ Jing Hao
                                    --------------------------------------------
                                    Jing Hao, Chief Financial Officer
                                    (principal financial and accounting officer)