Form 10-Q
period 2008-06-30
Orient Paper Inc.
filed 2008-08-14
CIK 1358190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From             to

                        Commission File Number: 000-52639

                                -----------------

                                ORIENT PAPER INC.
             (Exact name of registrant as specified in its charter)

                                -----------------

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

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at August 13, 2008
----------------------------------------        ------------------------------
Common Stock, $0.001 par value per share             45,101,987 shares

================================================================================

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                               ORIENT PAPER, INC.
                      INDEX TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

                             JUNE 30, 2008, AND 2007

Interim Financial Statements

Balance Sheets as of June 30, 2008, and December 31, 2007................... F-2

Statements of Operations and Comprehensive Income for the Three Months
And Six Months Ended June 30, 2008, and 2007................................ F-3

Statements of Cash Flows for the Six Months Ended June 30,
2008, and 2007.............................................................. F-4

Notes to Financial Statements June 30, 2008, and 2007....................... F-6

                               ORIENT PAPER, INC.
                                 BALANCE SHEETS
                   AS OF JUNE 30, 2008, AND DECEMBER 31, 2007

                                          ASSETS

                                                                        2008             2007
                                                                    ------------     ------------
                                                                     (Unaudited)       (Audited)
Current Assets:
     Cash and cash equivalents                                      $  2,434,236     $    622,661
     Accounts receivable-
       Trade                                                             942,525        1,111,157
       Other                                                               1,535            2,249
       Less - Allowance for doubtful accounts                                 --               --
     Inventories                                                       2,736,524          400,689
     Prepaid expenses                                                    250,000               --
                                                                    ------------     ------------
       Total current assets                                            6,364,820        2,136,756
                                                                    ------------     ------------

Property, Plant, and Equipment:
     Building and improvements                                         9,822,777        9,230,313
     Machinery and equipment                                          45,220,671       33,444,574
     Vehicles                                                            541,700          509,027
                                                                    ------------     ------------
                                                                      55,585,148       43,183,914
     Less - Accumulated depreciation and amortization                (10,670,604)      (8,590,382)
                                                                    ------------     ------------
       Net property, plant, and equipment                             44,914,544       34,593,532
                                                                    ------------     ------------
Total Assets                                                        $ 51,279,364     $ 36,730,288
                                                                    ============     ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short-term loans payable                                       $  6,751,833     $  6,039,145
     Current portion of related party note                             2,692,784        2,530,368
     Accounts payable and accrued expenses                             7,598,778          572,590
     Income taxes payable                                              1,302,865          851,279
                                                                    ------------     ------------
       Total current liabilities                                      18,346,260        9,993,382
                                                                    ------------     ------------
Long-Term Debt, less current portion:
     Related party note                                                3,430,743        3,223,817
                                                                    ------------     ------------
       Total liabilities                                              21,777,003       13,217,199
                                                                    ------------     ------------

Commitments and Contingencies

Stockholders' Equity:
     Common stock,  500,000,000 shares authorized, $0.001
       par value per share, 45,101,987 shares issued and
       outstanding in 2008 and 2007, respectively                         45,102           40,102
     Additional paid-in capital                                        9,565,117        9,070,117
     Statutory earnings reserve                                        1,153,628        1,153,628
     Accumulated other comprehensive income                            4,576,728        2,291,187
     Retained earnings                                                14,161,786       10,958,055
                                                                    ------------     ------------
       Total stockholders' equity                                     29,502,361       23,513,089
                                                                    ------------     ------------
Total Liabilities and Stockholders' Equity                          $ 51,279,364     $ 36,730,288
                                                                    ============     ============

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ORIENT PAPER, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007
                                   (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                  -----------------------------     -----------------------------
                                                      2008             2007             2008             2007
                                                  ------------     ------------     ------------     ------------
Revenues:
     Sales, net                                   $ 17,553,254     $  9,223,660     $ 31,081,287     $ 17,371,280
                                                  ------------     ------------     ------------     ------------
Cost of Sales:
     Cost of sales                                  14,321,416        7,428,105       25,312,964       14,268,760
     Business tax and surcharges                        61,693           36,072          114,649           70,847
                                                  ------------     ------------     ------------     ------------
           Total cost of sales                      14,383,109        7,464,177       25,427,613       14,339,607
                                                  ------------     ------------     ------------     ------------
Gross Profit                                         3,170,145        1,759,483        5,653,674        3,031,673
General and Administrative Expenses                    202,816           50,491          423,773          123,342
                                                  ------------     ------------     ------------     ------------
Income from Operations                               2,967,329        1,708,992        5,229,901        2,908,331
                                                  ------------     ------------     ------------     ------------
Other (Expense):
     Interest (expense)                               (123,174)         (83,296)        (230,134)        (127,655)
                                                  ------------     ------------     ------------     ------------
       Total other (expense)                          (123,174)         (83,296)        (230,134)        (127,655)
                                                  ------------     ------------     ------------     ------------
Income before Income Taxes                           2,844,155        1,625,696        4,999,767        2,780,676

Provision for Income Taxes                            (538,590)        (541,191)      (1,249,942)        (917,623)
                                                  ------------     ------------     ------------     ------------
Net Income                                           2,305,565        1,084,505        3,749,825        1,863,053
                                                  ------------     ------------     ------------     ------------
Comprehensive Income:
     Foreign currency translation adjustment           521,093          304,062        1,739,447          489,871
                                                  ------------     ------------     ------------     ------------
Total Comprehensive Income                        $  2,826,658     $  1,388,567     $  5,489,272     $  2,352,924
                                                  ============     ============     ============     ============
Earnings Per Share:

Basic and Diluted Earning per Share               $       0.05     $       0.03     $       0.09     $       0.05
                                                  ============     ============     ============     ============
Weighted Average Number of Shares
     Outstanding - Basic and Diluted                41,967,921       40,101,987       41,034,954       40,101,987
                                                  ============     ============     ============     ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                              -----------------------------
                                                                  2008             2007
                                                              ------------     ------------
Cash Flows from Operating Activities:
     Net income                                               $  3,749,825     $  1,863,053
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                             2,080,222        1,367,539
     Changes in operating assets and liabilities:
           Accounts receivable                                     169,346          431,609
           Inventories                                          (2,335,835)          64,714
           Accounts payable and accrued expenses                 7,276,188           64,922
           Unearned revenue                                             --           56,875
           Income taxes payable                                    451,586       (1,035,473)
                                                              ------------     ------------
Net Cash Provided by Operating Activities                       11,391,332        2,813,239
                                                              ------------     ------------
Cash Flows from Investing Activities:
     Purchases of property, plant, and equipment               (12,401,234)      (1,508,015)
                                                              ------------     ------------
Net Cash (Used in) Investing Activities                        (12,401,234)      (1,508,015)
                                                              ------------     ------------
Cash Flows from Financing Activities:
     Proceeds from related party                                   369,342       (2,326,946)
     Proceeds from borrowing on credit facility                    712,688          517,297
                                                              ------------     ------------
Net Cash (Used in) Provided by Financing Activities              1,082,030       (1,809,649)
                                                              ------------     ------------
Effect of Exchange Rate Changes on Cash
     and Cash Equivalents                                        1,739,447          489,871
                                                              ------------     ------------
Net Increase (Decrease)  in Cash
     and Cash Equivalents                                     $  1,811,575     $    (14,554)

Cash and Cash Equivalents - Beginning of Period                    622,661           80,970
                                                              ------------     ------------
Cash and Cash Equivalents - End of Period                     $  2,434,236     $     66,416
                                                              ============     ============
Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                   $    233,433     $    127,655
                                                              ============     ============
     Cash paid for taxes                                      $    913,005     $  2,023,943
                                                              ============     ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

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

In May 2008, the Company issued 5,000,000 shares of common stock to three consultants for services rendered during the year ending December 31, 2008, valued at $500,000.

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Orient Paper, Inc. ("Orient Paper") is a Nevada corporation that initially provided financing services specializing in subprime title loans, secured primarily using automobiles (but also boats, recreational vehicles, machinery, and other equipment) as collateral. Orient Paper was incorporated under the laws of the State of Nevada on December 9, 2005, under the name of Carlateral, Inc. The target market of Orient Paper was individuals needing short-term capital (30 to 90 days). Such individuals generally were those individuals that either did not meet the lending criteria of established banks and lending institutions, or did not wish to incur the delays associated with a lengthy loan application and approval process. The accompanying financial statements of Orient Paper were prepared from the accounts of Orient Paper under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of Orient Paper; Dongfang Zhiye Holding Limited, a British Virgin Islands company ("DZH Limited"); and the stockholders of DZH Limited, which was effected on October 29, 2007. DZH Limited is a holding company with no operations, and owns 100 percent of the outstanding stock and ownership of Hebei Baoding Orient Paper Milling Co., Ltd. ("HBOP"), a company organized under the laws of the People's Republic of China ("PRC").

Prior to the completion of the reverse merger, Orient Paper had limited operations (since its incorporation on December 9, 2005). On December 21, 2007, the name of Orient Paper was changed from Carlateral, Inc. to Orient Paper, Inc. in order to better reflect the current business plan subsequent to the reverse merger.

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

Given that DZH Limited is considered to have acquired Orient Paper by a reverse merger through an Agreement and Plan of Merger (see Note 6), and its stockholders currently have voting control of Orient Paper, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of June 30, 2008, and December 31, 2007, and the operations for the three months and six months ended June 30, 2008, and 2007, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of Orient Paper, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

Interim Financial Statements

The interim financial statements of Orient Paper have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with Orient Paper's audited financial statements and notes thereto for the year ended December 31, 2007, included in Orient Paper's Annual Report on Form 10-KSB/A filed on April 15, 2008, with the SEC.

The accompanying interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly Orient Paper's financial position as of June 30, 2008, and the results of its operations and cash flows for the three months and six months ended June 30, 2008, and 2007. The results of operations for the three months and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for future quarters or the year ending December 31, 2008.

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

Foreign Currency Translation

Orient Paper accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). Orient Paper's functional currency is the Chinese Yuan Renminbi ("CNY"). Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of Orient Paper are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and revenues and expenses for the three months and six months ended June 30, 2008, and 2007. Actual results could differ from those estimates made by management.

Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, Orient Paper considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject Orient Paper to concentrations of credit risk consist principally of cash. Orient Paper places its temporary cash investments in reputable financial institutions which are fully insured by the PRC government.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, Orient Paper may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of June 30, 2008, management determined that a reserve for bad debts was not needed. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

Inventories

Inventories consist principally of raw materials (used paper) and finished goods and are stated at the lower of cost (first-in, first-out method) or market.

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

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

Orient Paper depreciates property and equipment using the straight-line method as follows:

            Building and interior              30 years
            Furniture and fixtures           5-15 years
            Vehicles                           15 years

Long-Lived Assets

Orient Paper evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. For the three months and six months ended June 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived asset was required.

Fair Value of Financial Instruments

Orient Paper estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Orient Paper could realize in a current market exchange. As of June 30, 2008, Orient Paper's financial instruments approximated fair value to do the nature and maturity of such instruments.

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

Surplus Reserve Fund

Orient Paper is required to transfer 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50 percent of Orient Paper's registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For three months and six months ended June 30, 2008, and 2007, Orient Paper did not make a transfer to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25 percent of the registered capital.

Common Welfare Fund

Orient Paper is required to transfer five percent to 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. This fund can only be utilized on capital items for the collective benefit of Orient Paper's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

Revenue Recognition Policy

Orient Paper recognizes revenue when goods are shipped, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of Orient Paper exist, and collectability is reasonably assured. Orient Paper is required to collect a three percent value-added-tax ("VAT") on each sale. Gross revenues do not include this VAT which is remitted to the government quarterly.

Advertising

Orient Paper expenses all advertising and promotion costs as incurred. Orient Paper did not incur any advertising and promotion costs for the three months or six months ended June 30, 2008, and 2007, respectively.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

Income Taxes

Orient Paper accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Orient Paper maintains a valuation allowance with respect to deferred tax assets. Orient Paper establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Orient Paper's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Orient Paper generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Foreign operations of Orient Paper are governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 25 percent.

Comprehensive Income (Loss)

Orient Paper presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income
(loss) be reported in the financial statements. For the periods ended June 30, 2008, and 2007, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

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

(2) Inventories

Inventories consisted of the following as of June 30, 2008, and December 31, 2007:

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

                                           June 30,      December 31,
                                             2008            2007
                                         -----------     -----------
                                         (Unaudited)      (Audited)

          Raw materials                  $ 2,019,039     $   182,752
          Finished goods                     717,486         217,937
                                         -----------     -----------

          Total inventories              $ 2,736,524       $ 400,689
                                         ===========     ===========

(3) Short-term Loans Payable

Orient Paper had the following short-term loans payable as of June 30, 2008, and December 31, 2007:

                                                                    June 30,       December 31,
                    Description                                       2008            2007
                    -----------                                    ---------------------------
                                                                   (Unaudited)      (Audited)
Note payable, secured by equipment, payable at maturity,
including interest at 7.8% per annum. Renewable annually           $ 1,896,700     $ 1,911,174

Credit facility payable, secured by building,  payable at
maturity, including interest at 2% plus the Bank's
reference interest rate. Renewable annually                          1,240,150       1,302,450

Note payable, secured by equipment, payable at maturity,
including interest at 6.7% per annum. Renewable annually               875,400         822,600

Note payable, secured by equipment, payable at maturity,
including floating interest per annum. Renewable annually            2,739,583       2,002,921
                                                                   ---------------------------
Total short-term loans payable                                     $ 6,751,833     $ 6,039,145
                                                                   ===========================

sAs of June 30, 2008, Orient Paper's credit facility had a maximum borrowing level of $2,000,000, which left $0 in borrowing capacity. The average short-term borrowing rate for the three months was approximately 6.82 percent.

(4) Commitments and Contingencies

Operating Lease

Orient Paper leases 133,200 metric acres of land at its location from a local government through a real estate lease with a 30-year term and expires on December 31, 2031. The lease requires an annual rental payment of approximately $15,384. This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

                        June 30,                Amount
                        --------               ---------
                          2009                 $  15,384
                          2010                    15,384
                          2011                    15,384
                          2012                    15,384
                          2013                    15,384
                       Thereafter                292,296
                                               ---------
                  Total lease payments         $ 369,216
                                               =========

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

Environmental Remediation

In accordance with the real estate lease, Orient Paper will be obligated to return the land to its condition prior to the lease. As such, Orient Paper will accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. Orient Paper has not obtained an estimate for those costs, but management is confident that any such costs that should be accrued are not material as of June 30, 2008.

Consulting Agreements

On January 1, 2008, Orient Paper entered into three separate written agreements with third-party individuals to provide consulting services during the year 2008. These agreements may be terminated at any time by the parties with or without cause, effective upon written 30 days notice. However, termination by Orient Paper shall not waive the obligation of Orient Paper to pay the consultants. Consulting services under the agreements principally commenced January 1, 2008, and consist of various accounting, legal, and regulatory matters. The three consultants will receive collectively approximately $500,000 for services during the year ending December 31, 2008. The consultants have agreed that compensation can be paid by issuance of restricted shares of common stock under the terms mutually agreed upon by both parties at a future date. For the three months ended June 30, 2008, $125,000 was accrued for services rendered by the three consultants. For the six months ended June 30, 2008, a total of $250,000 was accrued for services rendered by the three consultants, and an additional $250,000 was classified as prepaid expenses in the accompanying balance sheet as a result of the issuance in May 2008 of 5,000,000 shares of common stock to the three consultants for services rendered and to be rendered in 2008, as described in Note 6.

(5) Related Party Transactions

The Chief Executive Officer of Orient Paper loaned money to Orient Paper for working capital purposes, which amounted to $6,123,527 as of June 30, 2008. During the three months ended June 30, 2008, and 2007, Orient Paper applied payments of $0 and $1,394,163, respectively, towards this loan. There are provisions for deferring payment to the Chief Executive Officer if Orient Paper's cash flow is not sufficient to cover the obligation. The loan is non-interest bearing.

The obligation owed to the Chief Executive Officer matures as follows:

                       June 30,                Amount
                       --------             -----------
                         2008               $ 2,692,784
                         2009                 3,430,743
                                            -----------
                        Total               $ 6,123,527
                                            ===========

(6) Common Stock

On December 16, 2006, Orient Paper issued 7,000,000 shares of its common stock for proceeds of $7,000.

On December 24, 2006, Orient Paper issued 3,300,000 shares of its common stock for proceeds of $16,500.

On October 29, 2007, Orient Paper entered into an Agreement and Plan of Merger (the "Merger Agreement") between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation, and wholly owned subsidiary of Orient Paper; DZH Limited; and the stockholders of DZH Limited. Under the terms of the Merger Agreement, Orient Paper issued to the stockholders of DZH Limited 29,801,987 shares of Orient Paper's common stock, par value $0.001, in exchange for all of the issued and outstanding shares of stock of DZH Limited (50,000 shares). The shares of common stock of Orient Paper were issued without registration under the Securities Act of 1933, and were distributed pro rata among the stockholders of DZH Limited in accordance with their respective ownership interests in DZH Limited immediately before completion of the merger transaction. As a result of the Merger Agreement, DZH Limited merged with CARZ Merger Sub, Inc., with DZH Limited as the surviving entity. As such, DZH Limited became a wholly owned subsidiary of Orient Paper, which in turn, made Orient Paper the indirect owner of DZH Limited's operating subsidiary, HBOP.

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

For financial reporting purposes, DZH Limited is considered to have acquired Orient Paper by a reverse merger through the Merger Agreement, and its stockholders currently have voting control of Orient Paper. As such, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of June 30, 2008, and December 31, 2007, and the operations for the three months ended June 30, 2008, and 2007, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of Orient Paper, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On December 21, 2007, by a majority vote of the stockholders of Orient Paper, the amount of authorized common stock, par value $0.001 per share, was increased from 75,000,000 shares to 500,000,000 shares. In addition, Orient Paper eliminated preemptive rights to acquire unissued shares of its common stock.

On April 23, 2008, Orient Paper established a 2008 Equity Incentive Plan ("Equity Incentive Plan"), granted to individuals who are affiliates of Orient Paper. As part of this Equity Incentive Plan, Orient Paper registered with the SEC 5,000,000 shares of its common stock, at a proposed maximum offering price of $0.75 per share.

On May 15, 2008, the Company issued to three consultants 5,000,000 shares of common stock for services rendered and to be rendered during the year 2008, with a value of $500,000.

(7) Income Taxes

On March 16, 2007, the National peoples' Congress in China passed the New Enterprise Income Tax Law effective January 1, 2008. Orient Paper's Enterprise Income Tax rate is 25% effective January 1, 2008. The provision for income taxes for the three months ended June 30, 2008, and 2007, was as follows (33% effective tax rate in 2007 and 25% effective tax rate in 2008):

                                             2008          2007
                                          ----------    ---------
      Current Tax Provision:
        National and local-                $ 538,590    $ 541,191
                                          ----------    ---------
          Total current tax provision      $ 538,590    $ 541,191
                                          ==========    =========

(8) Change in the Board of Directors and Management

Effective November 16, 2007, each of the following individuals were appointed by the Board of Directors of Orient Paper to serve until his or her successor is chosen or upon his or her earlier resignation or removal as an officer of Orient Paper in accordance with the Bylaws of Orient Paper: Zhenyong Liu, Chief Executive Officer; Jing Hao, Chief Financial Officer; and, Dahong Zhou, Secretary.

Effective November 30, 2007, Hui Ping Cheng resigned in her capacity as the sole member of the Board of Directors of Orient Paper. Effective the same date, Zhenyong Liu, Xiaodong Liu, Fuzeng Liu, and Chen Li were appointed to the Board of Directors to serve until his or her successor is chosen or upon his or her earlier death, resignation, or removal as a member of the Board of Directors in accordance with the Bylaws of Orient Paper. Zhenyong Liu was also appointed as Chairman of the Board of Directors of Orient Paper.

(9) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of Orient Paper does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations - Revised 2007" ("SFAS No. 141R"), which replaces FASB Statement No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3." This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer's obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer's earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

                               ORIENT PAPER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2008, AND 2007
                                   (Unaudited)

      o Disclosure of information about credit-risk-related contingent features; and
      o Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS No. 163"). SFAS No. 163 clarifies how FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about
(a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No.
163. Except for those disclosures, earlier application is not permitted. The management of Orient Paper does not expect the adoption of this pronouncement to have material impact on its financial statements.

(10) Subsequent Events

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

      Comparison of the six month periods ended June 30, 2008 and 2007.

      The following table and subsequent discussion presents certain consolidated statement of operations information derived from the consolidated statements of operations for the six months ended June 30, 2008 and 2007 included in this Quarterly Report on Form 10-Q.

                                       Six months       Six months
                                            ended            ended
                                    June 30, 2008    June 30, 2007
                                      (Unaudited)      (Unaudited)     Change
--------------------------------------------------------------------------------
Revenues                             $ 31,081,287     $ 17,371,280  $13,710,007
--------------------------------------------------------------------------------
Cost of Sales                          25,427,613       14,339,607   11,088,006
--------------------------------------------------------------------------------
Gross Profit                            5,653,674        3,031,673    2,622,001
--------------------------------------------------------------------------------
General and Administrative Expense        423,773          123,342      300,431
--------------------------------------------------------------------------------
Income from Operations                  5,229,901        2,908,331    2,321,570
--------------------------------------------------------------------------------
Other Income (Expense)                   (230,134)        (127,655)    (102,479)
--------------------------------------------------------------------------------
Income before Income Taxes              4,999,767        2,780,676    2,219,091
--------------------------------------------------------------------------------
Net Income                              3,749,825        1,863,053    1,886,772
--------------------------------------------------------------------------------
Total Comprehensive Income              5,489,272        2,352,924    3,136,348
--------------------------------------------------------------------------------

      Revenue

      Revenue was $31,081,287 for the six months ended June 30 2008, an increase of $13,710,007 (or approximately 78%) from revenue of $17,371,280 for the six months ended June 30, 2007. The change in revenues was attributable to increased demand for our products as a result of the closure of many small paper milling companies in the PRC because of heightened environmental laws and regulations. In addition to the increased demand, we launched a successful market expansion plan that increased our sales volume in the domestic market. Revenues also increased as a result of inflation which caused an increase in unit prices. Further, the Chinese currency (Renminbi Yuan) has been appreciating against the United States dollar, leading to an increase in revenues as reported in US dollars.

      Cost of Sales

      Cost of sales amounted to $25,427,613 for the six months ended June 30, 2008, an increase of $11,088,006 (or approximately 64%) from cost of sales of $17,321,280 for the six months ended June 30, 2007. The increase in cost of sales was attributable to the increase in our sales volume and an increase in the price of raw materials due to inflation.

      Gross Profit

      Gross profit was $5,653,674 for the six months ended June 30, 2008, an increase of $2,622,001 (or approximately 86%) from gross profit of $3,031,673 for the six months ended June 30, 2007. The increase in gross profit was attributable to the fact that we experienced an increase in our sales and related pricing which was greater than the increases noted in related costs during the period.

      General and Administrative Expenses

      General and administrative expenses amounted to $423,773 during the six months ending June 30, 2008, an increase of $300,431 (or approximately 243%) from general and administrative expenses of $123,342 for the six months ended June 30, 2007. The increase in general and administrative expenses was attributable to increases in business travel and research expenses required to expand our production and market position.

      Income from Operations

      Income from operations was $5,229,901 during the six months ended June 30, 2008, an increase of $2,321,570 (or approximately 80%) from income from operations of $2,908,331 for the six months ended June 30, 2007. The increase in income from operations was attributable to higher net sales generated and the relatively lower cost of sales and general and administrative expenses compared to the growth of net sales.

      Other Income or Expense

      Other expenses were $230,134 for the six months ended June 30, 2008, an increase of $102,479 (or approximately 80%) from other expenses of $127,655 for the six months ended June 30, 2007. The increase in other expense was attributable to a significant increase in interest expense on related debt.

      Income before Income Taxes

      Income before income taxes amounted to $4,999,767 during the six months ended June 30, 2008, an increase of $2,219,091 (or approximately 80%) from income before income taxes of $2,780,676 for the six months ended June 30, 2007. The increase in income before income taxes was attributable to our rapid growth of net sales and relatively slower growth of our cost of sales, general and administrative expense, and other expenses.

      Income Tax Expense

      Income tax expense was $1,249,542 during the six months ended June 30, 2008, an increase of $332,319 (or approximately 36%) from income tax expense of $917,623 for the six months ended June 30, 2007. The increase in income tax expense was attributable to our rapid growth of net sales and relatively slower growth of our cost of sales, general and administrative expense, and other expenses.

      Net Income

      Net income was $3,749,825 for the six months ended June 30, 2008, an increase of $1,886,772 (or approximately 101%) from net income of $1,863,053 for the six months ended June 30, 2007. The increase in net income was attributable to our rapid growth of net sales and relatively slower growth of our cost of sales, general and administrative expense, and other expenses.

      Total Comprehensive Income

      Total comprehensive income was $5,489,272 for the six months ended June 30, 2008, an increase of approximately 133% from total comprehensive income of $2,352,924 for the six months ended June 30, 2008. The increase reflects the Company's higher net income and an increase in income from foreign translation adjustments.

      Liquidity and Capital Resources

      As of June 30, 2008, we had cash and cash equivalents of $2,434,236. As of June 30, 2008, we had negative working capital $(11,981,440) as compared to negative working capital of $(7,856,626) as of December 31, 2007. This decrease is attributable to the purchase of machinery and equipment. Cash flows from operating activities were $11,391,332 for the six months ended June 30, 2008, as compared to $2,813,239 as of December 31, 2007. Cash flows used in investing activities were $12401,234 for the six months ended June 30, 2008, as compared to $1,508,015 for the six months ended June 30, 2007. Cash flows provided by financing activities were $1,082,030 for the six months ended June 30, 2008, as compared to $1,809,649 provided by financing activities for the six months ended June 30, 2007. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months.

      As of June 30, 2008, we had loans due to an officer in the amount of $6,123,527. Advances from this officer have been as high as $11,773,190 during the past two years and, absent such advances, we could not have grown our business as we have done over the past two years. The obligations to this officer do not bear interest and are due in installments of $2,692,784 and $3,430,743 on December 31, 2008 and 2009, respectively. If the Company does not have sufficient liquidity to pay these loans when due, this officer could seek to collect his loans, which would have a material adverse effect on the business of the Company.

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

      Off-Balance-Sheet Arrangements

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to any investor in our securities.

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

Changes in Internal Controls over Financial Reporting.

      During the quarterly period ending June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

      We, our subsidiaries and our property are not a party to any pending legal proceeding.

Item 1A. Risk Factors.

      Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no unregistered sales of equity securities during the three month period ended June 30, 2008.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      We did not submit any matter to a vote of our stockholders during the three months ended June 30, 2008.

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

                                    ORIENT PAPER INC.

Date                                Signature
----                                ---------


August 13, 2008                     /S/ Zhenyong Liu
                                    --------------------------------------------
                                    Zhenyong Liu, Chief Executive Officer
                                    (principal executive officer) and Director


August 13, 2008                     /S/ Jing Hao
                                    --------------------------------------------
                                    Jing Hao, Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit Nos.      Description of Exhibit
------------      ----------------------

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