Form 10-K/A
period 2007-12-31
Orient Paper Inc.
filed 2008-10-17
CIK 1358190

FORM 10-K/A

                                (Amendment No.2)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|_| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended _________________

|X| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

      For the transition period from March 1, 2007 to December 31, 2007

                        Commission file number: 000-52639

                                ORIENT PAPER INC.
                 (Name of small business issuer in its charter)

                 Nevada                                  20-4158835
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

        Science Park, Xushui Town
      Baoding City, Hebei Province,
       People's Republic of China                          072550
----------------------------------------                 ----------
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

DOCUMENTS INCORPORATED BY REFERENCE: None

                                 Explantory Note

Orient Paper Inc. (the "Company") is filing this Form 10-K/A ("Amendment No. 2") to amend, in its entirety, "Item 9A. Controls and Procedures" previously included in the Company's Transition Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 31, 2008 (as amended by its Form 10-K/A, filed on April 15, 2008) (as amended, the "Original Filing"). In addition, the cover page is revised to reflect that the period covered is the transition period March 1, 2007 to December 31, 2007, as otherwise disclosed and reflected in the Original Filing. This Amendment No. 2 contains new certifications by its principal executive officer and principal financial officer, filed as exhibits 31.1, 31.2, 32.1 and 32.2. Except for the information included in and amended by this Amendment No. 2, the Original Filing continues to describe conditions as of the date of the Original Filing, as amended, and the remaining disclosures contained therein have not been updated to reflect any events that may have occurred thereafter.

Item 9A. Controls and Procedures.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on policies and procedures that are intended to:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the Company's financial statements.

In addition, the policies and procedures implemented by management (including physical safeguards) should be well defined and documented such that the proper classification, summarization, and financial reporting of relevant and material transactions involving company resources can be achieved.

Due to inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On October 29, 2007, the Company acquired Dongfang Holding, then a privately held company, and Hebei Paper, its operating subsidiary in China and also a privately held company. Following such acquisition, the Company's management began its evaluation and assessment of the effectiveness of disclosure controls and procedures and internal control over financial reporting.

Based upon the Company's assessment of its internal controls over financial reporting as of December 31, 2007, management concluded that such controls were not effective as they were not designed to facilitate the external financial reporting required of a publicly held company under the Sarbanes-Oxley Act of 2002. Moreover, because Hebei Paper's accounting records were historically maintained using accounting principles generally accepted in the People's Republic of China, its personnel may not be fully familiar with accounting principles generally accepted in the United States of America.

In addition, the Company is required to further amend this Item 9A. Controls and Procedures by disclosing that, due to the requirement to amend its Annual Report on Form 10-K/A with respect to the ineffectiveness of internal control over financial reporting, the Company's disclosure controls and procedures are likewise not effective as of December 31, 2007.

Accordingly, to ensure the reliability of the Company's future financial reports, the Company's management has recommended changes be adopted in respect of each deficiency uncovered and intends to implement such changes as soon as practicable. The Company's management has determined to continue to evaluate and assess the financial reporting system inherited from Hebei Paper into a fully-integrated financial and operating control system for the Company and its operations during the fiscal year ending December 31, 2008, and the Company's internal control procedures to the extent affected thereby, and, as necessary, to hire the requisite professional support to facilitate the timely preparation of complete and accurate financial reports in accordance with generally accepted accounting principles.

Among other things, the Company anticipates upgrading financial controls and procedures in operating subsidiaries and to evaluate and enhance, where necessary, financial reporting personnel, in order to ensure that information that is required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to management; in order to allow timely decisions regarding required disclosure; and in order to ensure that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles to allow compliance with reporting obligations under the Exchange Act. In making its assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

                                       ORIENT PAPER INC.


Date: October 8, 2008                  By: /s/ Zhenyong Liu
                                           -------------------------------------
                                           Zhenyong Liu, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                       Date
---------                                                       ----


/s/ Zhenyong Liu
-----------------------------------------------------           October 8, 2008
Zhenyong Liu, Chief Executive Officer
(principal executive officer), Chairman, and Director


/s/ Jing Hao
-----------------------------------------------------           October 8, 2008
Jing Hao, Chief Financial Officer
(principal financial and accounting officer)


/s/ Dahong Zhou
-----------------------------------------------------           October 8, 2008
Dahong Zhou, Secretary


/s/ Xiaodong Liu
-----------------------------------------------------           October 8, 2008
Xiaodong Liu, Director


/s/ Fuzeng Liu
-----------------------------------------------------           October 8, 2008
Fuzeng Liu, Director


/s/ Chen Li
-----------------------------------------------------           October 8, 2008
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