Form 10-Q
period 2008-09-30
Orient Paper Inc.
filed 2008-11-13
CIK 1358190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From to

                        Commission File Number: 000-52639

                             ----------------------

                                ORIENT PAPER INC.
             (Exact name of registrant as specified in its charter)

                             ----------------------

                 Nevada                                          20-4158835
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

        Science Park, Xushui Town
      Baoding City, Hebei Province,                                072550
       People's Republic of China
(Address of principal executive offices)                         (Zip Code)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at September 30, 2008
----------------------------------------       ---------------------------------
Common Stock, $0.001 par value per share               45,101,987 shares

================================================================================

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                               ORIENT PAPER, INC.
                      INDEX TO INTERIM FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2008, AND 2007

                                   (Unaudited)

Interim Financial Statements-

Balance Sheets as of September 30, 2008, and December 31, 2007...............F-2

Statements of Operations and Comprehensive Income for the Three Months
         and Nine Months Ended September 30, 2008, and 2007..................F-3

Statements of Cash Flows for the Nine Months Ended September 30,
         2008, and 2007......................................................F-4

Notes to Financial Statements September 30, 2008, and 2007...................F-6

                               ORIENT PAPER, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2008, AND DECEMBER 31, 2007
                                   (Unaudited)

                                     ASSETS
                                                                           2008             2007
                                                                       ------------     ------------
Current Assets:
     Cash and cash equivalents                                         $  6,177,010     $    622,661
     Accounts receivable-
       Trade                                                              1,860,919        1,111,157
       Other                                                                  2,800            2,249
       Less - Allowance for doubtful accounts                                    --               --
     Inventories                                                            899,720          400,689
     Prepaid expenses                                                       130,000               --
                                                                       ------------     ------------
       Total current assets                                               9,070,449        2,136,756
                                                                       ------------     ------------
Property, Plant, and Equipment:
     Building and improvements                                            9,230,313        9,230,313
     Machinery and equipment                                             45,998,922       33,444,574
     Vehicles                                                               509,027          509,027
                                                                       ------------     ------------
                                                                         55,738,262       43,183,914
     Less - Accumulated depreciation and amortization                   (11,546,836)      (8,590,382)
                                                                       ------------     ------------
       Net property, plant, and equipment                                44,191,426       34,593,532
                                                                       ------------     ------------
Total Assets                                                           $ 53,261,875     $ 36,730,288
                                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short-term loans                                                  $  7,163,558     $  6,039,145
     Current portion of related party note                                       --        2,530,368
     Accounts payable and accrued liabilities                             2,638,436          572,590
     Income taxes payable                                                 1,351,197          851,279
                                                                       ------------     ------------
       Total current liabilities                                         11,153,191        9,993,382
                                                                       ------------     ------------
Long-Term Debt, less current portion:
     Long-term loans                                                      1,942,864               --
     Related party notes                                                  8,115,366        3,223,817
                                                                       ------------     ------------
       Total long-term debt                                              10,058,230        3,223,817
                                                                       ------------     ------------
       Total liabilities                                                 21,211,421       13,217,199
                                                                       ------------     ------------
Commitments and Contingencies
Stockholders' Equity:
     Common stock,  500,000,000 shares authorized, $0.001
       par value per share, 45,101,987 shares and 40,101,987 shares
       issued and outstanding in 2008 and 2007, respectively                 45,102           40,102
     Additional paid-in capital                                           9,565,117        9,070,117
     Statutory earnings reserve                                           1,153,628        1,153,628
     Accumulated other comprehensive income                               4,800,347        2,291,187
     Retained earnings                                                   16,486,260       10,958,055
                                                                       ------------     ------------
       Total stockholders' equity                                        32,050,454       23,513,089
                                                                       ------------     ------------
Total Liabilities and Stockholders' Equity                             $ 53,261,875     $ 36,730,288
                                                                       ============     ============

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                               ORIENT PAPER, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007
                                   (Unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                      September 30,
                                                -----------------------------     -----------------------------
                                                    2008             2007             2008             2007
                                                ------------     ------------     ------------     ------------
Revenues:
     Sales, net                                 $ 18,256,309     $ 10,335,729     $ 49,337,596     $ 27,707,009
                                                ------------     ------------     ------------     ------------
Cost of Sales:
     Cost of sales                                14,731,043        8,527,000       40,044,007       22,795,760
     Business tax and surcharges                      89,673           37,221          204,322          108,068
                                                ------------     ------------     ------------     ------------
           Total cost of sales                    14,820,716        8,564,221       40,248,329       22,903,828
                                                ------------     ------------     ------------     ------------
Gross Profit                                       3,435,593        1,771,508        9,089,267        4,803,181
General and Administrative Expenses                  231,116           83,144          654,889          206,486
                                                ------------     ------------     ------------     ------------
Income from Operations                             3,204,477        1,688,364        8,434,378        4,596,695
                                                ------------     ------------     ------------     ------------
Other Income (Expense):
     Interest income                                  34,621               --           37,920               --
     Interest (expense)                             (139,799)         (87,279)        (373,232)        (214,934)
                                                ------------     ------------     ------------     ------------
     Total other (expense)                          (105,178)         (87,279)        (335,312)        (214,934)
                                                ------------     ------------     ------------     ------------
Income before Income Taxes                         3,099,299        1,601,085        8,099,066        4,381,761
Provision for Income Taxes                          (774,825)        (519,250)      (2,024,767)      (1,436,873)
                                                ------------     ------------     ------------     ------------
Net Income                                         2,324,474        1,081,835        6,074,299        2,944,888
                                                ------------     ------------     ------------     ------------
Comprehensive Income:
     Foreign currency translation adjustment         223,619          303,750        1,963,066          793,621
                                                ------------     ------------     ------------     ------------
Total Comprehensive Income                      $  2,548,093     $  1,385,585     $  8,037,365     $  3,738,509
                                                ============     ============     ============     ============
Earnings Per Share:
Basic and Diluted Earning per Share             $       0.05     $       0.03     $       0.14     $       0.07
                                                ============     ============     ============     ============
Weighted Average Number of Shares
     Outstanding - Basic and Diluted              45,101,987       40,101,987       42,400,527       40,101,987
                                                ============     ============     ============     ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 2008, AND 2007
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                        -----------------------------
                                                            2008             2007
                                                        ------------     ------------
Cash Flows from Operating Activities:
     Net income                                         $  6,074,299     $  2,944,888
     Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                   2,956,454        2,094,201
           Issuance of stock for services                    500,000               --
     Changes in net assets and liabilities:
           Accounts receivable                              (750,313)         922,862
           Inventories                                      (499,031)         385,227
           Prepaid expenses                                 (130,000)              --
           Accounts payable and accrued liabilities        2,065,846         (312,082)
           Deferred revenue                                       --           77,897
           Income taxes payable                              499,918         (954,866)
                                                        ------------     ------------
Net Cash Provided by Operating Activities                 10,717,173        5,158,127
                                                        ------------     ------------
Cash Flows from Investing Activities:
     Purchases of property, plant, and equipment         (12,554,348)      (2,106,929)
                                                        ------------     ------------
Net Cash (Used in) Investing Activities                  (12,554,348)      (2,106,929)
                                                        ------------     ------------
Cash Flows from Financing Activities:
     Proceeds from related party loan                      4,304,045               --
     Payments to related party                                    --       (4,458,261)
     Proceeds from borrowings on credit facility           1,124,413          574,238
                                                        ------------     ------------
Net Cash (Used in) Provided by Financing Activities        5,428,458       (3,884,023)
                                                        ------------     ------------
Effect of Exchange Rate Changes on Cash
     and Cash Equivalents                                  1,963,066          793,621
                                                        ------------     ------------
Net Increase (Decrease)  in Cash
     and Cash Equivalents                               $  5,554,349     $    (39,204)
Cash and Cash Equivalents - Beginning of Period              622,661           80,970
                                                        ------------     ------------
Cash and Cash Equivalents - End of Period               $  6,177,010     $     41,766
                                                        ============     ============
Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                             $    373,232     $    214,934
                                                        ============     ============
     Cash paid for income taxes                         $  1,729,172     $  2,499,808
                                                        ============     ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                               ORIENT PAPER, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 2008, AND 2007
                                   (Unaudited)

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

(1)   Summary of Significant Accounting Policies

      Basis of Presentation and Organization

Orient Paper, Inc. ("Orient Paper" or "the Company") is a Nevada corporation that initially provided financing services specializing in sub prime title loans, secured primarily using automobiles (but also boats, recreational vehicles, machinery, and other equipment) as collateral. Orient Paper was incorporated under the laws of the State of Nevada on December 9, 2005, under the name of Carlateral, Inc. The target market of Orient Paper was individuals needing short-term capital (30 to 90 days). Such individuals generally were those individuals that either did not meet the lending criteria of established banks and lending institutions, or did not wish to incur the delays associated with a lengthy loan application and approval process. The accompanying financial statements of Orient Paper were prepared from the accounts of Orient Paper under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of Orient Paper; Dongfang Zhiye Holding Limited, a British Virgin Islands company ("DZH Limited"); and the stockholders of DZH Limited, which was effected on October 29, 2007. DZH Limited is a holding company with no operations, and owns 100 percent of the outstanding stock and ownership of Hebei Baoding Orient Paper Milling Co., Ltd. ("HBOP"), a company organized under the laws of the People's Republic of China ("PRC").

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

Given that DZH Limited is considered to have acquired Orient Paper by a reverse merger through an Agreement and Plan of Merger (see Note 6), and its stockholders currently have voting control of Orient Paper, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2008, and December 31, 2007, and the operations for the three months and nine months ended September 30, 2008, and 2007, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of Orient Paper, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

      Interim Financial Statements

The interim financial statements of Orient Paper have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with Orient Paper's audited financial statements and notes thereto for the year ended December 31, 2007, included in Orient Paper's Annual Report on Form 10-KSB/A filed on April 15, 2008, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly Orient Paper's financial position as of September 30, 2008, and the results of its operations and cash flows for the three months and nine months ended September 30, 2008, and 2007. The results of operations for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for future quarters or the year ending December 31, 2008.

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

      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and revenues and expenses for the three months and nine months ended September 30, 2008, and 2007. Actual results could differ from those estimates made by management.

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

      Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, Orient Paper may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of September 30, 2008, management determined that a reserve for bad debts was not needed. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

      Inventories

Inventories consist principally of raw materials (used paper) and finished goods, and are stated at the lower of cost (first-in, first-out method) or market.

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

Orient Paper depreciates property, plant, and equipment using the straight-line method as follows:

            Building and improvements                   30 years
            Machinery and equipment                     5-15 years
            Vehicles                                    15 years

      Long-Lived Assets

Orient Paper evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. For the three months and nine months ended September 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived asset was required.

      Fair Value of Financial Instruments

Orient Paper estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Orient Paper could realize in a current market exchange. As of September 30, 2008, Orient Paper's financial instruments approximated fair value to do the nature and maturity of such instruments.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For three months and nine months ended September 30, 2008, and 2007, Orient Paper did not make a transfer to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25 percent of the registered capital.

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

      Advertising

Orient Paper expenses all advertising and promotion costs as incurred. Orient Paper incurred $215 and nil advertising and promotion costs for the nine months ended September 30, 2008, and 2007, respectively.

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

      Comprehensive Income (Loss)

Orient Paper presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income
(loss) be reported in the financial statements. For the three and nine months ended September 30, 2008, and 2007, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

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

(2)   Inventories

Inventories consisted of the following as of September 30, 2008, and December 31, 2007:

                                            September 30,     December 31,
                                                2008             2007
                                            -------------    -------------
      Raw materials                         $     339,117    $     182,752
      Finished goods                              560,603          217,937
                                            -------------    -------------
      Total inventories                     $     899,720    $     400,689
                                            =============    =============

(3)   Loans Payable

Orient Paper had the following loans payable as of September 30, 2008, and December 31, 2007:

                                                  September 30,     December 31,
                  Description                         2008             2007
                  -----------                     ------------------------------
Note payable, secured by equipment, payable at
maturity, including interest at 7.8% per
annum. Renewable annually                         $   1,901,900    $   1,911,174

Credit facility payable, secured by building,
payable at maturity, including interest at 2%
plus the Bank's reference interest rate.
Renewable annually                                    1,243,550        1,302,450

Note payable, secured by equipment, payable at
maturity, including interest at 7.227 % per
annum.                                                  409,640               --

Note payable, secured by equipment, payable at
maturity, including interest at 6.7% per
annum. Renewable annually                               877,800          822,600

Note payable, secured by equipment, payable at
maturity, including floating interest per
annum. Renewable annually                             2,730,668        2,002,921

Long-term loan payable, secured by equipment,
payable at maturity, including interest at
9.29% per annum.                                      1,942,864               --
                                                  ------------------------------
Total short-term and long-term loans payable      $   9,106,422    $   6,039,145
                                                  ==============================

As of September 30, 2008, Orient Paper's credit facility had a maximum borrowing level of $2,000,000, which left $756,450 in borrowing capacity. The average short-term borrowing rates for the three months and nine months ended September 30, 2008, were approximately 6.51 percent and 7.46 percent, respectively. The average short-term borrowing rates for the three months and nine months ended September 30, 2007, were approximately 6.24 percent and 6.51 percent, respectively.

(4)   Commitments and Contingencies

      Operating Lease

Orient Paper leases 133,200 metric acres of land at its location from a local government through a real estate lease with a 30-year term and expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,556. This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

                     September 30,            Amount
                     -------------         ------------
                          2009             $     17,556
                          2010                   17,556
                          2011                   17,556
                          2012                   17,556
                          2013                   17,556
                       Thereafter               316,008
                                           ------------
                  Total lease payments     $    403,788
                                           ============

      Environmental Remediation

In accordance with the real estate lease, Orient Paper will be obligated to return the land to its condition prior to the lease. As such, Orient Paper will accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. Orient Paper has not obtained an estimate for those costs, but management is confident that any such costs that should be accrued are not material as of September 30, 2008.

      Consulting Agreements

On January 1, 2008, Orient Paper entered into three separate written agreements with third-party individuals to provide consulting services during the year 2008. These agreements may be terminated at any time by the parties with or without cause, effective upon written 30 days notice. However, termination by Orient Paper shall not waive the obligation of Orient Paper to pay the consultants. Consulting services under the agreements principally commenced January 1, 2008, and consist of various accounting, legal, and regulatory matters. The three consultants will receive collectively approximately $500,000 for services during the year ending December 31, 2008. The consultants have agreed that compensation can be paid by issuance of restricted shares of common stock under the terms mutually agreed upon by both parties at a future date. For the three months ended September 30, 2008, $125,000 was accrued for services rendered by the three consultants. For the nine months ended September 30, 2008, a total of $375,000 was accrued for services rendered by the three consultants, and an additional $125,000 was classified as prepaid expenses in the accompanying balance sheet as a result of the issuance in May 2008 of 5,000,000 shares of common stock to the three consultants for services rendered and to be rendered in 2008, as described in Note 6.

(5)   Related Party Transactions

The Chief Executive Officer of Orient Paper loaned money to Orient Paper for working capital purposes, which amounted to $6,140,316 as of September 30, 2008. During the nine months ended September 30, 2008, and 2007, Orient Paper applied payments of nil and $4,458,261, respectively, towards this loan. On July 24, 2008, the Chief Executive Officer agreed to change the loan term to three years. This loan is non-interest bearing and is due on July 23, 2011. There are provisions for deferring payment to the Chief Executive Officer if Orient Paper's cash flow is not sufficient to cover the obligation.

On August 5, 2008, a member of Board of Directors loaned money to Orient Paper for working capital purposes, which amounted to $877,800 as of September 30, 2008. The amount owed bares interest at 7.56% per annum, and is due on August 4, 2011.

On August 5, 2008, a member of Board of Directors loaned money to Orient Paper for working capital purposes, which amounted to $1,097,250 as of September 30, 2008. The amount owed bares interest at 7.56% per annum, and is due on August 4, 2011.

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

(7)   Income Taxes

On March 16, 2007, the National peoples' Congress in China passed the New Enterprise Income Tax Law effective January 1, 2008. Orient Paper's Enterprise Income Tax rate is 25% effective January 1, 2008. The provision for income taxes for the nine months ended September 30, 2008, and 2007, was as follows (33% effective tax rate in 2007 and 25% effective tax rate in 2008):

                                                     2008          2007
                                                  ----------    ----------
      Current Tax Provision:
         National and local-                      $2,204,767    $1,436,873
                                                  ----------    ----------
           Total current tax provision            $2,204,767    $1,436,873
                                                  ==========    ==========

(8)   Change in the Board of Directors and Management

Effective November 16, 2007, each of the following individuals was appointed by the Board of Directors of Orient Paper to serve until his or her successor is chosen or upon his or her earlier resignation or removal as an officer of Orient Paper in accordance with the Bylaws of Orient Paper: Zhenyong Liu, Chief Executive Officer; Jing Hao, Chief Financial Officer; and, Dahong Zhou, Secretary.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

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

      Comparison of the two 9-month periods ended September 30, 2008 and 2007.

      The following table and subsequent discussion presents certain consolidated statement of operations information derived from the consolidated statements of operations for the nine months ended September 30, 2008 and 2007 included in this Quarterly Report on Form 10-Q.

                                               Nine months            Nine months
                                                  ended                  ended
                                            September 30, 2008     September 30, 2007        Change
-----------------------------------------------------------------------------------------------------
Revenues                                        $49,337,596            $27,707,009        $21,630,587
-----------------------------------------------------------------------------------------------------
Cost of Sales                                    40,248,329             22,903,828         17,344,501
-----------------------------------------------------------------------------------------------------
Gross Profit                                      9,089,267              4,803,181          4,286,086
-----------------------------------------------------------------------------------------------------
General and Administrative Expense                  654,889                206,486            448,403
-----------------------------------------------------------------------------------------------------
Income from Operations                            8,434,378              4,596,695          3,837,683
-----------------------------------------------------------------------------------------------------
Other Income (Expense)                              335,312                214,934            120,378
-----------------------------------------------------------------------------------------------------
Income before Income Taxes                        8,099,066              4,381,761          3,717,305
-----------------------------------------------------------------------------------------------------
Income tax Expense                                2,024,767              1,436,873            587,894
-----------------------------------------------------------------------------------------------------
Net Income                                        6,074,299              2,944,888          3,129,411
-----------------------------------------------------------------------------------------------------
Total Comprehensive Income                        8,037,365              3,738,509          4,298,856
-----------------------------------------------------------------------------------------------------

      Revenue

      Revenue was $49,337,596 during the nine months ended September 30 2008, an increase of $21,630,587 (or approximately 78.07%) from revenue of $27,707,009 for the nine months ended September 30, 2007. The change in revenues was attributable to the increased demand for our products as a result of the strengthen of the environmental protection required by the government in order to prepare for the Olympic Games, so that many small enterprises delayed their projects. In addition, the Chinese currency (Renminbi Yuan) has been appreciating against the United States dollar, leading to an increase in revenues as reported in US dollars.

      Cost of Sales

      Cost of sales was $40,248,329 during the nine months ended September 30, 2008, an increase of $17,344,501 (or approximately 75.73%) from cost of sales of $22,903,828 for the nine months ended September 30, 2007. The increase in cost of sales was attributable to the increase in our sales volume and an increase in the price of raw materials during the period of Olympic Games.

      Gross Profit

      Gross profit was $9,089,267 during the nine months ended September 30, 2008, an increase of $4,286,086 (or approximately 89.23%) from gross profit of $4,803,181 for the nine months ended September 30, 2007. The increase in gross profit was attributable to our increased sales which was greater than the increases in related costs during the period.

      General and Administrative Expenses

      General and administrative expenses were $654,889 during the nine months ended September 30, 2008, an increase of $448,403 (or approximately 217.16 %) from general and administrative expenses of $206,486 for the nine months ended September 30, 2007. The increase in general and administrative expenses was attributable to increases in business travel and consulting fees paid to the consultants required to expand our production and market position.

      Income from Operations

      Income from operations was $8,434,378 during the nine months ended September 30, 2008, an increase of $3,837,683 (or approximately 83.48%) from income from operations of $4,596,695 for the nine months ended September 30, 2007. The increase in income from operations was attributable to higher net sales generated and the relatively lower cost of sales and general and administrative expenses compared to the growth of net sales.

      Other Income or Expense

      Other expenses were $335,312 during the nine months ended September 30, 2008, an increase of $120,378 (or approximately 56.01%) from other expenses of $214,934 for the nine months ended September 30, 2007. The increase in other expense was attributable to a significant increase in interest expense on related debt.

      Income before Income Taxes

      Income before income taxes was $8,099,066 during the nine months ended September 30, 2008, an increase of $3,717,305 (or approximately 84.84%) from income before income taxes of $4,381,761 for the nine months ended September 30, 2007. The increase in income before income taxes was attributable to our rapid growth of net sales and relatively slower growth of our cost of sales, general and administrative expense, and other expenses.

      Income Tax Expense

      Income tax expense was $2,024,767 during the nine months ended September 30, 2008, an increase of $587,894 (or approximately 40.91%) from income tax expense of $1,436,873 for the nine months ended September 30, 2007. The increase in income tax expense was attributable to the increase in our income before income taxes.

      Net Income

      Net income was $6,074,299 during the nine months ended September 30, 2008, a increase of $3,129,411 (or approximately 106.27%) from net income of $2,944,888 for the nine months ended September 30, 2007. The increase in net income was attributable to the cumulative effect of the reasons discussed above.

      Total Comprehensive Income

      Total comprehensive income was $8,037,365 for the nine months ended September 30, 2008, an increase of approximately 114.99% from total comprehensive income of $3,738,509 for the nine months ended September 30, 2008. The increase reflects the Company's higher net income and the fact that the foreign translation adjustment increased $4,298,856 for the nine months ended September 30, 2008.

      Liquidity and Capital Resources

      As of September 30, 2008, we had cash and cash equivalents of $6,177,010. Cash flows from operating activities were $10,717,173 for the nine months ended September 30, 2008, as compared to $5,158,127 at September 31, 2007. Cash flows used in investing activities were $12,554,348 for the nine months ended September 30, 2008, as compared to $2,106,929 for the nine months ended September 30, 2007. Cash flows from financing activities were $5,428,458 for the nine months ended September 30, 2008, as compared to $3,884,023 used in financing activities for the nine months ended September 30, 2007. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months.

      As of September 30, 2008, we had loans due to three officers in the amount of $6,140,316, $1,097,250, and $877,800, respectively. Advances from these officers to the Company have been as high as $11,773,190 during the past two years and, absent such advances, we could not have grown our business as we have done over the past two years. The loans bear annual interest rate at nil, 7.56%, and 7.56% respectively. The obligations are due on August 4, 2011. There are provisions for deferring payment to the Chief Executive Officer if Orient Paper's cash flow is not sufficient to cover the obligation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

The Company's management is responsible for establishing and maintaining adequate internal control over finance al reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on policies and procedures that are intended to:

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

As reported in the Company's annual report on Form 10-K, as amended, the Company initially concluded that the disclosure controls and procedures and internal control over financial reporting that were inherited in such acquisition were ineffective, as they were not designed to facilitate the external financial reporting required of a publicly held company under the Sarbanes-Oxley Act of 2002; and, since Hebei Paper's accounting records were historically maintained using accounting principles generally accepted in the People's Republic of China, its personnel were initially not as fully familiar with accounting principles generally accepted in the United States of America.

Based upon this initial assessment by the Company's management, the Company took measures to effect the changes necessary to bring such controls and procedures and internal controls to a level of effectiveness.

Based upon the Company's assessment of its internal controls over financial reporting as of the closing of the quarter ending September 30, 2008, management has concluded that such controls are effective as of such date.

Moreover, management has further concluded that the Company's disclosure controls and procedures are likewise effective as of September 30, 2008.

To ensure continued reliability of the Company's financial reports in the future as the Company continues to grow and integrate the acquired business, management will continue to monitor the changes made, and evaluate and assess its financial and operating control system and internal control procedures in order to facilitate regular, timely preparation of complete and accurate financial reports in accordance with generally accepted accounting principles.

In making its assessments, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than such changes as are discussed above to facilitate the effectiveness of the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

      We, our subsidiaries and our property are not a party to any pending legal proceeding.

Item 1A. Risk Factors.

      Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no unregistered sales of equity securities during the quarter ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      We did not submit any matter to a vote of our stockholders during the quarter ended September 30, 2008.

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


                                   ORIENT PAPER INC.

Date                               Signature
----                               ---------

November 13, 2008                  /s/ Zhenyong Liu
                                   --------------------------------------------
                                   Zhenyong Liu, Chief Executive Officer
                                   (principal executive officer) and Director

November 13, 2008                  /s/ Jing Hao
                                   --------------------------------------------
                                   Jing Hao, Chief Financial Officer
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