Form 10-K
period 2008-12-31
Orient Paper Inc.
filed 2009-03-27
CIK 1358190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number  000-52639

ORIENT PAPER, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-4158835
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

Science Park, Xushui County, Baoding City
Hebei Province, The People’s Republic of China 072550
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 011 - (86) 312-8605508
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes                       ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  March  24, 2009 was approximately $3,494,073 (20,553,371 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $0.17 as quoted by Nasdaq OTC Bulletin Board on June 30, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 24, 2009, there are presently 45,101,987 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

FORWARD LOOKING STATEMENTS

In this annual report, references to “Orient Paper,” “OPAI,” “the Company,” “we,” “our,” “us,” and the Company’s wholly owned subsidiary, “HBOP,” refer to Orient Paper, Inc.

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.                  Business.

Corporate History

Orient Paper, Inc. was incorporated in the State of Nevada on December 9, 2005 under the name “Carlateral, Inc.”  Through the steps described immediately below, we became the holding company for Hebei Baoding Orient Paper Milling Company Limited ("HBOP"), a producer and distributor of paper products in the People’s Republic of China (“PRC" or “China”), on October 29, 2007, and effective December 21, 2007, we changed our name to “Orient Paper, Inc.” to more accurately describe our business.

On October 29, 2007, Orient Paper entered into an agreement and plan of merger (the "Merger Agreement") with (i) its own wholly owned subsidiary, CARZ Merger Sub, Inc., (ii) Dongfang Zhiye Holding Limited ("Dongfang Holding") and (iii) each of Dongfang Holding shareholders (Zhenyong Liu, Xiaodong Liu, Chen Li, Ning Liu, Jie Liu, Shenzhen Huayin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Victory High Investment Limited, Think Big Trading Limited, Huge Step Enterprises Limited, and Sure Believe Enterprise Limited) (the "Dongfang Holding Shareholders").

Dongfang Holding is a holding corporation with no operations and was formed on November 13, 2006, under the laws of the British Virgin Islands (“BVI”). Dongfang Holding owns all of the issued and outstanding stock and ownership of HBOP.

Pursuant to the Merger Agreement, Dongfang Holding merged with CARZ Merger Sub, Inc. via a share exchange, with Dongfang Holding as the surviving entity (the “Merger Transaction”).  In exchange for their shares in Dongfang Holding, the Dongfang Holding Shareholders received an aggregate of 29,801,987 newly-issued shares of our common stock, $.001 par value, which shares were distributed pro ratably among the Dongfang Holding Shareholders in accordance with their respective ownership interests in Dongfang Holding.

As a result of the Merger Transaction, Dongfang Holding became a wholly-owned subsidiary of Orient Paper, which, in turn, made Orient Paper the indirect owner of Dongfang Holding's operating company subsidiary, HBOP.  HBOP, the entity through which we operate our business currently has no subsidiaries, either wholly- or partially-owned.

The following diagram sets forth the current corporate structure of Orient Paper:

Orient Paper, Inc. (Nevada company)

100% ownership

Dongfang Zhiye Holding Limited (BVI company)

100% ownership

Hebei Baoding Orient Paper Milling Company Limited (PRC company)

Neither Orient Paper nor Dongfang Holding has any operations or plans to have any operations in the future other than acting as a holding company and management company for HBOP and raising capital for its operations. However, we reserve the right to change our operating plans regarding Orient Paper and Dongfang Holding.

Our Business

HBOP, founded in 1996, engages mainly in production and distribution of products such as printing paper, uncoated and coated paper, corrugated paper, plastic paper, graphic design paper, and other paper and packaging related products. HBOP uses recycled paper as its primary raw material and has its corporate offices in Baoding, PRC.

HBOP's main products include various specifications of: (i) corrugated paper, (ii) middle-grade offset paper, (iii) high-grade offset paper and (iv) writing paper. Products currently in development include (a) security paper, (b) digital photographic paper. With respect to each of these products, HBOP has already established process orders, installed production equipment and completed small pilot production.

In  2003, HBOP obtained ISO9000-2000 certification from the International Organization for Standardization.  It was also designated a specially protected enterprise in Baoding City, a recognition that is awarded to companies in Baoding of larger-scale and in good credit and tax standing.

Manufacturing Process

Our products generally undergo two stages of manufacturing: (1) creating pulp from recycled paper products, and (2) treating the pulp and molding it into the desired type of paper product.  A brief overview of the pulp and papermaking process is described below.

Pulping

The recycled waste paper is first sorted by hand and machine, and then broken down and beaten or smashed into small pieces using water and mechanical energy. It is then put through a course screening drum, followed by a fine screening drum in order to produce different grades of pulp. In order to purify the pulp further, an approach flow system is used to filter out any impurities or inconsistencies, such as sand, in the pulp. Bleaching agents are added to lighten the color of the pulp.

Paper Making

The pulp is then sieved removing the excess water and molded into size. The moisture content is further reduced by applying hydraulic pressure to the pulp.  The pulp then enters the drying section where it is run over heated cylinders. The dried paper is then coated with a mixture of clay, white pigment, and binder to produce a surface on which ink can sit without being fully absorbed, enabling crisper, more consistent print quality.

The paper goes through a process called calendering, which flattens and smooths the paper into long sheets. The paper is then wound onto a reel that is mounted in a roll-slitting machine for rewinding, during which cutters are used to cut the paper into the desired widths. Upon completion, the rolls are fitted with sleeves, labeled, and then moved to quality control before shipment or storage.

Products

Corrugated paper

Corrugated paper is used in the manufacturing of paperboard and comprises approximately 60% of our total paper production.  Since the third quarter of 2008, we have also begun manufacturing and selling high-strength corrugated paper, used in the production of high quality paperboard.  Raw materials used in the production of corrugated paper include old paperboard and certain supplementary agents.

Middle- and high-grade offset paper

Offset paper is used for offset printing.  Our middle-grade and high-grade offset paper comprises approximately 12% and 10% of our total paper production, respectively.   The offset paper we manufacture is typically coated and brightened.  Raw materials used in the production of offset paper include recycled white edge paper, wood pulp, fluorescent whitening agent, sizing agent and pulvis talc.

Writing paper

Writing paper is uncoated paper that is suitable for printing and writing with ink on both sides, without the ink bleeding or striking through.   Raw materials used in the production of writing paper include recycled loose-leaf paper and fluorescent whitening agent.

Market for our Products

The PRC Paper Making Industry

According to a general survey by the China Paper Association, in 2007, there were approximately 3,500 paper and board manufacturers in the People’s Republic of China, with a total output of 73.5 million tons, up 13.08% from 65 million tons in 2006.  Total domestic consumption was 72.9 million tons in 2007, up 10.45% from 66 million tons a year before.

Compared with year 2000, output in 2007 had increased by approximately 140.98% and consumption grew by approximately 103.92%.  The output of paper and board maintained an average growth rate of approximately 13.4% during the 2000-2007 time frame, while consumption increased at an annual rate of 10.72%, both higher than the GDP growth rate of the same period.  The growth rate is expected to continue.  According to the China Paper Association, the People’s Republic of China is currently ranked second in terms of output and consumption of paper and board products.  It is expected to become the world’s largest paper making and consumption market by 2015.

Data source: 2007 Annual Report of the Paper Making Industry and 2008 Market Analysis, China Paper Association

We believe that the burgeoning market provides many interesting opportunities for us. Greater affluence and urbanization of China has led to wider access to higher education, increased shopping facilities and advertising, all of which have in turn increased demand for and increased the variety of paper and packaging products available for consumption in China (PriceWaterhouseCoopers, “Paper and Packing Market in China: China Risks and Rewards,” September 2005).  We are pursuing opportunities in several higher-grade paper products, such as security paper and digital photographic paper, that we believe will experience high growth and that we can address with our manufacturing expertise.

Industry Consolidation

Prior to 1988, the paper and pulp industry in China was comprised of numerous small-scale production enterprises, many of which used low-tech production processes that were highly pollutive.  In 1988, in an effort to reduce pollution, the National Environmental Protection Administration issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge.   In 1996, China’s State Council issued “Decisions on Environmental Protection Issues”, setting forth strict rules and regulations intended to reduce pollution, including a directive for the closure of all paper plants with an annual output of less than 50,000 tons.  Since 1997, the PRC government has closed at least 7,000 pulp and paper mills (PriceWaterhouseCoopers, “Paper and Packing Market in China: China Risks and Rewards,” September 2005); however, the industry still remains largely fragmented.  Recognizing that China constitutes one of the largest markets for paper consumption in the world with potential for continued expansion, the PRC government continues its efforts to consolidate, modernize, and promote the environmental sustainability of the industry. In its 11th Five Year Plan, the PRC government projected that by 2010, production capacity would reach 90 million tons ( “China’s government to control pulp, papermaking growth,” PaperAge, November 5, 2007).

Customers

We generally sell our products to paperboard making companies (in the case of packaging products like corrugated paper) and to printing companies (in the case of cultural paper products such as printing and writing paper). Of the more than 140 clients we serve, HBOP's largest customers are Beijing People’s Fine Arts Publishing House, Beijing Qiuhao Printing Company Limited, Baoding Binghe Printing Company Limited, Beijing Yutian Planet Books Company Limited and Baoding Dadi Colour Printing Company Limited.  None of these customers individually comprised more than 10% of our revenue.

For the year ended December 31, 2008, HBOP’s top 10 customers were as follows:

Major customers and revenue generated for the year ended December 31, 2008

Name	Amount (US$)
Beijing People’s Fine Arts Publishing House	3,336,983.62
Beijing Qiuhao Printing Company Limited	2,957,782.27
Baoding Binghe Printing Company Limited	2,876,174.43
Beijng Yutian Planet Books Company Limited	2,760,200.44
Baoding Dadi Colour Printing Company Limited	2,743,549.66
Baoding Xida Printing Company Limited	2,705,404.93
Beijing Yuewei Cultural Development Company Limited	2,644,575.27
Baoding Xinmin Printing Company Limited	2,298,146.86
China Lucky Offset Group Integrated Services Company	2,244,296.50
Baoding Huatai Printing Company Limited	2,199,225.98

For the year ended December 31, 2007, HBOP’s top 10 customers were as follows:

Major customers and revenue generated for the year ended December 31, 2007

Name	Amount (US$)
Baoding Binghe Printing Company Limited	1,870,220.28
Baoding Hengyi Printing Company Limited	1,869,758.87
Hebei Mancheng Printing Company Limited	1,770,911.31
Baoding Xida Printing Company Limited	1,614,411.16
China Lucky Offset Group Integrated Services Company	1,582,341.82
Beijing People’s Fine Arts Publishing House	1,424,035.91
Beijing Qiuhao Printing Company Limited	1,413,499.53
Laishui Xingwang Packaging Products Company Limited	1,246,187.98
Beijng Yutian Planet Books Company Limited	1,237,328.96
Baoding Dadi Colour Printing Company Limited	1,236,743.11

For the year ended December 31, 2006, HBOP’s top 10 customers were as follows:

Major customers and revenue generated for the year ended December 31, 2006

Name	Amount (US$)
Beijing Chinabase Star Paper Company Limited	1,304,222.42
Shanghai Hengshi Paper Company Limited	910,563.40
Hebei Mancheng Printing Company Limited	876,071.72
Beijing Kexing Paper Company Limited	781,092.51
Baoding Hengyi Printing Company Limited	721,961.30
Beijing Beishangle Welfare Paper Products Company Limited	702,653.46
Laishui Liming Paperboard Company Limited	662,555.31
Beijing Tongzhou Ciqu Printing Company Limited	646,192.53
Linhai Tianlun Paper Company Limited	645,746.84
Tianjin Jiteng Paper Products Company Limited	619,840.32

Marketing Strategy

We have targeted corporate clients in the mid- to high-end paper market, where products such as corrugated paper and mid- to high-grade offset paper have potential for high volume growth.  Our primary market for our products has been in the northern Chinese region.  This has been our focus not only because the region provides for growing demand for our products in the urban centers of Beijing and Tianjin, but because we enjoy a price advantage in the region over competitors from other locales in China.  However, as our production capacity expands and our product list diversifies, we may expand our market to eastern and southern China.  We may also consider growing an export market through business and technology partnerships with foreign collaborators.

Expand Production Capacity

In the fiscal year ended December 31, 2008, we had a production capacity of approximately 170,000 tons.  In order to meet domestic demand for paper, which is currently exceeding domestic supply, we plan to increase our production capacity as well as the diversity of our products in the coming year.

Continue to Develop and Market New Products

We are currently developing the following products:

Digital Photographic Paper

Digital photographic paper is composed of dimensionally stable, chemically neutral pulp paper.  It is typically coated on both sides with a thin polyethylene film and is “cooked” to prevent chemicals and water entering the paper. This product is currently under development and will need additional financing to be able to be marketed for full-scale manufacture.

Security Paper

Security paper, or anti-counterfeit paper, contains certain identification features that assist in detecting fraud.  Security paper is manufactured by utilizing advanced technology to insert security lines made of metal or plastic into white pulp to produce patterned, shaded paper.  Security paper is used in the printing of various forms of securities or negotiable instruments.  This product is currently under development and will need additional financing to be able to be marketed for full-scale manufacture.

Raw Materials and Principal Suppliers

The supplies used in our production processes are comprised mainly of old paperboard and white edge paper, both of which are readily available items for which there are multiple sources. We also purchase coal and chemical agents from nearby suppliers.  Although we do not anticipate difficulties in obtaining necessary supplies, ongoing inflationary pressures could lead to an increase in our costs of raw materials and production, which we may pass on to our customers.

Our main suppliers are Xushui County Dongfang Trading Company Limited, Beijing Chinabase Star Paper Company Limited, Hebei Dingxing Material Recycling Station, Beijing Heerwang Industrial Material Company Limited, and Beijing Jianshun Fanya Resource Renewable Company Limited.   We typically sign one-year contracts with these suppliers.  For the year ended December 31, 2008, we had three major suppliers which primarily accounted for 50%, 12%, and 11% of total purchases.  For the year ended December 31, 2007, we had two major suppliers, which primarily accounted for 52% and 40% of total purchases.

For the year ended December 31, 2008, HBOP’s top 10 suppliers were as follows:

Suppliers and purchase amount for the year ended December 31, 2008

Name	Amount (US$)
Xushui County Dongfang Trading Company Limited	28,471,056.42
Beijing Chinabase Star Paper Company Limited	6,920,078.33
Hebei Dingxing Material Recycling Station	6,038,397.73
Baoding Tianhe Coal Industries Company	4,604,558.56
Beijing Heerwang Industrial Material Company Limited	2,591,927.85
Beijing Jianshun Fanya Resource Renewable Company Limited	1,274,557.15
Baoding Ranhua Company Limited	988,816.51
Beijing Huaxin Chemical Research Institute	375,990.08
Baoding Haiming Company Limited Nanshi District	209,283.89
Beijing Minzheng Daily Chemial Industrial Company	62,332.48

For the year ended December 31, 2007, HBOP’s top 5 suppliers were as follows:

Suppliers and purchase amount for the year ended December 31, 2007

Name	Amount (US$)
Xushui County Dongfang Trading Company Limited	15,855,343.73
Beijing Heerwang Industrial Material Company Limited	12,489,425.63
Baoding Tianhe Coal Industries Company	1,685,322.58
Chile Silver Star Pulp Company Limited	503,658.57
Baoding Ranhua Company Limited	180,015.27

For the year ended December 31, 2006, HBOP’s top 5 suppliers were as follows:

Suppliers and purchase amount for the year ended December 31, 2006

Name	Amount (US$)
Xushui County Dongfang Trading Company Limited	14,602,089.43
Beijing Heerwang Industrial Material Company Limited	5,165,298.92
Baoding Tianhe Coal Industries Company	2,377,524.30
AP Procurement Business Company Limited – Macao Branch	868,187.86
Baoding Ranhua Company Limited	562,362.93

Competition

HBOP's main competitors are: Chenming Paper Group Limited; Huatai Group Limited; Nine Dragons Paper (Holdings) Limited; Sun Paper Group Limited; and Zhonghua Paper Co., Ltd. In addition to these competitors there are numerous smaller family operations in the paper production industry. A number of our competitors are larger entities with broader customer bases and greater financial resources than those available to us.  The business of our primary competitors is briefly described below:

Chenming Paper Group, Ltd. (“Chenming”), based in Shandong Province (located in northeast China), produces primarily newsprint paper and art paper (high quality, heavy, two-side coated printing paper).  Chenming is believed to be the first company to have all three types of public listings available in China: renminbi A-shares and foreign currency B-shares in Shenzhen, the smaller of the mainland’s two stock exchanges, and H-shares in Hong Kong. Chenming has a production capacity of 4 million tons/yr for its coated woodfree paper product and is believed to rank among the top 500 enterprises in China.

Huatai Group, Ltd. (“Huatai”), based in Shandong Province (located in northeast China), primarily produces newsprint, fine paper, special printing papers, coated board, and tissue paper.  Huatai is the first Shandong papermaker to publicly list its stock and has become a famous brand in China. Its annual paper production volume is estimated to reach 1.6 million tons.

Nine Dragons Paper (Holdings) Limited (“ND Paper”), based in Guangdong Province (located in southeast China), primarily produces kraft paper and high-strength corrugated paper. ND Paper has reported that in December 2005, the company’s corrugating medium production lines PM9 and PM10 came into operation, boosting ND Paper's annual total production capacity to 3.3 million tons and making the company the largest high-strength corrugated paper  manufacturer in China.

Sun Paper Group, Ltd., based in Shandong Province (located in northeast China), primarily produces card paper, whiteboard paper, and art paper.  It also produces alkaline peroxide mechanical pulp, sourced in part from woodchips harvested by the company’s poplar plantations.  The company has reported that it has an annual production capacity of approximately 1.5 million tons and in 2006 successfully listed on the Shenzhen Stock Exchange.

Zhonghua Paper Co., Ltd., based in Zhejiang Province (located in eastern China), primarily produces card paper and whiteboard paper.  With an annual production capacity of 500,000 tons, it is purported to be the largest and most progressive coated whiteboard paper manufacturer in China.

We believe that we face indirect competition from the above-listed companies, either because we produce different types of paper products, or for those products that do overlap, because we market our products in different geographic regions of China.

Our Competitive Edge

Regional advantage (northern China).  We believe that HBOP is the largest papermaking enterprise in Hebei Province.  Our proximity to large urban centers in northern China, Beijing and Tianjin, gives us a large market in which to sell our products.

Other paper manufacturers are also located in Hebei Province and in nearby Beijing and Tianjin, however due to production capacity and product differences, we do not consider them to be major competitors. Our proximity to Beijing and Tianjin also grants us easy access to a variety of long-term suppliers who enjoy a robust market in northern China for their products.

Price advantage.  Because we are approximately 75 miles (120 kilometers) from Beijing, the cultural center of China and our largest target market, there is no need to arrange for interim warehouses or employees. Tianjin, another large urban center, is also approximately 75 miles from our facilities.  Baoding city itself is also home to numerous printing and packaging companies. We therefore have lower freight costs and other associated costs of sales, enabling us to charge lower prices for our products to our customers.  Additionally, Beijing and Tianjin’s high consumption of paper products generates a large amount of wastepaper, which in turn provides us with a steady and geographically advantageous source of recycled paperboard and recycled paper to serve as raw materials for our products.

Research and Development

Currently, we have 37 professionals engaged in research and development (“R&D”), including one senior engineer with professorial experience, 6 senior engineers and 4 senior technicians.  Our R&D efforts have resulted in the design of a low-cost, high quality digital photo paper, which we plan to launch to customers when we obtain financing to support production.

We have cooperative relationships with a number of research institutes, including the State Association of Light Industry, Shanghai Paper Processing Association, Research Institute of Beijing, Zhongtian Paper Group, and the Department of Technical Physics at Beijing University.

Intellectual Property

HBOP has registered 1 trademark with the Trademark Bureau under the State of Administration for Industry & Commerce, which remains effective through April 6, 2014:

Trademark	Certificate No.	Category	Registrant	Valid Term
Shuangxing (“双星”)	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotyping solution, diazo paper	HBOP	April 4, 2004 through April 6, 2014

Domain names

Orient Paper owns the rights to the internet domain name, www.orientalpapercorporation.com.

Government Regulation

The testing, approval, manufacturing, labeling, advertising and marketing, post-approval safety reporting, and export of our products are extensively regulated by governmental authorities in the PRC. We are also subject to various other regulations and permit systems by the Chinese government. These regulations and their impact on our business are set forth in more detail below.

Environmental Regulation

Our operations and facilities are subject to environmental laws and regulations stipulated by the national and the local environment protection bureaus in the PRC.

Since the implementation of the State Council’s “Decisions on Environmental Protection Issues” in 1996, the PRC paper industry has subject to rigorous environmental standards.  We believe that we are one of the few major paper manufacturers in Hebei Province to obtain a Pollution Discharge Permit, which enables us to operate in compliance with PRC environmental regulations. We were first issued the permit in September 1996 and since we have remained in line with the PRC’s restrictions on carbon dioxide and sulfur oxide byproducts, have successfully renewed the permit each year.

Waste Water Treatment

HBOP uses a multi-level water recycling process. Waste water from the pulping process is fed into collection pools, where it is divided into two parts, namely water and recovered pulp fiber.  The latter is returned into the pulping process.

Chemical agents are added to the waste water, and the waste water is fed into a biogas reactor and filtering pools, producing purified water and depositing sludge.  The purified water is released and the sludge is pumped into a sludge pool, condensed and dehydrated. We then use the sludge as an ingredient in the manufacture of corrugated paper.

We maintain controls at our production facilities to facilitate compliance with environmental rules and regulations. We are not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor have we been subject to any action by any environmental administration authorities of the PRC. To our knowledge, our operations meet or exceed the existing requirements of the PRC.

Employees

As of March 24, 2009, we have approximately 600 full time employees who receive labor insurance. These employees are organized into a union under the labor laws of the PRC and can bargain collectively with us. In addition, we employ over 15 sales representatives, who are paid no commission but receive performance-based bonuses at the end of the year. These representatives are not part of the union.  We maintain good relations with our employees.

We are required to contribute a portion of our employees' total salaries to the Chinese government's social insurance funds, including medical insurance and unemployment insurance and to purchase job injury insurance for employees, in accordance with relevant regulations. The government's social insurance funds account for 5-10% of employees' total salaries. The job injury insurance premium is about RMB 50 (approximately US$7) per person. We expect the amount of our contributions to the government's social insurance funds and the cost related to job injury insurance to increase in the future as we expand our workforce and operations.

Executive Offices

Our executive offices in the PRC are located at Science Park, Xushui County, Baoding City, Hebei Province, PRC 072550.  Our telephone and facsimile number is 00-86-312-8605508/8605530.

Item 1A.               Risk Factors.

Risks Related To Our Business

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

HBOP commenced its current line of business operations in 1996 and received its Pollution Discharge Permit in September 1996, which must be renewed every year for HBOP to stay in business. Our operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that HBOP will maintain its profitability or that we will not incur net losses in the future. We expect that HBOP’s operating expenses will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	raise adequate capital for expansion and operations;
•	implement our business model and strategy and adapt and modify them as needed;
•	increase awareness of our brand name, protect our reputation and develop customer loyalty;
•	manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	maintain adequate control of our expenses; or
•
anticipate and adapt to changing conditions in paper markets in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

HBOP’s failure to compete effectively may adversely affect our ability to generate revenue.

Through HBOP, we compete in a highly developed market with companies that have significantly greater experience and history in our industry. If we do not compete effectively, we could lose market share and experience falling prices, adversely affecting our financial results. Our competitors will expand in the key markets and implement new technologies making them more competitive. There is also the possibility that competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot or will not offer or that will make our products less profitable. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We may not be able to effectively control and manage the growth of HBOP.

If HBOP’s business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. An expansion would increase demands on existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our  operations and cause delay in production and delivery of our paper products, as well as administrative inefficiencies.

We may require additional financing in the future and a failure to obtain such required financing will inhibit our ability to grow.

The continued growth of our business may require additional funding from time to time, which we expect to raise in private placements of our equity or debt securities with accredited investors or by offering our securities for sale pursuant to an effective registration statement on a market where our common stock is traded. The proceeds of this funding would be used for general corporate purposes of HBOP, which could include acquisitions, investments, repayment of debt and capital expenditures among other things. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds we expect to be the primary obligor on any debt. Obtaining additional funding would be subject to a number of factors including market conditions, operating performance and investor sentiment, many of which are outside of our control. These factors could make the timing, amount, terms and conditions of additional funding unattractive or unavailable to us. Our management believes that we currently have sufficient funds from working capital to meet our current operating costs over the next 12 months.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender's consent could be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

We, through our subsidiaries Dongfang Holding or HBOP, may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

We, through our subsidiaries Dongfang Holding or HBOP, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of HBOP, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we, through our subsidiary, Dongfang Holding or HBOP, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to HBOP. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	assume contingent liabilities; or
•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiaries Dongfang Holding or HBOP, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;
•	unanticipated costs associated with the acquisition or investment transaction;
•	the diversion of management’s attention from other business concerns;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which HBOP has no or limited prior experience;
•	the potential loss of key employees of acquired organizations; and
•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we will be able to successfully integrate any businesses, products, technology, or personnel that we might acquire in the future and our failure to do so could have a material adverse effect on our and/or HBOP’s business, operating results and financial condition.

We are responsible for the indemnification of our officers and directors.

Our Articles of Incorporation provides for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with it to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Nevada. Since we do not hold any indemnification insurance, these indemnification provisions could result in substantial expenditures, which we may be unable to recoup, which could adversely affect our business and financial conditions. Zhenyong Liu, our Chairman of Board  and Chief Executive Officer, Jing Hao, our Chief Financial Officer, Dahong Zhou, our Secretary, and Xiaodong Liu, Fuzeng Liu, and Chen Li, our directors, are key personnel with rights to indemnification under our Articles of Incorporation.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal control over financial reporting. We expect to continue to improve our internal accounting control for budgeting, forecasting, managing and allocating our funds and to better account for them as we grow. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and paper factory operational expertise of key personnel. Zhenyong Liu, our Chief Executive Officer and Chairman of the Board, Jing Hao, our Chief Financial Officer, Dahong Zhou, our Secretary, and Li Han, HBOP’s General Engineer, Gengqi Yang, HBOP’s General Sales Manager, and Li Wang, HBOP’s Quality Control Manager perform key functions in the operation of our business. There can be no assurance that Orient Paper or HBOP will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel.

We are dependent upon the services of Mr. Liu for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in the PRC. Neither we nor HBOP have an employment agreement with Mr. Liu and do not anticipate entering into an employment agreement in the foreseeable future. Although we have no reason to believe that Mr. Liu will discontinue his services with us or HBOP, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

We  may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire these personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Competition for senior management and senior personnel in the PRC is intense, the pool of qualified candidates in the PRC is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.  We expect to hire additional sales and plant personnel throughout fiscal year 2009 in order to accommodate our growth.

If we fail to increase our brand recognition, we may face difficulty in obtaining new customers and business partners.

We believe that establishing, maintaining and enhancing our brand in a cost-effective manner is critical to achieving widespread acceptance of our current and future products and services and is an important element in our effort to increase our customer base and obtain new business partners. We believe that the importance of brand recognition will increase as competition in our market develops. Some of our potential competitors already have well-established brands in paper industry. Successful promotion of our brand will depend largely on our ability to maintain a sizeable and active customer base, our marketing efforts and ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we will incur in building our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, in which case our business, operating results and financial condition, would be materially adversely affected.

Our operating results may fluctuate as a result of factors beyond our control.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	the costs of paper products and development;
•	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
•	capital expenditure for equipment;
•	marketing and promotional activities and other costs;
•	changes in our pricing policies, suppliers and competitors;
•	the ability of our suppliers to provide products in a timely manner to their customers;
•	changes in operating expenses;
•	increased competition in the paper markets; and
•	other general economic and seasonal factors.

We face risks related to product liability claims.

We presently do not maintain product liability insurance. We face the risk of loss because of adverse publicity associated with product liability lawsuits, whether or not such claims are valid. We may not be able to avoid such claims. Although product liability lawsuits in the PRC are rare, and we have not, to date, experienced significant failure of our products, there is no guarantee that we will not face such liability in the future. This liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects.

We face risks relating to difficulty in defending intellectual property rights from infringement.

Our success depends on protection of our current and future technology and products and our ability to defend our intellectual property rights. We have filed for trademark protection for the various names and brands of our products sold in the PRC.   However, it is possible for our competitors to develop similar competitive products even thought we have taken steps to protect our intellectual property. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. We expect to file patent applications seeking to protect newly developed technology and products in various countries, including China. Some patent applications in the PRC are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

We also rely on trade secrets, non-patented proprietary expertise and continuing technological innovation that we shall seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants. These agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors. If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

Our operating results also depend on the availability and pricing of energy and raw materials.

In addition to our dependence upon wood pulp, recycled white edge paper and cardboard costs, our operating results depend on the availability and pricing of energy and other raw materials, including chemical agents and coal.  An interruption in the supply of supplemental chemical agents could cause a material disruption at our mill in Hebei.  In addition, an interruption in the supply of coal could cause a material disruption at our facilities in Baoding.  At present, our raw materials are purchased from a number of suppliers, typically pursuant to a long-term contract, of which the three largest suppliers account for over 70% of all purchases.  If any of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of coal, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal to us on terms or in amounts satisfactory to us.  As a result of any of these events, our business, financial condition and operating results could suffer.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our net income.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	Maintenance outages;
•	Prolonged power failures;
•	An equipment failure;
•	Disruption in the supply of raw materials, such as wood fiber, energy, or chemicals;
•	A chemical spill or release;
•	Closure because of environmental-related concerns;

•	Explosion of a boiler;
•	The effect of a drought or reduced rainfall on our water supply;
•	Disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;
•	Fires, floods, earthquakes, hurricanes, or other catastrophes;
•	Terrorism or threats of terrorism;
•	Labor difficulties; or
•	Other operational problems.

Our certificates, permits, and licenses related to our papermaking operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

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

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge.  Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations.   The PRC government has the authority to shut down a company’s operations for failure to maintain a valid permit.

Risks Related To Doing Business In The PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we and it must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, particularly the paper industry, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking HBOP’s business and other licenses;
•	requiring that we restructure our ownership or operations; and
•	requiring that we discontinue any portion or all of our business.

Among the material laws that we are subject to are the Price Law of The People’s Republic of China, Measurement Law of The People’s Republic of China, Tax Law, Environmental Protection Law, Contract Law, Patent Law, Accounting Laws and Labor Law.

A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in the PRC which could, in turn, materially increase our costs and also reduce demand for our products.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. According to the currency website xe.com, as of March 4, 2009, $1 = 6.84420 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for HBOP’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,817,570 as opposed to RMB 6,844,200 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi; the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if HBOP has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $127,051as opposed to $146,109 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 14.5% appreciation of the Renminbi against the U.S. dollar as of June 2, 2008. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

PRC State Administration of Foreign Exchange ("SAFE") regulations regarding offshore financing activities by PRC residents which may increase the administrative burden we face. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

SAFE, issued a public notice ("SAFE #75") effective from November 1, 2005, which requires registration with SAFE by the PRC resident shareholders of any foreign holding company of a PRC entity. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

In October 2005, SAFE issued a public notice, the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, or the SAFE notice, which requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an "offshore special purpose company," for the purpose of overseas equity financing involving onshore assets or equity interests held by them. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Moreover, if the offshore special purpose company was established and owned the onshore assets or equity interests before the implementation date of the SAFE notice, a retroactive SAFE registration is required to have been completed before March 31, 2006. If any PRC shareholder of any offshore special purpose company fails to make the required SAFE registration and amendment, the PRC subsidiaries of that offshore special purpose company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore special purpose company. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

It is unclear whether our other PRC resident shareholders must make disclosure to SAFE. While our PRC counsel has advised us that only PRC resident shareholders who receive ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to SAFE #75, there can be no assurance that SAFE will not require our other PRC resident shareholders to register and make the applicable disclosure. In addition, SAFE #75 requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if shareholder non-compliance will be considered to be a violation of SAFE #75 by us or otherwise affect us.

In the event that the proper procedures are not followed under SAFE #75, HBOP could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. Our PRC resident shareholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

The PRC's legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in the PRC. However, the PRC's system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC's legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic or social life, will not affect the PRC government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the foreign invested enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to foreign invested enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC's accounting laws require that an annual "statutory audit" be performed in accordance with PRC accounting standards and that the books of account of foreign invested enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, foreign invested enterprises and wholly foreign-owned enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of foreign invested enterprises

Any recurrence of Severe Acute Respiratory Syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem (such as bird flu) in the PRC, where all of our revenues are derived, could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

Because our principal assets are located outside of the United States and most of our directors and all of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers or to enforce U.S. court judgment against us or them in the PRC.

Most of our directors and all of our officers reside outside of the United States. In addition, our operating company is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

RISKS RELATED TO OUR COMMON STOCK

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of March 24, 2009, there were 45,101,987 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 38.92% of our common stock. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 34.69% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 38.92% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the OTCBB.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Investors may have difficulty liquidating their investment because our common stock is subject to the "penny stock" rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale.

Our common stock may be subject to regulations prescribed by the SEC relating to "penny stocks." The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Legal remedies, which may be available to the investor, are as follows:

•	If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back.
•	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.
•	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock and stockholders may have difficulty selling their securities.

A large number of shares will be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement applies to our annual report for the 2008 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2009 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 1B.              Unresolved Staff Comments.

Not applicable.

Item 2.                 Properties.

Our headquarters are located at Hebei Baoding Orient Paper Milling Company Limited, Science Park, Xushui County, Baoding City, Hebei Province, PRC. The headquarters, divided into two districts approximately 4 kilometers apart, has a total area of 258.06 mu or approximately 42.50 acres.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding HBOP’s land use rights with regard to the land that it uses in its business.

The first district on which our headquarters is located, comprising 200 mu of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031. The lease requires an annual payment of approximately $17,604 (RMB 120,000) due by June 30 every year. In addition, HBOP is obligated to return the land in its condition at the commencement of the lease. We have not obtained an estimate for any costs of restoration, but believe the costs to be accrued for 2007 and 2008 is immaterial.

The remaining 58.06 mu of land constituting our company grounds was obtained pursuant to a land use right granted by the local government on March 10, 2003, pursuant to which HBOP obtained the right to use 58.06 mu of land located in Baoding City for commercial purposes.  The land use right is valid for 50 years through March 10, 2053, and was acquired for approximately $2,189,328 (RMB14,984,200), which was fully paid on March 8, 2005.

Our facilities include a total of 8 plants, 5 warehouses, 2 office buildings, 2 cafeterias, and 1 dormitory.  Major equipment includes 8 papermaking machines that are all owned by HBOP and been paid in full.

Item 3.                 Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.                 Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Orient Paper’s common stock is quoted on the OTC Bulletin Board under the symbol “OPAI.OB.”

Until January 29, 2008, there was no active trading in our common stock.

The range of high and low bid quotations by quarter from January 29, 2008 through December 31, 2008 is listed below. The information for the first quarter of 2008 commences on January 29, 2008.  The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid
2008 First Quarter	0.51	0.10
2008 Second Quarter	1.30	0.14
2008 Third Quarter	0.17	0.10
2008 Fourth Quarter	0.29	0.05

As of March 24, 2009, we had approximately 17 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Dividends

Our Board of Directors has not declared a dividend on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended December 31, 2008.

Equity Compensation Plan Information

            On April 2, 2008, we established a 2008 Equity Incentive Plan ("Equity Incentive Plan") for the issuance of up to 5,000,000 shares of common stock to employees, officers, directors, consultants, independent contractors and advisors of Orient Paper or any parent or subsidiary of Orient Paper, provided such consultants, contractors and advisors rendered bona fide services not in connection with the offer and sale of securities in a capital-raising transaction.  As part of this Equity Incentive Plan, under a Registration Statement on Form S-8 as filed with the SEC on April 23, 2008, we registered 5,000,000 shares of our common stock, proposing a maximum offering price of $0.75.

Pursuant to the Equity Incentive Plan, effective April 1, 2008, we issued as consideration for consulting services the following:

Gangrong Xu – 1,800,000 shares of common stock, valued at the market price on March 28, 2008, or $.10 per share.
Xingan Xiong – 1,600,000 shares of common stock, valued at the market price on March 28, 2008, or $.10 per share.
Zhu Zhu – 1,600,000 shares of common stock, valued at the market price on March 28, 2008, or $.10 per share.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.                 Selected Financial Data.

The following selected statements of operations data contains statement of operations data and balance sheets data of Hebei Baoding Orient Paper Milling Co., Ltd., the entity through which we operate our business, for the years ended December 31, 2008 and 2007. The statements of operation data and balance sheets data were derived from the audited financial statements. Such financial data should be read in conjunction with the financial statements and the notes to the financial statements starting on page F-1 and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statements of Operation Data

	Year ended December 31,
	2008	2007
Net revenue	$65,203,992	$39,707,431
Cost of sales	(52,643,791)	(33,098,875)
Gross profit	$12,560,201	$6,608,556
Selling, general and administrative expenses	(327,825)	(143,112)
Operating income	$12,232,376	$6,465,444
Interest income	65,316	3,349
Interest expenses	(598,471)	(406,382)
Income before income taxes	$11,699,221	$6,062,411
Income taxes	(2,924,806)	(2,000,596)
Net income	$8,774,415	$4,061,815
Foreign currency translation adjustment	1,301,652	1,419,335
Total comprehensive income	$10,076,067	$5,481,150

Balance Sheet Data

	As of December 31,
	2008	2007
Cash and cash equivalents	$3,234,419	$622,661
Working capital	(1,165,795)	(7,856,626)
Total assets	52,822,062	36,730,288
Total debt	18,732,906	13,217,199
Total shareholders’ equity	34,089,156	23,513,089

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the years ended December 31, 2008, and 2007, should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Annual Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. Any assumptions, upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Report. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.    Please refer to Part II, Item 7 under “Liquidity and Capital Resources” and Part I, Item 1A under “Risk Factors” contained in this Report for additional discussion.    Please also refer to our other filings with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Results of Operations

Comparison of the Year Ended December 31, 2008 and 2007

Net revenue

Net revenue for the year ended December 31, 2008, was $65,203,992, an increase of 64.2% as compared with the net revenue of $39,707,431 in the same period ended December 31, 2007. The increase resulted primarily from higher production capacity as a result of strengthened internal control, and advancements in production technology, the continuation of a strong domestic market demand for our products, and the success of our targeted marketing of mid-to high-end paper customers in the Northern China region. Further, the Chinese currency (Renminbi Yuan) has been appreciating against the U.S. dollar, leading to an increase in net revenue as reported in U.S. dollars.

Cost of sales

Cost of sales increased to $52,643,791 for the year ended December 31, 2008, representing a 59.1% increase as compared with $33,098,875 for the same period of 2007. This increase is due primarily to the increase of sales,  with the increase in cost of sales roughly in line with the increase in sales.

Selling, general and administrative expenses

Selling, general and administrative expenses were $327,825 for the year ended December 31, 2008, an increase of 129.1% as compared to $143,112 for the same period of 2007. This increase was due primarily to increased business travel and research expenses required to expand our production capacity and market position as well as a general salary increment made to employees, offset by realized foreign currency gains.

Gross profit

Gross profit increased by 90.1% to $12,560,201 for the year ended December 31, 2008, as compared to $6,608,556 for the year ended December 31, 2007. Our gross profit margin increased by 2.7% from 16.6% as of the year ended December 31, 2007 to 19.3% as of the same period of 2008, mainly due to our efforts to implement of stringent cost control and price reductions in raw material costs. Furthermore, the increase in our net revenue was greater than the increase in related cost of sales, resulting in an overall increase in gross profit.

Income from operations

Operating income increased by 89.2% to $12,232,376 for the year ended December 31, 2008, as compared with $6,465,444 for the year ended December 31, 2007. The increase was primarily a result of higher net revenue generated and the relatively lower cost of net revenue and the increase on production capacity and sales growth.

Net income

Net income was $8,774,415 for the year ended December 31, 2008, an increase of 116.0% from $4,061,815 for the same period of 2007. This increase is primarily attributable to the cumulative effect of the reasons discussed above. Our net profit margin increased by 3.3 % from 10.2% as of the year ended December 31, 2007 to 13.5% as of the fiscal year ended December 31, 2008. This increase was primarily attributable to the increase of gross profit margin.

Foreign currency translation adjustment

Foreign currency translation adjustment related to comprehensive income was $1,301,652 for the year ended December 31, 2008, a decrease of 8.3% as compared to $1,419,335 for the year ended December 31, 2007.  The foreign currency translation adjustment was primarily attributable to the higher appreciation of the RMB in fiscal year 2008.

Total comprehensive income

Total comprehensive income was $10,076,067 for the year ended December 31, 2008, an increase of $4,594,917 or 83.8% as compared to $5,481,150 for the year ended December 31, 2007.  The increase resulted primarily from the increase in net income and foreign currency translation adjustment.

Earnings per share

Basic and diluted earnings per share amounted to $0.20 for the year ended December 31, 2008, an increase of 100.0% as compared to $0.10 for the same period of 2007. This increase in earnings per share was primarily attributable to the increase of net income.

Weighted average number of shares outstanding

Weighted average number of shares outstanding increased 2,977,596 shares from 40,101,987 in 2007 to 43,079,583 for 2008.  The increase in the weighted average number of shares outstanding was primarily attributable to the issuance of 5,000,000 shares of common stock to three consultants as the compensation for the consulting services provided in fiscal year 2008 to Orient Paper.

Accounts receivable

Accounts receivable increased by 28.1% to $1,425,899 as of December 31, 2008, compared with $1,113,406 as of December 31, 2007. This increase in accounts receivable was primarily attributable to the increase of net revenue.

Inventory

Inventory consists of raw materials and finished goods as of December 31, 2008. The recorded value of our inventory increased 604.1% to $2,821,063 from $400,689 as of December 31, 2008. This increase is mainly due to the increase in sales.  In addition, raw material inventory increased from $182,752 as of December 31, 2007 to $2,378,757 as of December 31, 2008, an increase of 1201.6%, which was due to our ability to take advantage of lower raw material costs in the second half of 2008, resulting in the purchase in 2008 of more raw materials at a lower cost as compared to 2007.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities amounted to $740,846 as of December 31, 2008, an increase of 29.4% from $572,590 as of December 31, 2007. This increase is mainly due to larger purchases of raw material as a result of business expansion.

Liquidity and Capital Resources

Overview

We had net working capital deficit of $1,165,795 at December 31, 2008, a decrease of $6,690,831 over a net working capital deficit of $ 7,856,626 at December 31, 2007.

Cash and cash equivalent

Our cash and cash equivalents were $622,661 at the beginning of the year ended December 31, 2008, and increased to $3,234,419 by the end of such period, an increase of $2,611,758 or 419.5%.  The net change in cash and cash equivalents represented an increase of 669.0% or $541,691 from $80,970 for the comparable period in 2007. The increase was primarily attributable to the increase in monetary funds as a result of higher net revenue in 2008 and timely collections.

Net cash provided by operating activities

Net cash provided by operating activities was $10,743,556 for the year ended December 31, 2008, an increase of $3,011,829 or 39.0% from $7,731,727 for the comparable period in 2007. The increase was primarily attributable to the increase of net revenue and timely collections.

Net cash used in investing activities

Net cash used in investing activities was $(14,584,502) for the year ended December 31, 2008, an increase of $11,311,930 or 345.7% from $ (3,272,572) for the comparable period in 2007. The increase was primarily attributable to increased capital expenditures, mainly for purchase of new product lines.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $5,151,052 for the year ended December 31, 2008, compared to net cash used in financing activities $5,336,799 for the same period in 2007. The difference was primarily attributable to increases in working capital.

Contractual Obligations and Off-Balance Sheet Arrangements.

We have certain fixed contractual obligations and commitments that may include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

Critical accounting policies and estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates (See Note 10 in the Notes to Financial Statements).

New Financial Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill.  This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.  This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, FASB No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of Orient Paper does not expect the adoption of this pronouncement to have material impact on its financial statements.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.                 Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal years ended December 31, 2008 and 2007, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ORIENT PAPER, INC.
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Orient Paper, Inc.:

We have audited the accompanying balance sheets of Orient Paper, Inc. (a Nevada corporation) as of December 31, 2008, and 2007, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orient Paper, Inc. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
March 19, 2009

ORIENT PAPER, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2008, AND 2007

ASSETS
	2008	2007
Current Assets:
Cash and cash equivalents	$3,234,419	$622,661
Accounts receivable - Trade (No allowance for doubtful
accounts in 2008 and 2007, respectively)	1,425,899	1,113,406
Inventories	2,821,063	400,689
Total current assets	7,481,381	2,136,756
Property, Plant, and Equipment:
Building and improvements	9,876,637	9,230,313
Machinery and equipment	47,347,109	33,444,574
Vehicles	544,670	509,027
	57,768,416	43,183,914
Less - Accumulated depreciation and amortization	(12,427,735)	(8,590,382)
Net property, plant, and equipment	45,340,681	34,593,532
Total Assets	$52,822,062	$36,730,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term loans	$6,858,652	$6,039,145
Accounts payable - Trade and accrued liabilities	740,846	572,590
Current portion of related party note	-	2,530,368
Income taxes payable	1,047,678	851,279
Total current liabilities	8,647,176	9,993,382
Long-Term Debt, less current portion:
Loan from credit union	1,948,176	-
Related party notes	8,137,554	3,223,817
Total long-term debt	10,085,730	3,223,817
Total liabilities	18,732,906	13,217,199
Commitments and Contingencies
Stockholders' Equity:
Common stock, 500,000,000 shares authorized, $0.001 par
value per share, 45,101,987 shares and 40,101,987 shares
issued and outstanding in 2008 and 2007, respectively	45,102	40,102
Additional paid-in capital	9,565,117	9,070,117
Statutory earnings reserve	3,079,063	1,762,900
Accumulated other comprehensive income	3,592,839	2,291,187
Retained earnings	17,807,035	10,348,783
Total stockholders' equity	34,089,156	23,513,089
Total Liabilities and Stockholders' Equity	$52,822,062	$36,730,288

The accompanying notes to financial statements are
an integral part of these balance sheets.

ORIENT PAPER, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007

	Year Ended December 31,
	2008	2007
Revenues:
Sales, net	$65,203,992	$39,707,431
Cost of Sales:
Cost of sales	52,381,908	32,939,286
Business tax and surcharges	261,883	159,589
Total cost of sales	52,643,791	33,098,875
Gross Profit	12,560,201	6,608,556
Selling, General and Administrative Expenses	327,825	143,112
Income from Operations	12,232,376	6,465,444
Other Income (Expense):
Interest income	65,316	3,349
Interest (expense)	(598,471)	(406,382)
Total other (expense)	(533,155)	(403,033)
Income before Income Taxes	11,699,221	6,062,411
Provision for Income Taxes	(2,924,806)	(2,000,596)
Net Income	8,774,415	4,061,815
Comprehensive Income:
Foreign currency translation adjustment	1,301,652	1,419,335
Total Comprehensive Income	$10,076,067	$5,481,150
Earnings Per Share:
Basic and Diluted Earning per Share	$0.20	$0.10
Weighted Average Number of Shares
Outstanding - Basic and Diluted	43,079,583	40,101,987

The accompanying notes to financial statements are
 an integral part of these statements.

ORIENT PAPER, INC. STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007

	Common stock		Additional Paid-in	Statutory Earnings	Accumulated Other Comprehensive	Retained
Description	Shares	Amount	Capital	Reserve	Income	Earnings	Totals
Balance - December 31, 2006	40,101,987	$40,102	$9,070,117	$1,153,628	$871,852	$6,896,240	$18,031,939
Foreign currency translation adjustment	-	-	-	-	1,419,335	-	1,419,335
Transfer to Statutory Earnings Reserve	-	-	-	609,272	-	(609,272)	-
Net income for the period	-	-	-	-	-	4,061,815	4,061,815
Balance - December 31, 2007	40,101,987	$40,102	$9,070,117	$1,762,900	$2,291,187	$10,348,783	$23,513,089
Common stock issued for services	5,000,000	5,000	495,000	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	1,301,652	-	1,301,652
Transfer to Statutory Earnings Reserve	-	-	-	1,316,163	-	(1,316,163)	-
Net income for the period	-	-	-	-	-	8,774,415	8,774,415
Balance - December 31, 2008	45,101,987	$45,102	$9,565,117	$3,079,063	$3,592,839	$17,807,035	$34,089,156

The accompanying notes to financial statements are
an integral part of these statements.

ORIENT PAPER, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2008, AND 2007

	Year Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$8,774,415	$4,061,815
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,837,353	2,953,201
Issuance of common stock for services	500,000	-
Changes in net assets and liabilities:
Accounts receivable - Trade	(312,493)	512,456
Inventories	(2,420,374)	2,280,991
Accounts payable - Trade and accrued liabilities	168,256	(1,271,995)
Other payables	-	176,399
Income taxes payable	196,399	(981,140)
Net Cash Provided by Operating Activities	10,743,556	7,731,727
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(14,584,502)	(3,272,572)
Net Cash (Used in) Investing Activities	(14,584,502)	(3,272,572)
Cash Flows from Financing Activities:
Proceeds from related party loans	4,331,545	-
Payments to related party	-	(6,019,005)
Proceeds from borrowings on credit facility	819,507	682,206
Net Cash Provided (Used in) by Financing Activities	5,151,052	(5,336,799)
Effect of Exchange Rate Changes on Cash
and Cash Equivalents	1,301,652	1,419,335
Net Increase in Cash
and Cash Equivalents	$2,611,758	$541,691
Cash and Cash Equivalents - Beginning of Period	622,661	80,970
Cash and Cash Equivalents - End of Period	$3,234,419	$622,661
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$598,471	$386,481
Cash paid for income taxes	$2,728,407	$2,981,736

The accompanying notes to financial statements are
an integral part of these statements.

ORIENT PAPER, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2008, AND 2007

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

In May 2008, the Company issued 5,000,000 shares of common stock to three consultants for services rendered during the year ended December 31, 2008, valued at $500,000.

The accompanying notes to financial statements are
an integral part of these statements.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

Orient Paper, Inc. (“Orient Paper” or “the Company”) is a Nevada corporation that initially provided financing services specializing in subprime title loans, secured primarily using automobiles (and also boats, recreational vehicles, machinery, and other equipment) as collateral.  Orient Paper was incorporated under the laws of the State of Nevada on December 9, 2005, under the name of Carlateral, Inc.  The target market of Orient Paper was individuals needing short-term capital (30 to 90 days).  Such individuals generally were those who either did not meet the lending criteria of established banks and lending institutions, or did not wish to incur the delays associated with a lengthy loan application and approval process.  The accompanying financial statements of Orient Paper were prepared from the accounts of Orient Paper under the accrual basis of accounting in United States dollars.  In addition, the accompanying financial statements reflect the completion of a reverse merger between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of Orient Paper; Dongfang Zhiye Holding Limited, a British Virgin Islands company ("DZH Limited"); and the stockholders of DZH Limited, which was effected on October 29, 2007.  DZH Limited is a holding company with no operations, and owns 100 percent of the outstanding stock and ownership of Hebei Baoding Orient Paper Milling Co., Ltd. ("HBOP"), a company organized under the laws of the People's Republic of China ("PRC").

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

HBOP was organized on March 3, 1996, under the laws of the PRC.  HBOP engages mainly in the production and distribution of products such as copy paper, uncoated and coated paper, digital-photo paper, corrugated paper, plastic paper, craft paper, graphic-design paper, antifraud-thermal-security paper, and other paper and packaging-related products.  HBOP uses recycled paper as its raw material.

Given that DZH Limited is considered to have acquired Orient Paper by a reverse merger through an Agreement and Plan of Merger (see Note 6), and its stockholders currently have voting control of Orient Paper, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of December 31, 2008, and 2007, and the operations for the years ended December 31, 2008, and 2007, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of Orient Paper, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases.  The costs associated with the reverse merger have been expensed as incurred.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Foreign Currency Translation

Orient Paper accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”).  Orient Paper's functional currency is the Chinese Yuan Renminbi (“CNY”).  Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods.  Translation adjustments are included in other comprehensive income (loss) for the period.  Certain transactions of Orient Paper are denominated in United States dollars.  Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and 2007, and revenues and expenses for the years ended December 31, 2008, and 2007.  Actual results could differ from those estimates made by management.

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

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days.  The trade receivables are not collateralized and interest is not accrued on past due accounts.  Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable.  Additionally, Orient Paper may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.  Actual bad debt results could differ materially from these estimates.  As of December 31, 2008, and 2007, management determined that a reserve for bad debts was not needed.  While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

   Inventories

Inventories consist principally of raw materials (used paper) and finished goods, and are stated at the lower of cost (first-in, first-out method) or market.

   Property, Plant, and Equipment

Property, plant, and equipment are stated at cost.  Major renewals, betterments, and improvements are charged to the asset accounts while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are expensed to operations.  At the time property, plant, and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation or amortization accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

Orient Paper depreciates and amortizes property, plant, and equipment using the straight-line method as follows:

Building and improvements	30 years
Machinery and equipment	5-15 years
Vehicles	15 years

   Long-Lived Assets

Orient Paper evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  In such circumstances, those assets are written down to estimated fair value.  For the years ended December 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Fair Value of Financial Instruments

Orient Paper estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts Orient Paper could realize in a current market exchange.  As of December 31, 2008, and 2007, Orient Paper's financial instruments approximated fair value to do the nature and maturity of such instruments.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Statutory Reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the Board of Directors, after the statutory reserve.  The statutory reserves include a surplus reserves fund and a common welfare fund.  These statutory reserves represent restricted retained earnings.

   Surplus Reserve Fund

Orient Paper is required to transfer 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50 percent of Orient Paper's registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders.  For the years ended December 31, 2008, and 2007, Orient Paper transferred $877,442 and $406,182, respectively, to this reserve.  The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25 percent of the registered capital.

   Common Welfare Fund

Orient Paper is required to transfer five percent to 10 percent of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund.  For the years ended December 31, 2008, and 2007, Orient Paper transferred $438,721 and $203,090, respectively, to this fund.  This fund can only be utilized on capital items for the collective benefit of Orient Paper's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities.  This fund is non-distributable other than upon liquidation.  The transfer to this fund must be made before distribution of any dividend to shareholders.

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

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

   Advertising

Orient Paper expenses all advertising and promotion costs as incurred.  The Company incurred $216 and $0 in advertising and promotion costs for the years ended December 31, 2008, and 2007, respectively.

   Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Assets recorded under capital leases are amortized according to the same methods employed for property and equipment or over the term of the related lease, if shorter.

   Income Taxes

Orient Paper accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

   Comprehensive Income (Loss)

Orient Paper presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements.  For the years ended December 31, 2008, and 2007, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

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

   Reclassification

Certain 2007 amounts have been reclassified to conform with the 2008 presentation.

 (2)             Inventories

Inventories consisted of the following as of December 31, 2008, and 2007:

	December 31,	December 31,
	2008	2007
Raw materials	$2,378,757	$182,752
Finished goods	442,306	217,937
Total inventories	$2,821,063	$400,689

(3)              Loans Payable

Orient Paper had the following loans payable as of December 31, 2008, and 2007:

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

	December 31,	December 31,
Description	2008	2007
Note payable to Bank, secured by equipment; payable at maturity,
including interest at 7.8% per annum; Renewable annually.	$1,907,100	$1,911,174
Credit facility payable to Bank, secured by building; payable at maturity, including interest at 2% plus the Bank's reference interest rate;
Renewable annually.	1,246,950	1,302,450
Note payable to Bank, secured by equipment; payable at maturity,
including interest at 6.7% per annum; Renewable annually.	880,200	822,600
Note payable to Bank, secured by equipment; payable at maturity,
including floating interest per annum; Renewable annually.	2,824,402	2,002,921
Loan payable to Credit Union, secured by equipment; payable at
maturity, including interest at 9.29% per annum; Matures September 10, 2011.	1,948,176	-
Total loans payable	$8,806,828	$6,039,145
Less - Current portion	(6,858,652)	(6,039,145)
Total loans payable - long-term portion	$1,948,176	$-

As of December 31, 2008, Orient Paper's credit facility had a maximum borrowing level of $2,000,000, which left $753,050 in borrowing capacity.  The average short-term borrowing rates for the years ended December 31, 2008, and 2007, were approximately 7.33 percent and 6.71 percent, respectively.

Future maturities of loans payable, excluding lease obligations, were as follows as of December 31, 2008:

December 31,	Amount
2009	$6,858,652
2010	-
2011	1,948,176
Totals	$8,806,828

(4)	Major Suppliers

For the year ended December 31, 2008, Orient Paper had three major suppliers which primarily accounted for 50%, 12%, and 11% of total purchases.  For the year ended December 31, 2007, Orient Paper had two major suppliers, which primarily accounted for 52% and 40% of total purchases.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(5)	Commitments and Contingencies

   Operating Lease

Orient Paper leases 32.95 acres of land at its location from a local government through a real estate lease with a 30-year term and expires on December 31, 2031.  The lease requires an annual rental payment of approximately $17,604.  This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments were as follows as of December 31, 2008:

December 31,	Amount
2009	$17,604
2010	17,604
2011	17,604
2012	17,604
2013	17,604
Thereafter	316,782
Total operating lease payments	$404,802

   Environmental Remediation

In accordance with the real estate lease, Orient Paper will be obligated to return the land to its condition prior to the lease.  As such, Orient Paper will accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease.  Orient Paper has not obtained an estimate for those costs, but management is confident that any such costs that should be accrued are not material as of December 31, 2008, and 2007.

   Consulting Agreements

On January 1, 2008, Orient Paper entered into three separate written agreements with third-party individuals to provide consulting services during the year 2008.  These agreements could be terminated at any time by the parties with or without cause, effective upon written 30 days notice.  However, termination by Orient Paper did not waive the obligation of Orient Paper to pay the consultants.  Consulting services under the agreements principally commenced January 1, 2008, and consisted of various accounting, legal, and regulatory matters.  The three consultants received collectively approximately $500,000 for services during the year ended December 31, 2008.  The consultants agreed that compensation could be paid by issuance of restricted shares of common stock under the terms mutually agreed upon by both parties at a future date.  For the year ended December 31, 2008, $500,000 was accrued for services rendered by the three consultants, and paid by the issuance of 5,000,000 shares of common stock.

 (6)              Related Party Transactions

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to the Company for working capital purposes, which amounted to $6,157,104 as of December 31, 2008.  During the year ended December 31, 2008, and 2007, Orient Paper applied payments of $0 and $6,019,005, respectively, towards this loan.  On July 24, 2008, the Chief Executive Officer of the Company agreed to change the term of the loan to a maturity date of three years.  This loan is non-interest bearing and is matures July 23, 2011.  There are provisions for deferring payment to the Chief Executive Officer if Orient Paper's cash flow is not sufficient to cover the obligation.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

On August 5, 2008, a member of the Board of Directors loaned money to Orient Paper for working capital purposes which amounted to $880,200 as of December 31, 2008.  The amount owed bares interest at 7.56% per annum and is due on August 4, 2011.

On August 5, 2008, a member of the Board of Directors loaned money to Orient Paper for working capital purposes which amounted to $1,100,250 as of December 31, 2008.  The amount owed bares interest at 7.56% per annum and is due on August 4, 2011.

(7)              Common Stock

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
DECEMBER 31, 2008, AND 2007

On December 21, 2007, by a majority vote of the stockholders of Orient Paper, the amount of authorized common stock, par value $0.001 per share, was increased from 75,000,000 shares to 500,000,000 shares.  In addition, Orient Paper eliminated preemptive rights to acquire unissued shares of its common stock.

On April 23, 2008, Orient Paper established a 2008 Equity Incentive Plan (“Equity Incentive Plan”), granted to individuals who are affiliates of Orient Paper.  As part of this Equity Incentive Plan, Orient Paper registered with the SEC 5,000,000 shares of its common stock, at a proposed maximum offering price of $0.75 per share.

On May 15, 2008, the Company issued to three consultants 5,000,000 shares of common stock for services rendered and to be rendered during the year 2008 with a value of $500,000.

(8)              Income Taxes

On March 16, 2007, the National peoples’ Congress in China passed the New Enterprise Income Tax Law effective January 1, 2008.  Orient Paper’s Enterprise Income Tax rate is 25% effective January 1, 2008.  The provision for income taxes for the year ended December 31, 2008, and 2007, was as follows (33% effective tax rate in 2007 and 25% effective tax rate in 2008):

	2008	2007
Current Tax Provision:
National and local-	$2,924,806	$2,000,596
Total current tax provision	$2,924,806	$2,000,596

(9)              Change in the Board of Directors and Management

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

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

(10)            Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill.  This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.  This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, FASB No. 161 requires:

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

e)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

f)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

g)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

h)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of Orient Paper does not expect the adoption of this pronouncement to have material impact on its financial statements.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              On November 27, 2007, Orient Paper (i) appointed the accounting firm of Davis Accounting Group P.C. ("New Auditor") as its independent auditor and (ii) dismissed the accounting firm of Moore & Associates Chartered ("Former Auditor"), which firm had previously served as Orient Paper’s independent auditor.

              The Board of Directors' decision to engage the New Auditor was primarily based upon Orient Paper’s newly acquired international operations. As reported by Orient Paper in its Current Report on Form 8-K previously filed with the Securities and Exchange Commission on November 2, 2007, on October 29, 2007, Orient Paper acquired by merger a subsidiary having business operations in China.

              The reports of the Former Auditor on Orient Paper’s financial statements for the fiscal years ended February 28, 2007 and 2006 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that reports of the Former Auditor on Orient Paper’s financial statements for the fiscal years ended February 28, 2007 and 2006 were modified with respect to substantial doubt regarding the ability of Orient Paper to continue as a going concern.. During the fiscal years ended February 28, 2007 and 2006 and the period from March 1, 2007 to November 27, 2007, Orient Paper did not have any disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with the Former Auditor as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there had been no reportable events (as defined in Item 304 of Regulation S-K).

              Prior to engaging the New Auditor, Orient Paper had not consulted with the New Auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or events set forth in Items 304(a)(2) of Regulation S-K, or the type of audit opinion that might be rendered on Orient Paper’s financial statements during the two most recent fiscal years through November 27, 2007, ; or (ii) any matter or event that was the subject of disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

              The dismissal of the Former Auditor and appointment of the New Auditor as Orient Paper’s independent auditor was approved by Orient Paper’s Board of Directors on November 27, 2007.

A letter of the Former Auditor addressed to the Securities and Exchange Commission was included as Exhibit 16.1 to this report on Form 8-K filed with the SEC on December 3, 2007. Such letter stated the Former Auditor agreed with the statements made by Orient Paper in the Form 8-K as they referred to the Former Auditor.

Orient Paper provided to the New Auditor a copy of the disclosures in the Form 8-K and provided the New Auditor the opportunity to furnish the SEC with a letter addressed to the SEC containing any new information, clarification of the SEC’s expression of its views, or the respects in which it did not agree with Orient Paper’s statements made in response to its required disclosures. The New Auditor declined to furnish Orient Paper with such a letter.

Item 9A.              Controls and Procedures.

Please refer to the disclosure provided in "Item 9A(T) - Controls and Procedures" below.

Item 9A(T).        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.   Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).    Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

For the fiscal year ended December 31, 2008, Orient Paper carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)   in Internal Control – Integrated Framework.   This evaluation was conducted by Zhenyong Liu, our Chief Executive Officer, and Jing Hao, our Chief Financial Officer. Based upon this evaluation and the material weakness described below, the Chief Executive Officer and the Chief Financial Officer concluded that Orient Paper’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report issued by Orient Paper’s registered independent accounting firm regarding Orient Paper’s internal control over financial reporting. The management’s report was not subject to attestation by Orient Paper’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.              Other Information.

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of two directors.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	45	Chief Executive Officer and Chairman of the Board
Jing Hao	25	Chief Financial Officer
Dahong Zhou	29	Secretary
Xiaodong Liu	34	Director
Fuzeng Liu	59	Director
Chen Li	51	Director

Our directors hold office until the next annual meeting of our shareholders and until their successors have been qualified after being elected or appointed. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Zhenyong Liu. On November 30, 2007, Zhenyong Liu became a member of the Board of Directors and was appointed Chairman of the Board of Directors. Mr. Liu has also served as the Company's Chief Executive Officer since November 16, 2007. Mr. Liu also serves as Chairman of Hebei Baoding Orient Paper Milling Company Limited, a position he has held since 1996. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited, which entity was acquired by our Company under the merger transaction previously reported by Orient Paper in its Current Report on Form 8-K filed with the Commission on November 2, 2007. From 1990 to 1996, he served as Plant Director of Xinxin Paper Milling Factory. Mr. Liu served as General Manager of Xushui Town Huandong electronic appliances procurement station from 1986 to 1990 and as Vice Plant Director of Liuzhuang Casting Factory from 1982 to 1986.

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

Dahong Zhou. Dahong Zhou was appointed as our Secretary on November 16, 2007.Dahong Zhou also serves as Executive Manager of Hebei Baoding Orient Paper Milling Company Limited, a position she has held since 2006. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited, which entity was acquired by our Company under the Merger Transaction reported in our Current Report filed November 2, 2007.

Xiaodong Liu. On November 30, 2007, Xiaodong Liu became a member of the Board of Directors. Mr. Liu also serves as General Manager of Hebei Baoding Orient Paper Milling Company Limited, a position he has held since 2002. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited. He previously was at Hebei Baoding Orient Paper Milling Company Limited from 2000 to 2002 and at Hebei Province Oil Investigation Design Institute from 1998 to 2000.

Fuzeng Liu. On November 30, 2007, Fuzeng Liu became a member of the Board of Directors. Mr. Liu also serves as Vice General Manager of Hebei Baoding Orient Paper Milling Company Limited, a position he has held since 2002. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited. Previously, he was Deputy Secretary of Xushui Town Traffic Bureau from 1992 to 2002, Party Secretary of Xushui Town Dayin Village from 1988 to 1992, and Head of the Xushui Town Cuizhuang Village from 1984 to 1984. From 1977 to 1984, Mr. Liu served in committee office of Xushui Town. From 1970 to 1977, Mr. Liu served in the Pharmaceutical Company of Xushui Town.

Chen Li. On November 30, 2007, Chen Li became a member of the Board of Directors. Since 2005, Chen Li has also served as Deputy Secretary of the Bureau of Justice of Xushui Town. Previously, he was Deputy Secretary of Bureau of Technical Supervision of Xushui Town from 1994 to 2005, Head of the Office of Agricultural Commission of Xushui Town from 1989 to 1994, and Vice Minister of the Armed Forces of Xushui Town from 1985 to 1989. From 1979 to 1985, Mr. Li served in the army of the People's Republic of China.

Audit Committee Financial Expert

Our Board of Directors currently acts as our audit committee. Our Board of Directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is defined in Item 407(a)(1) of Regulation S-K. Our Board of Directors is in the process of searching for a suitable candidate for this position.

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2009 fiscal year.

Code of Ethics

We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. We expect to prepare a Code of Ethics in the near future.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2008, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

Employment Agreements

We do not have any written employment agreements.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Compensation of Directors

As of the date of this Report, our directors have received no compensation for their service on the Board of Directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Outstanding Equity Awards at Fiscal Year-End

On April 23, 2008, Orient Paper established a 2008 Equity Incentive Plan ("Equity Incentive Plan"), granted to individuals who are affiliates of Orient Paper. As part of this Equity Incentive Plan, Orient Paper registered with the SEC 5,000,000 shares of its common stock, at a proposed maximum offering price of $0.75 per share. None of these equity awards were outstanding and no other equity awards were issued as of the fiscal year ended December 31, 2008.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of March 24, 2009.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Common Stock (2)

Common Stock	Max Time Enterprises, Limited (3) 10880 Wilshire Blvd., Los Angeles, CA 90024	3,000,000	15.52%

Common Stock	Hui Ping Cheng (3)	3,000,000	15.52%

Directors and Executive Officers

Common Stock	Zhenyong Liu CEO and Director	15,646,043	34.69%

Common Stock	Jing Hao CFO	0	0%

Common Stock	Dahong Zhou Secretary	0	-0-%

Common Stock	Xiaodong Liu Director	1,102,674	2.44%

Common Stock	Fuzeng Liu Director	-0-	0%

Common Stock	Chen Li Director	804,654	1.78%

All Directors and Executive Officers as a Group (6 persons)		17,553,371	38.92%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Orient Paper Inc., Science Park, Xushui Town Baoding City, Hebei Province, PRC 072550.
(2)
Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

In determining the percent of common stock owned by a person or entity on March 24, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 24, 2009 (45,101,987 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3)
Hui Ping Cheng, a former director of the Company, is the sole owner, director and officer of Max Time Enterprise Limited and, by reason thereof, Ms. Cheng may be deemed to be an indirect beneficial owner of 3,000,000 shares of the Company's common stock held by Max Time Enterprise Limited.

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

Zhenyong Liu, the Company’s Chief Executive Officer, loaned money to Orient Paper for working capital purposes, which amounted to $6,157,104 as of December 31, 2008.  During the calendar years ended December 31, 2008, and 2007, Orient Paper applied payments of $0 and $6,019,005, respectively, towards this loan. On July 24, 2008, Mr. Liu agreed to change the loan term to three years. As such, the loan, as amended, is non-interest bearing and is due on July 23, 2011. There are provisions for deferring payment to the Chief Executive Officer if Orient Paper's cash flow is not sufficient to cover the obligation.

On August 5, 2008, a member of our Board of Directors loaned money to Orient Paper for working capital purposes, which amounted to $880,200 as of December 31, 2008. The amount owed bears interest at 7.56% per annum, and is due on August 4, 2011.

On August 5, 2008, a member of our Board of Directors loaned money to Orient Paper for working capital purposes, which amounted to $1,100,250 as of December 31, 2008. The amount owed bears interest at 7.56% per annum, and is due on August 4, 2011.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently does not have a director that qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system.  Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Item 14.               Principal Accounting Fees and Services

Audit Fee

Orient Paper incurred, in the aggregate, approximately $49,000 for professional services rendered by its registered independent public accounting firm for the audit of Orient Paper’s annual financial statements for the year ended December 31, 2008, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during this fiscal year.

Audit-Related Fees

Orient Paper incurred approximately $1,309 in fees from its registered independent public accounting firm for audit-related services during the year ended December 31, 2008.

Tax Fees

Orient Paper incurred approximately $850 in fees from its registered independent public accounting firm for tax compliance or tax consulting services during the year ended December 31, 2008.

All Other Fees

Orient Paper did not incur any fees from its registered independent public accounting firm for services rendered to Orient Paper, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal year ended December 31, 2008.

PART IV

Item 15.               Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation.*
3.2	Certificate of Amendment to Articles of Incorporation.***
3.3	Bylaws.*
3.4	Specimen of Common Stock certificate.*
10.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited.**
10.2	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui County Dayin Township Wuji Village Committee and Party Branch.
10.3	Land Use Rights Certificate, dated March 10, 2003.
10.4	Purchase Contract, dated December 30, 2003, by and between the Company and Beijing Heerwang Industrial Material Company Limited.
10.5	Purchase Contract, dated December 31, 2003, by and between the Company and Xushui County Dongfang Trading Company Limited.
10.6	Purchase Contract, dated January 1, 2008, by and between the Company and Baoding Tianhe Coal Industries Company.
10.7	Purchase Contract, effective January 1, 2008, by and between the Company and Beijing Heerwang Industrial Material Company Limited.
10.8	Purchase Contract, dated March 20, 2008, by and between the Company and Hebei Dingxing Material Recycling Station.
10.9	Purchase Contract, dated January 1, 2008, by and between the Company and Beijing Huaxin Chemical Research Institute.
10.10	Purchase Contract, dated January 1, 2008, by and between the Company and Beijing Chinabase Star Paper Co., Ltd.
16.1	Letter of Moore & Associates Chartered to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-B.*****
21.1	List of Subsidiaries.
23.1	Report of Independent Registered Public Accounting Firm (Farber Hass Hurley LLP).****
23.2	Report of Independent Registered Public Accounting Firm (Davis Accounting Group P.C.).****
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

* Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006.
** Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on November 2, 2007.
*** Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on December 28, 2007.
**** Incorporated by reference to the exhibit to our registration statement on form S-8 filed with the SEC on April 23, 2008.
***** Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on December 3, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2009
ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Zhenyong Liu	Chief Executive Officer and Director (principal executive officer)	March 26, 2009
Zhenyong Liu
/s/ Jing Hao	Chief Financial Officer (principal financial and accounting officer)	March 26, 2009
Jing Hao
/s/ Dahong Zhou	Secretary	March 26, 2009
Dahong Zhou
/s/ Xiaodong Liu	Director	March 26, 2009
Xiaodong Liu

/s/ Fuzeng Liu	Director	March 26, 2009
Fuzeng Liu

/s/ Chen Li	Director	March 26, 2009
Chen Li