Form 10-Q
period 2009-03-31
Orient Paper Inc.
filed 2009-05-15
CIK 1358190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-52639

ORIENT PAPER, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4158835

(State or other jurisdiction of incorporation or	(IRS Employer identification No.)
organization)

Nansan Gongli, Nanhuan Rd, Xushui County, Baoding City
Hebei Province, The People’s Republic of China 072550

(Address of principal executive offices)

011 - (86) 312-8605508

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 45,106,987 shares of common stock, $.001 par value, were outstanding as of May 14, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009, AND 2008

ORIENT PAPER, INC.
BALANCE SHEETS
AS OF MARCH 31, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS

	As of March 31, 2009	As of December 31, 2008

Current Assets:
Cash and cash equivalents	$7,815,588	$3,234,419
Accounts receivable - Trade, net of allowance of $24,040 and nil in 2009 and 2008, respectively	2,380,017	1,425,899
Other receivable	1,453	—
Inventories	1,369,524	2,821,063

Total current assets	11,566,582	7,481,381

Property, Plant, and Equipment:
Building and improvements	9,863,172	9,876,637
Machinery and equipment	47,282,559	47,347,109
Vehicles	543,928	544,670

	57,689,659	57,768,416
Less - Accumulated depreciation and amortization	(13,290,217)	(12,427,735)

Net property, plant, and equipment	44,399,442	45,340,681

Total Assets	$55,966,024	$52,822,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$6,849,838	$6,858,652
Accounts payable - Trade and accrued liabilities	1,490,894	740,846
Income taxes payable	1,212,190	1,047,678

Total current liabilities	9,552,922	8,647,176

Long-Term Debt, less current portion:
Loan from credit union	1,945,520	1,948,176
Related party notes	8,126,460	8,137,554

Total long-term debt	10,071,980	10,085,730

Total liabilities	19,624,902	18,732,906

Commitments and Contingencies
Stockholders’ Equity:
Common stock, 500,000,000 shares authorized, $0.001par value per share, 45,101,987 shares issued and outstanding	45,102	45,102
Additional paid-in capital	9,565,117	9,565,117
Statutory earnings reserve	3,079,063	3,079,063
Accumulated other comprehensive income	3,546,205	3,592,839
Retained earnings	20,105,635	17,807,035

Total stockholders’ equity	36,341,122	34,089,156

Total Liabilities and Stockholders’ Equity	$55,966,024	$52,822,062

The accompanying notes to financial statements are
an integral part of these balance sheets.

ORIENT PAPER, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,

	2009	2008

Revenues:
Sales, net	$17,837,478	$13,528,033

Cost of Sales:
Cost of sales	14,445,124	10,991,548
Business tax and surcharges	55,916	52,956

Total cost of sales	14,501,040	11,044,504

Gross Profit	3,336,438	2,483,529
Selling, General and Administrative Expenses	198,754	220,957

Income from Operations	3,137,684	2,262,572

Other Income (Expense):
Interest income	24,978	7,606
Interest (expense)	(89,849)	(114,566)

Total other (expense)	(64,871)	(106,960)

Income before Income Taxes	3,072,813	2,155,612
Provision for Income Taxes	(774,213)	(711,352)

Net Income	2,298,600	1,444,260

Comprehensive Income:
Foreign currency translation adjustment	(46,634)	1,218,354

Total Comprehensive Income	$2,251,966	$2,662,614

Earnings Per Share:
Basic and Diluted Earning per Share	$0.05	$0.04

Weighted Average Number of Shares Outstanding - Basic and Diluted	45,101,987	40,101,987

The accompanying notes to financial statements are
an integral part of these statements.

ORIENT PAPER, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2009, AND 2008
(Unaudited)

	Three Months Ended March 31,

	2009	2008

Cash Flows from Operating Activities:
Net income	$2,298,600	$1,444,260
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	879,485	1,026,784
Changes in net assets and liabilities:
Accounts receivable - Trade	(956,127)	(214,465)
Other receivable	(1,453)	—
Inventories	1,447,792	(100,139)
Prepaid expenses	—	(285,600)
Accounts payable - Trade and accrued liabilities	751,110	8,093,784
Deferred revenues	—	189,924
Income taxes payable	165,951	376,749

Net Cash Provided by Operating Activities	4,585,358	10,531,297

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	—	(11,220,192)

Net Cash (Used in) Investing Activities	—	(11,220,192)

Cash Flows from Financing Activities:
Proceeds from related party loans	—	239,233
Proceeds from short term loans	537	—
Payments of principal on credit facility	—	(107,519)

Net Cash Provided by Financing Activities	537	131,714

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,726)	1,218,354

Net Increase in Cash and Cash Equivalents	$4,581,169	$661,173
Cash and Cash Equivalents - Beginning of Period	3,234,419	622,661

Cash and Cash Equivalents - End of Period	$7,815,588	$1,283,834

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$89,849	$117,050

Cash paid for income taxes	$994,641	$455,672

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

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Orient Paper, Inc. (“Orient Paper” or “the Company”) was incorporated under the laws of the State of Nevada on December 9, 2005, under the name of Carlateral, Inc. Carlateral, Inc. started its business by providing financing services specializing in subprime title loans, secured primarily using automobiles (and also boats, recreational vehicles, machinery, and other equipment) as collateral.

Hebei Baoding Orient Paper Milling Company Limited (“HBOP”) was organized on March 3, 1996, under the laws of the PRC. HBOP engages mainly in the production and distribution of products such as copy paper, uncoated and coated paper, digital-photo paper, corrugated paper, plastic paper, craft paper, graphic-design paper, antifraud-thermal-security paper, and other paper and packaging-related products. HBOP uses recycled paper as its primary raw material.

Dongfang Zhiye Holding Limited (“DZH Limited”) was formed on November 13, 2006, under the laws of the British Virgin Islands, and is a holding company. As such, DZH Limited does not generate any financial or operating transactions. On July 16, 2007, DZH Limited acquired all of the issued and outstanding stock and ownership of HBOP and placed such shares in trust with Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, pursuant to a trust agreement executed as of the same date. Under the terms of the trust agreement, Mr. Liu, Mr. Liu and Mr. Zhao (the original shareholders of HBOP) would exercise control over the disposition of DZH Limited’s shares in HBOP on DZH Limited’s behalf until DZH Limited successfully completed the change in registration of HBOP’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of HBOP’s shares.

On October 29, 2007, Orient Paper entered into an Agreement and Plan of Merger (see Note 7) with (i) Orient Paper wholly owned subsidiary, CARZ Merger Sub, Inc., (ii) DZH Limited, and (iii) each of DZH Limited shareholders (Zhenyong Liu, Xiaodong Liu, Chen Li, Ning Liu, Jie Liu, Shenzhen Huayin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Victory High Investment Limited, Think Big Trading Limited, Huge Step Enterprises Limited, and Sure Believe Enterprise Limited).

Pursuant to the agreement and plan of merger, DZH Limited merged with CARZ Merger Sub, Inc. via a share exchange, with DZH Limited as the surviving entity. In exchange for their shares in DZH Limited, the DZH Limited shareholders received an aggregate of 29,801,987 newly-issued shares of Orient Paper’s common stock, $.001 par value, which were distributed pro ratably among the DZH Limited shareholders in accordance with their respective ownership interests in DZH Limited.

As a result of the merger transaction, DZH Limited became a wholly-owned subsidiary of Orient Paper, which, in turn, made Orient Paper the indirect owner of DZH Limited’s operating company subsidiary, HBOP, pursuant to the terms of the trust agreement. HBOP, the entity through which the Company operates its business currently has no subsidiaries, either wholly- or partially-owned.

Prior to the completion of the reverse merger, Orient Paper only had limited operations (since its incorporation on December 9, 2005). On December 21, 2007, the name of the Company was changed from Carlateral, Inc. to Orient Paper, Inc. in order to better reflect the current business plan subsequent to the reverse merger.

Given that DZH Limited is considered to have acquired Orient Paper by a reverse merger through an Agreement and Plan of Merger (see Note 7), and its stockholders currently have voting control of Orient Paper, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of March 31, 2009, and 2008, and the operations for the three months ended March 31, 2009, and 2008, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of Orient Paper, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

Interim Financial Statements

The interim financial statements of Orient Paper have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with Orient Paper’s audited financial statements and notes thereto for the year ended December 31, 2008, included in Orient Paper’s Annual Report on Form 10-K filed on March 27, 2009, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly Orient Paper’s financial position as of March 31, 2009, and December 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2009, and 2008. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for future quarters or the year ending December 31, 2009.

Foreign Currency Translation

Orient Paper accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). Orient Paper’s functional currency is the Chinese Yuan Renminbi (“CNY”). Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of Orient Paper are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and December 31, 2008, and revenues and expenses for the three months ended March 31, 2009, and 2008. Actual results could differ from those estimates made by management.

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

Concentration of Credit Risk

Financial instruments which potentially subject Orient Paper to concentrations of credit risk consist principally of cash. Orient Paper places its temporary cash investments in reputable financial institutions in the PRC. Although it is generally understood that the PRC central government stand behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, Orient Paper may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of March 31, 2009, and December 31, 2008, balance of allowance for doubtful account was $24,040 and $0, respectively. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

Inventories

Inventories consist principally of raw materials (used paper) and finished goods, and are stated at the lower of cost (weighted average method) or market.

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

Long-Lived Assets

Orient Paper evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. For the three months ended March 31, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Fair Value of Financial Instruments

Orient Paper estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Orient Paper could realize in a current market exchange. As of March 31, 2009, and December 31, 2008, Orient Paper’s financial instruments approximated fair value to do the nature and maturity of such instruments.

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

Surplus Reserve Fund

Orient Paper is required to transfer 10 percent of the current year net income of HBOP, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund on an annual basis until such reserve balance reaches 50 percent of HBOP’s registered capital. As of March 31, 2009, such registered capital is in the amount of RMB 75,030,000 yuan, or USD $10,991,895.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2009, and 2008, Orient Paper did not make a transfer to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25 percent of the registered capital.

Common Welfare Fund

Orient Paper is required to transfer five percent to 10 percent of the net income of HBOP, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund on an annual basis. For the three months ended March 31, 2009, and 2008, Orient Paper did not make a transfer to this fund. This fund can only be utilized on capital items for the collective benefit of Orient Paper’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

Revenue Recognition Policy

Orient Paper recognizes revenue when goods are shipped, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of Orient Paper exist, and collectability is reasonably assured. Orient Paper is required to collect a three percent value-added-tax (“VAT”) on each sale. Gross revenues do not include this VAT which is remitted to the government quarterly.

Advertising

Orient Paper expenses all advertising and promotion costs as incurred. The Company did not incur any advertising and promotion costs for the three months ended March 31, 2009, and 2008, respectively.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same depreciation methods employed for property and equipment or over the term of the related lease, if shorter.

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

Orient Paper maintains a valuation allowance with respect to deferred tax assets. Orient Paper establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Orient Paper’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Foreign operations of Orient Paper are governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is imposed at a statutory rate of 25 percent.

Comprehensive Income (Loss)

Orient Paper presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three months ended March 31, 2009, and 2008, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

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

Share-Based Compensation

The Company uses the fair value recognition provision of Financial Accounting Standards No. 123R, “Share Based payment” (“FASB No. 123R”), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date.

The Company also uses the provisions of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, Or in Conjunction with selling, Goods or Services” (“EITF 96-18”), to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18.

(2) Inventories

Raw material inventory includes mainly recycled used paper and pulp. Finished goods include mainly products of offset paper and corrugated paper. Inventories consisted of the following as of March 31, 2009, and December 31, 2008:

	March 31,	December 31,
	2009	2008

Raw materials	$677,159	$2,378,757
Finished goods	692,365	442,306

Total inventories	$1,369,524	$2,821,063

(3) Loans Payable

Orient Paper had the following loans payable as of March 31, 2009, and December 31, 2008:

	March 31,	December 31,
Description	2009	2008

Note payable to Industrial & Commercial Bank of China, secured by certain manufacturing equipments of the Company. Interest is payable monthly at the rate of 6.372% per annum. The entire principal is due and payable at maturity on January 20, 2010. The note is renewable upon maturity.	$1,904,500	$1,907,100

Loan payable to Huaxia Bank, guaranteed by a third party guaranty company with a guaranty fee of 2.4% of the outstanding balance payable to the guaranty company. Interest is payable monthly at 9.828% per annum. The entire principal was due and payable at maturity on March 5, 2009, when the bank granted us a one-month grace period for negotiating interest rates and terms for renewing the loan. The Company subsequently decided not to renew the Huanxia Bank loan and arranged for the guaranty company to provide the Company with a one-month bridge loan to pay off the bank loan in April 2009. The guaranty company bridge loan carried interest at 0.933% per month. The Company paid off the bridge loan on April 30, 2009.

	1,245,250	1,246,950

Credit facility provided by Industrial & Commercial Bank of China. Interest is payable monthly at 8.217% per annum. The entire principal is due and payable at maturity on June 4, 2009. The note is renewable upon maturity.	879,000	880,200

Short-term credit facility provide by the United Commercial Bank (China) Limited, including a revolving credit facility of $2,000,000 and a non-revolving import loan facility of $816,976. The credit facility is secured by the Company’s building, land use rights. and is personally guaranteed by the Chief Executive Officer and the Director. Interest is paid monthly with a floating rate indexed to 5% plus the three-month LIBOR, adjusted every three months and was 6.2667% per annum on March 31, 2009. The note is renewable upon maturity, which was extended to June 30, 2009 according to the Short-Term Credit Facility Extension Agreement entered into by the Company and the Bank on January 23, 2009.

	2,821,088	2,824,402

Loan payable to Rural Credit Cooperative of Xushui, guaranteed by an unrelated third party company. The entire principal is due and payable at maturity on September 16, 2011. Interest is paid monthly at the rate of 0.774% per month.	1,945,520	1,948,176

Total loans payable	$8,795,358	$8,806,828

Less - Current portion	(6,849,838)	(6,858,652)

Total loans payable - long-term portion	$1,945,520	$1,948,176

As of March 31, 2009, Orient Paper’s United Commercial Bank (China) Limited credit facility had a maximum borrowing level of $2,816,977, which left zero in borrowing capacity. The average short-term borrowing rates for the three months ended March 31, 2009, and 2008, were approximately 5.31 percent and 7.47 percent, respectively. The credit facility agreement includes certain covenants that require the Company to maintain (1) the equity to debt (including contingent liabilities) ratio at no less than 50%, and (2) its current ratio at no less than 100%. The Company is in compliance with these covenants as of March 31, 2009.

Future maturities of loans payable, excluding lease obligations, are as follows as of March 31, 2009:

March 31	Amount

2010	$6,849,838
2011	—
2012	1,945,520

Totals	$8,795,358

(4) Major Suppliers

For the three months ended March 31, 2009, Orient Paper had two major suppliers which primarily accounted for 50% and 18% of total purchases. For the three months ended March 31, 2008, Orient Paper had three major suppliers, which primarily accounted for 49%, 20%, and 14% of total purchases.

(5) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land at its location from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,580. This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

March 31,	Amount

2010	$17,580
2011	17,580
2012	17,580
2013	17,580
2014	17,580
Thereafter	298,860

Total operating lease payments	$386,760

Environmental Remediation

In accordance with the real estate lease, Orient Paper will be obligated to return the land to its condition prior to the lease. As such, Orient Paper will accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. Orient Paper has not obtained an estimate for those costs, but management is confident that any such costs that should be accrued are not material as of March 31, 2009, and December 31, 2008.

Consulting Agreements

On January 1, 2008, Orient Paper entered into three separate written Consulting Agreements with third-party individuals to provide consulting services during the year of 2008. These Consulting Agreements could be terminated at any time by the parties with or without cause, effective upon a written 30-day notice. However, termination by Orient Paper did not waive the obligation of Orient Paper to pay the consultants. Consulting services under the agreements principally commenced January 1, 2008, and consisted of various accounting, legal, and regulatory matters. The consultants further agreed that compensation, which amounted to at least $500,000 in aggregate under the Consulting Agreements, could be paid by the Company by issuing restricted shares of common stock under the terms mutually agreed upon by both parties at a future date. For the year ended December 31, 2008, $500,000 of consulting expense was recorded for services rendered by the three consultants with the issuance of 5,000,000 shares of common stock of the Company.

(6) Related Party Transactions

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to the Company for working capital purposes, which amounted to $6,148,710 as of March 31, 2009. During the three months ended March 31, 2009, and 2008, Orient Paper did not make a payment towards this loan. On July 24, 2008, the Chief Executive Officer of the Company agreed to change the term of the loan from payable on demand to a period of three years, maturing on July 23, 2011 and with no stated interest.

On August 1, 2008, a member of the Board of Directors of HBOP loaned money to the Company for working capital purposes which amounted to $879,000 and $880,200 as of March 31, 2009, and December 31, 2008, respectively. The amount owed bears interest at 7.56% per annum and is due on July 31, 2011.

On August 5, 2008, a member of the Board of Directors of Orient Paper loaned money to the Company for working capital purposes which amounted to $1,098,750 and $1,100,250 as of March 31, 2009, and December 31, 2008, respectively. The amount owed bears interest at 7.56% per annum and is due on August 4, 2011.

(7) Common Stock

On December 16, 2006, Orient Paper issued 7,000,000 shares of its common stock for proceeds of $7,000.

On December 24, 2006, Orient Paper issued 3,300,000 shares of its common stock for proceeds of $16,500.

On October 29, 2007, Orient Paper entered into an Agreement and Plan of Merger (the “Merger Agreement”) between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation, and wholly owned subsidiary of Orient Paper; DZH Limited; and the stockholders of DZH Limited. Under the terms of the Merger Agreement, Orient Paper issued to the stockholders of DZH Limited 29,801,987 shares of Orient Paper’s common stock, par value $0.001, in exchange for all of the issued and outstanding shares of stock of DZH Limited (50,000 shares). The shares of common stock of Orient Paper were issued without registration under the Securities Act of 1933, and were distributed pro rata among the stockholders of DZH Limited in accordance with their respective ownership interests in DZH Limited immediately before completion of the merger transaction. As a result of the Merger Agreement, DZH Limited merged with CARZ Merger Sub, Inc., with DZH Limited as the surviving entity. As such, DZH Limited became a wholly owned subsidiary of Orient Paper, which in turn, made Orient Paper the indirect owner of DZH Limited’s operating subsidiary, HBOP, pursuant to the terms of a trust agreement between DZH Limited and the original shareholders of HBOP.

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

On May 1, 2009, the Company entered into a loanout agreement under which Winston C. Yen was appointed as the Chief Financial Officer of the Company. As part of the compensation, the Company is to issue 20,000 shares of common stock to Mr. Yen within the initial one-year term of employment, with 5,000 shares vesting quarterly starting May 10, 2009. The Company issued the first 5,000 shares on May 11, 2009.

(8) Income Taxes

On March 16, 2007, the National People’s Congress in China passed the New Enterprise Income Tax Law effective January 1, 2008. Orient Paper’s Enterprise Income Tax rate is 25% effective January 1, 2008. The provision for income taxes for the three months ended March 31, 2009, and 2008, were as follows (25% effective tax rate):

	2009	2008

Current Tax Provision:
National and local-	$830,129	$764,308

Total current tax provision	$830,129	$764,308

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

Effective May 1, 2009, Ms. Jing Hao resigned as the Chief Financial Officer. Effective May 1, 2009, Orient Paper entered into a Loanout Agreement with Winston C. Yen, CPA, A Professional Accounting Corporation, for Mr. Winston C. Yen to serve as the Chief Financial Officer, for an initial term of one year.

(10) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141 restablishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.”This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

(11) Subsequent Events

On April 30, the Company made a payment in the amount of $1,266,557, including $21,307 for interest, to Hebei Small-Medium Enterprise Credit Guarantee Service Center, a quasi-governmental agency, to pay off the principal and accrued interest of a one-month bridge loan that

Heibei Small-Medium Enterprise Credit Guarantee Service Center made to the Company during the grace period following the March 5, 2009 maturity date of the $1,245,250 loan from the Huaxia Bank.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

          In this quarterly report, references to “Orient Paper,” “OPAI,” “the Company,” “we,” “our,” “us,” and the Company’s wholly-owned subsidiary, “HBOP,” refer to Orient Paper, Inc.

          We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

          The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;

•	legislative and regulatory changes that affect our business;

•	the availability of funds and working capital;

•	the actions and initiatives of current and potential competitors;

•	investor sentiment; and

•	our reputation.

          We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

          The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenue

          Revenue for the three months ended March 31, 2009 was $17,837,478, an increase of $4,309,445 or 32% from $13,528,033 for the comparable period in 2008. The increase was primarily attributable to increased demand from our existing customers on essentially all major paper products, with the increase in production and sales of corrugated paper significantly higher than the other types of products. Revenue from corrugated paper amounted to

$8,388,501 (or 47% of total revenue) for the three months ended March 31, 2009, representing a $3,068,744 (or 58%) increase over the corrugated paper revenue of $5,319,756 for the comparable period in 2008. Revenue from uncoated writing paper amounted to $3,947,839 (or 22% of total revenue) for the three months ended March 31, 2009, representing a $2,068,270 (or 52% increase) over the uncoated writing paper revenue of $1,879,568 for the comparable period in 2008. On the other hand, revenue from middle grade offset paper for the three months period ended March 31, 2009 dropped $1,296,086, to $2,014,877.

Gross Profit

          Gross profit for the three months ended March 31, 2009 was $3,336,438, an increase of $852,909 or 34.34% compared to $2,483,529 for the comparable period in 2008. The increase was primarily attributable to increased sales volume in the first quarter of 2009. However, increases in gross profit as a percentage of current quarter sales did not grow in proportion to the growth in total revenue in 2009 as compared to the same period in 2008, because the Company offered more volume discounts to customers who placed larger sales orders. The gross profit margin for the three months ended March 31, 2009 only increased by 0.35%, from 18.36% to 18.70%, in 2009.

Income from operations

          Operating income for the three months ended March 31, 2009 was $3,137,684, an increase of $875,112 or 38.7% compared to $2,262,572 for the comparable period in 2008. The increase was primarily attributable to the increase in gross profit in the first quarter of 2009.

Cost of Sales

          Cost of sales for the three months ended March 31, 2009 was $14,501,040, an increase of $3,456,536 or 31.3% from $11,044,504 for the comparable period in 2008. The increase in cost of sales is largely due to increased sales volume.

Selling, General and Administrative Expenses

          General and administrative expenses for the three months ended March 31, 2009 were $198,754, a decrease of $22,203 or 10.0% compared to $220,957 for the comparable period in 2008. The decrease was primarily attributable to cost-cutting measures applied to various administrative expenses.

Net Income

          Net income was $2,298,600 for the three months ended March 31, 2009, an increase of $854,340 or 59.2% from $1,444,260 for the same period of 2008. This increase is primarily due to our increased sales volume in terms of quantities sold to existing major customers.

Accounts Receivable

          Accounts receivable increased 66.9% to $2,380,017 as of the three months ended March 31, 2009, compared with $1,425,899 as of the three months ended March 31, 2008. This increase in accounts receivable was primarily attributable to increased sales revenue.

Inventory

          Inventory consists of raw materials and finished goods. As of the three months ended March 31, 2009, the recorded value of our inventory has decreased 51.45% to $1,369,524 from $2,821,063 as of the three months ended March 31, 2008. The increase is mainly due to a decrease in raw material costs from $2,378,757 as of December 31, 2008 to $677,159 as of March 31, 2009, a decrease of 71.5%. The Company experienced a market of declining raw material costs in the fourth quarter of 2008 and built up a larger than normal position in used papers by the end of year 2008. The Company predicted that the raw material costs might remain relatively low in the first half of 2009 and accordingly reduced the raw material inventory level in the three months ended March 31, 2009.

Accounts Payable

          Accounts payable amounted to $1,490,894 as of the three months ended March 31, 2009, an increase from $740,846 as of the three months ended March 31, 2008. This increase is mainly due to increased sales/business activities in the first three months of 2009.

Liquidity and Capital Resources

Overview

          We had net working capital of $2,013,660 at March 31, 2009, an increase of $3,179,455 over a net working capital deficit of ($15,253,388) at March 31, 2008.

Cash and Cash Equivalents

          Our cash and cash equivalents as at the beginning of the three months ended March 31, 2009 was $3,234,419 and increased to $7,815,588 by the end of the period, an increase of $4,581,169 or 141.6% over the base amount at January 1, 2009. The cash and cash equivalents as of March 31, 2009 represented an increase of $6,531,754 or 508.8% from $1,283,834 for the comparable period in 2008. The significant increase over the comparable 2008 period was primarily attributable to the cash outlay for acquiring additional fixed assets in the first quarter of 2008.

Net cash provided by operating activities

          Net cash provided by operating activities was $4,585,358 for the three months ended March 31, 2009, a decrease of $5,945,939 or 56.5% from $10,531,297 for the comparable period in 2008. However, net income increased by $854,340 or 59.2% from $1,444,260 for the comparable period in 2008. The decrease in operating cash, compared to the same period in 2008, is mainly attributable to the significant ending balance of accounts payable and accrued expense at March 31, 2008, which included (i) capitalized but unpaid equipment acquisition costs in the amount of $2,926,552 and (ii) $4,486,463 of unpaid accounts payable for purchased inventory. None of the two factors above existed in the three months ended March 31, 2009.

Net cash used in investing activities

          The Company did not incur cash expenditure in investing activities during the three-month period ended March 31, 2009.

Net cash used in financing activities

          Net cash provided by financing activities was $537 for the three months ended March 31, 2009. The Company did not incur new borrowings or pay off any loans carried from December 31, 2008.

          Short term loans

          On January 31, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a loan in the amount of RMB 13,000,000 yuan ($1,904,500 at March 31, 2008). The loan is renewable at maturity and is subject to a 6.372% interest rate. The loan is secured by certain manufacturing equipments of the Company and payable on the maturity date of January 29, 2009. On January 21, 2009 the Company and the Bank renewed the loan agreement for another 12 months and extended the maturity date to January 20, 2010.

          On March 10, 2008, HBOP entered into a loan agreement with Huaxia Bank, Shijiazhuang Branch, for a loan in the amount of RMB 8,500,000 yuan ($1,245,250 at March 31, 2008). The loan is renewable and subject to a 9.828% per annum interest rate. The loan is guaranteed by a third party guarantor, Hebei Small-Medium Enterprise Credit Guarantee Service Center, a quasi-governmental agency, and is due and payable on the maturity date of March 5, 2009. On and after March 5, 2009, the Bank granted a grace period to the HBOP for purpose of negotiating for loan renewal. The Company then arranged to receive a one-month bridge loan from Heibei Small-Medium Enterprise Credit Gurantee Service Center to pay off the Huanxia Bank loan. The bridge loan carried a monthly interest of 0.933%. We paid off the bridge loan and accrued interest in the amount of $1,266,557 on April 30, 2009.

          On September 5, 2008, HBOP entered into a loan agreement with the Industrial & Commercial Bank of China, Xushui Branch, for a credit facility in the amount of RMB 6,000,000 yuan ($879,000 as of March 31, 2009).

The loan is renewable at maturity and subject to a 8.217% interest rate. The loan is due and payable on the maturity date of June 4, 2009.

          On January 23, 2009, HBOP entered into a short term credit facility extension agreement with United Commercial Bank (China) Limited, for the extension of a revolving credit facility in the amount of $2,000,000 and a non-revolving import loan of $816,977. The original credit facility agreement was entered into on April 14, 2006 and extended on May 8, 2007. Under the terms of the extension agreement, the loan is collateralized by the Company’s building and land use rights and personally guaranteed by Zhenyong Liu, our Chief Executive Officer. Interest payment is made quarterly and is indexed to a floating interest rate, based upon 5% plus the three-month LIBOR, adjustable every three months. The entire principal of $2,816,977 is due and payable on June 30, 2009. The credit facility agreement includes certain covenants that require the Company to maintain (1) the equity to debt (including contingent liabilities) ratio at no less than 50%, and (2) its current ratio at no less than 100%. The Company is in compliance with these covenants as of March 31, 2009.

Long term loan

          On August 12, 2008, HBOP entered into a loan agreement with the Rural Credit Cooperative of Xushui, Dayin Branch, for a loan in the amount of RMB 13,280,000 yuan ($1,945,520 as of March 31, 2009). The loan is guaranteed by an unrelated third party, Hebei Chenyang Industry and Trade Group Co., Ltd., and carries a 0.774% interest rate per month. The loan runs for three years, starting September 16, 2008, and is payable on the maturity date of September 16, 2011.

Related party loans

          On December 31, 2006, Zhenyong Liu, our Chief Executive Officer and a member of our Board of Directors, loaned money to HBOP for working capital purposes, which amounted to RMB 41,970,716 yuan ($6,157,104 as of December 31, 2008). The loan is non-interest bearing and is to be paid in installments of RMB20,000,000 per year, or as otherwise to be negotiated, depending on the liquidity condition of HBOP. On July 24, 2008, Mr. Liu agreed to change the loan term to three years. As such, the loan, as amended, is non-interest bearing and is due on July 23, 2011.

          On August 1, 2008, Shuangxi Zhao, a director of HBOP, loaned money to HBOP for working capital purposes, which amounted to $880,200 as of December 31, 2008. The amount owed bears interest at 7.56% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on July 31, 2011.

          On August 5, 2008, Xiaodong Liu, a member of our Board of Directors, loaned money to HBOP for working capital purposes, which amounted to $1,100,250 as of December 31, 2008. The amount owed bears interest at 7.56% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on August 4, 2011.

Contractual Obligations

          We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-Term Debt Obligations	$8,795,358	$6,849,838	$—	$1945,520	$—
R&D Project Obligation Operating Lease Obligations	386,760	17,580	35,160	35,160	298,860

Total	$9,182,118	$6,867,418	$35,160	$1,980,680	$298,860

Off Balance Sheet Arrangements

          None.

Critical Accounting Policies and Estimates

          The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates (See Note 2 in the Notes to Financial Statements).

Recent Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141Restablishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.”This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

          The management of the Company does not anticipate that the adoption of these three standards will have a material impact on these financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          N/A.

Item 4. Controls and Procedures.

          Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Winston C. Yen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2009. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

          Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2009. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

          N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

          None.

Item 3. Defaults Upon Senior Securities.

          To our knowledge, there are no material defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Securities Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits.

     (a) Exhibits

10.1	Loan Agreement, dated December 31, 2006, by and between Hebei Baoding Orient Paper Milling Company Limited and Zhenyong Liu.

10.2	Loan Agreement, dated August 1, 2008, by and between Hebei Baoding Orient Paper Milling Company Limited and Shuangxi Zhao.

10.3	Loan Agreement, dated August 5, 2008, by and between Hebei Baoding Orient Paper Milling Company Limited and Xiaodong Liu.

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Dated: May 15, 2009	By:	/s/ Zhenyong Liu

Name: Zhenyong Liu
Title: Chief Executive Officer

Dated: May 15, 2009	By:	/s/ Winston C. Yen

Name: Winston C. Yen
Title: Chief Financial Officer