Form 10-Q
period 2009-06-30
Orient Paper Inc.
filed 2009-08-14
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-52639

ORIENT PAPER, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4158835

(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 45,166,987 shares of common stock, $.001 par value, were outstanding as of August 13, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.
BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Unaudited)

ASSETS

	As of June 30, 2009	As of December 31, 2008
Current Assets:
Cash and cash equivalents	$6,664,238	$3,234,419
Restricted cash	430,000	—
Accounts receivable —
Trade (net of allowance for doubtful accounts of $55,872 and nil as of June 30, 2009 and 2008, respectively)	2,737,705	1,425,899
Other	4,787	—
Inventories	5,676,123	2,821,063
Total current assets	15,512,853	7,481,381
Property, Plant, and Equipment:
Building and improvements	9,835,993	9,876,637
Machinery and equipment	47,152,268	47,347,109
Vehicles	542,429	544,670
	57,530,690	57,768,416
Less — Accumulated depreciation and amortization	(14,130,596)	(12,427,735)
Net property, plant, and equipment	43,400,094	45,340,681
Total Assets	$58,912,947	$52,822,062
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$5,592,807	$6,858,652
Accounts payable — Trade	2,779,164	—
Other payables and accrued liabilities	1,116,541	740,846
Income taxes payable	636,759	1,047,678
Total current liabilities	10,125,271	8,647,176
Long-Term Debt, less current portion:
Loan from credit union	1,940,159	1,948,176
Related party notes	8,104,067	8,137,554
Total long-term debt	10,044,226	10,085,730
Total liabilities	20,169,497	18,732,906
Commitments and Contingencies
Stockholders’ Equity:
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 45,166,987 and 45,101,987 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	45,167	45,102
Additional paid-in capital	9,592,352	9,565,117
Statutory earnings reserve	3,079,063	3,079,063
Accumulated other comprehensive income	3,446,573	3,592,839
Retained earnings	22,580,295	17,807,035
Total stockholders’ equity	38,743,450	34,089,156
Total Liabilities and Stockholders’ Equity	$58,912,947	$52,822,062

The accompanying notes to financial statements are an integral part of these balance sheets.

ORIENT PAPER, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Sales, net	$22,400,383	$17,553,254	$40,237,862	$31,081,287
Cost of Sales:
Cost of sales	18,409,027	14,321,416	32,854,151	25,312,964
Business tax and surcharges	22,373	61,693	78,289	114,649
Total cost of sales	18,431,400	14,383,109	32,932,440	25,427,613
Gross Profit	3,968,983	3,170,145	7,305,422	5,653,674
Selling, General and Administrative Expenses	275,808	202,816	474,561	423,773
Income from Operations	3,693,175	2,967,329	6,830,861	5,229,901
Other Income (Expense):
Interest income	6,964	—	31,942	—
Interest (expense)	(326,231)	(123,174)	(416,080)	(230,134)
Total other (expense)	(319,267)	(123,174)	(384,138)	(230,134)
Income before Income Taxes	3,373,908	2,844,155	6,446,723	4,999,767
Provision for Income Taxes	(899,250)	(538,590)	(1,673,463)	(1,249,942)
Net Income	2,474,658	2,305,565	4,773,260	3,749,825
Comprehensive Income:
Foreign currency translation adjustment	(99,632)	521,093	(146,266)	1,739,447
Total Comprehensive Income	$2,375,026	$2,826,658	$4,626,992	$5,489,272
Earnings Per Share:
Basic and Diluted Earning per Share	$0.05	$0.05	$0.11	$0.09
Weighted Average Number of Shares Outstanding — Basic and Diluted	45,109,295	41,967,921	45,105,661	41,034,954

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$4,773,260	$3,749,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,702,861	2,080,222
Non-cash issuance of stock for services	27,300	—
Changes in net assets and liabilities:
Accounts receivable	(1,316,593)	169,346
Inventories	(2,855,060)	(2,335,835)
Accounts payable — Trade	2,779,164	—
Other payables and accrued liabilities	375,695	7,276,188
Income taxes payable	(410,919)	451,586
Net Cash Provided by Operating Activities	5,075,708	11,391,332
Cash Flows from Investing Activities:
Purchases of and adjustments to property, plant, and equipment	237,726	(12,401,234)
Net Cash Provided by (Used in) Investing Activities	237,726	(12,401,234)
Cash Flows from Financing Activities:
Proceed from and adjustment to related party loans	(8,017)	369,342
Payments on short term loans	(1,265,845)	—
Proceeds from borrowing on and adjustment to credit facility	(33,487)	712,688
Net Cash Provided by (Used in) Financing Activities	(1,307,349)	1,082,030
Effect of Exchange Rate Changes on Cash
and Cash Equivalents	(146,266)	1,739,447
Net Increase in Cash and Cash Equivalents	3,859,819	1,811,575
Cash and Cash Equivalents — Beginning of Period	3,234,419	622,661
Cash and Cash Equivalents — End of Period	$7,094,238	$2,434,236
Cash and Cash Equivalens — End of Period Consisting of:
Cash in bank and cash on hand	$6,664,238	$2,434,236
Restricted cash	430,000	—
	$7,094,238	$2,434,236
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$330,918	$233,433
Cash paid for income taxes	$949,509	$913,005

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2009 AND 2008

Supplemental Disclosure of Cash Flow Information:

On October 29, 2007, the Company entered into an Agreement and Plan of Merger between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation, and wholly owned subsidiary of the Company; DZH Limited; and the stockholders of DZH Limited. Under the terms of the Agreement and Plan of Merger, the Company issued to the stockholders of DZH Limited 29,801,987 shares of the Company’s common stock, par value $.001, in exchange for all of the issued and outstanding shares of stock of DZH Limited (50,000 shares).

In May 2008, the Company issued 5,000,000 shares of common stock to three consultants for services rendered during the year ending December 31, 2008, valued at $500,000.

On May 10, 2009 the Company issued 5,000 shares of common stock to its CFO as compensation with a fair value of $900. No cash is received as a result of the issuance of stock.

On June 24, 2009 the Company issued 60,000 shares of common stock to Sichenzia Ross Friedman Ference LLP as part payment for legal fees and with a fair value of $26,400. No cash is received for the issuance of stock.

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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

Hebei Baoding Orient Paper Milling Company Limited (“HBOP”) was organized on March 3, 1996, under the laws of the PRC. HBOP engages mainly in the production and distribution of products such as corrugated paper, offset paper, writing paper, and blueprint paper. The Company also has capability to produce other paper and packaging-related products, such as plastic paper and craft paper. HBOP uses recycled paper as its primary raw material.

Dongfang Zhiye Holding Limited (“DZH Limited”) was formed on November 13, 2006, under the laws of the British Virgin Islands, and is a holding company. As such, DZH Limited does not generate any financial or operating transactions. On July 16, 2007, DZH Limited acquired all of the issued and outstanding stock and ownership of HBOP and placed such shares in trust with Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, pursuant to a trust agreement executed as of the same date. Under the terms of the trust agreement, Mr. Liu, Mr. Liu and Mr. Zhao (the original shareholders of HBOP) would exercise control over the disposition of DZH Limited’s shares in HBOP on DZH Limited’s behalf until DZH Limited successfully completed the change in registration of HBOP’s capital with the relevant PRC Administration of Industry and Commerce as the 100 percent owner of HBOP’s shares.

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

To ensure proper compliance of the Company’s control over the ownership and operations of HBOP with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with HBOP and the original shareholders of HBOP via our wholly owned subsidiaries Shengde Holdings, Inc. (“Shengde Holdings,” a Nevada corporation) and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde,” a wholly foreign-owned enterprise in the PRC with a registered capital of $10,000,000. Baoding Shengde is 100 percent owned by Shengde Holdings.) The Contractual Agreements include (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80 percent of HBOP’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to the original shareholders of HBOP in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of HBOP; (iii) Call Option Agreement, which generally provides, among other things, that the original shareholders of HBOP irrevocably grant to Baoding Shengde an option to purchase all or part of each shareholder’s equity interest in HBOP. The exercise price for the options shall be RMB1 for each of the shareholders’ equity interests; (iv) Share Pledge Agreement, which provides that the original shareholders of HBOP will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other management agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that the HBOP shareholders breach their obligations under the loan agreement or HBOP fails to pay the service fees to Baoding Shengde pursuant to the exclusive technical service and business consulting agreement; and (v) Proxy Agreement, which provides that the HBOP shareholders shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such shareholder’s rights at any shareholder’s meeting of HBOP or with respect to any shareholder action to be taken in accordance with the laws and HBOP’s Articles of Association. The terms of the agreement are binding on the parties for as long as the HBOP shareholders continue to hold any equity interest in HBOP. An HBOP shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

Given that prior to June 25, 2009, DZH Limited was considered to have acquired Orient Paper by a reverse merger through an Agreement and Plan of Merger (see Note 7), with its stockholders having voting control of Orient Paper; and that after June 24, 2009, the Company through its subsidiary (Baoding Shengde) continues to effectively control HBOP under the operations of the Contractual Agreements, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of June 30, 2009, and December 31, 2008, and the operations for the three months and six months ended June 30, 2009, and 2008, of all of its subsidiaries and HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of Orient Paper, with the consolidated net assets of DZH Limited, Shengde Holdings, Baoding Shengde and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

Unaudited Interim Financial Statements

The interim financial statements of Orient Paper have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the instructions for Form 10-Q under Regulation S-X of the Securities and Exchange Commission. They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with Orient Paper’s audited financial statements and notes thereto for the year ended December 31, 2008, included in Orient Paper’s Annual Report on Form 10-K filed on March 27, 2009, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly Orient Paper’s financial position as of June 30, 2009, and December 31, 2008, and the results of its operations and cash flows for the three months and six months ended June 30, 2009, and 2008. The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for future quarters or the year ending December 31, 2009.

Foreign Currency Translation

Orient Paper accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). Orient Paper’s functional currency is the Chinese Yuan Renminbi (“RMB”). Under SFAS No. 52, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of Orient Paper are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and December 31, 2008, and revenues and expenses for the three months and six months ended June 30, 2009, and 2008. Actual results could differ from those estimates made by management.

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

Concentration of Credit Risk

Financial instruments which potentially subject Orient Paper to concentrations of credit risk consist principally of cash. Orient Paper places its temporary cash investments in reputable financial institutions in the PRC. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, Orient Paper may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of June 30, 2009, and December 31, 2008, the balance of allowance for doubtful accounts was $55,872 and $0, respectively. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

Inventories

Inventories consist principally of raw materials (used paper and pulps) and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Major renewals, betterments, and improvements are capitalized to the asset accounts while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are expensed to operations. At the time property, plant, and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation or amortization accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to operations.

Orient Paper depreciates and amortizes property, plant, and equipment using the straight-line method as follows:

Building and improvements	30 years
Machinery and equipment	5-15 years
Vehicles	15 years

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unauditied)

Long-Lived Assets

Orient Paper evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. For the three months and six months ended June 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Fair Value of Financial Instruments

Orient Paper estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Orient Paper could realize in a current market exchange. As of June 30, 2009, and December 31, 2008, Orient Paper’s financial instruments approximated fair value to do the nature and maturity of such instruments.

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

Surplus Reserve Fund

Orient Paper is required to transfer 10 percent of the current year net income of HBOP, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50 percent of HBOP’s registered capital. As of June 30, 2009, such registered capital is in the amount of RMB 75,030,000 yuan, or USD $10,961,606.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months and six months ended June 30, 2009, and 2008, Orient Paper did not make a transfer to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25 percent of the registered capital.

Common Welfare Fund

Orient Paper is required to transfer 5 percent to 10 percent of the net income of HBOP, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund on an annual basis. For the three months and six months ended June 30, 2009, and 2008, Orient Paper did not make a transfer to this fund. This fund can only be utilized on capital items for the collective benefit of Orient Paper’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

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

Advertising

Orient Paper expenses all advertising and promotion costs as incurred. The Company also incurred $219 and $0 of advertising and promotion costs for the six months ended June 30, 2009, and 2008, respectively. The Company incurred $219 and $ 0 of advertising and promotion costs for the three months ended June 30, 2009, and 2008, respectively.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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

Comprehensive Income (Loss)

Orient Paper presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three months and six months ended June 30, 2009, and 2008, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

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

The Company also uses the provisions of EITF 96-18, “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, Or in Conjunction with selling, Goods or Services “ (“EITF 96-18”), to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

(2) Inventories

Raw material inventory includes mainly recycled paper and pulp. Finished goods include mainly products of offset paper and corrugated paper. Inventories consisted of the following as of June 30, 2009, and December 31, 2008:

	June 30, 2009	December 31, 2008

Raw Materials —
Recycled paper board	$2,867,865	$797,806
Pulp	1,445,742	914,061
Recycled printed paper	485,979	277,739
Recycled white edge paper	13,369	389,151

	4,812,955	2,378,757
Finished Goods	863,168	442,306

Totals	$5,676,123	$2,821,063

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

(3) Loans Payable

Orient Paper had the following loans payable as of June 30, 2009, and December 31, 2008:

Description	June 30, 2009	December 31, 2008

Working capital loan provided by Industrial & Commercial Bank of China, secured by certain manufacturing equipments of the Company. Interest is payable monthly at the fixed rate of 6.372% per annum. The entire principal is due and payable at maturity on January 20, 2010. The note is renewable upon maturity.	$1,899,252	$1,907,100

Loan payable to Huaxia Bank, guaranteed by a third party guaranty company with a guaranty fee of 2.4% of the outstanding balance payable to the guaranty company. Interest is payable monthly at 9.828% per annum. The entire principal was due and payable at maturity on March 5, 2009, when the bank granted the Company a one-month grace period for negotiating interest rates and terms for renewing the loan. The Company subsequently decided not to renew the Huanxia Bank loan and arranged for the guaranty company to provide the Company with a one-month bridge loan to pay off the bank loan in April 2009. The guaranty company bridge loan carried interest at 0.933% per month. The Company paid off the bridge loan on April 30, 2009.

	—	1,246,950

Working capital loan provided by the Industrial & Commercial Bank of China. Interest is payable monthly at 8.217% per annum. The entire principal was due and payable at maturity on June 4, 2009. The Company was granted a grace period of one month by the bank. The loan was renewed on July 1, 2009. See Note (11) for details of the renewal.	876,578	880,200

Short-term credit facility provide by the United Commercial Bank (China) Limited, including a revolving credit facility of $2,000,000 and a non-revolving import loan facility of $816,976. The credit facility is secured by the Company’s building, land use rights. and is personally guaranteed by the Chief Executive Officer and the Director. Interest is paid monthly with a floating rate indexed to 5% plus the three-month LIBOR, adjusted every three months, and was 5.6207% per annum on June 30, 2009. The note is renewable upon maturity, which was extended to June 30, 2009, according to a Short-Term Credit Facility Extension Agreement entered into by the Company and the Bank on January 23, 2009. As of date June 30, 2009, the Company was negotiating with United Commercial Bank (China) Limited to renew the credit facility.

	2,816,977	2,824,402

Loan payable to Rural Credit Cooperative of Xushui, guaranteed by an unrelated third party company. The entire principal is due and payable at maturity on September 16, 2011. Interest is paid monthly at the rate of 0.774% per month.	1,940,159	1,948,176

Total loans payable	7,532,966	8,806,828

Less - Current portion	(5,592,807)	(6,858,652)

Total loans payable - long-term portion	$1,940,159	$1,948,176

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

On April 30, 2009, the Company made a payment in the amount of $1,266,557, including $21,307 of interest, to Hebei Small-Medium Enterprise Credit Guarantee Service Center, a quasi-governmental agency, to pay off the principal and accrued interest of a one-month bridge loan that Hebei Small-Medium Enterprise Credit Guarantee Service Center made to the Company during the grace period following the March 5, 2009, maturity date of the $1,245,250 loan from Huaxia Bank.

As of June 30, 2009, Orient Paper’s United Commercial Bank (China) Limited credit facility had a maximum borrowing level of $2,816,977, which left zero in borrowing capacity. The average short-term borrowing rates for the six months ended June 30, 2009, and 2008, were approximately 7.45 percent and 6.82 percent, respectively. The credit facility agreement includes certain covenants that require the Company to maintain (1) the equity to debt (including contingent liabilities) ratio at no less than 50 percent, and (2) its current ratio at no less than 100 percent. The Company was in compliance with these covenants as of June 30, 2009.

Future maturities of loans payable, excluding lease obligations, were as follows as of June 30, 2009:

June 30	Amount

2010	$5,592,807
2011	—
2012	1,940,159

Total	$7,532,966

(4) Concentration and Major Suppliers

For the six months ended June 30, 2009, Orient Paper had three major suppliers which primarily accounted for 34%, 30% and 15% of total purchases. The Company does not believe that it is subject to any material risk of customer concentration. For the six months and three months ended June 30, 2009, the largest customer accounted for only 4.63% and 5.31%, respectively, of the total sales during the periods. For the three months ended June 30, 2009, major suppliers accounted for 33%, 30% and 16% of total purchases.

(5) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land at its location from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,536 This operating lease is renewable at the end of the 30-year term.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

Future minimum lease payments are as follows:

June 30,	Amount

2010	$17,536
2011	17,536
2012	17,536
2013	17,536
2014	17,536
Thereafter	306,873

Total operating lease payments	$394,553

Environmental Remediation

In accordance with the real estate lease, Orient Paper will be obligated to return the land to its condition prior to the lease. As such, Orient Paper will accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. Orient Paper has not obtained an estimate for those costs, but management is confident that any such costs that should be accrued are not material as of June 30, 2009, and December 31, 2008.

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

Commitments to Barron Partners, LP

On June 25, 2009, (the “Closing”) the Company was made a party to a Purchase and Sale Agreement and an Escrow Agreement among Xushui District Dongfang Trading Limited Company (“Xushui Dongfang”), Barron Partners, LP, el at (“Barron Partners”) and Sichenzia Ross Friedman Ference LLP (“SRFF”) as escrow agent. Barron Partners purchased 2,000,000 shares of the Company’s common stock from Xushui Dongfang pursuant to the Purchase and Sale Agreement. As in inducement for Barron Partners’ purchase and to facilitate the Company’s effort to establish a U.S. expense fund using $500,000 of Xushui Dongfang’s sales proceeds, the Company agreed to undertake the following obligations:

i.

execute the relevant instruments prior to Closing in order that the Company complies with The Interim Regulation on Merger and Acquisition of Domestic Enterprises by Foreign Investors, promulgated on August 8, 2006 and effective as of September 8, 2006;

ii.

make payment of $500,000 or the Renminbi (Chinese currency) equivalent of the same representing the amount of sales proceeds of Xushui Dongfang that was escrowed by the escrow agent directly to Xushui Dongfang;

iii.	appoint a Big 10 accounting firm as its independent auditor within six (6) months of the date of Closing;

iv.	provided the Company is eligible, apply to list on the AMEX Stock Exchange within three (3) months of the Closing;

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

v.	issue or cause to be issued to SRFF 60,000 shares of common stock of the Company in part payment of its past legal fees;

vi.

not effect or enter into or be in any agreement to effect any transaction involving a “Variable Rate Transaction” or an “MFN Transaction” (each as defined below) for a period of three (3) years from Closing. The term “Variable Rate Transaction” shall mean a transaction in which the Company issues or sells (i) any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock. The term “MFN Transaction” shall mean a transaction in which the Company issues or sells any securities in a capital raising transaction or series of related transactions which grants to an investor the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to such investor in such offering. Any Purchaser shall be entitled to obtain injunctive relief against the Company to preclude any such issuance, which remedy shall be in addition to any right to collect damages.

vii.	not cause to be cancelled all convertible debt in the Company on or prior to Closing and for a period of three (3) years from the Closing, the Company will not issue any convertible debt.

Concurrently with the Closing, the Company, along with its subsidiaries Shengde Holdings, Inc. and Baoding Shengde Paper Co. Ltd., entered into a series of Contractual Agreements (see Note (1) for details of the Contractual Agreements) with HBOP and its original shareholders with respect to commitment i. above.

At Closing, $500,000 of Xushui Dongfang’s sales proceeds was transferred to an escrow account. On June 25, 2009, the Company made a payment in the amount of RMB 3,416,550 (approximately $500,000) to Xushui Dongfang and acquired the beneficial interest of the escrowed fund of $500,000 as of the date of such payment. Pursuant to the Escrow Agreement, any disbursement of the escrowed fund is limited to the payments for the Company’s legal, audit and investor relations fees. As of June 30, 2009, the escrowed fund is presented as restricted cash on the balance sheet with the remaining balance in the amount of $430,000.

See Note (7) for details of the issuance of 60,000 shares of common stock to SRFF on June 24, 2009.

(6) Related Party Transactions

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to the Company for working capital purposes, which amounted to $6,131,761 as of June 30, 2009. During the three months and six months ended June 30, 2009, and 2008, Orient Paper did not make a payment towards this loan. On July 24, 2008, the Chief Executive Officer of the Company agreed to change the term of the loan from payable on demand to a period of three years, maturing on July 23, 2011, and with no stated interest.

On August 1, 2008, a member of the Board of Directors of HBOP loaned money to the Company for working capital purposes which amounted to $876,578 and $880,200 as of June 30, 2009, and December 31, 2008, respectively. The amount owed bears interest at 7.56 percent per annum and is due on July 31, 2011.

On August 5, 2008, a member of the Board of Directors of Orient Paper loaned money to the Company for working capital purposes which amounted to $1,095,722 and $1,100,250 as of June 30, 2009, and December 31, 2008, respectively. The amount owed bears interest at 7.56 percent per annum and is due on August 4, 2011.

(7) Common Stock

On December 16, 2006, Orient Paper issued 7,000,000 shares of its common stock for proceeds of $7,000.

On December 24, 2006, Orient Paper issued 3,300,000 shares of its common stock for proceeds of $16,500.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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

For financial reporting purposes, DZH Limited is considered to have acquired Orient Paper by a reverse merger through the Merger Agreement, and its stockholders currently have voting control of Orient Paper. As such, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of June 30, 2008, and December 31, 2007, and the operations for the six months ended June 30, 2008, and 2007, of DZH Limited and its subsidiary HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of Orient Paper, with the consolidated net assets of DZH Limited and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

On December 21, 2007, by a majority vote of the stockholders of Orient Paper, the amount of authorized common stock, par value $0.001 per share, was increased from 75,000,000 shares to 500,000,000 shares. In addition, Orient Paper eliminated preemptive rights to acquire unissued shares of its common stock.

On April 23, 2008, Orient Paper established a 2008 Equity Incentive Plan (“Equity Incentive Plan”), granted to individuals who were affiliates of Orient Paper. As part of this Equity Incentive Plan, Orient Paper registered with the SEC 5,000,000 shares of its common stock, at a proposed maximum offering price of $0.75 per share.

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

On June 24, 2009, the Company entered into an escrow agreement (see Note (5) for details of the escrow agreement) with Xushui District Dongfang Trading Limited Company, Sichenzia Ross Friedman Ference LLP (“SRFF”) and Barron Partner, LP et al to establish an escrow fund of $500,000 for the purposes of paying for its U.S. legal, audit and IR costs. In connection with the first payment of past legal fees out of the escrow fund, the Company’s Board of Directors resolved to issue 60,000 shares of common stock to SRFF as part payment for certain past legal services.

(8) Income Taxes

On March 16, 2007, the National People’s Congress in China passed the New Enterprise Income Tax Law effective January 1, 2008. Orient Paper’s Enterprise Income Tax rate is 25% effective January 1, 2008. The provision for income taxes for the six months ended June 30, 2009, and 2008, were as follows (25% effective tax rate):

	2009	2008

Current Tax Provision:
National and local-	$1,673,463	$1,249,942

Total current tax provision	$1,673,463	$1,249,942

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

(10) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007 “ (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations ..” SFAS No. 141 restablishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “ Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3. “This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements – amendment of ARB No. 51 “ (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133,

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

“Accounting for Derivative Instruments and Hedging Activities” ; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

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

In May 2008, the FASB issued FASB Statement No. 162, “ The Hierarchy of Generally Accepted Accounting Principles “ (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “ Accounting for Financial Guarantee Insurance Contracts “ (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises “ (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “ Accounting and Reporting by Insurance Enterprises. “ That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies “ (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires, among other things, the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. An entity should apply the requirements under SFAS No. 165 to interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements 166,167 and 168 to include.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”). SFAS No.166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity." This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)." SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

(11) Subsequent Events

On July 1, 2009, the Company renewed the short-term working capital loan which expired on June 4, 2009, with the Industrial and Commercial Bank of China. The principal amount of the renewed working capital loan is in the amount of $876,578 (or RMB 6,000,000 yuan), which will expire on June 30, 2010. Interest only payments are due monthly at a fixed rate of 5.841% per annum. The loan is secured by manufacturing equipment of the Company.

On July 23, 2009, the Company’s Board of Directors resolved to approve the issuance of a two-year warrant to purchase 100,000 shares of the Company’s common stock at the price of $1.00 per share as an incentive payment to CCG Investor Relations Partners LLC as part compensation for their investor relations services in the next 12 months. The warrant has a “cashless” exercise provision and a piggyback registration right.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

Revenue

          Revenue for the three months ended June 30, 2009 was $22,400,383, an increase of $4,847,129 or 27.61 % from $17,553,254 for the comparable period in 2008. Revenue from corrugated paper amounted to $11,295,498 (or 50.43% of total revenue) for the three months ended June 30, 2009, representing a $3,859,610 (or 51.91%) increase over the corrugated paper revenue of $7,435,888 for the comparable period in 2008. Revenue from high-grade offset paper amounted to $4,796,738 (or 21.41% of total revenue) for the three months ended June 30, 2009, representing a $2,468,678 (or 106.04%) increase over the high-grade offset paper revenue of $2,328,060 for the comparable period in 2008. On the other hand, revenue from medium-grade offset paper for the three months period ended June 30, 2009 dropped $1,929,442 to $1,070,933, which represents only 4.78% of the total revenue for the second quarter of 2009. Revenue from writing paper amounted to $5,237,214 (or 23.38% of total revenue) for the three months ended June 30, 2009, representing an increase of $448,283 (or 9.36%) increase over the writing paper revenue of $4,788,931 for the comparable period in 2008. A summary of these changes is as follows:

	3 Months Ended June 30, 2009	3 Months Ended June 30, 2008	Change	%

Corrugated Paper	$11,295,498	$7,435,888	$3,859,610	51.91%

Medium-grade Offset Paper	1,070,933	3,000,375	(1,929,442)	(64.31% )

High-grade Offset Paper	4,796,738	2,328,060	2,468,678	106.04%

Writing Paper	5,237,214	4,788,931	448,283	9.36%

Total Sales Revenue	$22,400,383	$17,553,254	$4,847,129	27.61%

          Corrugated papers remain a strong source of growth in our sales. In addition to optimization of our paper machine speed to maximize output, we believe industrial and packaging needs for corrugated paper will at least keep expanding gradually as China’s manufacturing activities rebound from the economic downturn.

          Generally, unit sales prices for our paper products during the second quarter of 2009 remained stable as compared to the first quarter of the year, and were even slightly lower as compared to the same period ended June 30, 2008, when commodities prices rose sharply, including the costs of our raw materials. Nevertheless, the increase in our sales revenue was primarily attributable to new customers who placed purchase orders for our high-grade offset papers and corrugated paper products.

          Among our 5 new printing paper customer accounts added during the second quarter of 2009, we picked up a local printing house as a major new customer and a paper distributor in Beijing that ordered large quantities of offset paper and writing paper. We anticipate that they will continue ordering from us in the next periods. In the corrugated paper sector, 9 new accounts were also added to our customer list during the second quarter of 2009. Overall, sales to our new printing/writing paper customers account for 17.82% of our second quarter 2009 total sales revenue. Sales to new corrugated paper customers account for 17.21% of our second quarter 2009 sales revenue.

Gross Profit

          Gross profit for the three months ended June 30, 2009 was $3,968,983, an increase of $798,838 or 25.20%, from $3,170,145 for the comparable period in 2008. The increase was primarily attributable to increased production and sales activities and was generally in direct proportion to the increase in sales. The gross profit margin for the three months ended June 30, 2009, decreased slightly by 0.34% from 18.06% to 17.72%, thanks to the growth in corrugated paper sales, which generally command a lower profit margin compared to printing and writing papers.

Income from operations

          Operating income for the three months ended June 30, 2009 was $3,693,175, an increase of $725,846 or 24.46%, from $2,967,329 for the comparable period in 2008. The increase was primarily attributable to increased sales and gross profit in the quarter ended June 30, 2009.

Cost of Sales

          Cost of sales for the three months ended June 30, 2009 was $18,431,400 (or 82.28% of total sales revenue), an increase of $4,048,291 or 28.15% (compare to 27.61% increase in sales revenue) from $14,383,109 for the comparable period in 2008. The increase in cost of sales is largely due to and in direct proportion to the increased sales revenue.

Selling, General and Administrative Expenses

          General and administrative expenses for the three months ended June 30, 2009 were $275,808, an increase of $72,992 or 35.99% from $202,816 for the comparable period in 2008. The increase was primarily attributable to more payments for various professional service fees related to our status as a public company. Despite the increase, total selling, general and administrative expenses as a percentage to sales increased only slightly, from 1.16% for the second quarter of 2008 to 1.23% for the comparable period in 2009.

Net Income

          Net income was $2,474,658 for the three months ended June 30, 2009, an increase of $169,093 or 7.33% from $2,305,565 for the comparable period in 2008. As explained previously, the increase was primarily attributable to the increased sales activities and the gross profit.

Accounts Receivable

          Accounts receivable increased $357,688 (or 15.03%) to $2,737,705 as of June 30, 2009, compared with $2,380,017 as of March 31, 2009. The increase in accounts receivable was primarily attributable to increased sales volume (compared to increased sales revenue of 27.61%). There was no change in our credit policies toward sales on account.

Inventory

          Inventory consists of raw materials and finished goods. As of June 30, 2009, the recorded value of our inventory has increased 314.46 % to $5,676,123 from $1,369,524 as of March 31, 2009. The increase is mainly due to the following:

          (1) an increase in the stock of recycled paper board, a major raw material in the production of corrugated paper, in the amount of $2,619,728 as compared to the recycled paper board inventory balance as of March 31, 2009 as a result of the continuing growth in sales of corrugated paper during the first half of this year. Sales of corrugated paper in the three months ended June 30, 2009 increased $4,562,905 (or 25.58%) over the comparable 3-month period ended March 31, 2009. We believe the growth in corrugated paper sales will continue into the third quarter of the year.

          (2) an increase in the stock of pulp, a major raw material used to produce high-grade offset paper and white card paper, which we are capable of making but is not a regular major product line in the past. We received customer orders for white card paper at the end of June 2009. We completed production and sold white card paper for more than $1.8 million in July 2009.

          (3) an increase in the stock of recycled printed paper, which is a major raw material in the production of writing paper, in the amount of $472,318 (or 3,457.42%) over the balance as of March 31, 2009. Sales of writing paper in the three months ended June 30, 2009 increased by $1,289,376 (or 32.66%) over the comparable 3-month period ended March 31, 2009.

          (4) a decrease in the stock of recycled white edge paper, which is a major raw material in the production of medium-grade offset paper. The decrease in recycled white edge paper corresponds to the decrease in medium-grade offset paper sales in the second quarter of 2009. However, we believe the decrease in medium-grade offset paper sales is temporary.

          The Company anticipates that raw material costs may remain relatively low at least in the third quarter of 2009. A summary of inventory balances as of June 30, 2009 and March 31, 2009 and analysis of their changes are as follows:

	June 30, 2009	March 31, 2009	$ Change	% Change

Raw Materials
Recycled paper board	$2,867,865	$248,137	$2,619,728	1,055.76%
Pulp	1,445,742	264,294	1,181,448	447.02%
Recycled printed paper	485,979	13,661	472,318	3,457.42%
Recycled white edge paper	13,369	151,067	(137,698)	(91.15% )

Total Raw Materials	4,812,955	677,159	4,135,796	610.76%

Finished Goods	863,168	692,365	170,803	24.67%

Totals	$5,676,123	$1,369,524	$4,306,599	314.46%

Accounts Payable

          Accounts payable was $2,779,164 as of June 30, 2009, an increase of $1,288,270 or 86.41% from $1,490,894 as of March 31, 2009. The increase was primarily related to the inventory purchase made toward the end of the month of June 2009.

Comparison of the Six Months Ended June 30, 2009 and 2008

Revenue

          Revenue for the six months ended June 30, 2009 was $40,237,862, an increase of $9,156,575 or 29.46% from $31,081,287 for the comparable period in 2008. The increase was attributable to the increase in demand in corrugated paper and high-grade offset paper. Revenue from corrugated paper amounted to $19,685,572 (or 48.92% of total revenue) for the six months ended June 30, 2009, representing a $6,920,117 (or 54.21%) increase over the corrugated paper revenue of $12,765,455 for the comparable period in 2008. Revenue from high-grade offset paper amounted to $8,283,864 (or 20.59% of total revenue) for the six months ended June 30, 2009, representing a $2,951,348 (or 55.35%) increase over the high-grade offset paper revenue of $5,332,516 for the comparable period in 2008. Conversely, revenue from medium-grade offset paper for the six months ended June 30, 2009 dropped $3,253,228 to $3,082,795, which represents only 7.66% of the total revenue for the first half of 2009. Revenue from writing paper amounted to $9,185,631 (or 22.83% of total revenue) for the six months ended June 30, 2009, representing an increase of $2,538,338 (or 38.19%) over the writing paper revenue of $6,647,293 for the comparable period in 2008. A summary of these changes is as follows:

	6 Months Ended June 30, 2009	6 Months Ended June 30, 2008	Change	%

Corrugated Paper	$19,685,572	$12,765,455	$6,920,117	54.21%
Medium-grade Offset Paper	3,082,795	6,336,023	(3,253,228)	(51.34)%
High-grade Offset Paper	8,283,864	5,332,516	2,951,348	55.35%
Writing Paper	9,185,631	6,647,293	2,538,338	38.19%

Total Sales Revenue	$40,237,862	$31,081,287	$9,156,575	29.46%

Gross Profit

          Gross Profit for the six months ended June 30, 2009 was $7,305,422, an increase of $1,651,748 or 29.22% from $5,653,674 for the comparable period in 2008. The increase was primarily attributable to the continued growth in corrugated paper and high-grade offset paper. The gross profit margin for the six months ended June 30, 2009 decreased slightly by 0.03% from 18.19% to 18.16%.

Income from operations

          Operating income for the six months ended June 30, 2009, was $6,830,861, an increase of $1,600,960 or 30.61% from $5,229,901 for the comparable period in 2008. The increase was primarily attributable to increased sales and gross profit of our corrugated paper and high-grade offset paper products.

Cost of Sales

          Total cost of sales for the six months ended June 30, 2009, was $32,932,440, an increase of $7,504,827 or 29.51% from $25,427,613 for the comparable period in 2008. The increase in cost of sales is largely in line with the increase proportionately, as our gross profit percentage for the first half of the year remains at roughly 18.2%, almost unchanged from a year ago.

Selling, General and Administrative Expenses

          General and administrative expenses for the six months ended June 30, 2009 were $474,561, an increase of $50,788 or 11.98% from $423,773 for the comparable period in 2008. The increase was primarily attributable to payments of various professional service fees related to our status as a public company.

Net Income

          Net income was $4,773,260 for the six months ended June 30, 2009, an increase of $1,023,435 or 27.29% from $3,749,825 for the comparable period in 2008. The increase was primarily attributable to increased sales revenue and gross profit during the six months ended June 30, 2009.

Accounts Receivable

          Accounts receivable increased 190.46% to $2,737,705 as of June 30, 2009, compared with $942,525 at June 30, 2008. The increase in accounts receivable was in relation to the increased sales volume in the year of 2009, particularly in the last month of the second quarter. We typically collect essentially all of the accounts receivable within 30 days of sales on account. Sales revenue for the month of June was $7,586,245 and $6,176,498 for the years of 2009 and 2008, respectively. The monthly increase of sales in the amount of $1,409,747 from the month of June 2008 to June 2009 provides a major source for the increased balance of $942,525 in accounts receivable as of June 30, 2009.

Inventory

          Inventory consists of raw materials and finished goods. As of the six months ended June 30, 2009, the recorded value of our inventory has increased 107.42% to $5,676,123 from $2,736,524 as of June 30, 2008. A summary of changes in major inventory items is as follows:

	June 30, 2009	June 30, 2008	$ Change	% Change

Raw Materials
Recycled paper boards	$2,867,865	$1,643,388	$1,224,477	74.51%
Pulp	1,445,742	241,567	1,204,175	498.48%
Recycled printed paper	485,979	49,487	436,492	882.03%
Recycled white edge paper	13,369	84,597	(71,228)	(84.20)%

Total Raw Materials	4,812,955	2,019,039	2,793,916	138.38%

Finished Goods	863,168	717,485	145,683	20.30%

Totals	$5,676,123	$2,736,524	$2,939,599	107.42%

          The increase is mainly due to an increase in raw material costs for recycled paper board and pulp. As explained above, the increase in raw materials was caused by a number of factors, including an increase in corrugated paper sales and orders for white card paper that use pulp as main raw materials.

Accounts Payable

          Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $2,779,164 for the six months ended June 30, 2009, a decrease of $4,325,802 or 60.88% from $7,104,966 from exactly a year ago. The decrease was primarily attributable to the surge in inventory stock as of June 30, 2009 as compared to the inventory stock a year ago.

Liquidity and Capital Resources

Overview

          We had net working capital of $5,387,582 at June 30, 2009, an increase of $6,553,377 over a net working capital deficit of ($1,165,795) at December 31, 2008.

Cash and Cash Equivalents

          Our cash and cash equivalents as of the beginning of the six months ended June 30, 2009 was $3,234,418 and increased to $6,664,238 by the end of the period, an increase of $3,429,819 or 106.04% over the base amount at January 1, 2009. The net change in cash and cash equivalents represented an increase of $2,339,024 or 96.09% from $2,434,236 for the comparable period in 2008. The increase over the comparable 2008 balance was primarily attributable to the large cash outflow for the acquisitions of additional machinery and equipments in the second quarter of 2008. We have not had any additions to property, plant and equipment in the year 2009.

Net cash provided by operating activities

          Net cash provided by operating activities was $5,075,708 for the six months ended June 30, 2009, a decrease of $6,315,624 or 55.40% from $11,391,332 for the comparable period in 2008. However, net income increased $1,023,435 or 27.29% from $3,749,825 for the comparable period in 2008. The decrease in cash and cash equivalents, compared to the same period in 2008, is mainly attributable to the increased balance of accounts receivable and inventory.

Net cash used in investing activities

          The Company incurred $ 0 cash expenditure in investing activities during the six months ended June 30, 2009, a decrease of $12,401,234 or 100% from $12,401,234 for the comparable period in 2008. The decrease over the comparable 2008 period was primarily attributable to our acquisition of a new writing paper production line and new paper milling machine calendars. We have not made any major additions to property, plant and equipment in 2009.

Net cash used in financing activities

          Net cash used by financing activities was $1,307,349 during the six months ended June 30, 2009, a decrease of $2,389,379 or (220.80%) from the $1,082,030 cash provided by financing activities, the net cash provided by financing activities for the comparable period in 2008. While we borrowed from our shareholders and obtained additional bank loans during the six months ended June 30, 2008, the only financing activity in 2009 was the pay-off of a short-term loan with Huaxia Bank.

Short term loans

          On January 31, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a loan in the amount of RMB 13,000,000 yuan ($1,899,252 at June 30, 2009). The loan is renewable at maturity and is subject to a 6.372% interest rate. The loan is secured by certain manufacturing equipments of the Company and payable on the maturity date of January 29, 2009. On January 21, 2009 the Company and the Bank renewed the loan agreement for another 12 months and extended the maturity date to January 20, 2010.

          On March 10, 2008, HBOP entered into a loan agreement with Huaxia Bank, Shijiazhuang Branch, for a loan in the amount of RMB 8,500,000 yuan. The loan is renewable and subject to a 9.828% per annum interest rate. The loan is guaranteed by a third party guarantor, Hebei Small-Medium Enterprise Credit Guarantee Service Center, a quasi-governmental agency, and is due and payable on the maturity date of March 5, 2009. On and after March 5, 2009, the Bank granted a grace period to the HBOP for purpose of negotiating for loan renewal. The Company then arranged to receive a one-month bridge loan from Hebei Small-Medium Enterprise Credit Gurantee Service Center to pay off the Huaxia Bank loan. The bridge loan carried a monthly interest of 0.933%. We paid off the bridge loan and accrued interest in the amount of $1,266,557 on April 30, 2009.

          On September 5, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a credit facility in the amount of RMB 6,000,000 yuan ($876,578 at June 30, 2009). The loan is renewable at maturity and subject to an 8.217% interest rate. The loan is due and payable on the maturity date of June 4, 2009. The Company renewed the loan with the bank for another 12-month period on July 1, 2009.

          On January 23, 2009, HBOP entered into a short term credit facility extension agreement with United Commercial Bank (China) Limited, for the extension of a revolving credit facility in the amount of $2,000,000 and a non-revolving import loan of $816,977. The original credit facility agreement was entered into on April 14, 2006 and extended on May 8, 2007. Under the terms of the extension agreement, The loan is collateralized by the Company’s building and land use rights and personally guaranteed by Zhenyong Liu, our Chief Executive Officer. Interest payment is made quarterly and is indexed to a floating interest rate, based upon 5% plus the three-month LIBOR, adjustable every three months. The entire principal of $2,816,977 is due and payable on June 30, 2009. As of date of this From 10-Q, we are still negotiating with the United Commercial Bank (China) Limited to renew the credit facility. The credit facility agreement includes certain covenants that require the Company to maintain (1) the equity to debt (including contingent liabilities) ratio at no less than 50%, and (2) its current ratio at no less than 100%. The Company is in compliance with these covenants as of June 30, 2009.

Long term loan

          On August 12, 2008, HBOP entered into a loan agreement with the Rural Credit Cooperative of Xushui, Dayin Branch, for a loan in the amount of RMB 13,280,000 yuan ($1,940,159 as of June 30, 2009). The loan is guaranteed by an unrelated third party, Hebei Chenyang Industry and Trade Group Co., Ltd., and carries a 0.774% interest rate per month. The loan runs for three years, starting September 16, 2008, and is payable on the maturity date of September 16, 2011.

Shareholder loans

          On December 31, 2006, Zhenyong Liu, our Chief Executive Officer, loaned money to HBOP for working capital purposes, which amounted to RMB 41,970,716 yuan ($6,131,761 as of June 30, 2009). The loan is non-interest bearing and is to be paid in installments of RMB20,000,000 per year, or as otherwise to be negotiated, depending on the liquidity condition of HBOP. On July 24, 2008, Mr. Liu agreed to change the loan term to three years. As such, the loan, as amended, is non-interest bearing and is due on July 23, 2011.

          On August 1, 2008, Shuangxi Zhao, a director of HBOP, loaned money to HBOP for working capital purposes, which amounted to $876,578 as of June 30, 2009. The amount owed bears interest at 7.56% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on July 31, 2011.

          On August 5, 2008, Xiaodong Liu, a member of our Board of Directors, loaned money to HBOP for working capital purposes, which amounted to $1,095,722 as of June 30, 2009. The amount owed bears interest at 7.56% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on August 4, 2011.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-Term Debt Obligations	$7,532,966	$5,592,807	$—	$1,940,159	$—
R&D Project Obligation	—	—	—	—	—
Operating Lease Obligations	394,553	17,536	35,072	35,072	306,873

Total	$7,927,519	$5,610,343	$35,072	$1,975,231	$306,873

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

          On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires, among other things, the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. An entity should apply the requirements under SFAS No. 165 to interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

          On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”). SFAS No.166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. It also eliminates the concept of a "qualifying special-purpose entity." This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

          In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)." SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

          Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Winston C. Yen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2009. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

          Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2009. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

          N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

          As reported on our Current Report on Form 8-K filed with the SEC on May 5, 2009, we issued to Winston C. Yen, our Chief Financial Officer, 5,000 shares of the Company’s common stock as consideration for services rendered.

          As reported on our Current Report on Form 8-K filed with the SEC on June 30, 2009, we issued to Sichenzia Ross Friedman Ference LLP 60,000 shares of the Company’s common stock in part payment of present and past-due legal fees.

          In connection with the foregoing, we relied upon the exemption from securities registration afforded by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act, and transfers of such shares were restricted by Orient Paper in accordance with the requirements of the Securities Act. All of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

ORIENT PAPER, INC.

Dated: August 14, 2009	By:	/s/ Zhenyong Liu

Name: Zhenyong Liu
Title: Chief Executive Officer

Dated: August 14, 2009	By:	/s/ Winston C. Yen

Name: Winston C. Yen
Title: Chief Financial Officer