Form 10-Q
period 2009-09-30
Orient Paper Inc.
filed 2009-11-13
CIK 1358190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,579,425 shares of common stock, $.001 par value, were outstanding as of November 6, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

ORIENT PAPER, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009, AND DECEMBER 31, 2008
(Unaudited)

ASSETS
	As of	As of
	September 30,	December 31,
	2009	2008

Current Assets:
Cash and cash equivalents	$11,542,958	$3,234,419
Restricted cash	260,158	—
Accounts receivable -Trade (net of allowance for doubtful accounts of $56,764 and $0 in 2009 and 2008, respectively)	2,781,415	1,425,899
Other	150	—
Inventories	7,069,798	2,821,063
Prepaid consulting fees and other	59,018	—

Total current assets	21,713,497	7,481,381

Property, Plant, and Equipment:
Building and improvements	9,846,424	9,876,637
Machinery and equipment	47,202,267	47,347,109
Vehicles	543,004	544,670

	57,591,695	57,768,416
Less - Accumulated depreciation and amortization	(15,023,408)	(12,427,735)

Net property, plant, and equipment	42,568,287	45,340,681

Total Assets	$64,281,784	$52,822,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term loans	$5,195,229	$6,858,652
Accounts payable - Trade and accrued liabilities	3,810,761	740,846
Income taxes payable	1,547,007	1,047,678

Total current liabilities	10,552,997	8,647,176

Long-Term Debt, less current portion:
Loan from credit union	1,942,202	1,948,176
Related party notes	4,110,494	8,137,554

Total long-term debt	6,052,696	10,085,730

Total liabilities	16,605,693	18,732,906

Commitments and Contingencies
Stockholders’ Equity:
Common stock, 500,000,000 shares authorized; par value $0.001 per share; 12,496,088 shares and 11,275,497 shares issued and outstanding in 2009 and 2008, respectively	12,496	11,275
Additional paid-in capital	13,695,913	9,598,944
Statutory earnings reserve	3,079,063	3,079,063
Accumulated other comprehensive income	3,494,728	3,592,839
Retained earnings	27,393,891	17,807,035

Total stockholders’ equity	47,676,091	34,089,156

Total Liabilities and Stockholders’ Equity	$64,281,784	$52,822,062

The accompanying notes to financial statements are
an integral part of these balance sheets.

ORIENT PAPER, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Revenues:
Sales, net	$30,548,611	$18,256,309	70,786,472	$49,337,596

Cost of Sales:
Cost of sales	23,369,005	14,731,043	56,223,156	40,044,007
Business tax and surcharges	53,915	89,673	132,204	204,322

Total cost of sales	23,422,920	14,820,716	56,355,360	40,248,329

Gross Profit	7,125,691	3,435,593	14,431,112	9,089,267
Selling, General and Administrative Expenses	491,676	231,116	966,238	654,889

Income from Operations	6,634,015	3,204,477	13,464,874	8,434,378

Other Income (Expense):
Interest income	35,522	34,621	67,464	37,920
Interest (expense)	(208,471)	(139,799)	(624,551)	(373,232)

Total other (expense)	(172,949)	(105,178)	(557,087)	(335,312)

Income before Income Taxes	6,461,067	3,099,299	12,907,788	8,099,066
Provision for Income Taxes	(1,647,468)	(774,825)	(3,320,931)	(2,024,767)

Net Income	4,813,598	2,324,474	9,586,856	6,074,299

Comprehensive Income:
Foreign currency translation adjustment	48,155	223,619	(98,111)	1,963,066

Total Comprehensive Income	$4,861,753	$2,548,093	9,488,745	$8,037,365

Earnings Per Share:
Basic	$0.41	$0.21	$0.84	$0.57

Diluted	$0.41	$0.21	$0.84	$0.57

Weighted Average Number of Shares
Outstanding During the Periods:
Basic (Post reverse split)	11,697,557	11,275,497	11,418,338	10,600,132

Diluted (Post reverse split)	11,716,579	11,275,497	11,424,749	10,600,132

The accompanying notes to financial statements are
an integral part of these statements.

ORIENT PAPER, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	Nine Months Ended
	September 30,

	2009	2008

Cash Flows from Operating Activities:
Net income	$9,586,856	$6,074,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,595,673	2,956,454
Warrant issued for consulting services	17,723	—
Common stock issued for services	27,300	500,000
Changes in net assets and liabilities:
Accounts receivable	(1,355,665)	(750,313)
Inventories	(4,248,735)	(499,031)
Prepaid expenses	(5,851)	(130,000)
Accounts payable - Trade and accrued liabilities	3,069,915	2,065,846
Income taxes payable	499,328	499,918

Net Cash Provided by Operating Activities	10,186,544	10,717,173

Cash Flows from Investing Activities:
Purchases and adjujstments to property, pland, and equipment	176,721	(12,554,348)

Net Cash Provided by (Used in) Investing Activities	176,721	(12,554,348)

Cash Flows from Financing Activities:
Proceeds from related party loans	—	4,304,045
Payments on related party loans	(27,060)	—
Payments on short term loans	(1,663,423)	—
Payments on loan from credit union	(5,974)	—
Proceeds from borrowings on credit facility	—	1,124,413

Net Cash Provided by (Used in) Financing Activities	(1,696,457)	5,428,458

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(98,111)	1,963,066

Net Increase in Cash and Cash Equivalents	8,568,697	5,554,349
Cash and Cash Equivalents - Beginning of Period	3,234,419	622,661
Less: Restricted Cash	(260,158)	—

Cash and Cash Equivalents - End of Period	$11,542,958	$6,177,010

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$503,093	$373,232

Cash paid for income taxes	$275,497	$1,729,172

The accompanying notes to financial statements are
an integral part of these statements.

ORIENT PAPER, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

On October 29, 2007, the Company entered into an Agreement and Plan of Merger between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation, and wholly owned subsidiary of the Company; DZH Limited; and the stockholders of DZH Limited. Under the terms of the Agreement and Plan of Merger, the Company issued to the stockholders of DZH Limited 7,450,497 (post reverse split) shares of the Company’s common stock, par value $.001, in exchange for all of the issued and outstanding shares of stock of DZH Limited (50,000 shares).

In May 2008, the Company issued 1,250,000 (post reverse split) shares of common stock to three consultants for services rendered during the year ending December 31, 2008, valued at $500,000.

On May 10, 2009, the Company issued 1,250 (post reverse split) shares of common stock to its CFO as compensation with a fair value of $900. No cash was received as a result of the issuance of common stock.

On June 24, 2009, the Company issued 15,000 (post reverse split) shares of common stock for legal fees with a fair value of $26,400. No cash was received as a result of the issuance of common stock.

On July 23, 2009, the Company issued a two-year warrant to purchase 25,000 (post reverse split) shares of the Company’s common stock at $4.00 (post reverse split) per share as an incentive for certain consulting services. The value of the warrant was determined to be $70,890, and has an amortization period of 12 months. No cash was received from the issuance of the warrant.

On August 31, 2009, Mr. Zhenyong Liu, Chairman and CEO of the Company, converted $4,000,000 of his loan to the Company into 1,204,341 (post reverse split) shares of common stock. No cash was paid for the conversion of the $4,000,000 loan.

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
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

Hebei Baoding Orient Paper Milling Company Limited (“HBOP”) was organized on March 3, 1996, under the laws of the Peoples Republic of China (“PRC”). HBOP engages mainly in the production and distribution of products such as corrugating medium paper, offset paper, writing paper, and blueprint paper. The Company also has the capability to produce other paper and packaging-related products, such as plastic paper and craft paper. HBOP uses recycled paper as its primary raw material.

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

On October 29, 2007, Orient Paper entered into an Agreement and Plan of Merger (see Note (7)) with (i) a wholly owned subsidiary of Orient Paper, CARZ Merger Sub, Inc., (ii) DZH Limited, and (iii) each of DZH Limited shareholders (Zhenyong Liu, Xiaodong Liu, Chen Li, Ning Liu, Jie Liu, Shenzhen Huayin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Victory High Investment Limited, Think Big Trading Limited, Huge Step Enterprises Limited, and Sure Believe Enterprise Limited).

Pursuant to the agreement and plan of merger, DZH Limited merged with CARZ Merger Sub, Inc. via a share exchange, with DZH Limited as the surviving entity. In exchange for their shares in DZH Limited, the DZH Limited shareholders received an aggregate of 7,450,497 (post reverse split) newly issued shares of Orient Paper’s common stock, $.001 par value, which were distributed pro ratably among the DZH Limited shareholders in accordance with their respective ownership interests in DZH Limited.

As a result of the merger transaction, DZH Limited became a wholly owned subsidiary of Orient Paper, which, in turn, made Orient Paper the indirect owner of DZH Limited’s operating company subsidiary, HBOP, pursuant to the terms of the trust agreement. HBOP, the entity through which the Company operates its business currently, has no subsidiaries, either wholly or partially owned.

Prior to the completion of the reverse merger, Orient Paper only had limited operations (since its incorporation on December 9, 2005). On December 21, 2007, the name of the Company was changed from Carlateral, Inc. to Orient Paper, Inc. in order to better reflect the current business plan subsequent to the reverse merger.

To ensure proper compliance with certain PRC regulations related to the Company’s control over the ownership and operations of HBOP, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with HBOP and the original shareholders of HBOP via wholly owned subsidiaries Shengde Holdings, Inc. (“Shengde Holdings,” a Nevada corporation) and Baoding Shengde Paper Co., Ltd.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(“Baoding Shengde,” a wholly foreign-owned enterprise in the PRC with a registered capital of $10,000,000. Baoding Shengde is 100 percent owned by Shengde Holdings.) The Contractual Agreements include (i) an Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business, and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80 percent of HBOP’s total annual net profits; (ii) a Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to the original shareholders of HBOP in exchange for each shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of HBOP; (iii) a Call Option Agreement, which generally provides, among other things, that the original shareholders of HBOP irrevocably grant to Baoding Shengde an option to purchase all or part of each shareholder’s equity interest in HBOP. The exercise price for the options shall be RMB1 for each of the shareholders’ equity interests; (iv) a Share Pledge Agreement, which provides that the original shareholders of HBOP will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other management agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that the HBOP shareholders breach their obligations under the loan agreement or HBOP fails to pay the service fees to Baoding Shengde pursuant to the exclusive technical service and business consulting agreement; and (v) a Proxy Agreement, which provides that the HBOP shareholders shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such shareholder’s rights at any shareholder’s meeting of HBOP or with respect to any shareholder action to be taken in accordance with the laws and HBOP’s Articles of Association. The terms of the agreement are binding on the parties for as long as the HBOP shareholders continue to hold any equity interest in HBOP. An HBOP shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde.

Given that prior to June 25, 2009, DZH Limited was considered to have acquired Orient Paper by a reverse merger through an Agreement and Plan of Merger (see Note 7), with its stockholders having voting control of Orient Paper; and that after June 24, 2009, the Company through its subsidiary (Baoding Shengde) continues to effectively control HBOP under the operations of the Contractual Agreements, the accompanying financial statements and related disclosures in the notes to financial statements present the financial position as of September 30, 2009, and December 31, 2008, and the operations for the three months and nine months ended September 30, 2009, and 2008, of all of its subsidiaries and HBOP under the name of Orient Paper. The reverse merger has been recorded as a recapitalization of Orient Paper, with the consolidated net assets of DZH Limited, Shengde Holdings, Baoding Shengde and its wholly owned operating subsidiary HBOP, and net assets Orient Paper brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

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

The accompanying interim financial statements and related notes included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly Orient Paper’s financial position as of September 30, 2009, and December 31, 2008, and the results of its operations and cash flows for the three months and nine months ended September 30, 2009, and 2008. The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for future quarters or the year ending December 31, 2009.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Foreign Currency Translation

Orient Paper accounts for foreign currency translation pursuant to Topic 830, Foreign Currency Matters, of the Accounting Standards Codification (the “ASC”) of the Financial Accounting Standards Board (the “FASB”). Orient Paper’s functional currency is the Chinese Yuan Renminbi (“RMB”). Under ASC 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of Orient Paper are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and December 31, 2008, and revenues and expenses for the three months and nine months ended September 30, 2009, and 2008. Actual results could differ from those estimates made by management.

Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates, and operating conditions in the PRC under its various laws and restrictions.

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

Accounts Receivable

Trade accounts receivable are recorded upon shipment of products to customers, and generally are due under the terms of net 30 days. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

expense results, and current economic conditions using factors based on the aging of its accounts receivable. Additionally, Orient Paper may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of September 30, 2009, and December 31, 2008, the balance of the allowance for doubtful accounts was $56,764 and $0, respectively. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

Inventories

Inventories consist principally of raw materials (e.g., used paper and pulp paper) and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead.

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

Long-Lived Assets

Orient Paper evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. For the three months and nine months ended September 30, 2009, and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Fair Value of Financial Instruments

Orient Paper estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Orient Paper could realize in a current market exchange. As of September 30, 2009, and December 31, 2008, Orient Paper’s financial instruments approximated fair value to do the nature and maturity of such instruments.

Statutory Reserves

The laws and regulations of the PRC require that before an enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

the discretion of the Board of Directors, to the statutory reserves. The statutory reserves include a surplus reserve fund and a common welfare fund. These statutory reserves represent restricted retained earnings.

Surplus Reserve Fund

Orient Paper is required to transfer 10 percent of the current year net income of HBOP, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50 percent of HBOP’s registered capital. As of September 30, 2009, such registered capital is in the amount of RMB 75,030,000 Yuan, or USD $10,973,148.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months and nine months ended September 30, 2009, and 2008, Orient Paper did not make a transfer to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholdings or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issuance is not less than 25 percent of the registered capital.

Common Welfare Fund

Orient Paper is required to transfer 5 percent to 10 percent of the net income of HBOP, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund on an annual basis. For the three months and nine months ended September 30, 2009, and 2008, Orient Paper did not make a transfer to this fund. This fund can only be utilized on capital items for the collective benefit of Orient Paper’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividends to shareholders.

Revenue Recognition Policy

Orient Paper recognizes revenues when goods are shipped, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of Orient Paper exist, and collectability is reasonably assured. Orient Paper is required to collect a three percent value-added-tax (“VAT”) on each sale. Gross revenues do not include this VAT which is remitted to the government quarterly.

Advertising

Orient Paper expenses advertising and promotion costs as incurred. The Company incurred $219 and $ 0 in advertising and promotion costs for the three months ended September 30, 2009, and 2008, respectively. The Company incurred $438 and $0 in advertising and promotion costs for the nine months ended September 30, 2009, and 2008, respectively.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same depreciation methods employed for property and equipment or over the term of the related lease, if shorter.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Income Taxes

Orient Paper accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Comprehensive Income (Loss)

Orient Paper presents comprehensive income (loss) in accordance with ASC 25, “Comprehensive Income.” ASC 25 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the three months and nine months ended September 30, 2009, and 2008, the only components of comprehensive income were the net income for the periods, and the foreign currency translation adjustments.

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

Share-Based Compensation

The Company uses the fair value recognition provision of ASC 718, “Compensation-Stock Compensation,” which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments. The Company uses the Black-Scholes option pricing model to calculate the fair value of any equity instruments on the grant date.

The Company also uses the provisions of ASC 505-50, “Equity Based Payments to Non-Employees,” to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

(2) Inventories

Raw material inventory includes mainly recycled paper and pulp. Finished goods include mainly products of offset paper and corrugating medium paper. Inventories consisted of the following as of September 30, 2009, and December 31, 2008:

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

	September 30,	December 31,
	2009	2008

Raw Materials-
Recycled paperboard	$4,875,573	$797,806
Pulp	12,744	914,061
Recycled printed paper	41,342	277,739
Recycled whilte edge paper	1,069,419	389,151
Coal	305,733	—

Total raw materials	6,304,811	2,378,757
Finished Goods	764,987	442,306

Total Inventories	$7,069,708	$2,821,063

(3) Loans Payable

Orient Paper had the following loans payable as of September 30, 2009, and December 31, 2008:

	September 30,	December 31,
Description	2009	2008

Working capital loan provided by Industrial & Commercial Bank of China, secured by certain manufacturing equipment of the Company. Interest is payable monthly at the fixed rate of 6.372 percent per annum. The entire principal amount is due at maturity on January 20, 2010. Renewable upon maturity.	$1,901,252	$1,907,100

Loan payable to Huaxia Bank, guaranteed by a third party guaranty company with a guaranty fee of 2.4 percent of the outstanding balance payable to the guaranty company. Interest is payable monthly at 9.828 percent per annum. the bank granted the Company a one-month grace period for negotiating interest rates and terms for renewing the loan. The Company subsequently decided not to renew the Huaxia Bank loan and arranged for the guaranty company to provide the Company with a one-month bridge loan to pay off the bank loan in April 2009. The guaranty company bridge loan carried interest at 0.933 percent per month. The Company paid off the bridge loan on April 30, 2009.

	—	1,246,950

Working capital loan provided by Industrial & Commercial Bank of China, secured by certain manufacturing equipment of the Company. Interest is payable monthly at the fixed rate of 6.372 percent per annum. The entire principal amount is due at maturity on January 20, 2010. The note is renewable upon maturity.	877,501	880,200

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Short-term credit facility provided by the United Commercial Bank (China) Limited (“UCB china”), including a revolving credit facility of $2,000,000 and a non-revolving import loan facility of $816,976. The credit facility is secured by the Company’s building, land use rights, and equipment, and is personally guaranteed by the Company’s Chief Executive Officer and Director. Interest is paid monthly with a floating rate indexed to 5 percent plus the three-month LIBOR rate, adjusted every three months, and was 5.298 percent per annum on September 30, 2009. The original due date of the loan was January 23, 2009, and was extended to June 30, 2009, via a Short-Term Credit Facility Extension Agreement. On August 20, 2009, the Company and UCB China entered into a Short-Term Loan Deferred Payment Agreement (the “Deferred Payment Agreement”). Under the Deferred Payment Agreement, the Company agreed to repay the principal amount according to a payment schedule during the period from August 31, 2009, through June 30, 2010. See additional details below related to the payment schedule.

	2,416,476	2,824,402

Loan payable to Rural Credit Cooperative of Xushui County, guaranteed by an unrelated party company. The entire amount is due and payable at maturity on September 16, 2011. Interest is paid monthly at the rate of 0.774 percent per month.	1,942,202	1,948,176

Total loans payable	7,137,431	8,806,828

Less - Current portion	(5,195,229)	(6,858,652)

Total loans payable - Long-term portion	$1,942,202	$1,948,176

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

As explained above, on August 20, 2009, the Company and UCB China entered into a Deferred Payment Agreement. Under the Deferred Payment Agreement, the Company agreed to repay the principal amount of the loan according to the following payment schedule:

-	$400,000 on August 31, 2009
-	All the accrued interest as of August 31, 2009 on September 15, 2009
-	$400,000 on September 30, 2009
-	$200,000 on October 31, 2009
-	$300,000 on November 30, 2009
-	$300,000 on December 31, 2009
-	$200,000 on January 31, 2010
-	$200,000 on February 28, 2010
-	$200,000 on March 31, 2010
-	$200,000 on April 30, 2010
-	$200,000 on May 31, 2010
-	$216,476.39 on June 30, 2010

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

As of September 30, 2009, Orient Paper’s United Commercial Bank (China) Limited credit facility had a maximum borrowing level of $2,416,476, which left zero in borrowing capacity. The average short-term borrowing rates for the nine months ended September 30, 2009, and 2008, were approximately 6.27 percent and 7.46 percent, respectively. The credit facility agreement includes certain covenants that require the Company to maintain (1) the debt to equity (including contingent liabilities) ratio at no less than 50 percent, and (2) its current ratio at not less than 100 percent. The Company was in compliance with these covenants as of September 30, 2009.

Future maturities of loans payable, excluding lease obligations, were as follows as of September 30, 2009:

September 30,	Amount

2010	$5,195,229
2011	—
2012	1,942,202
Thereafter	—

Total	$7,137,431

(4) Concentrations and Major Suppliers

For the three months ended September 30, 2009, Orient Paper had three major suppliers, which primarily accounted for 44 percent, 32 percent, and 11percent of total purchases. For the nine months ended September 30, 2009, the same major supplies accounted for 36 percent, 33 percent, and 10 percent of total purchases. The Company does not believe that it is subject to any material risk related to customer concentrations. For the three months and nine months ended September 30, 2009, the largest customer accounted for only 7.44 percent and 5.03 percent respectively, of the total sales during the periods.

(5) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land at its location from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,537. This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

September 30,	Amount

2010	$17,537
2011	17,537
2012	17,537
2013	17,537
2014	17,537
Thereafter	302,522

Total operating lease payments	$390,207

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Environmental Remediation

In accordance with the real estate lease, Orient Paper will be obligated to return the land to its condition prior to the lease. As such, Orient Paper will accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. Orient Paper has not obtained an estimate for those costs, but management believes that any such costs that should be accrued were not material as of September 30, 2009, and December 31, 2008.

The 2008 Consulting Agreements

On January 1, 2008, Orient Paper entered into three separate written Consulting Agreements (the “2008 Consulting Agreements”) with third party individuals to provide consulting services during the year of 2008. The 2008 Consulting Agreements could be terminated at any time by the parties with or without cause, effective upon a written 30-day notice. However, termination by Orient Paper did not waive the obligation of the Company to pay the consultants. Consulting services under the agreements principally commenced January 1, 2008, and consisted of various accounting, legal, and regulatory matters. The consultants further agreed that compensation, which amounted to at least $500,000 in aggregate under the 2008 Consulting Agreements, could be paid by the Company by issuing restricted shares of common stock under the terms mutually agreed upon by both parties at a future date. For the year ended December 31, 2008, $500,000 of consulting expense was recorded for services rendered by the three consultants with the issuance of 1,250,000 (post reverse split) shares of common stock of the Company.

Commitments to Barron Partners, LP

On June 25, 2009, (the “Closing”) the Company entered into a Purchase and Sale Agreement and an Escrow Agreement with Xushui District Dongfang Trading Limited Company (“Xushui Dongfang”), Barron Partners, LP, el at (“Barron Partners”) and Sichenzia Ross Friedman Ference LLP (“SRFF”) as escrow agent. Barron Partners purchased 500,000 (post reverse split) shares of the Company’s common stock from Xushui Dongfang pursuant to the Purchase and Sale Agreement. As an inducement for Barron Partners’ purchase and to facilitate the Company’s effort to establish an expense fund in the United States using $500,000 of Xushui Dongfang’s sales proceeds, the Company agreed to undertake the following obligations:

i.

execute the relevant instruments prior to Closing in order that the Company may comply with The Interim Regulation on Merger and Acquisition of Domestic Enterprises by Foreign Investors , promulgated on August 8, 2006 and effective as of September 8, 2006;

ii.

make payment of $500,000 or the Renminbi (Chinese currency) equivalent of the same representing the amount of sales proceeds of Xushui Dongfang that was escrowed by the escrow agent directly to Xushui Dongfang;

iii.	appoint a “Big 10” accounting firm as its independent auditor within six (6) months of the date of Closing;

iv.	provided the Company is eligible, apply to list its common stock on the AMEX Stock Exchange within three (3) months of the Closing;

v.	issue or cause to be issued to SRFF 15,000 (post reverse split) shares of common stock of the Company in part payment of its past legal fees;

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

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

At Closing, $500,000 of Xushui Dongfang’s sales proceeds was transferred to an escrow account. On June 25, 2009, the Company made a payment in the amount of RMB 3,416,550 (approximately $500,000) to Xushui Dongfang and acquired the beneficial interest of the escrowed fund of $500,000 as of the date of such payment. Pursuant to the Escrow Agreement, any disbursement of the escrowed fund is limited to the payments for the Company’s legal, audit and investor relations fees. As of September 30, 2009, the escrowed fund was presented as restricted cash on the balance sheet with the remaining balance in the amount of $260,158.

See Note (7) for details of the issuance of 15,000 (post reverse split) shares of common stock to SRFF on June 24, 2009.

(6) Related Party Transactions

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to HBOP for working capital purposes, which amounted to RMB 41,970,716 Yuan as of June 30, 2009. On July 24, 2008, the Chief Executive Officer of the Company agreed to change the term of the loan from payable on demand to a period of three years, maturing on July 23, 2011, and with no stated interest. On August 31, 2009, the Company, HBOP, and our Chief Executive Officer entered into a tri-party Debt Assignment and Assumption Agreement, under which the Company agreed to assume $4,000,000, or RMB 27,364,800 Yuan, of HBOP’s debt owed to our Chief Executive Officer. Concurrently with the assumption, the Company and our Chief Executive Officer agreed to convert the $4,000,000 into equity of the Company at $3.32132 (post reverse split) per share. Accordingly, the Company issued 1,204,341 (post reverse split) shares of restricted common stock to our Chief Executive Officer on August 31, 2009. As of September 30, 2009, HBOP’s remaining loan balance payable to our Chief Executive Officer was $2,136,117.

On August 1, 2008, a member of the Board of Directors of HBOP loaned money to the Company for working capital purposes which amounted to $877,501 and $880,200 as of September 30, 2009, and December 31, 2008, respectively. The amount owed bears interest at 7.56 percent per annum and is due on July 31, 2011.

On August 5, 2008, a member of the Board of Directors of Orient Paper loaned money to the Company for working capital purposes which amounted to $1,096,876 and $1,100,250 as of September 30, 2009, and December 31, 2008, respectively. The amount owed bears interest at 7.56 percent per annum and is due on August 4, 2011.

(7) Common Stock

On December 16, 2006, Orient Paper issued 1,750,000 (post reverse split) shares of its common stock for proceeds of $7,000.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

On December 24, 2006, Orient Paper issued 825,000 (post reverse split) shares of its common stock for proceeds of $16,500.

On October 29, 2007, Orient Paper entered into an Agreement and Plan of Merger (the “Merger Agreement”) between Orient Paper; CARZ Merger Sub, Inc., a Nevada corporation, and wholly owned subsidiary of Orient Paper; DZH Limited; and the stockholders of DZH Limited. Under the terms of the Merger Agreement, Orient Paper issued to the stockholders of DZH Limited 7,450,497 (post reverse split) shares of Orient Paper’s common stock, par value $0.001, in exchange for all of the issued and outstanding shares of stock of DZH Limited (50,000 shares). The shares of common stock of Orient Paper were issued without registration under the Securities Act of 1933, and were distributed pro rata among the stockholders of DZH Limited in accordance with their respective ownership interests in DZH Limited immediately before completion of the merger transaction. As a result of the Merger Agreement, DZH Limited merged with CARZ Merger Sub, Inc., with DZH Limited as the surviving entity. As such, DZH Limited became a wholly owned subsidiary of Orient Paper, which in turn, made Orient Paper the indirect owner of DZH Limited’s operating subsidiary, HBOP, pursuant to the terms of a trust agreement between DZH Limited and the original shareholders of HBOP.

On December 21, 2007, by a majority vote of the stockholders of Orient Paper, the amount of authorized common stock, par value $0.001 per share, was increased from 75,000,000 shares to 500,000,000 shares. In addition, Orient Paper eliminated preemptive rights to acquire unissued shares of its common stock.

On April 23, 2008, Orient Paper established a 2008 Equity Incentive Plan (“Equity Incentive Plan”), granted to individuals who were affiliates of Orient Paper. As part of this Equity Incentive Plan, Orient Paper registered with the SEC 1,250,000 (post reverse split) shares of its common stock, at a proposed maximum offering price of $3 (post reverse split) per share.

On May 15, 2008, the Company issued to three consultants 1,250,000 (post reverse split) shares of common stock for services rendered and to be rendered during the year 2008 with a value of $500,000.

On May 1, 2009, the Company entered into a loanout agreement under which Winston C. Yen was appointed as the Chief Financial Officer of the Company. As part of the compensation, the Company is to issue 5,000 (post reverse split) shares of common stock to Mr. Yen within the initial one-year term of employment, with 1,250 (post reverse split) shares vesting quarterly starting May 10, 2009. The Company issued the first 1,250 (post reverse split) shares on May 11, 2009.

On June 24, 2009, the Company entered into an escrow agreement (see Note (5) for details of the escrow agreement) with Xushui District Dongfang Trading Limited Company, Sichenzia Ross Friedman Ference LLP (“SRFF”) and Barron Partner, LP et al to establish an escrow fund of $500,000 for the purposes of paying for its U.S. legal, audit and IR costs. In connection with the first payment of past legal fees out of the escrow fund, the Company issued 15,000 (post reverse split) shares of common stock to SRFF as part payment for certain past legal services.

On July 23, 2009, the Company’s Board of Directors resolved to approve the issuance of a two-year warrant to purchase 25,000 (post reverse split) shares of the Company’s common stock at the price of $4.00 (post reverse split) per share as an incentive payment to CCG Investor Relations Partners LLC as part compensation for their investor relations services over a period of 12 months. The warrant has a “cashless” exercise provision and a piggyback registration right. The fair value of the warrant was determined to be approximately $70,890 using the Black-Scholes option pricing model and is amortized over the period of 12 months.

See Note (11), Subsequent Events, for details of the reverse stock split and issuance of shares in the October 7, 2009, private placement transaction.

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

(8) Income Taxes

On March 16, 2007, the National People’s Congress in China passed the New Enterprise Income Tax Law effective January 1, 2008. Orient Paper’s Enterprise Income Tax rate is 25% effective January 1, 2008. The provisions for income taxes for the nine months ended September 30, 2009, and 2008, were as follows (25% effective tax rate):

	2009	2008

Current Tax Provision:
National and local-	$3,320,931	$2,024,767

Total current tax provision	$3,320,931	$2,024,767

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

(10) Recent Accounting Pronouncements

In December 2007, the FASB issued a new standard to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. It also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The standard is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued a new standard to enhance required disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, this new standard requires:

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

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

This standard is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 28, 2009, the FASB issued a new standard and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires, among other things, the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. An entity should apply the requirements under SFAS No. 165 to interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued a new standard to eliminate the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. It also requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This standard is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued a new standard to improve financial reporting by companies involved with Variable Interest Entities (“VIEs”) and to provide additional disclosures about the involvement with VIEs and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a VIE affects the reporting entity’s financial statements. This standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretative releases of the SEC are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates. These changes and the Codification do not change GAAP. The Company adopted the changes resulting from the Codification, effective September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s results of operations, financial position or notes to financial statements.

(11) Subsequent Events

Reverse Stock Split

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

On September 21, 2009, the Board of Directors and majority shareholders of the Company approved an amendment to the Articles of Incorporation of the Company to effect a one-for-four (1:4) reverse split of the issued and outstanding shares of the Company’s common stock without changing the par value of the stock (“Reverse Split”). At the time of the Reverse Split, holders of outstanding shares of common stock receive one share of post-Reverse Split common stock for each four shares of pre-Reverse Split common stock held as of the close of business on the date the Amendment is filed. No fractional shares of common stock will be issued in connection with the Reverse Split. All fractional share amounts resulting from the Reverse Split will be rounded up to the next whole new share. The Reverse Split became effective on November 5, 2009. The accompanying financial statements and related notes thereto have been adjusted to reflect the impact of this reverse stock split.

Consulting Agreement with Chinamerica Holdings Ltd.

On August 15, 2009, The Company entered into a Consulting Agreement with Chinamerica Holdings, Ltd. (“CA”) to appoint CA as an exclusive consultant to the Company for providing various advisory services relating to capitalization strategy, upgrading the Company’s stock listing and financial communication and assisting the Company in a $5,000,000 private placement transaction that was closed on October 7, 2009 (see “October 2009 Private Placement” below for details of the private placement). In consideration of the services and upon completion of the private placement, the Company agreed to issue 282,294 (post reverse split) shares of common stock to CA. The Company’s Board of Directors passed a resolution on November 11, 2009 to issue these shares, of which 225,835 (post reverse split) shares are allocated to cots of issuing stock with respect to the private placement and 56,459 (post reverse split) shares are allocable to other consulting services, which fair value is expensed and amortized over the period from August 15, 2009 to December 31, 2009. As of September 30, 2009, the Company has accrued consulting expense in the amount of $125,929 pursuant to the above allocation.

October 2009 Private Placement

On October 7, 2009, the Company entered into a Securities Purchase Agreement with Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”) to sell to the Buyers 2,083,333 (post reverse split) shares of the Company’s common stock for an aggregate purchase price of $5,000,000 (the “Private Placement”). The Private Placement was closed on October 7, 2009.

In connection to the Private Placement, the Company agreed to deposit $300,000 of the proceeds in escrow to pay the expenses of a public relations and investor relations campaign of a design and type satisfactory to a representative of the Buyers. The Company also agreed to deposit $2,000,000 of the proceeds in escrow on account of the Company appointing a Board of Director comprising a majority of independent Board of Directors acceptable to the Buyers. In addition, the Company agreed to reimburse Access America Investments, Inc. $100,000 in transactional expenses from the proceeds of the Private Placement. As of November 9, 2009, the escrow agent has released the $300,000 and $2,000,000 holdback to the Company according to related provisions of the escrow agreement.

Make Good Securities Escrow Agreement

In connection with the Private Placement and on October 7, 2009, the Company entered into a Make Good Securities Escrow Agreement with the Buyers and Mr. Zhenyong Liu, the Company’s Chief Executive Officer and a major shareholder. As an inducement for the Buyers to enter and consummate the Private Placement, Mr. Liu agreed to place 750,000 (post reverse split) shares of common stock (the “Escrow Shares”) into escrow for the benefit of the Buyers in the event the Company fails to achieve the following financial performance thresholds for the 12-month periods ended December 31, 2009 (“2009”) and December 31, 2010 (“2010”):

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

          (a) If Net Income for 2009 shall be at least ten per cent (10%) less than the 2009 Performance Threshold, then (x) the 2009 Escrow Shares (defined below) shall be distributed on a pro rata basis to the Buyers based on the number of shares of common stock purchased by each Buyer pursuant to the Securities Purchase Agreement, and (y) within five (5) business days after March 31, 2010, the Company shall order the escrow agent to issue and deliver the 2009 Escrow Shares to each Buyer on a pro rata basis. “2009 Escrow Shares” shall be number of Escrow Shares equivalent to the percentage by which the Company missed the 2009 Performance Threshold. For example, if the Company were to miss the 2009 Performance Threshold by 15%, the 2009 Escrow Shares shall comprise 112,500 (post reverse split) shares of common stock.

          (b) If Net Income for 2010 shall be at least ten per cent (10%) less than the 2010 Performance Threshold, then (x) the 2010 Escrow Shares (defined below) shall be distributed on a pro rata basis to the Buyers based on the number of shares of common stock purchased by each Buyer pursuant to the Securities Purchase Agreement, and (y) within five (5) business days after March 31, 2011, the Company shall order the escrow agent to issue and deliver the 2010 Escrow Shares to each Buyer on a pro rata basis. “2010 Escrow Shares” shall be the number of Escrow Shares equivalent to the percentage by which the Company missed the 2010 Performance Threshold. For example, if the Company were to miss the 2010 Performance Threshold by 25%, the 2010 Escrow Shares shall comprise 187,500 (post reverse split) shares of Common Stock. The 2009 Performance Threshold shall equal or exceed the Company’s 2009 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $10,000,000 and the 2010 Performance Threshold shall equal or exceed the Company’s 2010 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $18,000,000.

Registration Rights Agreement

In connection with the Private Placement and on October 7, 2009, the Company entered into a Registration Rights Agreement with the Buyers. Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC a registration statement on Form S-1 covering the resale of all of the 2,083,333 (post reverse split) shares of common stock sold to the Buyers within 90 days of the closing of the Financing.

The Company shall use its commercially reasonable efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than the earlier of (i) 180 days after the closing (ii) 5 business days after the Company learns that no review of the registration statement will be made by the staff of the SEC or that the staff of the SEC has no further comments on the registration statement provided that in the event that the Company is unable to register for resale under Rule 415 all of the Buyers’ shares of common stock due to limits imposed by the SEC’s interpretation of Rule 415, then the Company shall be obligated to include in such registration statement only such limited portion of shares as the SEC shall permit. The Company is obligated to file one or more subsequent registration statements to register the rest of the shares until all the Buyers’ shares of common stock are registered, pursuant to the provisions of the Registration Rights Agreement; provided that the Company’s obligation to file subsequent registration statements shall cease on the first anniversary of the closing date of the Financing. Each Buyer’s shares shall be registered in the subsequent registrations on a pro rata basis.

If a registration statement is (A) not filed with the SEC on or before the respective filing deadline (a “Filing Failure”) or (B) not declared effective by the SEC as aforesaid, (an “Effectiveness Failure”) or (ii) on any day after the respective dates of effectiveness sales of all the shares included on such registration statement cannot be made because of a failure to keep such registration statement effective, to disclose such information as is necessary for sales to be made pursuant to such registration statement, to register a sufficient number of shares of common stock or to maintain the listing of the common stock (a “Maintenance Failure”) then, as partial relief for the damages to any holder by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (A) the Company shall pay to each holder of shares relating to such registration statement an amount in cash equal to two percent (2.0%) of the aggregate Purchase Price (as such term is defined in the Securities Purchase Agreement) of such Buyer’s shares included in such Registration Statement on each of the following dates: (i) the day of a Filing

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009, AND 2008
(Unaudited)

Failure; (ii) the day of an Effectiveness Failure; and (iii) the initial day of a Maintenance Failure; and (B) the Company shall pay to each holder of shares relating to such Registration Statement an amount in cash equal to one percent (1.0%) of the aggregate Purchase Price of such Buyer’s shares included in such Registration Statement on each of the following dates: (i) on the thirtieth day after the date of a Filing Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Filing Failure is cured; (ii) on the thirtieth day after the date of an Effectiveness Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; and (iii) on the thirtieth day after the date of a Maintenance Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured. Defaults in the said payments shall bear interest at the rate of one and one-half percent (1.5%) per month (prorated for partial months) until paid in full.

Lock-Up Agreement

In connection with the Private Placement and on October 7, 2009, Mr. Zhenyong Liu and the Company entered into a Lock Up Agreement. Under the Lock-Up Agreement, Mr. Liu agreed that he would not offer, sell, contract to sell, assign, transfer, hypothecate, pledge or grant a security interest in, or otherwise dispose of, or enter into any transaction which is designed to, or might reasonably be expected to, result in the disposition of (whether by actual disposition or effective economic disposition due to cash settlement or otherwise, directly or indirectly) (each, a “transfer”), any of the shares of the Company’s common stock that he presently owns or may acquire after the date of the agreement (“Lock-Up Shares”) and shall not transfer such shares until a date that is twelve (12) months following the closing date under the Securities Purchase Agreement (the “Period”), unless (i) the Buyers, who are holders of at least 75% of the shares of common stock purchased under the Securities Purchase Agreement at the time of the purported transfer within the Period, consent to the same, such consent not to be unreasonably withheld, or (ii) all or any part of such Lock-Up Shares are transferred pursuant to that Make Good Securities Escrow Agreement.

Employee Stock Option Plan

The Company agreed to enact an employee stock option plan for its directors and employees and certain key members of management covering options to purchase 375,000 (post reverse split) shares of common stock of the Company at an exercise price of $2.40 (post reverse split) per share. The options to purchase such shares shall vest in three equal installments on each of the first, second and third anniversary of the grant.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “Orient Paper,” “ORPN,” “the Company,” “we,” “our,” “us,” and the Company’s wholly owned subsidiary, “HBOP,” refer to Orient Paper, Inc.

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

Results of Operations

Three Months Ended September 30, 2009, Versus September 30, 2008

Revenue

Revenue for the three months ended September 30, 2009 was $30,548,611, an increase of $12,292,302 or 67.33 % from $18,256,309 for the comparable period in 2008. Revenue from corrugating medium paper amounted to $10,296,397 (or 33.70% of total revenue) for the three months ended September 30, 2009, representing a $2,082,815 (or 25.36%) increase over the corrugating medium paper revenue of $8,213,582 for the comparable period in 2008.

Revenue from medium-grade offset printing paper amounted to $14,142,834 (or 46.30% of total revenue) for the three months ended September 30, 2009, representing a $11,560,464 (or 447.67%) increase over the medium-grade offset printing paper revenue of $2,582,370 for the comparable period in 2008. On the other hand, revenue from high-grade offset printing paper for the three months period ended September 30, 2009 dropped $569,253 to $2,257,679, which represents only 7.39% of the total revenue for the third quarter of 2009. Similarly, revenue from writing paper amounted to $2,009,085 (or 6.58% of total revenue) for the three months ended September 30, 2009, representing a decrease of $2,624,340 (or 56.64%) over the writing paper revenue of $4,633,425 for the comparable period in 2008. We also produced 2,269 tons of white card paper (ivory paper) for $1,842,616 (or 6.03% of total revenue) in July 2009 at the special order of a customer. A summary of these changes is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008		Change in		Percentage Change in
Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	37,948	$10,296,397	19,099	$8,213,582	18,849	$2,082,815	98.69%	25.36%

Medium-Grade Offset Printing Paper	21,043	$14,142,834	3,088	$2,582,370	17,955	$11,560,464	581.44%	447.67%

High-Grade Offset Printing Paper	2,409	$2,257,679	2,530	$2,826,932	(121)	$(569,253)	(4.78)%	(20.14)%

Writing Paper	3,828	$2,009,085	6,291	$4,633,425	(2,463)	$(2,624,340)	(39.15)%	(56.64)%

White Card Paper	2,269	$1,842,616	—	$—	2,269	$1,842,616	100.00%	100.00%

Total Revenue	67,497	$30,548,611	31,008	$18,256,309	36,498	$12,292,302	117.68%	67.33%

During the three months ended September 30, 2009, we sold 37,948 tons of corrugating medium paper and 21,043 tons of medium-grade offset printing paper, which in aggregate accounted for 87.40% of our total product quantities sold for the quarter. Total quantities sold for the quarter ended September 30, 2009, amounted to 67,497 tons, representing a 117.71% increase over the comparative period in year 2008. While sales of corrugating medium paper still remain strong due to a healthy level of manufacturing activities around the region of Northern China, the demand for our medium-grade offset printing paper, which primary use is for monochrome printing materials, including school textbooks, grew even faster. A large portion of our writing paper production capacity was converted to make more medium-grade offset printing paper.

Generally, unit sales prices for our paper products during the third quarter of 2009 remained stable as compared to the first two quarters of the year, and were even slightly lower as compared to the same period ended September 30, 2008, when commodities prices rose sharply, including the costs of our raw materials. Nevertheless, we have seen unit sales prices for the corrugating medium and offset printing paper products going upward starting in September 2009, and believe the trend may continue through the next few months. During the three months ended September 30, 2009, we obtained 12 new customers, which accounted for 6.28% of the quarterly revenue, with the largest new customer (a paper distributor in Shanghai, China) contributing 4.78% of quarterly revenue.

Gross Profit

Gross profit for the three months ended September 30, 2009 was $7,125,691, an increase of $3,690,098, or 107.41% from $3,435,593 for the comparable period in 2008. The increase was primarily attributable to increased production and sales activities. The gross profit margin for the three months ended September 30, 2009 increased by 4.51% from 18.82% to 23.33%. This increase is a result of:

(1)

a windfall benefit of a temporary drop in our purchase cost of recycled paper board, a major raw material for corrugating medium. Our average cost per ton for recycled paper board dropped from about $168 per ton in the second quarter of 2009 to about $132 per ton in the third quarter of 2009, representing a 27.3%

decrease from the base period of the quarter ended June 30, 2009. The unit purchase cost of recycled paper board in the first week of November 2009 has nevertheless come back to the level comparable to the cost of the second quarter of the year.

(2)

an increased portion of total quarterly sales represented by the spiked revenue from medium-grade offset printing paper for the three months ended September 30, 2009. Generally, our white paper products as a group generate 20%-24% gross profit margin, while the corrugating medium generate gross profit margin between 13% and 17%. As the percentage of white paper products revenue to total revenue grew to account for 66.3% for the quarter ended September 30, 2009, the gross profit for this quarter reflected the slightly higher gross profit realized from the sales of more medium-grade offset printing paper.

Income from operations

Operating income for the three months ended September 30, 2009 was $6,634,015, an increase of $3,429,538, or 107.02% from $3,204,477 for the comparable period in 2008. The increase was primarily attributable to increased revenue and gross profit in the quarter ended September 30, 2009.

Cost of Sales

Cost of sales for the three months ended September 30, 2009 was $23,422,920 (or 76.67% of total revenue), an increase of $8,602,204 or 58.04% (compared to a 67.33% increase in revenue) from $14,820,716 for the comparable period in 2008. The increase in cost of sales is largely due to and in direct proportion to the increased revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009, were $491,676, an increase of $260,560 or 112.74% from $231,116 for the comparable period in 2008. The increase was primarily attributable to more payments for various professional service fees, investor relations, and specific presentations related to our status as a public company. The total selling, general and administrative expenses as a percentage of revenue increased from 1.27% for the third quarter of 2008 to 1.61% for the comparable period in 2009.

Net Income

Net income was $4,813,598 for the three months ended September 30, 2009, an increase of $2,489,124 or 107.08% from $2,324,474 for the comparable period in 2008. As explained previously, the increase was primarily attributable to the increased sales activities and the gross profit.

Accounts Receivable

Accounts receivable –trade increased by $43,710 (or 1.60%) to $2,781,415 as of September 30, 2009, compared with $2,737,705 as of June 30, 2009. The increase in accounts receivable was primarily attributable to increased sales volume (compared to increased sales revenue of 36.38%). There was no change in our credit policies toward sales on account.

Inventories

Inventories consist of raw materials and finished goods. As of September 30, 2009, the recorded value of our inventories increased by 24.55 % to $7,069,798 from $5,676,123 as of June 30, 2009. The increase is mainly due to the followings:

          (1) an increase in the stock of recycled paper board, a major raw material in the production of corrugating medium paper, in the amount of $2,007,708 as compared to the recycled paper board inventory balance as of June 30, 2009 as a result of the continuing strong demand for corrugating medium paper. In addition, we are keeping more paper boards on hand as of September 30, 2009, because our average purchase price of recycled paper boards increased for roughly 15%, from RMB 855 yuan/ton to RMB 983 yuan/ton in the month of September 2009 (compared to that of August 2009). We believe the trend may continue into the fourth quarter of the year.

          (2) a decrease in the stock of pulp, a major raw material used to produce high-grade offset printing paper and white card paper (ivory paper), in the amount of $1,432,997 (or 99.12%) over the balance as of June 30, 2009. We made white card papers and high-grade offset printing papers during the month of July 2009 and did not make any paper product that uses pulp as major raw material during the last two months of the quarter.

          (3) a decrease in the stock of recycled paper, which is a major raw material in the production of writing paper, in the amount of $444,637 (or 91.49%) over the balance as of June 30, 2009. Similar to the production of high-grade offset printing paper, we did not produce any writing paper in the last two months of the quarter.

          (4) an increase in the stock of recycled white scrap paper, which is a major raw material in the production of medium-grade offset printing paper. The increase in white scrap paper corresponds to the increase in medium-grade offset printing paper sales in the third quarter of 2009.

          (5) in preparation for the winter season, when coal usually is in tight supply, we started to keep additional coal, which is used as a fuel, on hand.

          A summary of the balance of inventories as of September 30, 2009, and June 30, 2009, and analysis of their changes are as follows:

Inventories	September 30, 2009	June 30, 2009	$ Change	% Change

Raw Materials
Recycled paper board	$4,875,573	$2,867,865	$2,007,708	70.01%
Pulp	12,744	1,445,742	(1,432,998)	(99.12)%
Recycled paper	41,342	485,979	(444,637)	(91.49)%
Recycled white scrap paper	1,069,419	13,369	1,056,050	7,899.24%
Coal	305,733	—	305,733	(100.00)%

Total Raw Materials	6,304,811	4,812,955	1,491,856	31.00%

Finished Goods	764,987	863,168	(98,181)	(11.37)%

Totals	$7,069,798	$5,676,123	1,393,675	24.55%

Accounts Payable

Accounts payable was $2,418,342 as of September 30, 2009, an increase of $360,822, or 12.981% from $2,779,165 as of June 30, 2009. The increase was primarily related to the inventory purchase toward the end of the month of September 2009.

Nine Months Ended September 30, 2009, Versus September 30, 2008

Revenue

Revenue for the nine months ended September 30, 2009 were $70,786,472, an increase of $21,448,876, or 43.47% from $49,337,596 for the comparable period in 2008. The increase was attributable to (1) the increase in demand in corrugating medium paper and medium-grade offset printing paper, and (2) ramped up production capacity from the new white paper production line, and improved efficiency. Revenue from corrugating medium paper amounted to $29,981,968 (or 42.36% of total revenue) for the nine months ended September 30, 2009, representing a $9,016,071 (or 43.00%) increase over the corrugating medium paper revenue of $20,965,897 for the comparable period in 2008. Revenue from medium-grade offset printing paper amounted to $17,225,629 (or 24.33% of total revenue) for the nine month period ended September 30, 2009, which represents a $8,286,314 (or 92.70%) increase over the medium-grade offset printing paper revenue of $8,939,315 for the comparable period in 2008. Revenue from high-grade offset printing paper amounted to $10,541,543 (or 14.89% of total revenue) for the nine months ended September 30, 2009, representing a $2,376,489 (or 29.11%) increase over the high-grade offset printing paper revenue of $8,165,054 for the comparable period in 2008. On the other hand, revenue from writing paper for the nine month period ended September 30, 2009 dropped slightly by $72,614 to $11,194,716, which represents 15.81% of the total revenue for the first three quarters of 2009. A summary of these changes is as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008		Change in		Percentage Change in
Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	107,767	$29,981,968	56,937	$20,965,897	50,830	$9,016,071	89.27%	43.00%

Medium-Grade Offset Printing Paper	25,951	$17,225,629	11,531	$8,939,315	14,420	$8,286,314	125.05%	92.70%

High-Grade Offset Printing Paper	11,276	$10,541,543	10,792	$8,165,054	484	$2,376,489	4.49%	29.11%

Writing Paper	21,221	$11,194,716	16,663	$11,267,330	4,558	$(72,614)	27.36%	-0.64%

White Card Paper	2,269	$1,842,616	—	$—	2,269	$1,842,616	100.00%	100.00%

Total Revenue	168,484	$70,786,472	95,923	$49,337,596	72,561	$21,448,876	75.65%	43.47%

Gross Profit

Gross profit for the nine months ended September 30, 2009 was $ 14,431,112, an increase of $5,341,845, or 58.77% from $ 9,089,267 for the comparable period in 2008. The increase was primarily attributable to the continued growth in revenue from corrugating medium paper and medium-grade offset printing paper. The gross profit margin for the nine months ended September 30, 2009 increased slightly by 1.97% from 18.42% to 20.39%.

Income from operations

Operating income for the nine months ended September 30, 2009 was $ 13,464,874, an increase of $ 5,030,496, or 59.64% from $ 8,434,378 for the comparable period in 2008. The increase was primarily attributable to increased revenue and gross profit of our corrugating medium and high-grade offset printing paper products.

Cost of Sales

Total cost of sales for the nine months ended September 30, 2009 was $ 56,355,360, an increase of $ 16,107,031, or 40.02% from $ 40,248,329 for the comparable period in 2008. The increase in cost of sales is largely in line with the increase proportionately, with our gross profit percentage for the first three quarters of the year at roughly 20.39%, just slightly higher than that of the comparable period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2009 were $966,238, an increase of $311,349 or 47.54% from $ 654,889 for the comparable period in 2008. The increase was primarily attributable to payments of various professional service fees, investor relations, and specific presentations related to our status as a public company.

Net Income

Net income was $9,586,856 for the nine months ended September 30, 2009, an increase of $3,512,557 or 57.83% from $6,074,299 for the comparable period in 2008. The increase was primarily attributable to increased sales revenue and gross profit during the nine months ended September 30, 2009.

Accounts Receivable

Accounts receivable - trade increased 95.06% to $ 2,781,415 as of September 30, 2009, compared with $1,860,919 at September 30, 2008. The increase in accounts receivable was in relation to the increased sales volume in the year of 2009, particularly in the last month of the second quarter. We usually collected essentially all of the accounts receivable within 30 days of sales on account.

Inventories

Inventories consist of raw materials (accounting for 89.18% of total value of ending inventories as of September 30, 2009) and finished goods. As of September 30, 2009, the recorded value of our inventories increased 685.78% to $7,069,798 from $ 899,720 as of September 30, 2008. A summary of changes in inventories is as follows:

	September 30, 2009	September 30, 2008	$ Change	% Change

Raw Materials
Recycled paper board	$4,875,573	$191,476	$4,684,097	2,446.30%
Pulp	12,744	345,257	(332,513)	(96.31)%
Recycled paper	41,342	2,313	39,029	1,687.62%
Recycled white scrap paper	1,069,419	121,610	947,809	779.38%
Coal	305,733	—	305,733	100.00%

Total Raw Materials	6,304,811	660,656	5,644,155	854.33%

Finished Goods	764,987	239,064	525,923	219.99%

Totals	$7,069,798	$899,720	6,170,078	685.78%

The increase is mainly due to a number of reasons. Besides our explanation above for the increased volume in recycled paper boards and recycled white scrap papers at the end of September 2009, the significant change in inventories was also caused by our expectations of future inventory purchase costs. At the end of the third quarter of 2008, we decided to cut down the level of raw material inventory on hand as we believed the raw material costs would be relatively low amidst the economic downturn. We now, however, take the view that raw material prices will steadily rise over the next few months and that we should maintain our raw material inventory at certain levels to optimize future cost fluctuations.

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $2,418,342 for the nine months ended September 30, 2009, an increase of $450,764, or 22.91% from $1,967,578 from September 30, 2008. The increase was primarily attributable to the surge in inventory levels as of September 30, 2009 as compared to the inventory stock as of the end of the previous period.

Liquidity and Capital Resources

Overview

We had net working capital of $11,160,500 as of September 30, 2009, an increase of $13,243,242 over a net working capital deficit of ($2,082,742) as of September 30, 2008.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended September 30, 2009 were $3,234,419 and increased to $11,542,958 by the end of the period, an increase of $8,308,539 or 256.88% over the base amount at January 1, 2009. The net change in cash and cash equivalents in the amount of $8,568,698 for the nine months ended September 30, 2009 represented an increase of $3,014,348 or 54.27% from $5,554,349 for the comparable period in 2008. The increase over the comparable 2008 balance was primarily attributable to the large cash outflow for acquisitions of additional machinery and equipments in the second quarter of 2008, and the increased earnings realized in the interim period in year 2009. We have not had any major additions in fixed assets in year 2009.

Net cash provided by operating activities

Net cash provided by operating activities was $10,186,544 for the nine months ended September 30, 2009, a decrease of $530,629 or 4.95% from $10,717,173 for the comparable period in 2008. The net income increased $3,512,557 or 57.83% from $6,074,299 for the comparable period in 2008. The decrease in operating cash, compared to the same period in 2008, is mainly attributable to the increased balances of accounts receivable and, more substantially, ending inventories as of September 30, 2009. Adjustment to net operating activities cash flows attributable to the 2009 interim inventories amounted to $4,248,735.

Net cash used in investing activities

The Company incurred a $425 cash expenditure in investing activities during the nine months ended September 30, 2009. Combined with translation adjustments on investing activities, there is a reduction of cash outflow in the amount of $12,731,069 or 101.41% from $12,554,348 for the comparable period in 2008. The reduction of cash out-flow over the comparable 2008 period was primarily attributable to the large cash outflows associated with our acquisition of a new white paper production line and new paper mill machine calendars in year 2008. We have not made any major fixed asset addition this year.

Net cash used in financing activities

Net cash used in financing activities (including translation adjustments) was $1,696,457 during the nine months ended September 30, 2009, as compared with $5,428,458 net cash provided by financing activities for the comparable period in 2008. During the nine months ended September 30, 2009, the company paid off a short-term loan borrowed from Huaxia Bank and made a partial loan repayment to the United Commercial Bank (China) Limited in the amount $400,000. During the comparable period in year 2008 the Company borrowed $4,304,045 from related parties and $1,124,413 from local banks.

Short-term loans

On January 31, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a loan in the amount of RMB 13,000,000 Yuan ($1,901,252 at September 30, 2009). The loan is renewable at maturity and is subject to a 6.372% annual interest rate. The loan is secured by certain manufacturing equipments of the Company and payable on the maturity date of January 29, 2009. On January 21, 2009 the Company and the Bank renewed the loan agreement for another 12 months and extended the maturity date to January 20, 2010.

On September 5, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a credit facility in the amount of RMB 6,000,000 Yuan ($877,501 at September 30, 2009). The loan is renewable at maturity and subject to an 8.217% interest rate. The loan is due and payable on the maturity date of June 4, 2009. The Company renewed the loan with the bank for another 12-month period on July 1, 2009 and adjusted the interest rate to 5.841% per annum.

On January 23, 2009, HBOP entered into a short term credit facility extension agreement with United Commercial Bank (China) Limited, for the extension of a revolving credit facility in the amount of $2,000,000 and a non-revolving import loan of $816,977. The original credit facility agreement was entered into on April 14, 2006 and extended on May 8, 2007. Under the terms of the extension agreement, The loan is collateralized by the Company’s building and land use rights and personally guaranteed by Zhenyong Liu, our Chief Executive Officer. Interest payment is made quarterly and is indexed to a floating interest rate, based upon 5% plus the three-month LIBOR, adjustable every three months. On August 20, 2009, the Company and the Bank entered into a Short-Term Loan Deferred Payment Agreement (the “Deferred Payment Agreement.”) Under the Deferred Payment Agreement, the Company agrees to repay the principal amount of the loan according to the following payment schedule:

-	$400,000 on August 31, 2009
-	All the accrued interest as of August 31, 2009 on September 15, 2009
-	$400,000 on September 30, 2009
-	$200,000 on October 31, 2009
-	$300,000 on November 30, 2009
-	$300,000 on December 31, 2009
-	$200,000 on January 31, 2010
-	$200,000 on February 28, 2010
-	$200,000 on March 31, 2010

-	$200,000 on April 30, 2010
-	$200,000 on May 31, 2010
-	$216,476.39 on June 30, 2010

The Company does not believe the above payment schedule will have any negative impact on its financial position.

Long term loan

On August 12, 2008, HBOP entered into a loan agreement with the Rural Credit Union of Xushui, Dayin Branch, for a loan in the amount of RMB 13,280,000 Yuan ($1,942,202 as of September 30, 2009). The loan is guaranteed by an unrelated third party, Hebei Chenyang Industry and Trade Group Co., Ltd., and carries a 0.774% interest rate per month. The loan runs for three years, starting September 16, 2008, and is payable on the maturity date of September 16, 2011.

Shareholder loans

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to HBOP for working capital purposes, which amounted to RMB 41,970,716 Yuan as of June 30, 2009. On July 24, 2008, the Chief Executive Officer of the Company agreed to change the term of the loan from payable on demand to a period of three years, maturing on July 23, 2011, and with no stated interest. On August 31, 2008, the Company, HBOP, and our Chief Executive Officer entered into a tri-party Debt Assignment and Assumption Agreement, under which the Company agreed to assume $4,000,000, or RMB 27,364,800 Yuan, of HBOP’s debt owed to our Chief Executive Officer. Concurrently with the assumption, the Company and our Chief Executive Officer agreed to convert the $4,000,000 into equity of the Company at $3.32132 (post reverse split) per share. Accordingly, the Company issued 1,204,341 (post reverse split) shares of restricted common stock to our Chief Executive Officer on August 31, 2009. As of September 30, 2009, HBOP’s remaining loan balance payable to our Chief Executive Officer was $2,136,117.

On August 1, 2008, Shuangxi Zhao, a director of HBOP, loaned money to HBOP for working capital purposes, which amounted to $877,501 as of September 30, 2009. The amount owed bears interest at 7.56% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on August 4, 2011.

On August 5, 2008, Xiaodong Liu, a member of our Board of Directors, loaned money to HBOP for working capital purposes, which amounted to $1,096,876 as of September 30, 2009. The amount owed bears interest at 7.56% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on August 4, 2011.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-Term Debt Obligations	$7,137,431	$5,195,229	$—	$1,942,202	$—

Operating Lease Obligations	390,207	17,537	35,074	35,074	302,522

Total	$7,527,638	$5,212,766	$35,074	$1,977,276	$302,522

Make Good Securities Escrow Agreement

On October 7, 2009, the Company entered into a Securities Purchase Agreement with Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”) to sell to the Buyers 2,083,333 (post reverse split) shares of the Company’s common stock for an aggregate purchase price of $5,000,000 (the “Private Placement”). The Private Placement was closed on October 7, 2009.

In connection to the Private Placement, the Company agreed to deposit $300,000 of the proceeds in escrow to pay the expenses of a public relations and investor relations campaign of a design and type satisfactory to a representative of the Buyers. The Company also agreed to deposit $2,000,000 of the proceeds in escrow on account of the Company appointing a Board of Director comprising a majority of independent Board of Directors acceptable to the Buyers. In addition, the Company agreed to reimburse Access America Investments, Inc. $100,000 in transactional expenses from the proceeds of the Private Placement. As of November 9, 2009, the escrow agent has released the $300,000 and $2,000,000 hold-back to the Company according to related provisions of the escrow agreement, respectively.

In connection with the Private Placement and on October 7, 2009, the Company entered into a Make Good Securities Escrow Agreement with the Buyers and Mr. Zhenyong Liu, the Company’s Chief Executive Officer and a major shareholder. As an inducement for the Buyers to enter and consummate the Private Placement, Mr. Liu agreed to place 750,000 (post reverse split) shares of common stock (the “Escrow Shares”) into escrow for the benefit of the Buyers in the event the Company fails to achieve the following financial performance thresholds for the 12-month periods ended December 31, 2009 (“2009”) and December 31, 2010 (“2010”):

          (a) If Net Income for 2009 shall be at least ten per cent (10%) less than the 2009 Performance Threshold, then (x) the 2009 Escrow Shares (defined below) shall be distributed on a pro rata basis to the Buyers based on the number of shares of common stock purchased by each Buyer pursuant to the Securities Purchase Agreement, and (y) within five (5) business days after March 31, 2010, the Company shall order the escrow agent to issue and deliver the 2009 Escrow Shares to each Buyer on a pro rata basis. “2009 Escrow Shares” shall be number of Escrow Shares equivalent to the percentage by which the Company missed the 2009 Performance Threshold. For example, if the Company were to miss the 2009 Performance Threshold by 15%, the 2009 Escrow Shares shall comprise 112,500 (post reverse split) shares of common stock.

          (b) If Net Income for 2010 shall be at least ten per cent (10%) less than the 2010 Performance Threshold, then (x) the 2010 Escrow Shares (defined below) shall be distributed on a pro rata basis to the Buyers based on the number of shares of common stock purchased by each Buyer pursuant to the Securities Purchase Agreement, and (y) within five (5) business days after March 31, 2011, the Company shall order the escrow agent to issue and deliver the 2010 Escrow Shares to each Buyer on a pro rata basis. “2010 Escrow Shares” shall be the number of Escrow Shares equivalent to the percentage by which the Company missed the 2010 Performance Threshold. For example, if the Company were to miss the 2010 Performance Threshold by 25%, the 2010 Escrow Shares shall comprise 187,500 (post reverse split) shares of Common Stock.

The 2009 Performance Threshold shall equal or exceed the Company’s 2009 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $10,000,000 and the 2010 Performance Threshold shall equal or exceed the Company’s 2010 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $18,000,000.

Registration Rights Agreement

In connection with the Private Placement and on October 7, 2009, the Company entered into a Registration Rights Agreement with the Buyers. Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC a registration statement on Form S-1 covering the resale of all of the 2,083,333 (post reverse split) shares of common stock sold to the Buyers within 90 days of the closing of the Financing.

The Company shall use its commercially reasonable efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than the earlier of (i) 180 days after the closing (ii) 5 business days after the Company learns that no review of the registration statement will be made by the staff of the SEC or that the staff of the SEC has no further comments on the registration statement provided that in the event that the Company is unable to register for resale under Rule 415 all of the Buyers’ shares of common stock due to limits imposed by the SEC’s interpretation of Rule 415, then the Company shall be obligated to include in such registration statement only such limited portion of shares as the SEC shall permit. The Company is obligated to file one or more subsequent registration statements to register the rest of the shares until all the Buyers’ shares of common stock are registered, pursuant to the provisions of the Registration Rights Agreement; provided that the Company’s obligation to file subsequent registration statements shall cease on the first anniversary of the closing date of the Financing. Each Buyer’s shares shall be registered in the subsequent registrations on a pro rata basis.

If a registration statement is (A) not filed with the SEC on or before the respective filing deadline (a “Filing Failure”) or (B) not declared effective by the SEC as aforesaid, (an “Effectiveness Failure”) or (ii) on any day after the respective dates of effectiveness sales of all the shares included on such registration statement cannot be made because of a failure to keep such registration statement effective, to disclose such information as is necessary for sales to be made pursuant to such registration statement, to register a sufficient number of shares of common stock or to maintain the listing of the common stock (a “Maintenance Failure”) then, as partial relief for the damages to any holder by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (A) the Company shall pay to each holder of shares relating to such registration statement an amount in cash equal to two percent (2.0%) of the aggregate Purchase Price (as such term is defined in the Securities Purchase Agreement) of such Buyer’s shares included in such Registration Statement on each of the following dates: (i) the day of a Filing Failure; (ii) the day of an Effectiveness Failure; and (iii) the initial day of a Maintenance Failure; and (B) the Company shall pay to each holder of shares relating to such Registration Statement an amount in cash equal to one percent (1.0%) of the aggregate Purchase Price of such Buyer’s shares included in such Registration Statement on each of the following dates: (i) on the thirtieth day after the date of a Filing Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Filing Failure is cured; (ii) on the thirtieth day after the date of an Effectiveness Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; and (iii) on the thirtieth day after the date of a Maintenance Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured. Defaults in the said payments shall bear interest at the rate of one and one-half percent (1.5%) per month (prorated for partial months) until paid in full.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates (See Note 1 in the Notes to Financial Statements).

Recent Accounting Pronouncements

In December 2007, the FASB issued a new standard to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this standard requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The standard clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this standard requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. It also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The standard is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued a new standard to enhance required disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, this new standard requires:

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

This standard is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 28, 2009, the FASB issued a new standard and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires, among other things, the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. An entity should apply the requirements under SFAS No. 165 to interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued a new standard to eliminate the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. It also requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This standard is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued a new standard to improve financial reporting by companies involved with Variable Interest Entities (“VIEs”) and to provide additional disclosures about the involvement with VIEs and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a VIE affects the reporting entity’s financial statements. This standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretative releases of the SEC are also sources of authoritative GAAP for SEC registrants. As a result of the Codification, all changes to GAAP originating from the FASB will now be issued in Accounting Standards Updates. These changes and the Codification do not change GAAP. The Company adopted the changes resulting from the Codification, effective September 30, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s results of operations, financial position or notes to financial statements.

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

          Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Winston C. Yen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2009. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

          Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2009. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

          N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

          As reported on our Current Report on Form 8-K filed with the SEC on August 31, 2009, we issued to our Chief Executive Officer, Zhenyong Liu, 1,204,341 (post reverse split) restricted shares of common stock upon the conversion of certain debt assumed by the Company pursuant to a debt assignment and assumption agreement consummated on August 31, 2009. Pursuant to the agreement, we agreed to assume $4,000,000 of the total aggregate debt of RMB 41,970,716 (approximately, $6,131,761 as of June 30, 2009) (the “Debt”) owed by our subsidiary, Hebei Baoding Orient Paper Milling Company Limited, to Mr. Liu. The conversion of the Debt into equity was priced at $3.32132 per share.

          As reported on our Current Report on Form 8-K filed with the SEC on October 8, 2009, we entered into a Securities Purchase Agreement with Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”) to sell to the Buyers 2,083,333 restricted shares of our common stock for an aggregate purchase price of approximately $5,000,000.

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

Item 4. Submission of Matters to a Vote of Securities Holders.

          On September 21, 2009, a majority of shareholders authorized a one-for-four reverse split of the Company’s common stock. The Company effected the reverse split on November 5, 2009.

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

ORIENT PAPER, INC.

Dated: November 13, 2009	By:	/s/ Zhenyong Liu

Name: Zhenyong Liu
Title: Chief Executive Officer

Dated: November 13, 2009	By:	/s/ Zhenyong Liu

Name: Winston C. Yen
Title: Chief Financial Officer