Form 10-K/A
period 2008-12-31
Orient Paper Inc.
filed 2010-02-01
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number   001-34577

ORIENT PAPER, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-4158835
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

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

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒  No

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

☒ Yes	☐ No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Ac t).	☐ Yes	☒ No

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

This Annual Report on Form 10-K /A contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K /A . Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K/A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K /A . We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K /A , except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Industry Consolidation

Prior to 1988, the paper and pulp industry in China was comprised of numerous small-scale production enterprises, many of which used low-tech production processes that were highly pollutive.  In 1988, in an effort to reduce pollution, the National Environmental Protection Administration issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge.   In 1996, China’s State Council issued “Decisions on Environmental Protection Issues”, setting forth strict rules and regulations intended to reduce pollution, including a directive for the closure of all paper plants with an annual output of less than 50,000 tons.  Since 1997, the PRC government has closed at least 7,000 pulp and paper mills (PriceWaterhouseCoopers, “Paper and Packing Market in China: China Risks and Rewards,” September 2005); however, the industry still remains largely fragmented.  Recognizing that China constitutes one of the largest markets for paper consumption in the world with potential for continued expansion, the PRC government continues its efforts to consolidate, modernize, and promote the environmental sustainability of the industry. In its 11 th Five Year Plan, the PRC government projected that by 2010, production capacity would reach 90 million tons ( “China’s government to control pulp, papermaking growth,” PaperAge, November 5, 2007).

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

Price advantage .  Because we are approximately 75 miles (120 kilometers) from Beijing, the cultural center of China and our largest target market, there is no need to arrange for interim warehouses or employees. Tianjin, another large urban center, is also approximately 75 miles from our facilities.  Baoding city itself is also home to numerous printing and packaging companies. We therefore have lower freight costs and other associated costs of sales, enabling us to charge lower prices for our products to our customers.  Additionally, Beijing and Tianjin’s high consumption of paper products generates a large amount of wastepaper, which in turn provides us with a steady and geographically advantageous source of recycled paperboard and recycled paper to serve as raw materials for our products.

Research and Development

Our R&D activities are carried out by a task force led by a group of 4 senior managers (in charge of product development and quality control) and joined by a group of selected engineers and technicians. The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling and digital photo paper manufacturing) to R&D expenses and incurred $30,130 and $25,531 in R&D expenses for the years ended December 31, 2008 and 2007, respectively. Our R&D efforts have resulted in our capability to manufacture certain digital photo papers, which we plan to launch to customers when we obtain financing to support production.

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

Intellectual Property

HBOP has registered 1 trademark with the Trademark Bureau under the State of Administration for Industry & Commerce, which remains effective through April 6, 2014:

Trademark	Certificate No.	Category	Registrant	Valid Term
Shuangxing (“  ”)	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotyping solution, diazo paper	HBOP	April 4, 2004 through April 6, 2014

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

Risks Related To Our Business

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations .

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

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including :

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

Risks Related To Doing Business In The PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business .

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties .

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A (“Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements, including any statements relating to future actions and outcomes including but not limited to prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expense trends, future interest rates, outcome of contingencies and their future impact on financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “contemplates,” “predicts,” “potential,” or “continue” or variations and/or the negative of these similar terms. Forward-looking statements are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management’s assumptions. All forward-looking statements made in this Report, including any future written or oral statements made by us or on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Notes and Related Party Loans Payable

The Company has a RMB 13,000,000 (approximately $1,907,100 as of December 31, 2008) Note Payable to Chinese Industrial & Commercial Bank (“ICBC”), secured by certain manufacturing equipments of the Company and is dated January 31, 2008. Interest is payable monthly at the rate of 7.47% per annum. The entire principal is due and payable at maturity on January 29, 2009. The note is renewable upon maturity.

Since March 28, 2007, the Company has a short-term loan payable to the Shijiazhuang, Hebei, branch of Huaxia Bank. The Loan is in the amount of RMB 9,500,000 (approximately $1,246,950 as of December 31, 2008) and was originally due on March 28, 2008. On March 10, 2008, the Company entered into a Loan Extension Agreement with Huaxia Bank and agreed to (1) repay the entire balance in 3 installments on June 30, 2008, December 31, 2008 and March 5, 2009, respectively and, (2) modify the interest rate from 8.307% to 9.828% per annum. The loan is guaranteed by a third party guaranty company with a guaranty fee of 2.4% of the outstanding balance payable to the guaranty company. While the Company had not made the first two installments during 2008, as of March 2009, the bank granted us a one-month grace period for negotiating interest rates and terms for renewing the loan. In April 2009, the Company subsequently decided not to renew the Huaxia Bank loan and arranged for the guaranty company to provide the Company with a one-month bridge loan to pay off the bank loan. The guaranty company bridge loan carried interest at 0.933% per month. The Company paid off the bridge loan on April 30, 2009.

The Company has another RMB 6,000,000 (approximately $880,200 as of December 31, 2008) Note Payable to ICBC. Interest is payable monthly at 8.217% per annum. The term of the credit facility runs from September 5, 2008 to June 4, 2009, with the entire principal becoming due and payable at maturity on June 4, 2009. The note is renewable upon maturity.

The Company has a short-term credit facility provided by United Commercial Bank (China) Limited (“UCB China”), including a revolving credit facility of $2,000,000 and a non-revolving import loan facility of $824,402 as of December 31, 2008. The credit facility is secured by the Company's building and land use rights and personally guaranteed by Mr. Zhenyong Liu, our CEO and President. Interest is paid monthly with a floating rate indexed to 5% plus the three-month LIBOR, adjusted every three months and was approximately 6.85% per annum on December 31, 2008. The original due date of the loan was January 23, 2009 and was extended to June 30, 2009 via a Short-Term Credit Facility Extension Agreement dated January 23, 2009. On August 20, 2009, the Company and UCB China entered into a Short-Term Loan Deferred Payment Agreement (the “Deferred Payment Agreement.”) Under the Deferred Payment Agreement, the Company agrees to repay the principal amount according to the following payment schedule during the period from August 31, 2009 to June 30, 2010:

$400,000 on 8/31/2009

All the accrued interest as of 8/31/09 on 9/15/2009

$400,000 on 9/30/2009

$200,000 on 10/31/2009

$300,000 on 11/30/2009

$300,000 on 12/31/2009

$200,000 on 1/31/2010

$200,000 on 2/28/2010

$200,000 on 3/31/2010

$200,000 on 4/30/2010

$200,000 on 5/31/2010

$216,476.39 on 6/30/2010

We have a Loan in the amount of RMB 13,280,000 Yuan (or approximately $1,948,176 as of December 31, 2008) Payable to Rural Credit Cooperative of Xushui County, guaranteed by an unrelated third party company. The entire principal is due and payable at maturity on September 16, 2011. Interest is paid monthly at the rate of 0.774% per month.

As of December 31, 2008, Orient Paper's credit facility had a maximum borrowing level of $2,000,000, which left zero balance in borrowing capacity. The average short-term borrowing rates for the years ended December 31, 2008, and 2007, were approximately 7.33 percent and 6.71 percent, respectively.

Our Chief Executive Officer loaned money (over a period of time) to HBOP for working capital purposes, which amounted to $6,157,104 as of December 31, 2008. During the year ended December 31, 2008, we applied payments of $0 towards this loan. On July 24, 2008, the Chief Executive Officer agreed to further extend the term of the loan for three years. This loan is non-interest bearing and matures July 23, 2011.

On August 1, 2008, Shuangxi Zhao, a director of HBOP, loaned money to HBOP for working capital purposes for an aggregated amount of $880,200 as of December 31, 2008. The amount owed bears interest at 7.56% per annum and is due on July 31, 2011.

On August 5, 2008, Xiaodong Liu, a member of our Board of Directors, loaned money to HBOP for working capital purposes for an aggregated amount of $1,100,250 as of December 31, 2008. The amount owed bears interest at 7.56% per annum and is due on August 4, 2011.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank indebtedness	$8,806,826	$6,858,652	$1,948,176	$-	$-
Related party debt	8,137,554	-	8,137,554
Total Contractual Obligations:	$16,944,382	$6,858,652	$10,085,730	$-	$-

On August 31, 2009, the Company, HBOP, and our Chief Executive Officer entered into a tri-party Debt Assignment and Assumption Agreement, under which the Company agreed to assume $4,000,000, or RMB 27,364,800 Yuan, of HBOP’s debt owed to our Chief Executive Officer. Concurrently with the assumption, the Company and our Chief Executive Officer agreed to convert the $4,000,000 into equity of the Company at approximately $3.3213 per share. Accordingly, the Company issued 1,204,341 shares of restricted common stock to our Chief Executive Officer on August 31, 2008. As of September 1, 2009, HBOP’s remaining loan balance payable to our Chief Executive Officer was $2,136,117.

Based on our experience, we anticipate that all of the short-term bank indebtedness will be renewed before the annual maturity dates. As of September 30, 2009, the Company had approximately $11,542,958 in cash and cash equivalents and believes that it has sufficient financial resources to repay the UCB China loans according to the installment payment schedule by June 30, 2010.

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

New Financial Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “ Business Combinations – Revised 2007 ” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “ Business Combinations .”   SFAS No. 141R   establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “ Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3. ”   This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill.  This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.  This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements – amendment of ARB No. 51 ” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” ; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, FASB No. 161 requires:

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

In May 2008, the FASB issued FASB Statement No. 162, “ The Hierarchy of Generally Accepted Accounting Principles ” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “ Accounting for Financial Guarantee Insurance Contracts ” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises ” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “ Accounting and Reporting by Insurance Enterprises. ”   That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies ” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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
Supplemental Disclosure of Cash Flow Information :
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

Revenue Recognition Policy

The Company recognizes revenue when goods are shipped, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Typical shipment term for all customers is FOB Shipping Point. Goods are considered shipped and delivered when customer’s truck picks up goods at our finished goods inventory warehouse. We are required to collect a seventeen percent value-added-tax ("VAT") on each sale. Gross revenues do not include this VAT which is remitted to the government quarterly.

ORIENT PAPER, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, AND 2007

Shipping Cost

Substantially all of our customers use their own trucks or hire commercial trucking companies to pick up goods from us. The Company usually incurs no shipping cost for delivery of goods to customers. For those rare situations where products are not shipped utilizing customer specified shipping services, we charge our customers a shipping fee which is included in net revenues and was not material. Freight-in and handling costs incurred by the Company with respect to purchased goods are recorded as a component of inventory cost and charged to cost of sales when the inventory items are sold.

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

ORIENT PAPER, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, AND 2007

On August 1, 2008, a member of the Board of Directors loaned money to Orient Paper for working capital purposes which amounted to $880,200 as of December 31, 2008.  The amount owed bares interest at 7.56% per annum and is due on July 31, 2011.

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

Orient Paper, Inc. is incorporated in the United States and accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss (“NOL”) carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the U.S. net operating loss carryforward has been fully offset by a valuation allowance.

Not only is the Company subject to the Internal Revenue Code of the United States, it is, through its holdings , also governed by the Income Tax Law of the People’s Republic of China. In 2008 and 2007, under the Income Tax Laws of PRC, Chinese companies are generally subject to an income tax at an effective rate of 25% and 33%, respectively, on income reported in the statutory financial statements after appropriate tax adjustments, if any. The Company’s HBOP operating entity, is subject to these statutory rates. In the case of HBOP, the tax accounting methods used for computing taxable income are identical to those used for statutory financial reporting purpose in the PRC, and with minor exceptions (e.g., permanent differences on the deductibility of meals and entertainment expenses), similar to the accounting methods used for U.S. GAAP. The amount of income before income tax presented in the Company’s income statement generally approximates the amount of taxable income on the PRC corporate income tax returns for its PRC operations. Accordingly, for the years ended December 31, 2008 and 2007, there were no temporary differences between pre-tax accounting income and taxable income.

Because the Company’s operations are conducted wholly outside of the United States and the Company does not plan to repatriate and invest earnings in the United States, the Company has not recognized any U.S. taxes. Nevertheless, the Company incurred aggregate net operating losses of approximately $4,412 for U.S. income tax purposes as of December 31, 2008. The $4,412 NOL is subject to the rules of under Section 382 of the Internal Revenue Code, which places a limitation on the amount of taxable income that can be offset by any NOL carryforward after a change in ownership. The NOL carries forward and may be available to reduce future years’ U.S. taxable income. These carryforwards will expire, if not utilized, through 2026. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

For U.S. income tax purposes, the Company has cumulative undistributed earnings and profits of foreign subsidiaries of approximately $ 17,807,035 as of December 31, 2008, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future. As a result, there were no unrecognized tax accruals for uncertain tax positions for the years ended December 31, 2008, and 2007.

The provision for income taxes for the year ended December 30, 2008, and 2007, was as follows:

	2008	2007
Provision for Income Taxes
Current Tax Provision – National and local	$ 2,924,806	$ 2,000,596
Deferred Tax Provision	-	-

Total Provision for Income Taxes	$ 2,924,806	$ 2,000,596

The following table reconciles the China statutory rates to the Company's effective tax rate as of December 31, 2008 and 2007:

	2008	2007
China Statutory rate	25.0%	33.0%
US valuation allowance	0.0	0.0
Total provision for income taxes	25.0%	33.0%

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. The following represents the significant components of deferred tax assets and liabilities:

	2008	2007
Deferred tax assets:
Net operating loss carry forward	$ 1,500	$ -
Total gross deferred tax assets	1,500	-
Less valuation allowance	(1,500)	-

Net deferred tax assets	$ -	$ -

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

In December 2007, the FASB issued SFAS No. 141R, “ Business Combinations – Revised 2007 ” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “ Business Combinations .”   SFAS No. 141R   establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “ Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3. ”   This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill.  This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.  This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements – amendment of ARB No. 51 ” (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The management of Orient Paper does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” ; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, FASB No. 161 requires:

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

In May 2008, the FASB issued FASB Statement No. 162, “ The Hierarchy of Generally Accepted Accounting Principles ” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “ Accounting for Financial Guarantee Insurance Contracts ” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises ” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

ORIENT PAPER, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, AND 2007

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “ Accounting and Reporting by Insurance Enterprises. ”   That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies ” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

For the fiscal year ended December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)   in Internal Control – Integrated Framework.   This evaluation was conducted by Zhenyong Liu, our chief executive officer, and Jing Hao, our chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report issued by our registered independent accounting firm regarding our internal control over financial reporting. The management’s report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors , Executive Officers and Corporate Governance

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

Set forth below is biographical information about our current directors and executive officers:

Zhenyong Liu . On November 30, 2007, Zhenyong Liu became a member of the Board of Directors and was appointed Chairman of the Board of Directors. Mr. Liu has also served as the Company's Chief Executive Officer since November 16, 2007. Mr. Liu also serves as Chairman of Hebei Baoding Orient Paper Milling Company Limited, a position he has held since 1996. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited, which entity was acquired by our Company under the merger transaction previously reported by Orient Paper in its Current Report on Form 8-K filed with the Commission on November 2, 2007. From 1990 to 1996, he served as Plant Director of Xinxin Paper Milling Factory. Mr. Liu served as General Manager of Xushui Town Huandong electronic appliances procurement station from 1986 to 1990 and as Vice Plant Director of Liuzhuang Casting Factory from 1982 to 1986.

Jing Hao . Jing Hao was appointed as our Chief Financial Officer on November 16, 2007. Ms. Hao also serves as Chief Financial Officer of Hebei Baoding Orient Paper Milling Company Limited, a position she has held since 2006. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited. From 2005 to 2006, she served as Manager of Financial Department for Hebei Baoding Orient Paper Milling Company Limited from 2005 to 2006 and as Assistant Manager of Financial Department for Shandong Chenming Paper Milling Group Company Limited from 2004 to 2006.

Dahong Zhou . Dahong Zhou was appointed as our Secretary on November 16, 2007.Dahong Zhou also serves as Executive Manager of Hebei Baoding Orient Paper Milling Company Limited, a position she has held since 2006. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited, which entity was acquired by our Company under the Merger Transaction reported in our Current Report filed November 2, 2007.

Xiaodong Liu . On November 30, 2007, Xiaodong Liu became a member of the Board of Directors. Mr. Liu also serves as General Manager of Hebei Baoding Orient Paper Milling Company Limited, a position he has held since 2002. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited. He previously was at Hebei Baoding Orient Paper Milling Company Limited from 2000 to 2002 and at Hebei Province Oil Investigation Design Institute from 1998 to 2000.

Fuzeng Liu . On November 30, 2007, Fuzeng Liu became a member of the Board of Directors. Mr. Liu also serves as Vice General Manager of Hebei Baoding Orient Paper Milling Company Limited, a position he has held since 2002. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited. Previously, he was Deputy Secretary of Xushui Town Traffic Bureau from 1992 to 2002, Party Secretary of Xushui Town Dayin Village from 1988 to 1992, and Head of the Xushui Town Cuizhuang Village from 1984 to 1984. From 1977 to 1984, Mr. Liu served in committee office of Xushui Town. From 1970 to 1977, Mr. Liu served in the Pharmaceutical Company of Xushui Town.

Chen Li . On November 30, 2007, Chen Li became a member of the Board of Directors. Since 2005, Chen Li has also served as Deputy Secretary of the Bureau of Justice of Xushui Town. Previously, he was Deputy Secretary of Bureau of Technical Supervision of Xushui Town from 1994 to 2005, Head of the Office of Agricultural Commission of Xushui Town from 1989 to 1994, and Vice Minister of the Armed Forces of Xushui Town from 1985 to 1989. From 1979 to 1985, Mr. Li served in the army of the People's Republic of China.

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

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2008 and 2007 by each person who served as chief executive officer and chief financial officer during 2008.  No officer received compensation of $100,000 or more during 2008.  Information relating to 2007 reflects compensation from HBOP prior to October 29, 2007 and includes compensation from HBOP thereafter.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation($)	Total ($)

Zhenyong Liu,

Chairman, CEO	2008	$34,472	-	-	-	-	-	$34,472
2007	$0	-	-	-	-	-	$0

Jing Hao, CFO	2008	4,309	-	-	-	-	-	4,309
2007	1,733	-	-	-	-	-	1,733

Dahong Zhou,

Secretary	2008	3,447	-	-	-	-	-	3,447
2007	1,418	-	-	-	-	1,418

Xiaodong Liu,

Director	2008	34,472	-	-	-	-	-	34,472
2007	1,890	-	-	-	-	-	1,890

Fuzheng Liu,

Director	2008	4,826	-	-	-	-	-	4,826
2007	1,890	-	-	-	-	-	1,890

Chen Li,

Director	2008	4,826	-	-	-	-	-	4,826
2007	1,733	-	-	-	-	-	1.733

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

Compensation of Directors

As of the date of this Report, our directors have received no compensation for their service on the Board of Directors other than as disclosed in the summary compensation table above. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

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

PART IV

Item 15.	Exhibits , Financial Statements Schedules

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation.*
3.2	Certificate of Amendment to Articles of Incorporation.***
3.3	Bylaws.*
3.4	Specimen of Common Stock certificate.*
10.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited.**
10.2	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui County Dayin Township Wuji Village Committee and Party Branch.
10.3	Land Use Rights Certificate, dated March 10, 2003.
10.4	Purchase Contract, dated December 30, 2003, by and between the Company and Beijing Heerwang Industrial Material Company Limited.
10.5	Purchase Contract, dated December 31, 2003, by and between the Company and Xushui County Dongfang Trading Company Limited.
10.6	Purchase Contract, dated January 1, 2008, by and between the Company and Baoding Tianhe Coal Industries Company.
10.7	Purchase Contract, effective January 1, 2008, by and between the Company and Beijing Heerwang Industrial Material Company Limited.
10.8	Purchase Contract, dated March 20, 2008, by and between the Company and Hebei Dingxing Material Recycling Station.
10.9	Purchase Contract, dated January 1, 2008, by and between the Company and Beijing Huaxin Chemical Research Institute.
10.10	Purchase Contract, dated January 1, 2008, by and between the Company and Beijing Chinabase Star Paper Co., Ltd.
10.11	Loan Extension Agreement, dated March 10, 2008, for an amount of RMB8,500,000, by and between Huaxia Bank, Shijiazhuang Branch and HBOP.
10.12	Loan Agreement, dated September 5, 2008, for a loan of RMB 6,000,000, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and HBOP.
10.13	Loan Agreement and Guarantee for Loan Agreement, dated August 12, 2008, for a loan of RMB 13,280,000, by and between Rural Credit Cooperative of Xushui County, Dayin Branch and HBOP.
16.1	Letter of Moore & Associates Chartered to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-B.*****
21.1	List of Subsidiaries.
23.1	Report of Independent Registered Public Accounting Firm (Farber Hass Hurley LLP).****
23.2	Report of Independent Registered Public Accounting Firm (Davis Accounting Group P.C.).****
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

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

Date:   February 1, 2010

ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Zhenyong Liu	Chief Executive Officer and Director (principal executive officer)	February 1, 2010
Zhenyong Liu
/s/ Winston C. Yen	Chief Financial Officer (principal financial and accounting officer)	February 1, 2010
Winston C. Yen
/s/ Fuzeng Liu	Director	February 1, 2010
Fuzeng Liu
/s/ Drew Bernstein	Director	February 1, 2010
Drew Bernstein

/s/ Wenbing Christopher Wang	Director	February 1, 2010
Wenbing Christopher Wang

/s/ Zhaofang Wang	Director	February 1, 2010
Zhaofang Wang