Form 10-Q/A
period 2009-03-31
Orient Paper Inc.
filed 2010-02-01
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number:  001-34577

ORIENT PAPER, INC.

______________________________________________________
(Exact name of small business issuer as specified in its charter)

Nevada	20-4158835
(State or other jurisdiction of incorporation or	(IRS Employer identification No.)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed solely to:

(1)	file English versions of the following exhibits:
10.1	Loan Agreement, dated December 31, 2006, by and between Zhenyong Liu and Hebei Baoding Orient Paper Milling Company Limited.
10.2	Loan Agreement, dated August 1, 2008, by and between Shuangxi Zhao and Hebei Baoding Orient Paper Milling Company Limited.
10.3	Loan Agreement, dated August 5, 2008, by and between Xiaodong Liu and Hebei Baoding Orient Paper Milling Company Limited.
10.4	Loan Agreement, dated January 21, 2009, for a loan of RMB13,000,000, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited.
10.5	Short Term Credit Facility Extension Agreement, dated January 23, 2009, by and between United Commercial Bank (China) Limited and Hebei Baoding Orient Paper Milling Company Limited.

(2)

modify “Item 4. Controls and Procedures” to clarify that our management determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure; and

(3)	revise our Section 302 certifications on Exhibits 31.1 and 31.2 to comply with the language required by Item 601(31) of Regulation S-K.

Item 4.	Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Winston C. Yen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2009. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2009. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 6.	Exhibits.

(a)	Exhibits

10.1	Loan Agreement, dated December 31, 2006, by and between Zhenyong Liu and Hebei Baoding Orient Paper Milling Company Limited.
10.2	Loan Agreement, dated August 1, 2008, by and between Shuangxi Zhao and Hebei Baoding Orient Paper Milling Company Limited.
10.3	Loan Agreement, dated August 5, 2008, by and between Xiaodong Liu and Hebei Baoding Orient Paper Milling Company Limited.
10.4	Loan Agreement, dated January 21, 2009, for a loan of RMB13,000,000, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited.
10.5	Short Term Credit Facility Extension Agreement, dated January 23, 2009, by and between United Commercial Bank (China) Limited and Hebei Baoding Orient Paper Milling Company Limited.
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Dated: February 1, 2010	By:	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer

Dated: February 1, 2010	By:	/s/ Zhenyong Liu
Name: Winston C. Yen
Title: Chief Financial Officer