Form 10-K
period 2009-12-31
Orient Paper Inc.
filed 2010-03-29
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number   001-34577

ORIENT PAPER, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-4158835
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

Nansan Gongli, Nanhuan Road

Xushui County, Baoding City

Hebei Province, The People’s Republic of China 072550

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 011 - (86) 312-8605508

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

    Common Stock

NYSE Amex LLC

Securities registered pursuant to section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes                        ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑  No

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes      ☐  No

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        ☐ Yes   ☑  No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2009 was approximately $11,820,387 (6,566,882 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $1.80 as quoted by OTC Bulletin Board on June 30, 2009.

As of March 26, 2010, there are presently 14,883,691 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

In this annual report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our,” “us,” and the Company’s wholly owned subsidiary, “Baoding Shengde,” “Shengde Holdings,” and our controlled entity “HBOP” refer to Orient Paper, Inc.

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

PART I

Item 1.                  Business.

Corporate History

        Orient Paper, Inc. was incorporated in the State of Nevada on December 9, 2005, under the name “Carlateral, Inc.” Through the steps described immediately below, we became the holding company for Hebei Baoding Orient Paper Milling Company Limited (“HBOP”), a producer and distributor of paper products in China, on October 29, 2007, and effective December 21, 2007, we changed our name to “Orient Paper, Inc.” to more accurately describe our business.

          On November 13, 2006, Dongfang Zhiye Holding Limited (“Dongfang Holding”) was formed as a holding corporation with no operations under the laws of the British Virgin Islands. On July 16, 2007, Dongfang Holding entered an agreement to acquire all of the issued and outstanding stock and ownership of HBOP and placed such shares in trust with Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao pursuant to a trust agreement executed as of the same date. Under the terms of the trust agreement, Mr. Liu, Mr. Liu and Mr. Zhao (the original shareholders of HBOP) would exercise control over the disposition of Dongfang Holding’s shares in HBOP on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of HBOP’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of HBOP’s shares.

          On October 29, 2007, Orient Paper entered into an agreement and plan of merger (the “Merger Agreement”) with (i) its own wholly owned subsidiary, CARZ Merger Sub, Inc., (ii) Dongfang Holding and (iii) each of Dongfang Holding shareholders (Zhenyong Liu, Xiaodong Liu, Chen Li, Ning Liu, Jie Liu, Shenzhen Huayin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Victory High Investment Limited, Think Big Trading Limited, Huge Step Enterprises Limited, and Sure Believe Enterprise Limited) (the “Dongfang Holding Shareholders”).

          Pursuant to the Merger Agreement, Dongfang Holding merged with CARZ Merger Sub, Inc. via a share exchange, with Dongfang Holding as the surviving entity (the “Merger Transaction”). In exchange for their shares in Dongfang Holding, the Dongfang Holding Shareholders received an aggregate of 7,450,497 (as adjusted for a four-for-one reverse stock split effected in November 2009) newly-issued shares of our common stock, which shares were distributed pro ratably among the Dongfang Holding Shareholders in accordance with their respective ownership interests in Dongfang Holding.

          As a result of the merger transaction, Dongfang Holding became a wholly owned subsidiary of Orient Paper, which, in turn, made Orient Paper the indirect owner of Dongfang Holding’s operating company subsidiary, HBOP. HBOP, the entity through which we operate our business currently has no subsidiaries, either wholly or partially-owned.

          Due to Dongfang Holding’s inability, as the 100% owner of HBOP, to complete the registration of HBOP’s capital under its name within the proper time limits set forth under PRC law, it was not recorded as the registered owner of HBOP in PRC. As such, Dongfang Holding’s ownership of HBOP was deemed to be held in trust by Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao. In connection with the consummation of the restructuring transactions described below, Dongfang Holding directed its trustees to return its shares in HBOP to their original shareholders, and the HBOP shareholders entered into certain agreements with Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”) to transfer the control of HBOP over to Baoding Shengde.

On June 24, 2009, the Company consummated a number of restructuring transactions pursuant to which it acquired all of the issued and outstanding shares of Shengde Holdings, Inc., a Nevada corporation. Shengde Holdings Inc. was incorporated in the State of Nevada on February 25, 2009. On June 1, 2009, Shengde Holdings Inc. incorporated Baoding Shengde, a limited liability company organized under the laws of the PRC. Because Baoding Shengde is a wholly-owned subsidiary of Shengde Holdings, Inc., it is regarded as a wholly foreign-owned entity under PRC law.

Effective June 24, 2009 Baoding Shengde entered into a number of contractual arrangements with HBOP and the original shareholders of HBOP, which were amended on February 10, 2010, pursuant to which Baoding Shengde acts as the management company for HBOP, and HBOP conducts the principal operations of the business. The contractual agreements, as amended, effectively transferred the preponderance of the economic benefits of HBOP over to Baoding Shengde, and Baoding Shengde assumed effective control and management over HBOP.  The contractual agreements, as amended, include the following:

(i)	Exclusive Technical Service and Business Consulting Agreement

The exclusive technical service and business consulting agreements, entered into by and between Baoding Shengde and HBOP, provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80% of HBOP’s total annual net profits.  The agreement is terminable upon mutual written agreement.

(ii)	Call Option Agreement

The call option agreement, entered into by and between Baoding Shengde, HBOP and the shareholders of HBOP, provides that the shareholders of HBOP irrevocably grant to Baoding Shengde an option to purchase all or part of each shareholder’s equity interest in HBOP. The exercise price for the options shall be RMB1 yuan for each of the shareholders’ equity interests, or if at any time there are PRC laws regulating the minimum price of such options, then to the extent permitted under PRC Law.  The call option agreement contains covenants from HBOP and its shareholders that they will refrain from taking certain actions without Baoding Shengde’s consent that would materially affect HBOP’s operations and asset value, including (i) supplementing or amending its articles of association or bylaws, (ii) changing HBOP’s registered capital or shareholding structure, (iii) selling, transferring, mortgaging or disposing of any interests in HBOP’s assets or income, or encumbering HBOP’s assets or income in a way that would approve a security interest on such assets, (iv) incurring or guaranteeing any debts not incurred in its normal business operations, (v) entering into any material contract or urging HBOP management to dispose of any HBOP assets, unless it is within the company’s normal business operations; (vi) providing any loan or guarantee to any third party; (vii) appointing or removing any management personnel or directors that can be changed upon HBOP shareholder approval; (viii) declaring or distributing any dividends to the stockholders.  The agreement will remain effective until Baoding Shengde or its designees have acquired 100% of the equity interests of HBOP underlying the options.

(iii)	Share Pledge Agreement

The share pledge agreement entered into by and between Baoding Shengde, HBOP and the shareholders of HBOP, provides that the HBOP shareholders will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other management agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that the HBOP shareholders or HBOP fails to pay the service fees to Baoding Shengde pursuant to the exclusive technical service and business consulting agreement or fails to perform their other obligations under the other management agreement. The agreement contains promises from HBOP’s shareholders that they will refrain from taking certain actions without Baoding Shengde’s prior written consent, such as transferring or assigning their equity interests, or creating or permitting the creation of any pledges which may have an adverse effect on the rights or benefits of Baoding Shengde under the agreement.  The HBOP shareholders also promise to comply with the laws and regulations relevant to the pledges under the agreement and to facilitate in good faith the protection of the ability of Baoding Shengde to exercise its rights under the agreement.  The terms of the share pledge agreement shall remain in effect until all the obligations under the other management agreements have been fulfilled, whether or not the terms of the other management agreements have expired.

(iv)	Proxy Agreement

The proxy agreement, entered into by and between Baoding Shengde, HBOP and the shareholders of HBOP, provides that the HBOP shareholders shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such shareholder’s rights at any shareholder’s meeting of HBOP or with respect to any shareholder action to be taken in accordance with the laws and HBOP’s Articles of Association.  The terms of the agreement are binding on the parties for as long as the HBOP shareholders continue to hold any equity interest in HBOP.  An HBOP shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde.

          On June 24, 2009, Zhao Tianqing, the sole shareholder of Shengde Holdings Inc., assigned to Orient Paper, for good and valuable consideration, 100 shares representing 100% of the issued and outstanding shares of Shengde Holdings Inc.  As a result of this assignment and the restructuring transactions described above, Shengde Holdings Inc., Baoding Shengde, and HBOP became directly and indirectly controlled by Orient Paper, and HBOP continued to function as the Company’s operating entity.

In addition to controlling the operations and beneficial ownership of HBOP, Baoding Shengde also acquired a digital photo paper production line in an asset acquisition transaction as of November 25, 2009 and began conducting business in the PRC.

As part of the restructuring transaction described above, Baoding Shengde also entered into a loan agreement with the HBOP shareholders on June 24, 2009. Because of Company’s decision to fund future business expansions through Baoding Shengde instead of HBOP, such loan agreement was terminated on February 10, 2010. The $10,000,000 loan contemplated under the loan agreement was never made prior to its termination.  The parties believe the termination of the loan agreement does not in itself compromise the effective control of the Company over HBOP and its businesses in the PRC.

The following diagram sets forth the current corporate structure of Orient Paper:

Our Business

HBOP, founded in 1996, engages mainly in production and distribution of products such as corrugating medium paper, offset printing paper, writing paper and other paper and packaging related products.  HBOP uses recycled paper as its primary raw material and has its corporate offices in Baoding, PRC.

HBOP's main products include various specifications of: (i) corrugating medium paper, (ii) medium-grade offset printing paper, (iii) high-grade offset printing paper, and (iv) writing paper.

As of March 10, 2010 Baoding Shengde has began operations of its digital photo paper plant, also in Baoding City, PRC.

Our principal executive offices are located at Nansan Gongli, Nanhuan Rd, Xushui County, Baoding City, Hebei Province, People’s Republic of China. Our telephone number is (86) 312-8605508. Our website is located at http://www.orientalpapercorporation.com.

Manufacturing Process

Our current products generally undergo two stages of manufacturing: (1) creating pulp from recycled paper products, and (2) treating the pulp and molding it into the desired type of paper product.  A brief overview of the pulp and papermaking process is described below.

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

The paper goes through a process called calendaring, which flattens and smoothes the paper into long sheets. The paper is then wound onto a reel that is mounted in a roll-slitting machine for rewinding, during which cutters are used to cut the paper into the desired widths. Upon completion, the rolls are fitted with sleeves, labeled, and then moved to quality control before shipment or storage.

Digital Photo Paper Making

The manufacturing process for making digital photo paper involves multiple steps of coating, drying and calendaring. The major raw material, digital photo base paper, is loaded into the main production line for (1) coating, (2) drying, (3) calendaring, (4) recoating, (5) drying, and (6) reeling for finished products.  Many of the products that we will be selling through our digital photo paper division at Baoding Shengde come in A-4 size sheets.  We have special cutting machine to take reels of digital photo paper rolls and cut the paper into customer-specified sizes before packaging for shipment.

Products

Corrugating medium paper

Corrugating medium paper is used in the manufacturing of cardboards and comprises approximately 62% of our total paper production quantities and roughly 42% of our total revenue for the year ended December 31, 2009.  Raw materials used in the production of corrugating medium paper include recycled paper board and certain supplementary agents.

Medium and high-grade offset printing paper

Offset printing paper is used for offset printing.  Our medium-grade and high-grade offset printing paper comprises approximately 23% and 6% of our total paper production quantities, respectively.   Medium and high-grade offset printing paper also account for 35% and 12% of our total sales revenue for the year ended December 31, 2009.  The offset printing paper we manufacture is typically coated and brightened.  Raw materials used in the production of offset printing paper include recycled white scrap paper, wood pulp, fluorescent whitening agent, sizing agent and pulvis talc.

Writing paper

Writing paper is suitable for printing and writing with ink on both sides, without the ink bleeding or striking through.   Raw materials used in the production of writing paper include recycled text book paper and fluorescent whitening agent.  During the year ended December 31, 2009, writing paper accounts for 9% of our total production quantities and 11% of our total sales revenue.

Digital photo paper

Starting year 2010, Baoding Shengde will be producing digital photo papers that is high quality, cast-coating, and water-proof. These digital photo papers may be sold to advertising companies which use photo-quality paper for multiple-color printing or local photo studios for production of special event printouts or personal home printing use.

Market for our Products

The PRC Paper Making Industry

According to a general survey by the China Paper Association, in 2008, there were approximately 3,500 paper and board manufacturers in the People’s Republic of China, with a total output of 79.8 million tons, up 8.57% from 73.5 million tons in 2007.  Total domestic consumption was 79.35 million tons in 2008, up 8.85% from 72.9 million tons a year before.

Compared with year 2000, output in 2008 had increased by approximately 161.64% and consumption grew by approximately 121.96%.  The output of paper and paper board maintained an average growth rate of approximately 12.8% during the 2000-2008 time frame, while consumption increased at an annual rate of 10.5%, both higher than the GDP growth rate of the same period.  The growth rate is expected to continue.  According to the China Paper Association, the People’s Republic of China is currently ranked second in terms of output and consumption of paper and paper board products.  It is expected to become the world’s largest paper making and consumption market by 2015.

Data source: 2008 Annual Report of the Paper Making Industry, China Paper Association

We believe that the burgeoning market provides many interesting opportunities for us. Greater affluence and urbanization of China has led to wider access to higher education, increased shopping facilities and advertising, all of which have in turn increased demand for and increased the variety of paper and packaging products available for consumption in China (PriceWaterhouseCoopers, “Paper and Packing Market in China: China Risks and Rewards,” September 2005).  We are pursuing opportunities in several higher-grade paper products, such as  digital photo paper, that we believe will experience high growth and that we can address with our manufacturing expertise.  We also expect the demand for corrugating medium paper from our geographic territory to grow as the regional economy and manufacturing activities improve and recover from the 2008-2009 global financial crisis.

Industry Consolidation

Prior to 1988, the paper and pulp industry in China was comprised of numerous small-scale production enterprises, many of which used low-tech production processes that were highly pollutive.  In 1988, in an effort to reduce pollution, the National Environmental Protection Administration issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge.   In 1996, China’s State Council issued “Decisions on Environmental Protection Issues”, setting forth strict rules and regulations intended to reduce pollution, including a directive for the closure of all paper plants with an annual output of less than 50,000 tons.  Since 1997, the PRC government has closed at least 7,000 pulp and paper mills (PriceWaterhouseCoopers, “Paper and Packing Market in China: China Risks and Rewards,” September 2005); however, the industry still remains largely fragmented.  Recognizing that China constitutes one of the largest markets for paper consumption in the world with potential for continued expansion, the PRC government continues its efforts to consolidate, modernize, and promote the environmental sustainability of the industry. In its 11 th Five Year Plan, the PRC government projected that by 2010, production capacity would reach 90 million tons (“China’s government to control pulp, papermaking growth,” PaperAge, November 5, 2007).

Customers

We generally sell our products to companies making cardboards (in the case of packaging products like corrugating medium paper) and to printing companies (in the case of cultural paper products such as offset printing and writing paper).  Of the more than 100 customers we serve, the largest customers are Hebei Tianpurun Printing Company Limited, Baoding Huatai Printing Company Limited, Beijing Huafumei Paper Sales Company Limited, Baoding Hengyi Printing Company Limited and Mancheng Wenzhai Printing Company Limited.  None of these customers individually comprised more than 10% of our revenue.

For the year ended December 31, 2009, HBOP’s top 10 customers were as follows:

Major customers and revenue generated for the year ended December 31, 2009
Name	Amount (US$)
Hebei Tianpurun Printing Company Limited	5,333,532
Baoding Huatai Printing Company Limited	4,920,583
Beijing Huafumei Paper Sales Company Limited	4,516,621
Baoding Hengyi Printing Company Limited	4,284,054
Mancheng Wenzhai Printing Company Limited	3,435,540
Baoding Times Printing Company Limited	3,112,362
Baoding Morning Light Printing Company Limited	2,902,108
Beijing Yuewei Culture Development Company Limited	2,586,026
Shanghai Hengxin Paper Company Limited	2,573,800
Hebei Marching Paper Products & Packaging Company Limited	2,101,852

For the year ended December 31, 2008, HBOP’s top 10 customers were as follows:

Major customers and revenue generated for the year ended December 31, 2008

Name	Amount (US$)
Beijing People’s Fine Arts Publishing House	3,336,984
Beijing Qiuhao Printing Company Limited	2,957,782
Baoding Binghe Printing Company Limited	2,876,174
Beijng Yutian Planet Books Company Limited	2,760,200
Baoding Dadi Colour Printing Company Limited	2,743,550
Baoding Xida Printing Company Limited	2,705,405
Beijing Yuewei Cultural Development Company Limited	2,644,575
Baoding Xinmin Printing Company Limited	2,298,147
China Lucky Offset Group Integrated Services Company	2,244,297
Baoding Huatai Printing Company Limited	2,199,226

Marketing Strategy

We target corporate customers in the mid- to high-end paper markets, where products such as corrugating medium paper and mid- to high-grade offset printing paper have potential for high volume growth.  Our primary market has been the northern China region, especially in the province of Hebei.

Expand Production Capacity

In the fiscal year ended December 31, 2009, we had a production capacity of approximately 280,000 tons.  In order to meet domestic demand for paper, which is currently exceeding domestic supply in the case of corrugating medium paper, we plan to increase our production capacity in the coming years.

We acquired a digital photo paper production facility in December 31, 2009 in an asset acquisition transaction for a total purchase price of approximately $13.6 million.  The capacity of the digital photo paper facility is 2,500 tons per year.

Raw Materials and Principal Suppliers

The supplies used in our production processes are comprised mainly of recycled paper board and recycled white scrap paper, both of which are readily available items for which there are multiple sources. We also purchase coal and chemical agents from nearby suppliers.  Although we do not anticipate difficulties in obtaining necessary supplies, ongoing inflationary pressures could lead to an increase in our costs of raw materials and production, which we may pass on to our customers.

Our main suppliers are Xushui County Dongfang Trading Company Limited, Beijing Jianshun Fanya Resource Renewable Company Limited, Baoding Tianhe Coal Industries Company, Qingdao Shengda Pulp & Paper Company Limited, and Baoding Ranhua Dye and Chemical Company.   We sign one-year and three-to-four-year contracts with these suppliers.  Although we have supplier contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2009, we had three major suppliers which primarily accounted for 37%, 32% and 13% of total purchases. For the year ended December 31, 2008, we had three major suppliers which primarily accounted for 50%, 12%, and 11% of total purchases.

For the year ended December 31, 2009, HBOP’s top 5 suppliers were as follows:

Suppliers and purchase amount for the year ended December 31, 2009

Name	Amount (US$)
Xushui County Dongfang Trading Company Limited	30,735,933
Beijing Jianshun Fanya Resource Renewable Company Limited	26,957,033
Baoding Tianhe Coal Industries Company	11,235,281
Qingdao Shengda Pulp & Paper Company Limted	5,810,495
Baoding Ranhua Dye and Chemical Company	4,359,764

For the year ended December 31, 2008, HBOP’s top 5 suppliers were as follows:

Suppliers and purchase amount for the year ended December 31, 2008

Name	Amount (US$)
Xushui County Dongfang Trading Company Limited	28,471,056
Beijing Chinabase Star Paper Company Limited	6,920,078
Hebei Dingxing Material Recycling Station	6,038,398
Baoding Tianhe Coal Industries Company	4,604,559
Beijing Heerwang Industrial Material Company Limited	2,591,928

Competition

HBOP's main competitors are: Chenming Paper Group Limited; Huatai Group Limited; Nine Dragons Paper (Holdings) Limited; Sun Paper Group Limited; and Zhonghua Paper Co., Ltd.  In addition to these competitors there are numerous smaller family operations in Hebei and neighboring provinces serving the greater-Beijing and Tianjin areas printing company customers or competing with us for our corrugating medium paper market in Hebei.  A number of our competitors are larger public entities with larger capacities, broader customer bases and greater financial resources than those available to us.   The business of our primary competitors is briefly described below:

Chenming Paper Group, Ltd. (“Chenming”), based in Shandong Province (located in northeast China), produces primarily newsprint paper and art paper (high quality, heavy, two-side coated printing paper).  Chenming is believed to be the first company to have all three types of public listings available in China: renminbi A-shares and foreign currency B-shares in Shenzhen, the smaller of the mainland’s two stock exchanges, and H-shares in Hong Kong.  Chenming has a production capacity of 4 million tons/yr for its coated wood-free paper product and is believed to rank among the top 500 enterprises in China.

Huatai Group, Ltd. (“Huatai”), based in Shandong Province (located in the northern part of the eastern coastal region of China), primarily produces newsprint, fine paper, special printing papers, coated board, and tissue paper.  Huatai is the first Shandong papermaker to publicly list its stock and has become a famous brand in China. Its annual paper production volume is estimated to have reached 2.0 million tons.

Nine Dragons Paper (Holdings) Limited (“ND Paper”), based in Guangdong Province (located in southern China), is the largest paper manufacturer in China and primarily produces kraft paper and high-strength corrugating medium paper.  ND Paper has reported that in September 2009, the company’s two corrugating medium production lines in the city of Tianjin came into operation, boosting ND Paper's annual total production capacity in Tianjin area to 800,000 tons and making the company the largest high-strength corrugating medium paper manufacturer in China.

Sun Paper Group, Ltd., based in Shandong Province (located in the northern part of the eastern coastal region of China), primarily produces card paper, whiteboard paper, and art paper.  It also produces alkaline peroxide mechanical pulp, sourced in part from woodchips harvested by the company’s poplar plantations.  The company has reported that it has an annual production capacity of approximately 2.5 million tons and has been listed on the Shenzhen Stock Exchange since 2006.

Zhonghua Paper Co., Ltd., based in Zhejiang Province (located in eastern China), primarily produces card paper and whiteboard paper.  With an annual production capacity of 500,000 tons, it is purported to be the largest and most progressive coated whiteboard paper manufacturer in China.

With the exceptions of Chenming on cultural paper and ND Paper on corrugating medium paper, which potentially constitute direct competition against our products in Beijing/Tianjin/greater Hebei markets, we believe that we face indirect competition from the above-listed companies, either because we produce different types of paper products, or for those products that do overlap, because the transportation costs and storage costs make them difficult to compete effectively with us in our geographic area.

Our Competitive Edge

Regional advantage (northern China).  We believe that HBOP is the largest papermaking enterprise in headquartered in Hebei Province.  Our proximity to large urban centers in northern China, Beijing and Tianjin, gives us a large market in which to sell our products.

There are other paper manufacturers that are also located in Hebei Province (and close to metropolitan Beijing and Tianjin areas).  Most of these other manufacturers are small in scale and are unable to compete with us effectively.  We do compete with other large cultural paper manufacturers for Beijing printing company customers.  We believe we do have cost and other advantages over our larger competitors.

Cost advantage.  Unlike some of our out-of-province competitors who have to set up interim warehouse and ship products from their production base to such interim warehouses close to the Beijing customers, because we are approximately 60 miles (100 kilometers) from Beijing, the cultural center of China and our largest target market, there is no need for us to set up interim warehouses.  While we don’t separately pay for transportation cost on raw material purchases, the transportation cost included in the raw material purchase price from our waste paper recycler suppliers is lower than the transportation cost paid by our competitors in the province of Shandong.  We also enjoy lower transportation cost in the purchase of coal, a major source of energy used in the production process.  By the same token, our customers pay trucking companies to pick up theirs ordered goods from our Baoding finished good warehouse.  The trucking cost our customers pay to haul in our paper is also lower than what they pay if they have to pick up goods from offsite locations away from Beijing.  Tianjin, another large urban center, is also approximately 60 miles from our facilities.  Baoding city itself is also home to numerous printing and packaging companies. We therefore have lower freight costs and other associated costs of sales, enabling us to charge lower prices, if necessary, for our products to our customers.

In addition to providing timely customers services, the close proximity to the sources of raw materials from the cities of Beijing and Tianjin also enable us to have dynamic, long-term relationships with our suppliers.  Currently domestic recycled paper still cost less than imported recycled paper.  Because we are able to buy all recycled papers from Beijing and Tianjin, rather than from the United States or Japan, our purchase lead time is shortened.  The result of the geographical advantage is a more flexible inventory purchase policy and better inventory management.  We are also able to maintain low raw materials inventory level at the time of declining prices, thereby optimizing the purchase price and production cost.

Research and Development

Our R&D activities are carried out by a task force led by a group of 5 senior managers (in charge of product development and quality control) and joined by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling and digital photo paper manufacturing) to R&D expenses and incurred $30,130 and $30,546 in R&D expenses for the years ended December 31, 2008 and 2009, respectively. Our R&D efforts have resulted in our capability to manufacture digital photo papers.

Intellectual Property

HBOP has registered one trademark with the Trademark Bureau under the State of Administration for Industry & Commerce, which remains effective through April 6, 2014:

Trademark	Certificate No.	Category	Registrant	Valid Term
Shuangxing	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotyping solution, diazo paper	HBOP	April 4, 2004 through April 6, 2014

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

Since the implementation of the State Council’s “Decisions on Environmental Protection Issues” in 1996, the PRC paper industry has subject to rigorous environmental standards.  We believe that we are one of the few major paper manufacturers in Hebei Province to obtain a Pollution Discharge Permit, which enables us to operate in compliance with PRC environmental regulations. We were first issued the permit in September 1996 and since we have remained in line with the PRC’s restrictions on carbon dioxide and sulfur oxide byproducts, have successfully renewed the permit each year. Our last renewal of the Pollution Discharge Permit was issued on March 12, 2010.

Waste Water Treatment

HBOP uses a multi-level water recycling process. Waste water from the pulping process is fed into collection pools, where it is divided into two parts, namely water and recovered pulp fiber.  The latter is returned into the pulping process.

Chemical agents are added to the waste water, and the waste water is fed into a biogas reactor and filtering pools, producing purified water and depositing sludge.  The purified water is released and the sludge is pumped into a sludge pool, condensed and dehydrated. We then use the sludge as an ingredient in the manufacture of corrugating medium paper.

We maintain controls at our production facilities on a 24-hour basis to facilitate compliance with environmental rules and regulations. We are not aware of any investigations, prosecutions, disputes, claims or other proceedings in respect of environmental protection, nor have we been subject to any action by any environmental administration authorities of the PRC. To our knowledge, our operations meet or exceed the existing requirements of the PRC.

Employees

As of March 26, 2010, we have approximately 600 full time employees.  The Company provides private insurance coverage for any workplace accidents and injuries for all operators of paper milling machinery in the workshops.  These employees are organized into a labor union under the labor laws of the PRC and can bargain collectively with us.  We generally maintain good relations with our employees and the labor union.

Executive Offices

Our executive offices in the PRC are located at Nansan Gonli, Science Park, Nanhuan Road, Xushui County, Baoding City, Hebei Province, People’s Republic of China 072550.  Our telephone and facsimile number is 00-86-312-8605508/8605530.

Item 1A.                Risk Factors.

Risks Relating to our Business

In order to comply with PRC regulatory requirements, we operate our businesses through companies with which we have contractual relationships but in which we do not have controlling ownership. If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected.

We do not have direct or indirect equity ownership of HBOP which operates all our business in China. At the same time, however, we have entered into contractual arrangements with HBOP and its individual owners pursuant to which we received an economic interest in, and exert a controlling influence over HBOP, in a manner substantially similar to a controlling equity interest.

Although we believe the restructuring transaction and our current business operations are in compliance with the current laws in China, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC regulations that may be adopted in the future. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. As a result, our business in the PRC could be materially adversely affected.

We rely on contractual arrangements with HBOP for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations and financial results are dependent on HBOP in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of HBOP. These contractual arrangements are not as effective in providing control over HBOP as direct ownership. For example, HBOP may be unwilling or unable to perform their contractual obligations under our commercial agreements, including payment of consulting fees under the Exclusive Technical Service and Business Consulting Agreement as they become due. Consequently, we will not be able to conduct our operations in the manner currently planned. In addition, HBOP may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control HBOP, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under Chinese law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

The shareholders of HBOP may have potential conflicts of interests with us, which may adversely affect our business.

We operate our businesses in China though HBOP. Our chairman, CEO and 34.4% shareholder, Zhenyong Liu owns 93.26% of the equity interest in HBOP. Conflicts of interests between his duties to us and to HBOP may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

Our arrangements with HBOP and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with HBOP and its shareholders were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to other companies conducting similar operations in China, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

The exercise of our option to purchase part or all of the equity interests in HBOP under the Call Option Agreement might be subject to approval by the PRC government. Our failure to obtain this approval may impair our ability to substantially control HBOP and could result in actions by HBOP that conflict with our interests.

Our Call Option Agreement with HBOP and its shareholders gives our Chinese subsidiary, Baoding Shengde or its designated entity or natural person, the option to purchase all or part of the equity interests in HBOP. The option may not be exercised by Baoding Shengde if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of HBOP, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions may technically apply to the transaction. If these regulations apply, an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts would be required. In addition, an appraisal of the equity interest or the assets to be acquired would also be mandatory. Since the scope of business activities (making of digital photo paper and other cultural paper products) as defined in the business license of Baoding Shengde does not involve the the MOFCOM approval and monitoring, we do not believe at this time that an approval or an appraisal is required for Baoding Shengde to exercise its option to acquire HBOP. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity of HBOP, then we will lose a substantial portion of our ability to control HBOP and our ability to ensure that HBOP will act in our interests.

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

HBOP commenced its current line of business operations in 1996 and received its initial Pollution Discharge Permit in September 1996, which must be renewed every year for HBOP to stay in business. Although we have never had problem renewing the Pollution Discharge Permit, we cannot guarantee automatic renewal every year. Our operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that HBOP will maintain its profitability or that we will not incur net losses in the future. We expect that HBOP’s operating expenses will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	raise adequate capital for expansion and operations;

•	implement our business model and strategy and adapt and modify them as needed;

•	increase awareness of our brand name, protect our reputation and develop customer loyalty;

•	manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	maintain adequate control of our expenses; or

•

anticipate and adapt to changing conditions in paper markets in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

Baoding Shengde does not have any operating history and has never competed in the digital photo paper market.

We will be conducting the digital photo paper business through our wholly-owned subsidiary Baoding Shengde, which has never had any experience competing in the Chinese digital photo paper market. Although we reasonably believe that we are able to compete effectively with our high quality digital photo paper products, Baoding Shengde has no industry experience in the past and our digital photo paper business may fail.

If HBOP fails to comply with covenants in its loan agreements, its lenders may allege a breach of a covenant and seek to accelerate the loan or exercise other remedies, which could strain our cash flow and harm our business, liquidity and financial condition.

HBOP received loans from commercial banks to fund its operations. Typically, these loans are made pursuant to customary loan agreements which contain representations and warranties about its business, financial covenants to which HBOP must adhere and other negative covenants in respect of its operations. Under some of these agreements, HBOP may be required to obtain the consent of its lenders prior to entering into its contractual arrangement with us but HBOP did not receive such prior consent. To date, our lenders have not given us any notice of default or otherwise objected to our contractual arrangements with HBOP. We intend to secure a waiver from our lenders in this regard, but cannot assure you that we will successfully do

so. If we cannot obtain such a wavier and HBOP’s lenders declare it to be in default under the loan agreements, they may accelerate HBOP’s indebtedness to them which would negatively affect our cash flows and business operations.

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

We, through our subsidiaries, may engage in future acquisitions that could dilute the ownership interests of our stockholders and cause us to incur debt and assume contingent liabilities.

We, through our subsidiaries, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of HBOP, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we, through our subsidiaries, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to HBOP. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	assume contingent liabilities; or

•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiaries, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

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

Our Articles of Incorporation provides for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with us to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Nevada. Since we do not hold any indemnification insurance, these indemnification provisions could result in substantial expenditures, which we may be unable to recoup, which could adversely affect our business and financial conditions. Zhenyong Liu, our Chairman of the Board and Chief Executive Officer, Winston C. Yen, our Chief Financial Officer, Dahong Zhou, our Secretary, and Drew Bernstein, Wenbing Christopher Wang, Zhaofang Wang, and Fuzeng Liu, our directors, are key personnel with rights to indemnification under our Articles of Incorporation.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and paper factory operational expertise of key personnel. Zhenyong Liu, our Chief Executive Officer and Chairman of the Board, Winston C. Yen, our Chief Financial Officer, Dahong Zhou, our Secretary, and Li Han, HBOP’s General Engineer, Gengqi Yang, HBOP’s General Sales Manager, Li Wang, HBOP’s Quality Control Manager and Manhua Zhang, Baoding Shengde’s Chief Engineer perform key functions in the operation of our business. There can be no assurance that Orient Paper or HBOP will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel.

We are dependent upon the services of Mr. Liu for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in the PRC. Although Mr. Liu has entered into an employment agreement with Baoding Shengde Paper Co., Ltd., our wholly owned subsidiary and a PRC company, and that we have no reason to believe that Mr. Liu will discontinue his services with us or HBOP, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

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

Our success depends on protection of our current and future technology and products and our ability to defend our intellectual property rights. We have filed for trademark protection for one name and brand of our products which is “Shuangxing” sold in the PRC. However, it is possible for our competitors to develop similar competitive products even though we have taken steps to protect our intellectual property. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. We expect to file patent applications seeking to protect newly developed technology and products in various countries, including China. Some patent applications in the PRC are maintained in secrecy until the patent is issued. Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of our discoveries. Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

In addition to our dependence upon wood pulp, recycled white scrap paper and paperboard costs, our operating results depend on the availability and pricing of energy and other raw materials, including chemical agents and coal. An interruption in the supply of supplemental chemical agents could cause a material disruption at our mill in Baoding. In addition, an interruption in the supply of coal could cause a material disruption at our facilities in Baoding. At present, our raw materials are purchased from a number of suppliers, typically pursuant to a long-term contract, of which the two largest suppliers account for over 68% of all purchases. If any of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of coal, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal to us on terms or in amounts satisfactory to us. As a result of any of these events, our business, financial condition and operating results could suffer.

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

We have purchased property base insurance from Du-Bang Property & Casualty Insurance Co., Ltd., valid from July 9, 2009 through July 9, 2010. However, if any of the abovementioned events were to occur, we may be unable to meet customer demand, which may adversely affect our sales and net income.

Our certificates, permits, and licenses related to our papermaking operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

Due to the nature of the business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities; impact our production capabilities; constrict our ability to sell, expand or acquire facilities; and generally impact our financial performance. Under the original factory land lease dated January 2, 2002, HBOP was obligated to return the land to the government to its original condition prior to the expiration of the lease. As such, Orient Paper would have to accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. However, on March 15, 2010, an amendment to the original January 2, 2002 lease was signed and removed the obligation of HBOP to return the land to its condition prior to the expiration of the lease. The management of the Company thus believes that no liabilities under the lease should be accrued as of December 31, 2009. Nevertheless, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate any sites, which could be identified in the future for cleanup, could be higher than expected.

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for failure to maintain a valid permit. We have renewed our Pollution Discharge Permit on March 12, 2010. Our new permit is effective from March 12, 2010 through March 11, 2011.

If we are unable to make necessary capital investments or respond to pricing pressures, our business may be harmed.

In order to remain competitive, we need to invest in research and development, manufacturing, customer service and support, and marketing. From time to time we also have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position.

If we fail to introduce enhancements to our existing products or to develop new products, our business and results of operations could be adversely affected.

We believe our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demands. Our failure to introduce new or enhanced products on a timely and cost-competitive basis, or the development of processes that make our existing products obsolete, could harm our business and results of operations.

Risks Related To Doing Business in The PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the middle of the 20th century and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1978. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, including the paper industry, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, the enforcement and performance of our contractual arrangements with our affiliated Chinese entity, HBOP, and its shareholders, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. Our operating entity, HBOP, conducts its operations in China, and as a result, we are required to comply with PRC laws and regulations. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

Our contractual arrangements with HBOP and its shareholders may not be as effective in providing control over HBOP as direct ownership.

Since the law of the PRC limits foreign equity ownership in companies in China, we operate our business through HBOP. We have no equity ownership interest in HBOP and rely on contractual arrangements to control and operate its business. These contractual arrangements may not be effective in providing control over HBOP as direct ownership. For example, HBOP could fail to take actions required for our business despite its contractual obligation to do so. If HBOP fails to perform under their agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the law of the PRC, which may not be effective. In addition, we cannot assure you that the HBOP’s shareholders would always act in our best interests.

Because we may rely on the consulting services agreement with HBOP for essentially all of our revenue and cash flows, any difficulty for HBOP to pay consulting fees to Baoding Shengde under the consulting agreement may have a material adverse effect on our operations.

We are a holding company and currently do not conduct any business operations other than the contractual arrangements between Baoding Shengde and HBOP. As a result, we may rely entirely for our revenues on dividend payments from Baoding Shengde for any payment from HBOP pursuant to the consulting services agreement which forms a part of the contractual arrangements between Baoding Shengde and HBOP. Since Baoding Shengde is not a legal shareholder of HBOP under PRC statutes, the arrangement for HBOP to pay a substantial portion of its net income to Baoding Shengde may be challenged by the PRC government, which could prevent us from issuing dividends to our shareholders or making required payments to some of our service providers. .

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In January 2010, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly five months. Repeated rises in interest rates by the central bank would likely slow economic activity in the PRC which could, in turn, materially increase our costs and also reduce demand for our products.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also in the future restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the currency website xe.com, as of March 24, 2010, $1 = 6.82810 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for HBOP’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,803,885 as opposed to RMB 6,828,100 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if HBOP has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $127,351 as opposed to $146,454 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17.50% appreciation of the Renminbi against the U.S. dollar as of March 24, 2010. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Round-Trip Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in May 2007 (known as Notice 106), expanded the reach of Circular 75. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

Because of uncertainty over the interpretation of Circular 75, we cannot assure you that, if challenged by government agencies, the structure of our organization has fully complied with all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by such PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the PRC lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the PRC judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. However, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. A change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, may affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the PRC legal system on our business operations in the PRC can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the foreign invested enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to foreign invested enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices, which are not consistent with U.S. generally accepted accounting principles. PRC’s accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of foreign invested enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. While the enforcement of substantive rights may appear less clear than United States procedures, foreign invested enterprises and wholly foreign-owned enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958). Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of foreign invested enterprises

Any recurrence of Severe Acute Respiratory Syndrome, or SARS, or another widespread public health problem, could harm our operations.

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

Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers or to enforce U.S. court judgment against us or them in the PRC.

Most of our directors and officers reside outside of the United States. In addition, our operating company is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

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

We may be required to broaden the coverage of the mandatory social security insurance programs under the New Labor Law of the PRC

The PRC New Labor Law, effective January 1, 2008, requires that employers enroll in the following social security insurance programs and offer certain employer-sponsored premium benefits to eligible employees: (1) retirement endowment, (2) healthcare insurance, (3) unemployment insurance, (4) workers’ compensation insurance, and (5) pregnancy insurance. Of these insurance programs, the retirement endowment fund requires employee withholdings of 4% to 8% of the gross compensation, while the employer’s matching contribution varies from 16% to 20% of such compensation. While the Company is enrolled in the retirement endowment fund and is withholding employees’ portion and the employer’s portion of the endowment contribution, many of the Company’s employees have elected to waive their coverage under these mandatory social security insurance programs in favor of certain other low-cost, local government-sponsored social security insurance programs for residents in non-urban districts. Although we have verified with the local government agencies for the validity of the employee waivers and reasonably believe that we are not required to cover the employees who waived the benefits, the local government may change its policy and ask us to broaden our insurance coverage to those who have specifically waived their rights.

Risks Related to Our Common Stock

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of March 26, 2010, there were 14,883,691 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 34.42% of our common stock. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 34.37% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 34.42% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE Amex.

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

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. While the SEC has extended the compliance dates for smaller reporting companies with respect to the attestation by their independent registered public accountants, we, as a smaller reporting company, have voluntarily engaged our independent registered public accountants to perform an attestation of the effectiveness of the internal control over financial reporting as of December 31, 2009. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While there has not been any detected significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2009, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the NYSE Amex. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

Future financings may dilute stockholders or impair our financial condition.

In the future, we may need to raise additional funds through public or private financing, which might include the sale of equity securities. The issuance of equity securities could result in financial and voting dilution to our existing stockholders. The issuance of debt could result in effective subordination of stockholders’ interests to the debt, create the possibility of default, and limit our financial and business alternatives.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                  Properties.

Our headquarters is located at Hebei Baoding Orient Paper Milling Company Limited, Nansan Gongli, Nanhuan Rd, Xushui County, Baoding City, Hebei Province, People’s Republic of China. The headquarters and our main production base, separated by approximately 4 kilometers apart in Xushui County of the city of Baoding, have a total area of 258.06 mu or approximately 42.50 acres.

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

The land of our main production base, comprising 200 mu of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031.  The lease requires an annual payment of approximately $17,551 (RMB 120,000) due by June 30 every year.

The remaining 58.06 mu of land on which our administration office and other production facilities (including the new digital photo paper production equipments) are situated is obtained pursuant to a land use right granted by the local government on March 10, 2003.  HBOP obtained the right to use the 58.06 mu of land for 50 years through March 10, 2053.  The purchase price of the land use right was approximately $2,189,328 (RMB14,984,200), which was fully paid on March 8, 2005.

On November 25, 2009, Baoding Shengde entered into an asset purchase agreement with Hebei Shuangxing Paper Co., Ltd. to acquire two coating production lines of digital photo paper, for a total purchase price of RMB 93 million Yuan (approximately $13.6 million).  Of the RMB 93 million Yuan, RMB 30 million Yuan was paid in cash by Baoding Shengde, the remaining cash payment in the amount of RMB 63 million Yuan was advanced by HBOP on behalf of Baoding Shengde and paid to the seller as of December 31, 2009.

Our facilities include a total of 8 production lines, 5 warehouses, 2 office buildings, 2 cafeterias, and 1 dormitory.  Major equipment includes 6 papermaking machines owned by HBOP and 2 coating production lines of digital photo paper that are owned by Baoding Shengde.  All costs of our facilities have been paid in full.

Item 3.                  Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.                  (Removed and Reserved)

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Orient Paper’s common stock is quoted on NYSE Amex Equities under the symbol “ONP” since December 17, 2009, and was quoted on Over-the-Bulletin Board under the symbol “ORPN” and “OPAI” prior to December 17, 2009.

Until January 29, 2008, there was no active trading in our common stock.

The range of high and low bid quotations by quarter from January 29, 2008 through December 31, 2009 is listed below. The information for the first quarter of 2008 commences on January 29, 2008.  The quotations are taken from the OTC Bulletin Board and NYSE AMEX. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid
2008 First Quarter	2.04	0.40
2008 Second Quarter	5.20	0.56
2008 Third Quarter	0.68	0.40
2008 Fourth Quarter	1.16	0.20
2009 First Quarter	0.56	0.20
2009 Second Quarter	2.80	0.48
2009 Third Quarter	5.60	1.80
2009 Fourth Quarter	10.76	4.64

As of March 26, 2010, we had approximately 23 shareholders of record of our common stock.

Dividends

Our Board of Directors has not declared a dividend on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations.

Recent Sales of Unregistered Securities

On October 29, 2007, the Company issued 7,450,497 aggregate shares of its common stock to the shareholders of Dongfang Holding in a merger transaction. The 7,450,497 shares were issued without registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemptions from registration contained (i) in Section 4(2) of the Securities Act and (ii) under Regulation S of the Securities Act afforded generally to offshore transactions involving non-U.S. persons.

The Company did not sell any unregistered securities during the fiscal year ended December 31, 2008.

On August 31, 2009, the Company, the Company’s Chief Executive Officer, Zhenyong Liu and the HBOP entered into a Debt Assignment and Assumption Agreement. Pursuant to the Agreement, the Company agreed to assume $4,000,000 of the total aggregate debt of RMB 41,970,716 (approximately, $6,131,761 as of June 30, 2009) (the “Debt”) owed by HBOP to Zhenyong Liu with immediate effect. On the same date, the Company issued to Zhenyong Liu a total of 1,204,340 restricted shares of common stock of the Company at $3.32132 per share. The Company has no obligation to register the shares issued in this transaction.  The securities issued in this transaction were issued in connection with a private placement exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act.

On October 7, 2009, Company entered into a securities purchase agreement with Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”) to sell to the Buyers 2,083,333 shares of common stock, par value $0.001 of the Company for an aggregate purchase price of approximately $5,000,000. The issuance of the common stock to the Buyers under the securities purchase agreement dated October 7, 2009 was exempt from registration under Section 4(2) of the Securities Act based upon our compliance with Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended. Transfers of such shares were restricted by the Company in accordance with the requirements of the Securities Act. All of the Buyers were provided with access to our Securities and Exchange Commission filings.

On November 12, 2009, the Company issued a total of 282,294 restricted shares of common stock to Chinamerica Holdings, Ltd as consideration of the consulting service of Chinamerica Holdings, Ltd. The issuance of the common stock to Chinamerica Holdings, Ltd under the consulting agreement was exempt from registration under Section 4(2) of the Securities Act based upon our compliance with Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Transfers of such shares were restricted by the Company in accordance with the requirements of the Securities Act. Chinamerica Holdings, Ltd was provided with access to our Securities and Exchange Commission filings.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                  Selected Financial Data.

Not applicable.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the years ended December 31, 2009 and 2008 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Annual Report.

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

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

Revenue

Revenue for the year ended December 31, 2009 was $102,142,828, an increase of $36,938,836 or 56.65% from $65,203,992 for the comparable period in 2008.  The increase was attributable to (1) the increase in our customers’ demand for various paper products in year 2009; (2) for year 2008, the interruption of production and delivery schedule before the 2008 Beijing Olympic Games with respect to our sales to customers in and around Beijing; (3) ramped up production capacity from the new white paper production line, which we converted to produce offset printing paper during year 2009, and (4) improved efficiency.

Revenue from corrugating medium paper amounted to $42,194,791 (or 41.31% of total revenue) for the year ended December 31, 2009, representing a $14,218,178 (or 50.82%) increase over the corrugating medium paper revenue of $27,976,613 for the comparable period in 2008.  During year 2008, corrugating medium paper sales were negatively impacted or disrupted by (1) the global financial crisis before the rebound in the second quarter of 2009, and (2) the logistic challenge of shipping into and around the city of Beijing and the interruption of business activities of our customers in the second and third quarters 2008 because of the Beijing Olympic Games. Our production efficiency (in terms of machine speed) is further advanced for year 2009 after the installation of new machine calendars with the capital investment for more than a $4 million in 2008.  The strong demand for packaging materials and for corrugating medium paper in 2009 contributed to the increase as regional economy started to recover in the second half of the year.

Revenue from medium-grade offset printing paper amounted to $36,188,231 (or 35.43% of total revenue) for the year ended December 31, 2009, which represents a $24,877,791 (or 219.95%) increase over the medium-grade offset printing paper revenue of $11,310,440 for the comparable period in 2008.  The factors contributing to the increase include (1) we converted the writing paper production line that we acquired in year 2008 to start producing medium-grade offset printing paper to meet increasing customer demand for medium-grade offset printing paper.  (2) the demand for medium-grade offset printing paper is such that, starting the second half of 2009, we turned the capacities usually used by writing paper and high-grade offset printing paper into producing medium-grade offset printing paper.  Revenue from high-grade offset printing paper dropped $575,891 or 5.18% to $10,544,055 (or 10.32% of total revenue) for the year ended December 31, 2009 from $11,119,946 for the comparable period in 2008.  Revenue from writing paper for the year ended December 31, 2009 dropped by $3,424,296 to $11,372,697, which represents 23.14% decrease from the total revenue of $14,796,993 for the year of 2008.  A summary of these changes is as follows:

	Year Ended		Year Ended		Change in		Percentage
	December 31, 2009		December 31, 2008				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	150,242	$42,194,791	78,423	$27,976,613	71,819	$14,218,178	91.58%	50.82%
Medium-Grade Offset Printing Paper	53,540	$36,188,231	14,805	$11,310,440	38,735	$24,877,791	261.63%	219.95%
High-Grade Offset Printing Paper	11,276	$10,544,055	10,693	$11,119,946	583	$(575,891)	5.45%	(5.18%)

Writing Paper	21,555	$11,372,697	22,490	$14,796,993	(935)	$(3,424,296)	(4.14%)	(23.14%)
White Card Paper	2,269	$1,843,054	-	$ -	2,269	$1,843,054	N/A	N/A
Total Sales Revenue	238,882	$102,142,828	126,411	$65,203,992	112,471	$36,938,836	88.97%	56.65%

Our Average Selling Prices (“ASPs”) have been changing along with the changes of the general market prices in China during the last two years.  Annual weighted-Average ASPs for our main products in the years ended December 31, 2008 and 2009 are summarized as follows:

	High-Grade Offset	Medium-Grade Offset	Writing Paper	Corrugating
Year 2008	$1,040	$764	$658	$357
Year 2009	$935	$676	$528	$281

During the two years ended December 31, 2009 and 2008, ASPs for all of our main products peaked in August and September 2008, particularly during the 2008 Beijing Olympic Games and immediately before the global financial crisis.  Nevertheless, since the third quarter of 2009 ASPs for the corrugating medium paper and medium-grade offset printing paper have shown clear signs of recovery.  Our management believes the upward trend of ASPs for the Chinese domestic paper products will continue into the next year.  The following is a chart showing the month-by-month ASP for the years ended December 31, 2008 and 2009:

Cost of Sales

Total cost of sales for the year ended December 31, 2009 was $ 82,107,531, an increase of $ 29,463,740 or 55.97% from $ 52,643,791 for the comparable period in 2008.  The increase in cost of sales is largely in line with the increase in sales proportionately, despite the fluctuations in the unit costs of various major raw materials during the years ended December 31, 2008 and 2009.  Generally, raw materials account for approximately 70% of our total cost of sales. Electricity and coal account for approximately 10% and 10% of total cost of sales, respectively.  Other cost of sales include chemicals, packaging materials, direct labor, and other overheads.  The monthly average purchase costs of our major raw materials over the past two years are summarized below:

Gross Profit

Gross profit for the year ended December 31, 2009 was $ 20,035,297, an increase of $ 7,475,096 or 59.51% from $ 12,560,201 for the comparable year in 2008.  The increase was primarily attributable to the continued growth in sales of corrugating medium paper and medium-grade offset printing paper.  The gross profit margin for the year ended December 31, 2009 increased only slightly by 0.35% from 19.26% to 19.61%.

Income from operations

Operating income for the year ended December 31, 2009 was $ 18,006,096, an increase of $ 5,773,720 or 47.20% from $ 12,232,376 for the comparable period in 2008.  The increase was primarily attributable to increased sales and gross profit of our corrugating medium paper and medium-grade offset printing paper products.

Selling, General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were $2,029,201, an increase of $ 1,701,376 or 518.99% from $ 327,825 for the comparable period in 2008.  The increase was primarily attributable to payments of various professional service fees, investor relations, and road shows that are related to our status as a public company. The Following schedule summarizes these public company expenses incurred by the Company for the year ended December 31, 2009 and 2008, respectively:

	For the Year Ended	For the Year Ended
	12/31/2009	12/31/2008
Legal	$386,899	$13,000
Auditing	194,780	49,000
Other	40,767	1,640

Travel	128,270	-
Consulting	346,840	-
Investor relations	220,989	-
Officer and director compensations	205,835	86,352
	$1,524,380	$149,992

Net Income

Net income was $ 12,720,208 for the year ended December 31, 2009, an increase of $ 3,945,793 or 44.97% from $ 8,774,415 for the comparable period in 2008.  The increase was primarily attributable to increased sales revenue and gross profit during the year ended December 31, 2009.

Accounts Receivable

Accounts receivable increased 44.25% to $ 2,056,858 as of December 31, 2009, compared with $1,425,899 at December 31, 2008.  The increase in accounts receivable was in relation to the increased sales volume in the year of 2009.  Because of increased demand from our customers and an improved economic environment among our customers, we have asked more customers (especially new customer accounts) to either prepay or accelerate the payment terms on their purchases from us.  Accounts receivable turnover increased from 51.36 times in year 2008 to 58.66 times in year 2009, while days in accounts receivable decreased from 7.11 days in year 2008 to 6.22 days in year 2009.  We usually collect the accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory consists of raw materials (accounting for 91.25% of total value of ending inventory as of December 31, 2009) and finished goods. As of December 31, 2009, the recorded value of our inventory has increased 145.52% to $6,926,392 from $ 2,821,063 as of December 31, 2008. A summary of changes in major inventory items is as follows:

	December 31, 2009	December 31, 2008	$ Change	% Change
Raw Materials
Recycled paper board	$ 2,301,282	$ 797,806	$1,503,476	188.45%
Pulp	12,744	914,061	(901,317)	(98.61%)
Recycled printed paper	533,771	277,739	256,032	92.18%
Recycled white scrap paper	1,731,170	389,151	1,342,019	344.86%
Coal	1,704,905	-	1,704,905	N/A
Other raw materials	36,801	-	36,801	N/A
Total Raw Materials	6,320,673	2,378,757	3,941,916	165.71%

Finished Goods	605,719	442,306	163,413	36.95%
Totals	$ 6,926,392	$ 2,821,063	4,105,329	145.52%

The increase is due to a number of reasons:

The market price of recycled paper board, which is the main raw material for our corrugating medium paper, has been slowly going up since the second half of 2009.  To hedge the increasing cost of the recycled paper board, we decided to purchase more recycled paper boards and control the average cost of recycled paper boards in the subsequent period at a lower level and shield the Company from potentially higher prices in the next few periods.

We have not been producing high-grade offset printing paper since August 2009.  Therefore, the inventory stock of pulp, which is a major raw material for high-grade offset printing paper, has decreased from $914,061 on December 31, 2008 to $12,744 as of the end of year 2009.

Due to increasing customer demand, we have been producing increasing amount of medium-grade offset printing paper since August 2009 (see the analysis of the 2009 increase in medium-grade offset printing paper as compared to year 2008 under “Revenue” above).  Accordingly, we increased the inventory stock of recycled printed paper from $389,151 as of December 31, 2008 to $1,731,170 as of December 31, 2009.

Starting from the third quarter of year 2009, we began to track the usage of coal and other chemicals (under the category of “Other Raw Materials”) used in pulp/paper production process and to charge only the quantities consumed as of the end of the period to the pool of production cost, with the quantities/amount left on hand as of the end of the period capitalized as part of the raw material inventory.  Prior to the third quarter of 2009, we chose to expense whatever amount of coal and chemicals costs as current period cost of goods sold. Such change has no material effect on the inventory balance and the cost of sales because the coal on hand at December 31, 2008 was insignificant.  In addition, in the case of coal, we decided to purchase and store extra amount of coal to prepare for the 2009-2010 severe winter weather and any possible interruption caused by any severe weather condition.

Inventory turnover of all items of inventory of the Company decreased from 32.52 times during the year of 2008 to 16.81 times in the year of 2009.  Number of days in inventory increased from 11.22 days in year 2008 to 21.72 days for the year ended December 31, 2009.  The reason for the change in inventory turnover ratios is attributable to the higher average inventory level during year 2009 compared to the average inventory level in year 2008, caused particularly by the low beginning inventory in the 2008 fiscal year.

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $1,819,448 for the year ended December 31, 2009, an increase of $1,819,448 from exactly a year ago. The increase was primarily attributable to the surge in unpaid purchase of inventory stock because of ramped up production activities as of December 31, 2009.

Liquidity and Capital Resources

Overview

We had net working capital of $7,024,253 at December 31, 2009, an increase of $8,190,048 over a net working capital deficit of ($1,165,795) at December 31, 2008.

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the year ended December 31, 2009 was $3,234,419 and increased to $6,949,953 by the end of the period, an increase of $3,715,534 or 114.87% over the base amount at January 1, 2009.  The net change in cash and cash equivalents in the amount of $3,715,534 for the year ended December 31, 2009 represented an increase of $1,103,776 or 42.26% from $2,611,758 for the comparable period in 2008.  The increase over the comparable 2008 balance was primarily attributable to a number of factors, including the followings:

Net cash provided by operating activities

Net cash provided by operating activities was $15,038,670 for the year ended December 31, 2009, an increase of $4,295,114 or 39.98% from $10,743,556 for the comparable period in 2008.  The 2009 net income in the amount of $12,720,208 increased $3,945,793 or 44.97% from $8,774,415 for the comparable period in 2008.  In addition to the net income, there are certain non-cash charges (including depreciation in the amount of $3,510,082) that reduced the year 2009 net income but nevertheless did not have the effect of reducing the balance of cash and cash equivalent.  Total non-cash charges amounted to $4,112,218 for the year ended December 31, 2009.  Besides the increase in net income, the increase in cash from operating activities in year 2009, compared to the cash from operating activities in the same period in 2008, is mainly attributable to the increased balances of accounts payable and other payables and accrued liabilities as of December 31, 2009, offset by additional cash paid to purchase inventory and increased balance of accounts receivable and prepaid expenses and other receivables as of the end of year 2009.

Net cash used in investing activities

The Company incurred $13,604,113 cash expenditure in investing activities during the year ended December 31, 2009.  There is a reduction of cash outflow in the amount of $980,389 or 6.72% from $14,584,502 for the comparable period in 2008.  The cash out-flow for the year ended December 31, 2008 was primarily attributable to the cash payment associated with our acquisition of a new white paper production line and new corrugating medium paper mill machine calendars in year 2008. During the year ended December 31, 2009, the Company purchased certain digital photo paper production equipments for a total consideration of RMB 93,000,000 Yuan (or approximately $13,602,059 as of December 31, 2009).

Net cash provided by financing activities

Net cash from financing activities was $2,306,853 during the year ended December 31, 2009, as compared with $5,151,052 net cash provided by financing activities for the comparable period in 2008.  During the year ended December 31, 2009, the company paid off a short-term loan borrowed from Huaxia Bank in the amount of approximately $1,246,950 and made a partial loan repayment to the United Commercial Bank (China) Limited in the amount $1,300,000.  The Company also completed a private placement transaction in October 2009 to raise net proceeds of $4,898,849.  During the comparable period in year 2008 the Company borrowed $2,383,369 from related parties and $819,507 from local banks.

Short term loans

On January 31, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a loan in the amount of RMB 13,000,000 yuan (or $1,901,363 at December 31, 2009).  The loan is renewable at maturity and is subject to a 6.372% annual interest rate.  The loan is secured by certain manufacturing equipments of the Company and payable on the maturity date of January 29, 2009.  On January 21, 2009 the Company and the Bank renewed the loan agreement for another 12 months and extended the maturity date to January 20, 2010.  The Company renewed the loan with the Industrial and Commercial Bank of China on January 28, 2010 for another one year period.

On September 5, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a credit facility in the amount of RMB 6,000,000 yuan (or $877,552 at December 31, 2009).  The loan is renewable at maturity and subject to an 8.217% interest rate.  The loan is due and payable on the maturity date of June 4, 2009.  The Company renewed the loan with the bank for another 12-month period on June 1, 2009 and adjusted the interest rate to 5.841% per annum.

On January 23, 2009, HBOP entered into a short term credit facility extension agreement with United Commercial Bank (China) Limited, for the extension of a revolving credit facility in the amount of $2,000,000 and a non-revolving import loan of $816,976.  The original credit facility agreement was entered into on April 14, 2006 and extended on May 8, 2007.  Under the terms of the extension agreement, the loan is collateralized by the Company’s building, equipments and land use rights and personally guaranteed by Zhenyong Liu, our Chief Executive Officer.  Interest payment is made monthly and is indexed to a floating interest rate, based upon 5% plus the three-month LIBOR, adjustable every three months.  On August 20, 2009, the Company and the Bank entered into a Short-Term Loan Deferred Payment Agreement (the “Deferred Payment Agreement.”)  Under the Deferred Payment Agreement, the Company agrees to repay the principal amount of the loan according to the following payment schedule:

$400,000 on 8/31/2009

All the accrued interest as of 8/31/09 on 9/15/2009

$400,000 on 9/30/2009

$200,000 on 10/31/2009

$300,000 on 11/30/2009

$300,000 on 12/31/2009

$200,000 on 1/31/2010

$200,000 on 2/28/2010

$200,000 on 3/31/2010

$200,000 on 4/30/2010

$200,000 on 5/31/2010

$216,476.39 on 6/30/2010

The Company does not believe the above payment schedule will have any negative impact on its financial position.  As of December 31, 2009 the remaining balance of the United Commercial Bank (China) loan balance was $1,494,835.

Long term loan

On August 12, 2008, HBOP entered into a loan agreement with the Rural Credit Union of Xushui, Dayin Branch, for a loan in the amount of RMB 13,280,000 yuan (or $1,942,316 as of December 31, 2009).  The loan is guaranteed by an unrelated third party, Hebei Chenyang Industry and Trade Group Co., Ltd., and carries a 0.774% interest rate per month.  The loan runs for three years, starting September 16, 2008, and is payable on the maturity date of September 16, 2011.

Related party loans

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to HBOP for working capital purposes, which amounted to RMB 41,970,716 Yuan as of June 30, 2009. On July 24, 2008, the Chief Executive Officer of the Company agreed to change the term of the loan from payable on demand to a period of three years, maturing on July 23, 2011, and with no stated interest. On August 31, 2009, the Company, HBOP, and our Chief Executive Officer entered into a tri-party Debt Assignment and Assumption Agreement, under which the Company agreed to assume $4,000,000, or RMB 27,364,800 Yuan, of HBOP’s debt owed to our Chief Executive Officer.  Accordingly, the Company issued 1,204,341 (post reverse split) shares of restricted common stock to our Chief Executive Officer on August 31, 2009 at the price of $3.32132 (post reverse split) per share.  As of December 31, 2009 and 2008, net amount due to Mr. Liu were $2,136,242 and $6,157,104, respectively.

On August 1, 2008, Shuangxi Zhao, a director of HBOP, loaned money to HBOP for working capital purposes, which amounted to $877,552 as of December 31, 2009. The amount owed bears interest at 7.56% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on July 31, 2011.

On August 5, 2008, Xiaodong Liu, Vice President and a shareholder of the Company, loaned money to HBOP for working capital purposes, which amounted to $1,096,940 as of December 31, 2009. The amount owed bears interest at 7.56% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on August 4, 2011.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$6,216,065	$4,273,750	$—	$1,942,315	$—

Operating Lease Obligations	386,123	17,551	35,102	35,102	298,368
Total	$6,602,188	$4,291,301	$35,102	$1,977,417	$298,368

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

The 2009 Performance Threshold shall equal or exceed the Company’s 2009 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $10,000,000 and the 2010 Performance Threshold shall equal or exceed the Company’s 2010 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $18,000,000.  As of December 31, 2009, the Company has achieved the 2009 Performance Threshold.

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

If a registration statement is (A) not filed with the SEC on or before the respective filing deadline (a “Filing Failure”) or (B) not declared effective by the SEC as aforesaid, (an “Effectiveness Failure”) or (ii) on any day after the respective dates of effectiveness sales of all the shares included on such registration statement cannot be made because of a failure to keep such registration statement effective, to disclose such information as is necessary for sales to be made pursuant to such registration statement, to register a sufficient number of shares of common stock or to maintain the listing of the common stock (a “Maintenance Failure”) then, as partial relief for the damages to any holder by reason of any such delay in or reduction of its ability to sell the underlying shares of common stock (A) the Company shall pay to each holder of shares relating to such registration statement an amount in cash equal to two percent (2.0%) of the aggregate Purchase Price (as such term is defined in the Securities Purchase Agreement) of such Buyer’s shares included in such Registration Statement on each of the following dates: (i) the day of a Filing Failure; (ii) the day of an Effectiveness Failure; and (iii) the initial day of a Maintenance Failure; and (B) the Company shall pay to each holder of shares relating to such Registration Statement an amount in cash equal to one percent (1.0%) of the aggregate Purchase Price of such Buyer’s shares included in such Registration Statement on each of the following dates: (i) on the thirtieth day after the date of a Filing Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Filing Failure is cured; (ii) on the thirtieth day after the date of an Effectiveness Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Effectiveness Failure is cured; and (iii) on the thirtieth day after the date of a Maintenance Failure and every thirtieth day thereafter (pro rated for periods totaling less than thirty days) until such Maintenance Failure is cured. Defaults in the said payments shall bear interest at the rate of one and one-half percent (1.5%) per month (prorated for partial months) until paid in full. However, as of March 26, 2010 all Buyers have agreed to temporarily suspend their registration rights and any cash payment of liquidated damages.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts. A discussion of the more significant estimates follows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of our Board of Directors.

Inventories

Inventories consist principally of raw materials (e.g., recycled paper, pulp and coal) and finished goods, and are stated at the lower of cost (average cost method) or market. While we believe the market value (in terms of replacement cost or net realizable value) of essentially all raw materials is rising and will not result in any near-term impairment in value, any change in the assumptions of the market value could have an impact on our stated cost of raw materials.

Income Taxes

As mentioned under Significant Accounting Policies, the Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes). To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until December 31, 2009, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

The Company’s effective tax rate for the year ended December 31, 2009 and 2008 are 26.8% and 25%, respectively. Any change in the estimate of our utilization of tax attributes or carryover could have an impact on our effective tax rate.

Share-Based Compensation

The Company applies the provisions of ASC Topic 505-50, Equity Based Payments to Non-Employees (formerly named as EITF 96-18) to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable. The calculation of fair value using the Black-Scholes option pricing model involves certain assumptions that are reasonably estimated. However, if these estimates change, the fair value calculated could be materially impacted.

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

All of our long-term debt at year-end 2009 is at fixed interest rates and, therefore, is not affected by changes in interest rates before maturity. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.

Certain cash and cash equivalents earn interest at variable rates and are affected by changes in interest rates. During the years ended December 31, 2009 and 2008, interest income amounted to $108,610 and $65,316, respectively. We do not believe the change in interest rate on our cash and cash equivalent accounts will result in any material market risk for the Company.

We were not a party to any material derivative financial instruments in 2009 and 2008.

Item 8.                  Financial Statements and Supplementary Data.

Our audited financial statements for the fiscal years ended December 31, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ORIENT PAPER, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2 – F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Income and Comprehensive Income	F-5
Consolidated Statements of Stockholder’s Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Orient Paper, Inc.

We have audited the accompanying consolidated balance sheet of Orient Paper, Inc. (“the Company”) as of December 31, 2009 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 28, 2010 expressed an unqualified opinion thereon.

/s/ BDO Limited

Hong Kong, March 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DAVIS ACCOUNTING GROUP, P.C.

A Certified Public Accounting Firm

1957 West Royal Hunte Drive, Suite 150, Cedar City, Utah 84720

(435) 865-2808 • FAX (435) 865-2821

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Orient Paper, Inc.:

We have audited the accompanying balance sheet of Orient Paper, Inc. (a Nevada corporation) as of December 31, 2008, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orient Paper, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,

March 19, 2009.

ORIENT PAPER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$ 6,949,953	$ 3,234,419
Restricted cash	29,105	-
Accounts receivable, net of allowance for doubtful accounts of $41,977 and nil as of December 31, 2009 and 2008, respectively	2,056,858	1,425,899
Inventories	6,926,392	2,821,063
Prepaid expense and other receivable	434,093	-
Total current assets	16,396,401	7,481,381

Property, plant and equipment, net	55,303,753	45,340,681
Total Assets	$ 71,700,154	$ 52,822,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term bank loans	$ 4,273,750	$ 6,858,652
Accounts payable	1,819,448	-
Accrued payroll and employee benefits	271,208	228,161
Other payables and accrued liabilities	1,662,673	815,642
Income taxes payable	1,345,069	744,721
Total current liabilities	9,372,148	8,647,176

Loan from credit union	1,942,315	1,948,176
Loans from related parties	4,110,735	8,137,554

Total liabilities	15,425,198	18,732,906

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 14,875,715 and 11,275,497 shares issued and outstanding as of December 31, 2009 and 2008, respectively	14,876	11,275
Additional paid-in capital	19,169,469	9,598,944
Statutory earnings reserve	4,442,450	3,079,063
Accumulated other comprehensive income	3,984,305	3,592,839
Retained earnings	28,663,856	17,807,035
Total Stockholders’ Equity	56,274,956	34,089,156
Total Liabilities and Stockholders’ Equity	$ 71,700,154	$ 52,822,062

The accompanying notes to financial statements are an integral part of these balance sheets.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008

Revenue	$ 102,142,828	$ 65,203,992
Cost of Sales	(82,107,531)	(52,643,791)
Gross Profit	20,035,297	12,560,201
Selling, General and Administrative Expenses	(2,029,201)	(327,825)
Income from Operations	18,006,096	12,232,376
Interest Income	108,610	65,316
Interest expense	(728,429)	(598,471)
Income before Income Taxes	17,386,277	11,699,221
Income Taxes	(4,666,069)	(2,924,806)
Net Income	12,720,208	8,774,415
Other Comprehensive Income
Foreign currency translation adjustment	(108,534)	1,301,652
Total Comprehensive Income	$ 12,611,674	$ 10,076,067
Earnings Per Share
Basic Earning per Share	$ 1.04	$ 0.81
Fully Diluted Earning per Share	$ 1.04	$ 0.81
Weighted Average Number of Shares
Outstanding - Basic	12,221,782	10,769,896
Outstanding - Fully Diluted	12,232,878	10,769,896

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional Paid-in Capital	Statutory Earnings Reserve	Accumulated Other Comprehensive Income	Retained Earnings	Totals
Description	Common stock
	Shares	Amount

Balance at December 31, 2007	10,025497	$10,025	$9,100,194	$1,762,900	$2,291,187	$10,348,783	$23,513,089
Common stock issued for services	1,250,000	1,250	498,750	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	1,301,652	-	1,301,652
Transfer to Statutory Earnings Reserve	-	-	-	1,316,163	-	(1,316,163)	-
Net income for the year	-	-	-	-	-	8,774,415	8,774,415
Balance at December 31, 2008	11,275,497	11,275	9,598,944	3,079,063	3,592,839	17,807,035	34,089,156
Reserves reclassification adjustment	-	-	-	-	500,000	(500,000)	-
Employee stock compensation	15,250	16	82,860	-	-	-	82,876
Common stock issued for services	297,294	297	361,914	-	-	-	362,211
Issuance of common stock to a director (Note 7)	1,204,340	1,205	3,998,795	-	-	-	4,000,000
Issuance of common stock for cash	2,083,333	2,083	4,896,766	-	-	-	4,898,849
Warrants issued for services	-	-	230,190	-	-	-	230,190
Foreign currency translation adjustment	-	-	-	-	(108,534)	-	(108,534)
Transfer to Statutory Earnings Reserve	-	-	-	1,363,387	-	(1,363,387)	-
Net income for the year	-	-	-	-	-	12,720,208	12,720,208
Balance at December 31, 2009	14,875,714	$14,876	$19,169,469	$4,442,450	$3,984,305	$28,663,856	$56,274,956

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$ 12,720,208	$ 8,774,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,510,082	3,837,353
Impairment on accounts receivable	41,954	-
Issuance of warrants for services	115,095	-
Issuance of stock for services	445,087	500,000
Changes in operating assets and liabilities:
Accounts receivable	(676,861)	(312,493)
Prepaid expenses & other receivables	(318,765)	-
Inventories	(4,111,602)	(2,420,374)
Accounts payable	1,818,470	168,256
Accrued payroll and related expenses	43,710	-
Other payables and accrued liabilities	849,028	-
Income taxes payable	602,264	196,399
Net Cash Provided by Operating Activities	15,038,670	10,743,556

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(13,604,113)	(14,584,502)
Net Cash Used in Investing Activities	(13,604,113)	(14,584,502)

Cash Flows from Financing Activities:
Loans from related parties	-	2,383,369
Proceeds from/ (repayment of) short term loans	(2,562,891)	819,507
Proceeds from loan from credit union	-	1,948,176
Proceeds from common stock issued in private placement, net	4,898,849	-
Restricted cash	(29,105)	-
Net Cash Provided by Financing Activities	2,306,853	5,151,052

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(25,876)	1,301,652
Net Increase in Cash and Cash Equivalents	$ 3,715,534	$ 2,611,758
Cash and Cash Equivalents - Beginning of Period	3,234,419	622,661
Cash and Cash Equivalents - End of Period	$ 6,949,953	$ 3,234,419

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$ 728,428	$ 598,471
Cash paid for income taxes	$ 4,065,720	$ 2,728,407

Supplemental Disclosure of significant non-cash transactions:
Issuance of 1,250,000 shares of common stock for consultancy services	$ -	$ 500,000
Issuance of 3,750 shares of common stock for staff compensation	25,375	-
Issuance of 297,294 shares of common stock for legal and consultancy services	362,211	-
Issuance of 1,204,340 shares of common stock to a director (Note 7)	4,000,000	-
Issuance of 11,500 shares of common stock for directors’ compensation	57,501	-
Issuance of warrants for consultancy services	230,190	-

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

(1) Organization and Business Background

Orient Paper, Inc. (“Orient Paper” or “the Company”) was incorporated under the laws of the State of Nevada on December 9, 2005, under the name of Carlateral, Inc.. Carlateral, Inc. started its business by providing financing services specializing in subprime title loans, secured primarily using automobiles (and also boats, recreational vehicles, machinery, and other equipment) as collateral.

Hebei Baoding Orient Paper Milling Company Limited (“HBOP”) was organized on March 10, 1996, under the laws of the People’s Republic of China (“PRC”). HBOP engages mainly in the production and distribution of paper products such as corrugating medium paper, offset printing paper and writing paper. HBOP also has capability to produce other paper and packaging-related products, such as plastic paper and craft paper. HBOP uses recycled paper as its primary raw material.

Dongfang Zhiye Holding Limited (“Dongfang Holding”) was formed on November 13, 2006, under the laws of the British Virgin Islands, and is an investment holding company. As such, Dongfang Holding does not generate any financial or operating transactions. On July 16, 2007, Dongfang Holding entered into an agreement to acquire the equity ownership of HBOP and placed all the equity interest in trust with Mr. Zhenyong Liu, Mr. Xiaodong Liu, and Mr. Shuangxi Zhao (the original equity owners of HBOP), pursuant to a trust agreement executed as of the same date. Under the terms of the trust agreement, the original equity owners of HBOP would exercise control over the disposition of Dongfang Holding’s shares in HBOP on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of HBOP’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of HBOP’s equity interest. In connection with the consummation of the restructuring transactions on June 24, 2009 as described below, Dongfang Holding directed its trustee to return its equity ownership in HBOP to their original equity owners.

On October 29, 2007, Orient Paper entered into an Agreement and Plan of Merger (“Merger Agreement”) with (i) Orient Paper wholly owned subsidiary, CARZ Merger Sub, Inc., (ii) Dongfang Holding, and (iii) all shareholders of Dongfang Holding (Zhenyong Liu, Xiaodong Liu, Chen Li, Ning Liu, Jie Liu, Shenzhen Huayin Guaranty & Investment Company Limited, Top Good International Limited, Total Giant Group Limited, Total Shine Group Limited, Victory High Investment Limited, Think Big Trading Limited, Huge Step Enterprises Limited, and Sure Believe Enterprise Limited).

Pursuant to the Merger Agreement, Dongfang Holding merged with CARZ Merger Sub, Inc. via a share exchange, with Dongfang Holding as the surviving entity. In exchange for their shares in Dongfang Holding, the Dongfang Holding shareholders received an aggregate of 7,450,497 newly-issued shares of Orient Paper’s common stock, $0.001 par value, which were distributed pro ratably among the Dongfang Holding shareholders in accordance with their respective ownership interests in Dongfang Holding.

As a result of the merger transaction, Dongfang Holding became a wholly-owned subsidiary of Orient Paper, which, in turn, has the controlling right on Dongfang Holding’s operating company subsidiary, HBOP, pursuant to the terms of the trust agreement. HBOP, the entity through which the Company operates its business currently has no subsidiaries, either wholly- or partially-owned.

Prior to the completion of the reverse merger, Orient Paper only had limited operations (since its incorporation on December 9, 2005). On December 21, 2007, the name of the Company was changed from Carlateral, Inc. to Orient Paper, Inc. in order to better reflect the current business plan subsequent to the reverse merger. Accordingly, the reverse merge has been recorded as a recapitalisation of Orient Paper.

To ensure proper compliance of the Company’s control over the ownership and operations of HBOP with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with HBOP and the original equity owners of HBOP via its wholly owned subsidiary Shengde Holdings, Inc. (“Shengde Holdings”,) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with a registered capital of $10,000,000. Baoding Shengde is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80% of HBOP’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to the original equity owners of HBOP in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of HBOP; (iii) Call Option Agreement, which generally provides, among other things, that the original equity owners of HBOP irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in HBOP. The exercise price for the

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

options shall be RMB1 for each of the owners’ equity interests; (iv) Share Pledge Agreement, which provides that the original equity owners of HBOP will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that the original equity owners of HBOP breach their obligations under the loan agreement or HBOP fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that the original equity owners of HBOP shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any shareholder’s meeting of HBOP or with respect to any shareholder action to be taken in accordance with the laws and HBOP’s Articles of Association. The terms of the agreement are binding on the parties for as long as the original equity owners of HBOP continue to hold any equity interest in HBOP. HBOP shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. During the year ended December 31, 2009, Baoding Shengde did not provide any consulting services to HBOP in respect of the Exclusive Technical Service and Business Consulting Agreement.

Orient Paper has no equity interest in HBOP. However, through the agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s operations and financial affairs, resulting in HBOP being deemed the subsidiary of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”) (formerly FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities).

On February 10, 2010, Baoding Shengde and HBOP’s original equity owners entered into a Termination of Loan Agreement to terminate the above $10,000,000 Loan Agreement. Because of the Company’s decision to fund future business expansions through Baoding Shengde instead of HBOP, the $10,000,000 loan contemplated was never made prior to the point of termination. The parties believe the termination of the loan agreement does not in itself compromise the effective control of the Company over HBOP and its businesses in the PRC.

As of December 31, 2009, details of the Company’s subsidiaries and variable interest entities are as follows:

Name	Date of Incorporation or Establishment	Place of Incorporation or Establishment	Percentage of Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Investment holding, inactive as of December 31, 2009
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity:
HBOP	March 10, 1996	PRC	100%	Paper Production and distribution

(2) Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and include the assets, liabilities, revenues, expenses and cash flows of all subsidiaries and variable interest entities. All significant inter-company balances, transactions and cash flows are eliminated on consolidation.

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation). The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2009 and 2008 to translate the Chinese RMB to the U.S. Dollars are 6.83720:1 and 6.81663:1, respectively. Revenues and expenses are translated

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

using the average exchange rates prevailing throughout the respective years at 6.84088:1 and 6.93722:1 for the years ended December 31, 2009 and 2008, respectively. Translation adjustments are included in other comprehensive income (loss).

The functional currency of Orient Paper, Dongfang Holding and Shengde Holdings is United States dollars. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Translation in currencies other than United States dollars are converted into United States dollars at the applicable rates of exchange prevailing the transactions occurred. Transaction gains or losses are recognized in the consolidated statement of income.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009, and 2008, and revenues and expenses for the years ended December 31, 2009, and 2008. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives of property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, Orient Paper considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are not collateralized and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2009, and 2008, the balance of allowance for doubtful accounts was $41,977 and nil, respectively. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

Inventories

Inventories consist principally of raw materials (e.g., recycled paper, pulp and coal) and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation and any impairment losses. Major renewals, betterments, and improvements are capitalized to the asset accounts while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are expensed to operations. At the time property, plant, and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation or amortization accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to operations.

The Company depreciates property, plant, and equipment using the straight-line method as follows:

Land use right	Over the lease term
Building and improvements	30 years
Machinery and equipment	5-15 years
Vehicles	15 years

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimate fair value. For the years ended December 31, 2009 and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2009 and 2008, the carrying value of the Company’s financial instruments approximated at their fair value.

Statutory Reserves

According to the laws and regulations in the PRC, the Company is required to provide for certain statutory funds, namely, reserve fund by an appropriation from net profit after taxation but before dividend distribution based on the local statutory financial statements of the PRC subsidiary and variable interest entity prepared in accordance with the PRC accounting principles and relevant financial regulations.

The Company’s wholly owned subsidiary and variable interest entity in the PRC are required to allocate at least 10% of its net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital.  Appropriations of additional reserve fund are determined at the discretion of its directors. The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital.

For the years ended December 31, 2009 and 2008, Orient Paper made transfers to this reserve fund in the amounts of $1,363,387 and $1,316,163, respectively.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $29, 283 and nil for the years ended December 31, 2009 and 2008.

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

Shipping Cost

Substantially all customers use their own trucks or hire commercial trucking companies to pick up goods from the Company. The Company usually incurs no shipping cost for delivery of goods to customers. For those rare situations where products are not shipped utilizing customer specified shipping services, the Company charges customers a shipping fee which is included in net revenues and was not material. Freight-in and handling costs incurred by the Company with respect to purchased goods are recorded as a component of inventory cost and charged to cost of sales when the inventory items are sold.

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $439 and $216 of advertising and promotion costs for the years ended December 31, 2009 and 2008, respectively.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same depreciation methods employed for property, plant and equipment or over the term of the related lease, if shorter.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Income Taxes

The Company accounts for income taxes pursuant to ASC Topic 740, Income Taxes (formerly SFAS No. 109 Accounting for Income Taxes). Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. ASC Topic 740 also requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

The Company adopted ASC Topic 740-10-05, Income tax, (formerly FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109), which provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

The Company’s policy on classification of all interest and penalties related to unrecognized tax is, if any, as a component of income tax provisions.

Value Added Tax

Both the PRC subsidiaries and variable interest entity of the Company are subject to value added tax (“VAT”) imposed by PRC government on its purchase and sales of goods. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when it purchases goods from its vendors. VAT rate is 17% in general, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT. Debit balance of VAT payable represents a credit against future collection of output VAT instead of a receivable.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income (formerly SFAS No130, Reporting Comprehensive Income). ASC Topic 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the consolidated financial statements. The components of comprehensive income were the net income for the periods and the foreign currency translation adjustments.

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

Share-Based Compensation

The Company uses the fair value recognition provision of ASC Topic 718, Compensation-Stock Compensation (formerly named as SFAS 123(R)) , which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

The Company also applies the provisions of ASC Topic 505-50, Equity Based Payments to Non-Employees (formerly named as EITF 96-18) to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Fair Value Measurements

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures, (formerly SFAS No.157, Fair Value Measurements) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

Its establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

(3) Inventories

Raw material inventory includes mainly recycled paper, coal and pulp. Finished goods include mainly products of offset printing paper and corrugating medium paper. Inventories consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Raw Materials
Recycled paper board	$2,301,282	$797,806
Pulp	12,744	914,061
Recycled printed paper	533,771	277,739
Recycled white scrap paper	1,731,170	389,151
Coal	1,704,905	-
Other raw materials	36,801	-
	6,320,673	2,378,757
Finished Goods	605,719	442,306
Totals	$6,926,392	$2,821,063

(4) Property, plant and equipment

As of December 31, 2009 and 2008, property, plant, and equipment consisted of the following:

	December 31,
	2009	2008
Property, Plant, and Equipment:
Land use right	$2,191,750	$2,198,183
Building and improvements	$7,655,357	$7,678,454
Machinery and equipment	61,348,498	47,881,097
Vehicles	10,650	10,682
	71,206,075	57,768,416
Less accumulated depreciation and amortization	(15,902,322)	(12,427,735)
Property, Plant and Equipment, net	$55,303,753	$45,340,681

The land use right of state-owned land represents land located in China with Lease terms of 50 years expiring in 2053.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Property, plant and equipment with net values of $17,813,861 and $19,466,032 have been pledged for short-term bank loans of HBOP as of December 31, 2009 and 2008, respectively. Depreciation and amortization of property, plant and equipment was $3,510,082, and $3,837,353 during the year ended December 31, 2009 and 2008, respectively.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

(5) Prepaid expenses and other receivable

Prepaid expenses and other receivable consisted of the following:

	December 31,
	2009	2008
Prepayment to service providers	$250,000	$-
Prepaid stock warrant compensation to a service provider	115,095	-
Others	68,998	-
	$434,093	$-

(6) Loans Payable

Short-term bank loans

		December 31,
		2009	2008
Industrial & Commercial Bank of China	(a)	$2,778,915	$2,787,300
Huaxia Bank	(b)	-	1,246,950
United Commerical Bank (China) Limited	(c)	1,494,835	2,824,402
Total short-term bank loans		$4,273,750	$6,858,652

(a)

Industrial & Commercial Bank of China provided two loans, amount of $1,901,363 and $877,552 as of December 31, 2009 and $1,907,100 and $880,200 as of December 31, 2008, which are secured by certain manufacturing equipment of the Company. The interest is payable monthly at a fixed rate of 6.372% and 5.841% per annum for year ended December 31, 2009 and 7.8% and 6.7% per annum for the year ended December 31, 2008. These loans carried forward from the year ended December 31, 2008 have been renewed during 2009 and the entire principal is due and payable at maturity on January 20, 2010 and June 30, 2010, respectively. The loan matured on January 20, 2010 was repaid on the due date.

(b)

Loan payable to Huaxia Bank was guaranteed by a third party guarantying company, Hebei Small-Medium Enterprise Credit Guarantee Service Center, with a guarantee fee of 2.4% of the outstanding balance. The interest is payable monthly at 9.828% per annum. The entire principal was due and payable at maturity on March 5, 2009, when the bank granted the Company a one-month grace period for negotiating interest rates and terms for renewing the loan. The Company subsequently decided not to renew the Huaxia Bank loan and arranged for the guarantying company to provide the Company with a one-month bridge loan to pay off the bank loan in April 2009. The guarantying company bridge loan carried interest at 0.933% per month.

On April 30, 2009, the Company made a payment in the amount of $1,266,557, including $21,307 of interest to settle the whole loan with the guaranting company.

(c)

As at December 31, 2008, the Company had short-term credit facility provided by the United Commercial Bank (China) Limited, included a revolving credit facility of $2,000,000 and a non-revolving import loan facility of $816,976. The credit facility is secured by the Company’s building, land use rights, and equipment and is personally guaranteed by the Company’s Chief Executive Officer and the Director. The short-term credit facility was expired on January 23, 2009, which was extended to June 30, 2009 via a Short-Term Credit Facility Extension Agreement. The credit facility did expire on June 30, 2009 and as at December 31, 2009, the Company has no other credit facility with the bank. Interest is paid monthly with a floating rate indexed to 5% plus the three-month LIBOR as of December 31, 2009 and 2008.

On August 20, 2009, the Company and United Commercial Bank (China) Limited entered into a Short-Term Loan Deferred Payment Agreement (the “Deferred Payment Agreement.”) Under the Deferred Payment Agreement, the Company agrees to repay the principal amount according to a payment schedule during the period from August 31, 2009 to June 30, 2010. The details of the payment schedule is as below.

Repayment Date	Repayment Amount
August 31, 2009	$400,000
September 15, 2009	All accrued interest
September 30, 2009	400,000
October 31, 2009	200,000
November 30, 2009	300,000

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

December 31, 2009	300,000
January 31, 2010	200,000
February 28, 2010	200,000
March 31, 2010	200,000
April 30, 2010	200,000
May 31, 2010	200,000
June 30, 2010	216,476

Based on above repayment schedule, the installment of $300,000 should be repaid on December 31, 2009. However, because the bank did not sent out the Notice of Payment on time, the installment was not repaid by the Company until after the year ended December 31, 2009.

As of December 31, 2009 and 2008, short-term borrowing comprised secured bank loans of $4,273,750 and $5,611,702 respectively, and unsecured bank loans of $nil and $1,246,950 respectively. The secured loans were secured by the Company’s property, plant and equipment of $17,813,861 and $19,466,032, respectively.

The average short-term borrowing rates for the years ended December 31, 2009, and 2008, were approximately 6.21% and 7.33%, respectively. The credit facility agreement includes certain covenants that require the Company to maintain (1) the equity to debt (including contingent liabilities) ratio at no less than 50%, and (2) its current ratio at no less than 100%. The Company was in compliance with these covenants as of December 31, 2009.

Long-term loan from credit union

As of December 31, 2009 and 2008, loan payable to Rural Credit Cooperative of Xushui County, amounted $1,942,315 and $1,948,176 respectively. The loan is guaranteed by an unrelated third party company. The entire principal is due and payable at maturity on September 16, 2011. Interest is paid monthly at the rate of 0.774% per month.

Future maturities of short term and long term loans payable were as follows as of December 31, 2009:

December 31,	Amount
2010	$4,273,750
2011	1,942,315
6,216,065

The total interest expenses for the short-term bank loans and long-term loan for the years ended December 31, 2009 and 2008 were $621,863 and $536,853, respectively.

(7) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company. He loaned money to HBOP for working capital purposes over a period of time. On July 24, 2008, the term of the loan changed from payable on demand to a period of three years, maturing on July 23, 2011, with no interest bearing. On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu. Concurrently, Orient Paper issued 1,204,340 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share. As of December 31, 2009 and 2008, net amount due to Mr. Liu were $2,136,242 and $6,157,104, respectively.

On December 31, 2009, a new loan agreement was entered into between Mr. Liu and HBOP to replace the prior loan agreement. Under the new agreement, the loan of Mr. Liu is interest bearing and the interest rate is determined by reference to the People's Bank of China, starting from January 1, 2010, and the balance is wholly repayable on December 31, 2012.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes. The amount owed bears interest with reference to the borrowing rate offered by the People's Bank of China and is due on July 31 and August 4, respectively, 2011. As of December 31, 2009 and 2008, the loan amount is $1,974,492 and $1,980,450, respectively, to HBOP. The average interest rate for both the year ended December 31, 2009 and 2008 was 7.56% per annum. Interest expenses paid to the two directors were $106,565 and $61,618 for the year ended December 31, 2009 and 2008, respectively.

(8) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,
	2009	2008
Accrued electricity	$1,051,706	$512,685
Value-added tax payable	442,307	288,530
Others	168,660	14,427
Totals	$1,662,673	$815,642

(9) Common Stock

Issuance of shares

In April 2008, the Company issued to three consultants 1,250,000 shares of common stock for services rendered during the year 2008 under the 2008 Equity Incentive Plan (“Equity Incentive Plan”). The shares issued to the three consultants were measured at the market price of the grant date. As at December 31, 2009 and 2008, there were no shares available for future grants under the Equity Incentive Plan.

On May 1, 2009, the Company appointed Mr. Winston C. Yen as the Chief Financial Officer. As part of the compensation, the Company should issue 5,000 shares of common stock to Mr. Yen, within the initial one-year term of employment, with 1,250 shares vesting quarterly starting May 10, 2009. As of December 31, 2009, the Company issued 3,750 shares, which has been charged to earnings with corresponding credit to equity at the market price of the vested date.

On June 24, 2009, the Company entered into an escrow agreement with Xushui District Dongfang Trading Limited Company, Sichenzia Ross Friedman Ference LLP (“SRFF”) and Barron Partner, LP to establish an escrow fund of $500,000 for the purposes of paying for its U.S. legal, audit and investment relations services costs. In connection with the first payment of past legal fees out of the escrow fund, the Company’s Board of Directors resolved to issue 15,000 shares of common stock to SRFF as part of the payment for certain past legal services. The shares were valued at the market price of the service completion date and recorded under general and administrative expenses with corresponding credit to equity account. As of December 31, 2009, the escrow fund balance was $29,105 which was recorded as Restricted Cash.

On August 15, 2009, the Company entered into a Consulting Agreement with Chinamerica Holdings, Ltd. (“CA”) to appoint CA as an exclusive consultant to the Company for providing various advisory services relating to capitalization strategy, upgrading the Company’s stock listing and financial communication and assisting the Company in a $5,000,000 private placement transaction that was closed on October 7, 2009. In consideration of the services and upon completion of the private placement, the Company agreed to issue 282,294 shares of common stock to CA. The Board of Directors passed a resolution on November 12, 2009 to issue these shares, which were measured at the service completion date. The management assessed that 80% (or 225,835 shares) of the total value should be allocated to the cost of issuing stock with respect to the private placement and the other 20% (or 56,459 shares) related value was allocated to other consulting services. The cost related to the consultancy service was charged to earnings with corresponding credit to equity while the cost in connection to the private placement was considered as a reduction of the proceeds from the private placement and debited to equity account directly with corresponding credit entry to the equity account for the same amount.

As mentioned under Related Party Transactions, on August 31, 2009 Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper issued 1,204,340 shares of restricted common stock to Mr. Liu at $3.32132 per share, market price of the agreement date.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

On October 7, 2009, the Company entered into a Securities Purchase Agreement with Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”) to sell to the Buyers 2,083,333 shares of the Company’s common stock for an aggregate purchase price of $5,000,000 (the “Private Placement”). The Private Placement was closed on October 7, 2009. As of December 31, 2009, the proceeds has been received and recorded in equity account. In connection with the Private Placement, the Company entered into the Registration Rights Agreement with the Buyers and agreed to file with the SEC a registration statement on Form S-1 Registration Rights Agreement covering the resale of all of the 2,083,333 shares of common stock sold to the Buyers within 90 days of the closing of the Financing. If a registration statement is not filed by the prescribed date, the Company will be subject to liquidated damages provisions as stated in the Registration Rights Agreement. As stated under the Subsequent Events, on March 15, 2010, the Company and the Buyers entered into a Waiver Agreement for the Buyers to temporarily waive their registration rights and the liquidated damages, subject to certain conditions. Please refer to Subsequent Events for details.

On October 28, 2009, the Company appointed Mr. Drew Bernstein, Mr. Wenbing Christopher Wang and Ms. Zhaofang Wang as independent directors. As part of the compensation, the Company issued 7,500 shares and 4,000 shares of common stocks to Mr. Bernstein and Mr. Wang, respectively. These shares were valued at the market price of the grant date. The cost of the shares issued has been recorded as general and administrative expenses with corresponding credit to equity account.

Reverse Stock Split

On September 21, 2009, the Board of Directors and majority shareholders approved an amendment to the Articles of Incorporation of the Company to effect a one-for-four (1:4) reverse split of the issued and outstanding shares of the Company’s common stock without changing the par value of the stock (“Reverse Split”). At the time of the Reverse Split, holders of outstanding shares of common stock received one share of post-Reverse Split common stock for each four shares of pre-Reverse Split common stock held as of the close of business on the date the Amendment is filed. No fractional shares of common stock will be issued in connection with the Reverse Split. All fractional share amounts resulting from the Reverse Split will be rounded up to the next whole new share.  In connection with the Reverse Split, the Company’s Board of Directors, in its sole discretion, may provide special treatment to shareholders to preserve round lot holders (i.e., holders owning at least 100 shares) after the Reverse Split. The Reverse Split became effective on November 5, 2009. All information in the accompanying consolidated financial statements and related notes regarding number of shares, the share prices and basic and fully diluted earning per share prior to September 21, 2009 have been retroactively restated to account for the change.

Issuance of warrants

On July 23, 2009, the Company entered into an agreement with CCG Investor Relations Partners LLC (“CCG”), who should provide service related to investor relationship activities for the Company for one year starting from July 24, 2009. In consideration for CCG’s service and a cash payment of $7,000 per month, at the same date, the Company issued a warrant to CCG to purchase 25,000 shares of the Company’s common stock at the price of $4.00 per share. The warrant is exercisable for two years after grant and has a “cashless” exercise provision and a piggyback registration right. The value of the warrant issued for the service should be measured at the service completion date according to ASC Topic 505-50 (formerly EITF 96-18). As the service has not completed as of December 31, 2009, the fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2009

Risk free interest rate	1%
Volatility	206%
Expected life (years)	1.5
Dividends		-
Fair value per share of the warrant granted during the year	$9.208

From above estimate, the total fair value for the warrant was approximately $230,190 which has been credited to additional paid-in capital and amortized over the servicing period of 1 year since July 24, 2009. For the year ended December 31, 2009, the

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

company charged $115,095 to earnings and the remaining cost of the warrant issued was recorded as prepaid expenses under current assets. The fair value of the warrant will be measured at every quarter end.

During the year ended December 31, 2009, no warrant has been exercised and as of December 31, 2009, the outstanding warrant was exercisable for 25,000 shares at a price of $4.00 per share. See Subsequent Event for details of CCG’s exercise of all warrants on January 26, 2010.

Make Good Securities Escrow Agreement

In connection to the Private Placement carried out on 7 October 2009, the Company entered into a Make Good Securities Escrow Agreement with the Buyers of the Private Placement and Mr. Liu, the Company’s Chief Executive Officer and a major shareholder. As an inducement for the Buyers to enter and consummate the Private Placement, Mr. Liu agreed to place 750,000 shares of common stock (the “Escrow Shares”) into escrow for the benefit of the Buyers in the event the Company fails to achieve the following financial performance thresholds for the 12-month periods ended December 31, 2009 (“2009”) and December 31, 2010 (“2010”):

The 2009 Performance Threshold shall equal or exceed the Company’s 2009 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $10,000,000 and the 2010 Performance Threshold shall equal or exceed the Company’s 2010 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $18,000,000. Pursuant to the agreement, no 2009 or 2010 escrow shares should be transferred to any Buyer in the event the Company fails to achieve the 2009 or 2010 Performance Threshold by less than 10%. The number of escrow shares to be transferred to Buyer shall be equivalent to the percentage by which the Company missed the 2009 or 2010 Performance Threshold. For example, if the Company were to miss the 2009 Performance Threshold by 15%, 112,500 shares of common stock should be transferred to the Buyers.

During the period that the shares are held under escrow (the “Period”), Mr. Liu, as the original shareholder of the escrow shares retains all rights of ownership, including voting rights and the right to receive any dividends that may be declared during the Period. Mr. Liu’s right to receive the shares from the escrow is not dependent upon his employment.

As of December 31, 2009, the Company has achieved the financial performance threshold for 2009.

(10) Earnings Per Share

As of December 31, 2009 and 2008, basic and diluted net income per share calculated in accordance are reconciled as follows:

	Year ended December 31,
	2009	2008
Basic income per share
Net Income for the year – numerator	$12,720,208	$8,774,415
Weighted average common stock outstanding - denominator	12,221,782	10,769,896
Net income per share	$1.04	$0.81

Diluted income per share
Net Income for the year – numerator	$12,720,208	$8,774,415
Weighted average common stock outstanding - denominator	12,221,782	10,769,896
Effect of dilution
Warrant	11,096	-
Weighted average common stock outstanding - denominator	12,232,878	10,769,896
Diluted income per share	$1.04	$0.81

(11) Income Taxes

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

United States

Orient Paper and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively.

PRC

HBOP and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provision for income taxes for the year ended December 31, 2009 and 2008 was as follows:

	Year ended December 31,
	2009	2008
Provision for Income Taxes
Current Tax Provision – PRC	$4,666,069	$2,924,806
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$4,666,069	$2,924,806

Orient Paper, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $ 1,235,962 and $4,412 for income tax purposes for the year ended December 31, 2009 and 2008. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2028 and 2027. Management believes that the realization of the benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2009	2008
Deferred tax assets - current
Allowance for doubtful accounts	$10,509	$-
Deferred tax assets - non current
Net Operating Loss Carryover for U.S. income tax purposes	420,227	1,500
Total deferred tax assets	430,736	1,500
Less: Valuation allowance	(430,736)	(1,500)
Net Operating Loss Carryover for U.S. income tax purposes	$-	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as:

	Year ended December 31,
	2009	2008
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(36.4)	(34.0)
PRC statutory income tax rate	25.0	25.0
Expenses not deductible for PRC tax purposes	1.8	-
Change in valuation allowance	2.4	-
Effective income tax rate	26.8%	25.0%

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $ 27,927,894 and $17,802,623 as of December 31, 2009 and 2008, respectively, which are included in consolidated retained earnings and will

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

As mentioned under Significant Accounting Policies, the Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes). To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until December 31, 2009, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

(12) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,551. This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

December 31,	Amount

2010	$17,551
2011	17,551
2012	17,551
2013	17,551
2014	17,551
Thereafter	298,368

Total operating lease payments	$386,123

Environmental Remediation

In accordance with the real estate lease dated January 2, 2002, HBOP will be obligated to return the land to its condition prior to the lease. As such, Orient Paper should accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. On March 15, 2010, an amendment to the original January 2, 2002 lease was signed and removed the obligation of HBOP to return the land to its condition prior to the lease. The management of the Company thus considered that HBOP bear no liabilities under such real estate lease as of December 31, 2009 and 2008.

(13) Subsequent Events

Waiver of Registration Rights and Suspension of Liquidated Damages

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

As of January 6, 2010, the Company has been in breach of certain obligations under the October 7, 2009 Registration Rights Agreement and was subject to the liquidated damages provisions under the same agreement. Under the Registration Rights Agreement, which was entered into by the Company and the Buyers of the October 7, 2009 private placement, the Company is obligated to file a registration statement to register the Buyers’ shares within 90 days of October 7, 2009. Nevertheless, the Company has decided to postpone the registration of the Buyers’ shares until after the closing of the next financing transaction. On March 15, 2010, the Company and the Buyers entered into a Waiver Agreement for the Buyers to waive their registration rights and the liquidated damages, subject to the conditions that Buyers will be titled to exercise all their rights and remedies under Securities Purchase Agreement and Registration Rights Agreement after fourteen days of completion of the secondary public offering or in the event the Company issues more than 3,000,000 shares of common stock at an offering price per share of less than $12.

Exercise of Warrants

On January 26, 2010, CCG Investors Relations Partners LLC, holder of some 25,000 units of warrants issued by the Company on July 23, 2009, exercised all of their cashless warrants and received 16,597 shares of common stock of the Company.

(14) Concentration and Major Suppliers

For the year ended December 31, 2009, the Company had three major suppliers which primarily accounted for 37%, 32% and 13% of total purchases. For the year ended December 31, 2008, the Company had three major suppliers accounted for 50%, 12% and 11% of total purchases. The Company does not believe that it is subject to any material risk of supplier concentration.

(15) Concentration of Credit Risk

Financial instruments which the Company is potentially subject to concentrations of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States. The Company’s U.S. bank accounts are all covered by the FDIC insurance and did not carry any balance exceeding the maximum coverage of $250,000 as of December 31, 2009.

(16) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(17) Recent Accounting Pronouncements

On June 9, 2009, the FASB issued a new standards, SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, which is codified as ASC Topic 810, to eliminate the concept of a qualifying special-purpose entity and clarifies existing GAAP as it relates to determining whether a transferor has surrendered control over transferred financial assets. It also requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This standard is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its consolidated financial statements.

In June 2009, the FASB issued a new standard, SFAS No. 167, “Amendment to FASB Interpretation No.46(R)” to improve financial reporting by companies involved with Variable Interest Entities (“VIEs”) and to provide additional disclosures about the involvement with VIEs and any significant changes in risk exposure due to that involvement. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. A reporting entity will be required to disclose how its involvement with a VIE affects the reporting entity's financial statements. This standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have material impact on its consolidated financial statements.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”)”. ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the effect of ASU 2009-17 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provision of ASU No. 2010-02 to have material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

For the fiscal year ended December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.   This evaluation was conducted by Zhenyong Liu, our chief executive officer, and Winston C. Yen, our chief financial officer. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that our internal control over financial reporting is effective based on those criteria.

This annual report includes an attestation report issued by our registered independent accounting firm regarding our internal control over financial reporting. The Company's internal control over financial reporting was not required to be subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission because the Company is a smaller reporting company.  However, the Company voluntarily engaged its registered independent public accountants to attest our internal control as at December 31, 2009.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That attestation report appears below.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. During the three months ended December 31, 2009, we implemented changes that include (1) control procedures for better transaction authorization, and (2) better measurement and monitoring systems for determining the period-end inventory quantities. As of December 31, 2009, we are also implementing new internal audit functions to assist management to better monitor the effectiveness of our controls and procedures.

Except for the above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Orient Paper, Inc.

We have audited Orient Paper, Inc.’s (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(T), Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended and our report dated March 28, 2010, expressed an unqualified opinion thereon.

/s/ BDO Limited

Hong Kong, March 28, 2010

Item 9B.               Other Information.

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of five directors.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	46	Chief Executive Officer and Chairman of the Board
Winston C. Yen	41	Chief Financial Officer
Dahong Zhou	30	Secretary
Drew Bernstein	53	Director
Wenbing Christopher Wang	38	Director
Fuzeng Liu	60	Director
Zhaofang Wang	54	Director

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

Winston C. Yen. Mr. Yen was appointed as our Chief Financial Officer on May 1, 2009. Mr. Yen is a partner at ACCellence, LLP, a Los Angeles, California public accounting firm that he founded in December 2005. Previously, he served as a partner of the accounting firm of Harry C. Lin, CPA, APC in City of Industry, California from 2001 to 2005. Mr. Yen served as a manager at Moss Adams, LLP from 2000 to 2001 and was an audit/tax supervising senior at CBIZ from 1997 to 1999. He received a Bachelor’s degree in Accounting from the National Chengchi University in Taiwan in 1990 and a Master’s degree in Accounting Science from the University of Illinois at Urbana-Champaign in 1994.

Dahong Zhou. Dahong Zhou was appointed as our Secretary on November 16, 2007. Mr. Zhou also serves as Executive Manager of Hebei Baoding Orient Paper Milling Company Limited, a position she has held since 2006. Hebei Baoding Orient Paper Milling Company Limited is the Chinese operating subsidiary of Dongfang Zhiye Holding Limited, which entity was acquired by our Company under the Merger Transaction reported in our Current Report filed November 2, 2007.

Drew Bernstein. Mr. Drew Bernstein was appointed as our director on October 28, 2009. Mr. Bernstein is co-founder and managing partner of Bernstein & Pinchuk LLP, an accounting firm headquartered in New York, a position he has held since 1983.  Mr. Bernstein, a certified public accountant, received his BS degree from the University of Maryland Business School. He is a member of the American Institute of Certified Public Accounts (AICPA), The New York State Society of Certified Public Accounts (NYSSCPA) and The National Society of Accountants (NSA).  Mr. Bernstein currently serves as a director of China Wind Systems, Inc. (OTCBB: CHWY).

Wenbing Christopher Wang. Mr. Wenbing Christopher Wang was appointed as our director on October 28, 2009. Mr. Wang has been President and director of Fushi Copperweld, Inc. (NASDAQ: FSIN) (“Fushi”) since January 21, 2008.  Mr. Wang also served as Fushi’s Chief Financial Officer from December 13, 2005 to August 31, 2009.   Prior to Fushi, Mr. Wang worked for Redwood Capital, Inc., China Century Investment Corporation, Credit Suisse First Boston and VCChina in various capacities. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester. Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine.  Mr. Wang currently serves as a director of General Steel Holdings (NYSE: GSI) and China Integrated Energy, Inc. (Nasdaq: CBEH).

Zhaofang Wang. Ms. Zhaofang Wang was appointed as our director on October 28, 2009. Ms. Wang has been Director of Research and Development at China National Pulp & Paper Research Institute, a national research and higher education institution in the PRC, since November 2005.  From October 1999 to October 2005, Ms. Wang served as Director of the Department of Urban Development with the Ministry of Housing and Urban-Rural Development.  Ms. Wang, a certified senior economist, received a bachelor’s degree in economic management at Beijing University, Guanghua School of Management.

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

The Board believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions. Some of our directors have served in our operating entity, Hebei Baoding Orient Paper Milling Company Limited, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

 Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our board of directors has three committees - the audit committee, the compensation committee and the corporate governance/nominating committee. The audit committee is comprised of Drew Bernstein, Wenbing Christopher Wang and Zhaofang Wang, with Mr. Bernstein serving as chairman.  The compensation committee is comprised of Drew Bernstein, Wenbing Christopher Wang and Zhaofang Wang, with Ms. Zhaofang Wang as chairman. The nominating committee is comprised of Drew Bernstein, Wenbing Christopher Wang and Zhaofang Wang, with Mr. Wenbing Christopher Wang as chairman. Our 2010 long-term incentive plan, once approved, shall be administered by the compensation committee.

Our audit committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our board of directors has adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.  A copy of the audit committee’s current charter is available on our website at http://www.ir-site.com/images/library/orientalpaper/Audit%20Committee%20Charter.pdf

The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the board of directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.  The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers.   A copy of the compensation committee’s current charter is available on our website at http://www.ir-site.com/images/library/orientalpaper/COMPENSATION%20COMMITTEE%20CHARTER.pdf

The nominating committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally.  A copy of the nominating committee’s current charter is available on our website at http://www.ir-site.com/images/library/orientalpaper/Nominating%20Committee%20Charter.pdf

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available on our website at www.orientalpapercorporation.com.

The board and its committees held the following number of meetings during 2009:

Board of Directors

7

Audit Committee

N/A (not formed until October 28, 2009)

Compensation Committee

N/A (not formed until October 28, 2009)

Nominating Committee

N/A (not formed until October 28, 2009)

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2009.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•

Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

• •

Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure and Role in Risk Oversight

Zhenyong Liu is our chairman and chief executive officer. At the advice of other members of the management or the Board, Mr. Liu calls meetings of Board of Directors when necessary. We have three independent directors. We do not have a lead independent director. Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair. The Board believes that the Company’s chief executive officer is best situated to serve as chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company. We believe that this leadership structure has served the Company well.

Our Board of Directors has overall responsibility for risk oversight. The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

•

The Audit Committee oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

•	The Nominating Committee oversees risks related to the company’s governance structure and processes.

Our Board of Directors is responsible to approve all related party transactions according to our Code of Ethics. We have not adopted written policies and procedures specifically for related person transactions.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except for Winston C. Yen was late for one Form 3 filing.

Item 11.                Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2009 and 2008 by each person who served as principal executive officer, principal financial officer, and secretary during 2009.  No officer received compensation of $100,000 or more during 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation($)	Total ($)
Zhenyong Liu, Chairman, CEO	2009	$35,083	-	-	-	-	$35,083
	2008	$34,472	-	-	-	-	$34,472

Winston C. Yen CFO	2009	$38,000	-	$25,375	-	-	$63,375
	2008	-	-	-	-	-

Dahong Zhou, Secretary	2009	$3,508	-	-	-	-	$3,508
	2008	$3,447	-	-	-	-	$3,447

Jing Hao Former CFO	2009	$1,462	-	-	-	-	$1,462
	2008	$4,309	-	-	-	-	$4,309

Employment Agreements

On May 1, 2009, the Company entered into a Loanout Agreement with Winston C. Yen, CPA, a Professional Accountancy Corporation (“Lender”), for the services of Lender’s employee, Winston C. Yen, as Chief Financial Officer, for a term of one year. Pursuant to the agreement, Mr. Yen shall receive an annual salary of $36,000 for up to 80 hours of work per month, subject to adjustment for additional compensation of $2,000 per month during any calendar month when certain road show services are performed. Mr. Yen shall also receive up to an aggregate of 5,000 shares of common stock of the Company during the term of the agreement as follows. The shares shall vest, and be issued, on a quarterly basis at the rate of 1,250 shares every three calendar months, with the first installment to vest on May 10, 2009.  The shares shall be subject to an 18 month lock-up period from the date of issuance.

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors during the fiscal year ended December 31, 2009 and December 31, 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation($)	Total ($)
Fuzheng Liu, Director	2009	$4,912	-	-	-	-	$4,912
	2008	$4,826	-	-	-	-	$4,826

Drew Bernstein Director	2009	$3,333		$37,500	-	-	$40,833
	2008	-	-	-	-	-	-

Wenbing Christopher Wang Director	2009	$3,333	-	$20,000	-	-	$23,333
	2008	-	-	-	-	-	-

Zhaofang Wang Director	2009	$1,218	-	-	-	-	$1,218
	2008

Xiaodong Liu, Former Director	2009	$29,236	-	-	-	-	$29,236
	2008	$34,471	-	-	-	-	$34,471

Chen Li, Former Director	2009	$4,093	-	-	-	-	$4,093
	2008	$4,826	-	-	-	-	$4,826

Effective October 28, 2009, the Company entered into an appointment letter with Drew Bernstein.  Pursuant to the agreement, Mr. Bernstein was appointed our director and shall receive an annual salary of $20,000, payable on a monthly basis.  Mr. Bernstein shall also receive 7,500 shares of common stock with piggyback registration rights subordinate to any investors in any past or present private placement of securities.

Effective October 28, 2009, the Company entered into an appointment letter with Wenbing Christopher Wang. Pursuant to the agreement, Mr. Wang was appointed our director and shall receive an annual salary of $20,000, payable on a monthly basis.  Mr. Wang shall also receive 4,000 shares of common stock, which represents $20,000 divided by the closing price of the common stock on October 28, 2009, with piggyback registration rights subordinate to any investors in any past or present private placement of securities.

Effective October 28, 2009, the Company entered into an appointment letter with Zhaofang Wang. Pursuant to the agreement, Ms. Wang was appointed our director and shall receive an annual salary of RMB 50,000, payable on a monthly basis.

Other than the appointment letters described above, there are no understandings or arrangements between Mr. Bernstein, Mr. Wang, or Ms. Wang and any other person pursuant to which Mr. Bernstein, Mr. Wang, or Ms. Wang was appointed as a director. Neither Mr. Bernstein, Mr. Wang, nor Ms. Wang has any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises or options outstanding in fiscal year of 2009.

Pension and Retirement Plans

 Currently, except for contributions to the PRC government-mandated social security retirement endowment fund for those employees who have not waived their coverage, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of March 26, 2010.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Common Stock	Pope Investments II, LLC 5100 Poplar Ave. Suite 805 Memphis, TN 38137 (1)	833,333	5.60%

Directors and Executive Officers

Common Stock	Zhenyong Liu CEO and Director	5,115,852	34.37%

Common Stock	Winston C. Yen CFO (2)	3,750	*

Common Stock	Dahong Zhou Secretary	0	0%

Common Stock	Drew Bernstein Director (3)	7,500	*

Common Stock	Fuzeng Liu Director	-0-	0

Common Stock	Wenbing Christopher Wang Director (4)	4,000	*

Common Stock	Zhaofang Wang Director	0	0

Common Stock
All Directors and Executive Officers as a Group (7 persons)		5,131,102	34.47%

*less than 1% of the Company’s issued and outstanding common shares.

(1)

On October 7, 2009, Company entered into a securities purchase agreement with Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”) to sell to the Buyers 2,083,333 shares of common stock, par value $0.001 of the Company for an aggregate purchase price of approximately $5,000,000. The issuance of the common stock to the Buyers under the securities purchase agreement dated October 7, 2009 was exempt from registration under Section 4(2) of the Securities Act based upon our compliance with Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended. Transfers of such shares were restricted by the Company in accordance with the requirements of the Securities Act.

(2)

On May 1, 2009, the Company entered into a Loanout Agreement with Winston C. Yen, CPA, a Professional Accountancy Corporation (“Lender”), for the services of Lender’s employee, Winston C. Yen, as Chief Financial Officer, for a term of one year. Pursuant to the agreement, Mr. Yen shall receive an annual salary of $36,000 for up to 80 hours of work per month, subject to adjustment for additional compensation of $2,000 per month during any calendar month when certain road show services are performed. Mr. Yen shall also receive up to an aggregate of 5,000 shares of common stock of the Company during the term of the agreement as follows. The shares shall vest, and be issued, on a quarterly basis at the rate of 1,250 shares every three calendar months, with the first installment to vest on May 10, 2009.  The shares shall be subject to an 18 month lock-up period from the date of issuance.

(3)

Effective October 28, 2009, the Company entered into an appointment letter with Drew Bernstein.  Pursuant to the agreement, Mr. Bernstein was appointed our director and shall receive an annual salary of $20,000, payable on a monthly basis.  Mr. Bernstein shall also receive 7,500 shares of common stock with piggyback registration rights subordinate to any investors in any past or present private placement of securities.

(4)

Effective October 28, 2009, the Company entered into an appointment letter with Wenbing Christopher Wang. Pursuant to the agreement, Mr. Wang was appointed our director and shall receive an annual salary of $20,000, payable on a monthly basis.  Mr. Wang shall also receive 4,000 shares of common stock, which represents $20,000 divided by the closing price of the common stock on October 28, 2009, with piggyback registration rights subordinate to any investors in any past or present private placement of securities.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to HBOP for working capital purposes, which amounted to RMB 41,970,716 Yuan as of June 30, 2009. On July 24, 2008, the Chief Executive Officer of the Company agreed to change the term of the loan from payable on demand to a period of three years, maturing on July 23, 2011, and with no stated interest. On August 31, 2009, the Company, HBOP, and our Chief Executive Officer entered into a tri-party Debt Assignment and Assumption Agreement, under which the Company agreed to assume $4,000,000, or RMB 27,364,800 Yuan, of HBOP’s debt owed to our Chief Executive Officer. Accordingly, the Company issued 1,204,341 shares of restricted common stock to our Chief Executive Officer on August 31, 2009 at the price of $3.32132 (post reverse split) per share. As of December 31, 2009 and 2008, net amount due to Mr. Liu were $2,136,242 and $6,157,104 respectively.

On August 5, 2008, a shareholder and a former member of our Board of Directors loaned money to Orient Paper for working capital purposes, which amounted to $877,552 as of December 31, 2009. The amount owed bears interest at 7.56% per annum, and is due on July 31, 2011.

On August 5, 2008, a shareholder and a former member member of our Board of Directors loaned money to Orient Paper for working capital purposes, which amounted to $1,096,940 as of December 31, 2009. The amount owed bears interest at 7.56% per annum, and is due on August 4, 2011.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has three independent directors, Drew Bernstein, Wenbing Christopher Wang, and Zhaofang Wang, as that term is defined under the National Association of Securities Dealers Automated Quotation system.

Item 14.                Principal Accounting Fees and Services

Audit Fee

We incurred, in the aggregate, approximately $150,000 for professional services rendered by our registered independent public accounting firm of BDO Limited for the audit of Orient Paper’s annual financial statements and the internal control for financial reporting for the year ended December 31, 2009.

Audit-Related Fees

Orient Paper incurred approximately $nil in fees from BDO Limited for audit-related services during the year ended December 31, 2009.

Tax Fees

Orient Paper incurred approximately $500 in fees from its former registered independent public accounting firm Davis Accounting Group for tax compliance or tax consulting services during the year ended December 31, 2009.

All Other Fees

Orient Paper did not incur any fees from its registered independent public accounting firm for services rendered to Orient Paper, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal year ended December 31, 2009.

PART IV

Item 15.                Exhibits , Financial Statements Schedules

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation.(2)
3.3	Bylaws.(1)
3.4	Specimen of Common Stock certificate.(1)
10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui County Dayin Township Wuji Village Committee and Party Branch. (3)
10.2	Land Use Rights Certificate, dated March 10, 2003. (3)
10.3	Loan Agreement, dated January 21, 2009, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited. (4)
10.4	Short Term Credit Facility Extension Agreement, dated January 23, 2009, by and between United Commercial Bank (China) Limited and Hebei Baoding Orient Paper Milling Company Limited.(4)
10.5	Short-Term Loan Deferred Payment Agreement dated August 20, 2009, by and between United Commercial Bank (China) Limited and Orient Paper, Inc.(5)
10.6	Purchase and Sale Agreement, dated June 24, 2009, by and among Orient Paper, Inc., Xushui Dongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP.(6)
10.7

Escrow Agreement, dated June 24, 2009, by and among Orient Paper, Inc., Xushui Dongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP, and Sichenzia Ross Friedman Ference LLP, as escrow agent (6)

10.8	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between HBOP and Baoding Shengde.(6)
10.9	Proxy Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.10	Loan Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.11	Call Option Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.12	Share Pledge Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.13	Termination of Loan Agreement, dated February 10, 2010, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(7)
10.14	Call Option Agreement Amendment, dated February 10, 2010, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(7)
10.15	Share Pledge Agreement Amendment, dated February 10, 2010, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(7)
10.16

Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”).(8)

10.17	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”).(8)
10.18	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent.(8)
10.19	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009.(8)
10.20	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009.(8)
10.21	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and Hebei Shuangxing Paper Co., Ltd.(9)

10.22	Debt Assignment and Assumption Agreement, dated August 31, 2009, by and among the Company, Zhenyong Liu and the HBOP.
10.23	Loan Agreement, dated January 21, 2009, for a loan of RMB13,000,000, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited.(10)
16.1	Letter of Davis Accounting Group P.C. to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-B.(11)
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Acconting Firm (BDO Limited).
23.2	Consent of Independent Registered Public Accounting Firm (Davis Accounting Group P.C.).
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

(1)

Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006.

(2)

Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on December 28, 2007.

(3)

Incorporated by reference to the exhibit to our amended annual report on form 10-K/A filed with the SEC on February 1, 2010.

(4)

Incorporated by reference to the exhibit to our amended quarterly report for the quarter ended March 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010.

(5)

Incorporated by reference to the exhibit to our amended quarterly report for the quarter ended September 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010

(6)

Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on June 30, 2009.

(7)

Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on February 11, 2010.

(8)

Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on October 8, 2009.

(9)

Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on December 10, 2009.

(10)

Incorporated by reference to the exhibit to our quarterly report on Form 10-Q/A filed with the SEC on February 1, 2010.

(11)

Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on December 1, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2010

ORIENT PAPER, INC.

By:	/s/Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Zhenyong Liu	Chief Executive Officer and Director (principal executive officer)	March 29, 2010
Zhenyong Liu
/s/Winston C. Yen	Chief Financial Officer (principal financial and accounting officer)	March 29, 2010
Winston C. Yen
/s/Fuzeng Liu	Director	March 29, 2010
Fuzeng Liu
/s/Drew Bernstein	Director	March 29, 2010
Drew Bernstein

/s/Wenbing Christopher Wang	Director	March 29, 2010
Wenbing Christopher Wang

/s/Zhaofang Wang	Director	March 29, 2010
Zhaofang Wang