Form 10-Q
period 2010-03-31
Orient Paper Inc.
filed 2010-05-13
CIK 1358190

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 001-34577

ORIENT PAPER, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4158835
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

Nansan Gongli, Nanhuan Rd, Xushui County, Baoding City
Hebei Province, The People’s Republic of China 072550
 (Address of principal executive offices)

011 - (86) 312-8605508
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes □ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □  No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,336,566 shares of common stock, $.001 par value, were outstanding as of May 1, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                      Condensed Financial Statements

ORIENT PAPER, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010, AND 2009
(Unaudited)

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2010, and December 31, 2009	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2010, and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010, and 2009	F-4

Notes to Condensed Consolidated Financial Statements March 31, 2010, and 2009	F-5- F-15

 ORIENT PAPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010, AND DECEMBER 31, 2009

(Unaudited)

	March 31, 2010	December 31 2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,554,214	$6,949,953
Restricted cash	-	29,105
Accounts receivable, net of allowance for doubtful accounts of $59,482 and $41,977 as of March 31, 2010 and December 31, 2009, respectively	2,914,590	2,056,858
Inventories	8,433,719	6,926,392
Prepaid expenses and other receivables	220,332	434,093
Total current assets	16,122,855	16,396,401

Deposit on purchase of equipment	5,561,651	-
Property, Plant and Equipment, net	54,372,635	55,303,753
Total Assets	$76,057,141	$71,700,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loans	$3,559,228	$4,273,750
Accounts payable	2,465,545	1,819,448
Accrued payroll and employee benefits	281,232	271,208
Other payables and accrued liabilities	1,632,907	1,662,673
Amount due to related party	200,000	-
Income taxes payable	2,484,242	1,345,069
Total current liabilities	10,623,154	9,372,148

Loan from credit union	1,942,628	1,942,315
Loans from related parties	4,111,396	4,110,735

Total liabilities	16,677,178	15,425,198

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 14,892,312 and 14,875,715 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	14,892	14,876
Additional paid-in capital	19,139,422	19,169,469
Statutory earnings reserve	4,442,450	4,442,450
Accumulated other comprehensive income	3,993,249	3,984,305
Retained earnings	31,789,950	28,663,856
Total Stockholders’ Equity	59,379,963	56,274,956
Total Liabilities and Stockholders’ Equity	$76,057,141	$71,700,154

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2010 AND 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$26,458,188	$17,837,478

Cost of Sales	(21,617,659)	(14,501,040)

Gross Profit	4,840,529	3,336,438

Selling, General and Administrative Expenses	(439,338)	(198,754)

Income from Operations	4,401,191	3,137,684
Interest Income	27,188	24,978
Interest expense	(163,317)	(89,849)

Income before Income Taxes	4,265,062	3,072,813

Income Taxes	(1,138,968)	(774,213)
Net Income	3,126,094	2,298,600
Other Comprehensive Income:
Foreign currency translation adjustment	8,943	(46,634)
Total Comprehensive Income	$3,135,037	$2,251,966
Earnings Per Share:
Basic Earnings per Share	$0.21	$0.20
Fully Diluted Earnings per Share	$0.21	$0.20
Weighted Average Number of Shares
Outstanding – Basic	14,889,545	11,275,497
Outstanding – Fully Diluted	14,893,712	11,275,497

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$3,126,094	$2,298,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	944,260	879,485
Impairment on accounts receivable	17,498	24,040
Stock-based expenses related to non-employee services	42,532	-
Changes in operating assets and liabilities:
Accounts receivable	(874,908)	(980,167)
Prepaid expenses and other receivables	141,210	(1,453)
Inventories	(1,506,228)	1,447,792
Accounts payable	645,811	751,110
Accrued payroll and employee benefits	(9,975)	-
Other payables and accrued liabilities	(10,060)	-
Income taxes payable	1,138,968	165,951
Net Cash Provided by Operating Activities	3,655,202	4,585,358
Cash Flows from Investing Activities:
Deposit on purchases of equipment	(5,561,651)	-
Purchases of property, plant and equipment	(4,291)	-
Net Cash Used in Investing Activities	(5,565,942)	-
Cash Flows from Financing Activities:
Proceeds from related party loans	200,000	537
Payments on short term loans	(715,216)	-
Restricted cash	29,105	-
Net Cash Provided by (Used in) Financing Activities	(486,111)	537
Effect of Exchange Rate Changes on Cash
and Cash Equivalents	1,112	(4,726)
Net Increase (Decrease) in Cash and Cash Equivalents	$(2,395,739)	$4,581,169
Cash and Cash Equivalents - Beginning of Period	6,949,953	3,234,419
Cash and Cash Equivalents - End of Period	$4,554,214	$7,815,588
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$83,796	$89,849
Cash paid for income taxes	$-	$994,641

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Dongfang Zhiye Holding Limited (“Dongfang Holding”) was formed on November 13, 2006, under the laws of the British Virgin Islands, and is an investment holding company. As such, Dongfang Holding does not generate any financial or operating transactions. On July 16, 2007, Dongfang Holding entered into an agreement to acquire the equity ownership of HBOP and placed all the equity interest in trust with Mr. Zhenyong Liu, Mr. Xiaodong Liu, and Mr. Shuangxi Zhao (the original equity owners of HBOP), pursuant to a trust agreement executed as of the same date. Under the terms of the trust agreement, the original equity owners of HBOP would exercise control over the disposition of Dongfang Holding’s shares in HBOP onDongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of HBOP’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of HBOP’s equity interest.  In connection with the consummation of the restructuring transactions on June 24, 2009 as described below, Dongfang Holding directed its trustee to return its equity ownership in HBOP to their original equity owners.

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

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

To ensure proper compliance of the Company’s control over the ownership and operations of HBOP with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with HBOP and the original equity owners of HBOP via its wholly owned subsidiary Shengde Holdings, Inc. (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with a registered capital of $10,000,000.  Baoding Shengde is mainly engaged in production and distribution of digital photo paper and is 100% owned by Shengde Holdings.  Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80% of HBOP’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to the original equity owners of HBOP in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of HBOP; (iii) Call Option Agreement, which generally provides, among other things, that the original equity owners of HBOP irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in HBOP. The exercise price for the options shall be RMB1 for each of the owners’ equity interests; (iv) Share Pledge Agreement, which provides that the original equity owners of HBOP will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that the original equity owners of HBOP breach their obligations under the loan agreement or HBOP fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that the original equity owners of HBOP shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any shareholder’s meeting of HBOP or with respect to any shareholder action to be taken in accordance with the laws and HBOP’s Articles of Association. The terms of the agreement are binding on the parties for as long as the original equity owners of HBOP continue to hold any equity interest in HBOP. HBOP shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde.  During the three months ended March 31, 2010 Baoding Shengde has not provided any consulting services to HBOP in respect of the Exclusive Technical Service and Business Consulting Agreement.

Orient Paper has no equity interest on HBOP. However, through the agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s operations and financial affairs, resulting in HBOP being deemed the subsidiary of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”) (formerly FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities).

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

As of March 31, 2010 and December 31, 2009, details of the Company’s subsidiaries and variable interest entities are as follows:

Name	Date of Incorporation or Establishment	Place of Incorporation or Establishment	Percentage of Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Investment holding inactive as of March 31, 2010
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity:
HBOP	March 10, 1996	PRC	100%	Paper Production and distribution

(2) Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim condensed consolidated financial information.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended March 31, 2010 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2009. The Company follows the same accounting policies in preparation of interim reports.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

(3) Inventories

Raw material inventory includes mainly recycled paper and coal.  Finished goods include mainly products of offset printing paper and corrugating medium paper.  Inventories consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Raw Materials
Recycled paper board	$4,943,670	$2,301,282
Pulp	12,747	12,744
Recycled printed paper	236,198	533,771
Recycled white scrap paper	1,291,382	1,731,170
Coal	1,322,789	1,704,905
Base paper and other raw materials	16,916	36,801
	7,823,702	6,320,673
Finished Goods	610,017	605,719
Totals	$8,433,719	$6,926,392

(4) Property, plant and equipment

As of March 31, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Property, Plant, and Equipment:
Land use rights	$2,191,922	$2,191,570
Building and improvements	7,656,589	7,655,357
Machinery and equipment	61,362,604	61,348,498
Vehicles	10,651	10,650
	71,221,766	71,206,075
Less accumulated depreciation and amortization	(16,849,131)	(15,902,322)
Property, Plant and Equipment, net	$54,372,635	$55,303,753

The land use right of state-owned land represents land located in China with lease terms of 50 years expiring in 2053.

Property, plant and equipment with net values of $17,452,115 and $17,813,861 have been pledged for short-term bank loans of HBOP as of March 31, 2010 and December 31, 2009, respectively. Depreciation and amortization of property, plant and equipment was $944,260, and $879,485 during the three months ended March 31, 2010 and 2009, respectively.

(5) Prepaid expenses and other receivable

Prepaid expenses and other receivable consisted of the following:
	March 31, 2010	December 31, 2009
Prepaid cash to service providers	$175,000	$250,000
Prepaid stock warrant compensation to a service provider	42,532	115,095
Others	2,800	68,998
	$220,332	$434,093

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Loans Payable

Short-term bank loans

		March 31, 2010	December 31, 2009
Industrial & Commercial Bank of China	(a)	$2,779,363	$2,778,915
United Commerical Bank (China) Limited	(b)	779,865	1,494,835
Total short-term bank loans		$3,559,228	$4,273,750

(a)
Industrial & Commercial Bank of China provided two loans, amount of $1,901,669 and $877,694 as of March 31, 2010 and $1,901,363 and $877,552 as of  December 31, 2009, which are secured by certain manufacturing equipments of the Company. The interest is payable monthly at the fixed rate of 5.841% and 5.841% per annum for the three months ended March 31, 2010 and 6.372% and 5.841% per annum for the year ended December 31, 2009.  Both of these loans are carried-forward from the year prior to December 31, 2008 and have been renewed during 2010 and 2009.  The entire principal is due and payable at maturity on January 11, 2011 and June 30, 2010, respectively.

(b)
As at January 23, 2009, short-term credit facility provided by the United Commercial Bank (China) Limited, includes a revolving credit facility of $2,000,000 and a non-revolving import loan facility of $816,976. The credit facility is secured by the Company’s building, land use rights, and equipments and is personally guaranteed by the Company’s Chief Executive Officer and the Director.  Such credit facility expired on June 30, 2009 and as at March 31, 2010 and December 31, 2009, the Company has no other credit facility with the bank. Interest is paid monthly with a floating rate indexed to 5% plus the three-month LIBOR as of March 31, 2010 and December 31, 2009.

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

Based on above repayment schedule, an installment of $200,000 should have been repaid on March 31, 2010. However, because the bank has not sent out the Notice of Payment on time, the installment was paid by the Company subsequently after March 31, 2010.

As of March 31, 2010 and December 31, 2009, short-term borrowing were comprised of secured bank loans of $3,559,228 and $4,273,750 respectively, and no unsecured bank loans. The secured loans were secured by the Company’s property, plant and equipment of $17,452,115 and $17,813,861, respectively.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2010 and December 31, 2009, the Company has no credit facility with the banks. The average short-term borrowing rates for the three months ended March 31, 2010 and 2009 were approximately 5.85% and 5.31%, respectively.  The credit facility agreement includes certain covenants that require the Company to maintain (1) the equity to debt (including contingent liabilities) ratio at no less than 50%, and (2) its current ratio at no less than 100%.  The Company was in compliance with these covenants as of March 31, 2010 and December 31, 2009.

Long-term loan from credit union

As of March 31, 2010 and December 31, 2009, loan payable to Rural Credit Cooperative of Xushui County, amounted $1,942,628 and $1,942,315 respectively. The loan is guaranteed by an unrelated third party company. The entire principal is due and payable at maturity on September 16, 2011. Interest is paid monthly at the rate of 0.774% per month.

Future maturities of short term and long term loans payable were as follows as of March 31, 2010:

March 31,	Amount
2011	$3,559,228
2012	1,942,628
5,501,856

The total interest expenses for the short-term bank loans and long-term loan for the three months ended March 31, 2010 and 2009 were $163,317 and $89,849, respectively.

 (7) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company. He loaned money to HBOP for working capital purposes over a period of time. On July 24, 2008, the term of the loan changed from payable on demand to a period of three years, maturing on July 23, 2011, with no interest bearing.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,340 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of March 31, 2010 and December 31, 2009, net amount due to Mr. Liu were $2,136,586 and $2,136,242, respectively.

On December 31, 2009, a new loan agreement was entered into between Mr. Liu and HBOP to replace the prior loan agreement. Under the new agreement, the loan of Mr. Liu is interest bearing and the interest rate is determined by reference to the People's Bank of China, which was 5.4% per annum as of March 31, 2010.  The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amount owed bears interest with reference to the borrowing rate offered by the People's Bank of China and is due on July 31 and August 4, 2011, respectively.  As of March 31, 2010 and 2009, the total loan amount payable is $1,974,810 and $1,974,492, respectively, to HBOP.  The average interest rate for both the three months ended March 31, 2010 and the year ended December 31, 2009 was 7.56% per annum.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for the expenses incurred in U.S. The amount is repayable on demand with interest free.The $200,000 loan was paid off on April 14, 2010.

(8) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009
Accrued electricity	$1,083,236	$1,051,706
Accrued audit fee	50,000	110,000
Value-added tax payable	353,300	442,307
Accrued interest	79,521	-
Others	66,850	58,660
Totals	$1,632,907	$1,662,673

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Common Stock

Reverse Stock Split

On September 21, 2009, the Board of Directors and majority shareholders approved an amendment to the Articles of Incorporation of the Company to effect a one-for-four (1:4) reverse split of the issued and outstanding shares of the Company’s common stock without changing the par value of the stock (“Reverse Split”).  At the time of the Reverse Split, holders of outstanding shares of common stock received one share of post-Reverse Split common stock for each four shares of pre-Reverse Split common stock held as of the close of business on the date the Amendment is filed.  No fractional shares of common stock will be issued in connection with the Reverse Split.  All fractional share amounts resulting from the Reverse Split will be rounded up to the next whole new share.  In connection with the Reverse Split, the Company’s Board of Directors, in its sole discretion, may provide special treatment to shareholders to preserve round lot holders (i.e., holders owning at least 100 shares) after the Reverse Split. The Reverse Split became effective on November 5, 2009. All information in the accompanying condensed consolidated financial statements and related notes regarding number of shares and the share prices prior to September 21, 2009 have been retroactively restated to account for the change.

Waiver of Registration Rights and Suspension of Liquidated Damages

On October 7, 2009, the Company entered into a Securities Purchase Agreement with Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”) to sell to the Buyers 2,083,333 shares of the Company’s common stock for an aggregate purchase price of $5,000,000 (the “Private Placement”). The Private Placement was closed on October 7, 2009. As of December 31, 2009, the proceeds has been received and recorded in equity account. In connection with the Private Placement, the Company entered into the Registration Rights Agreement with the Buyers and agreed to file with the SEC a registration statement on Form S-1 covering the resale of all of the 2,083,333 shares of common stock sold to the Buyers within 90 days of the closing of the Financing. If a registration statement is not filed by the prescribed date, the Company will be subject to liquidated damages provisions as stated in the Registration Rights Agreement. In connection with the public offering that was eventually closed in April 2010, on March 15, 2010, the Company and the Buyers entered into a Waiver Agreement for the Buyers to waive their registration rights and the liquidated damages.

As of January 6, 2010, the Company has been in breach of certain obligations under the October 7, 2009 Registration Rights Agreement and was subject to the liquidated damages provisions under the same agreement.    On March 15, 2010, the Company and the Buyers entered into a Waiver Agreement for the Buyers to waive their registration rights and the liquidated damages under the Registration Rights Agreement. Such registration rights have been permanently given up by the Buyers in April 2010 when the Buyers are eligible to sell their shares.

Issuance of warrants

On July 23, 2009, the Company entered into an agreement with CCG Investor Relations Partners LLC (“CCG”), who should provide service related to investor relationship activities for the Company for one year starting from July 24, 2009. In consideration for CCG’s service and a cash payment of $7,000 per month, at the same date, the Company issued a warrant to CCG to purchase 25,000 shares of the Company’s common stock at the price of $4.00 per share. The warrant is exercisable for two years after grant and has a “cashless” exercise provision and a piggyback registration right. The value of the warrant issued for the service should be measured at the service completion date according to ASC Topic 505-50 (formerly EITF 96-18). As the service has not completed as of March 31, 2010, the fair value of the warrants was estimated using the Black-Scholes option pricing model.

The fair value for the warrant was approximately $200,158 as a whole and the unamortized balance as at March 31, 2010 is $42,532.  It has been amortized over the servicing period of 1 year since July 24, 2009.  For the three months ended March 31, 2010, the company charged $42,532 to earnings and the remaining cost of the warrant issued was recorded as prepaid expenses under current assets.

As of January 19, 2010, the warrant outstanding has been cashless exercised for 16,597 shares. As at March 31, 2010, there is no outstanding warrant.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(10) Earnings Per Share

For the three months ended March 31, 2010 and 2009, basic and diluted net income per share are calculated  as follows:

	Three Months Ended March 31,
	2010	2009
Basic income per share
Net Income for the period – numerator	$3,126,094	$2,298,600
Weighted average common stock outstanding - denominator	14,889,545	11,275,497
Net income per share	$0.21	$0.20

Diluted income per share
Net Income for the period – numerator	$3,126,094	$2,298,600
Weighted average common stock outstanding - denominator	14,889,545	11,275,497
Effect of dilution
Warrant	4,167	-
Weighted average common stock outstanding - denominator	14,893,712	11,275,497
Diluted income per share	$0.21	$0.20

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Income Taxes

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

The provision for income taxes for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Provision for Income Taxes
Current Tax Provision – PRC	$1,138,968	$774,213
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$1,138,968	$774,213

During the three months ended March 31, 2010 and 2009, the effective income tax rate was estimated by the Company to be 26.7 percent and 25.2 percent, respectively.  The Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes). To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2010, the management considered that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three months ended March 31, 2010 and 2009, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $17,554.  This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

March 31,	Amount

2011	$17,554
2012	17,554
2013	17,554
2014	17,554
2015	17,554
Thereafter	294,027
Total operating lease payments	$381,797

Capital commitment

As of March 31, 2010, capital commitments for the purchase of long-term assets are as follows:

March 31, 2010
Machinery and equipment	$22,241,044
Vehicles	16,384
Totals	$22,257,428

Environmental Remediation

In accordance with the real estate lease dated January 2, 2002, HBOP will be obligated to return the land to its condition prior to the lease.  As such, Orient Paper should accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. On March 15, 2010, a new real estate lease was signed to replace the original lease dated January 2, 2002 and remove the obligation of HBOP to return the land to its condition prior to the lease.  The management of the Company thus considered that HBOP bear no liabilities under such estate lease as of March 31, 2010.

(13) Segment Reporting

Starting from March 10, 2010, the Company manages its operations through two business operating segments: HBOP which produces printing paper and corrugated medium paper, and Baoding Shengde, which produces digital photo paper. They are managed separately because each business requires different technology and marketing strategies.

The Company evaluates performance of its operating segments based on net operating profit.    Administrative functions such as finance, treasury, and information systems are centralized.  However, where applicable, portions of the administrative function expenses are allocated between the operating segments based on gross revenue generated.  The operating segments do share facilities in Xushui County, Baoding City, Hebei, China.  All sales were sold to customers located in the PRC.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information for the two segments, which the management of the Company has determined as reportable segments, is as follows:

	Three Months Ended March 31, 2010

	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated

Revenues	$26,108,982	$349,206	-		$26,458,188
Gross Profit	4,610,130	230,399	-		4,840,529
Depreciation	872,427	71,833	-		944,260
Net Income (Loss)	3,230,834	168,654	(273,394)		3,126,094
Total Assets	71,541,010	14,346,285	257,522	(10,087,676)	76,057,141

(14) Subsequent Events

April 2010 Public Offering

On March 31, 2010, the Company entered into an Underwriting Agreement with Roth Capital Partners, LLC (the “Underwriter”), under which the Company agreed to sell the Underwriter an aggregate of 3,000,000 shares of common stock with an option for the Underwriter to purchase an additional 450,000 shares to cover its over-allotment within 45 days of the date of the Underwriting Agreement.  All of these shares, which are offered to the public at $8.25 per share by the Underwriter, are issued and sold to the Underwriter at $7.7962 per share net of discounts and commissions.  The first closing for the sale of 3,000,000 shares was closed on April 6, 2010.  The Underwriter exercised its option for the purchase of the additional 450,000 shares on April 14, 2010.

Purchase of Major Equipment

On April 9, 2010, the Company entered into a definitive equipment purchase agreement (the “Equipment Purchase Agreement") with a paper machine manufacturer to purchase a new corrugating medium paper production line with an annual production capacity of 360,000 tons for RMB 190.0 million (approximately $27.8 million).  According to the Equipment Purchase Agreement, the manufacturer will be responsible for complete installation of the new production line within the next six months.  The Company had previously signed a Letter of Intent with the manufacturer on March 15, 2010 and made a refundable deposit of RMB 38.0 million (approximately $5.6 million), which is about 20% of the total purchase price. With the signing of the Equipment Purchase Agreement, the deposit has been applied toward the first installment of the total purchase price. The remainder of the payment will be made in additional installments in commensuration with the progress made on equipment installation.

(15) Concentration and Major Suppliers

For the three months ended March 31, 2010, the Company had three major suppliers which primarily accounted for 59%, 21% and 15% of total purchases.  For the three months ended March 31, 2009, the Company had two major suppliers accounted for 50% and 18% of total purchases.  The Company does not believe that it is subject to any material risk of supplier concentration.

(16) Concentration of Credit Risk

Financial instruments which the Company is potentially subject to concentrations of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all covered by the FDIC insurance and did not carry any balance exceeding the maximum coverage of $250,000 as of March 31, 2010.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(17) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(18) Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and believes that this ASU is only related to disclosures and would have no impact on the results of operations.

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. It addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC Topic 718, Compensation—Stock Compensation , was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments will be effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company currently evaluating the effect of ASC 2010-13 on its financial statements and would have no impact on the results of operations.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “HBOP,” refer to Orient Paper, Inc.

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

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue

Revenue for the three months ended March 31, 2010 was $26,458,188, an increase of $8,620,710 or 48.33% from $17,837,478 for the comparable period in 2009.  The increase was mainly attributable to (1) the increase in the Average Selling Prices (the “ASPs”) in all of our products due to stronger customer demand in the first quarter of 2010 relative to the same period in 2009; and (2) ramped-up production capacity from the writing paper production line, which we converted to produce medium grade offset printing paper in the third quarter of 2009.

Revenue from corrugating medium paper amounted to $9,521,079 (or 35.99% of total revenue) for the three months ended March 31, 2010, representing a $1,132,579 (or 13.50%) increase over the corrugating medium paper revenue of $8,388,500 for the comparable period in 2009.  We sold 31,291 tons of corrugating medium paper in the quarter ended March 31, 2010 versus 30,364 tons sold in the same period a year ago, representing a 3.05% increase.  Nevertheless, first quarter ASP for corrugating medium paper rose from $276/ton to $304/ton, which we believe is a result of increasing customer demand due to a healthy level of regional manufacturing activities.  We believe the strong demand for packaging materials and for corrugating medium paper in 2010 will continue for at least the next few quarters in year 2010.

Revenue from medium-grade offset printing paper amounted to $16,571,857 (or 62.63% of total revenue) for the three months ended March 31, 2010, which represents a $14,556,979 (or 722.47%) increase over the medium-grade offset printing paper revenue of $2,014,878 for the comparable period in 2009.  Because we have concentrated our business in producing medium-grade offset printing paper, we did not produce or sell any high-grade offset printing paper or writing paper during this period.  Total white paper (medium-grade and high-grade offset printing paper and writing paper) sales revenue in the first quarter of year 2010 represents an increase over total white paper sales revenue in the comparable period in 2009 for $7,122,879, or 75.38%.  We sold 23,660 tons of total white paper in the first quarter of 2010 versus 14,353 tons of white paper a year ago, an increase of 9,307 tons or 64.84%.  The factors contributing to the increase include (1) a stronger demand for medium-grade offset printing paper (which uses recycled  scrap paper to make pulp) due to the ever increasing wood pulp prices in recent periods; (2) the conversion of writing paper capacities graduately added from 2008 to produce medium-grade offset printing paper at a ramped-up utilization (compared to the same period in 2009) with a higher ASP, to meet increasing customer demand for medium-grade offset printing paper; and (3) an increase in ASP because of the strong demand.  Our ASP for medium offset printing paper rose from $632/ton in the first quarter of 2009 to $700/ton in the first quarter this year.  For the entire white paper product group, ASP increased from $658/ton to $700/ton.

During the first quarter of 2010, we sold from our finished goods inventory all of our remaining Diazo paper (a base paper used for “diazo prints” or “whiteprints” process for industrial design purposes) and some copy paper for a total revenue of $16,046.

A summary of the above changes and other analyses of the changes in our sales revenue are as follows:

	Three Months Ended		Three Months Ended		Change in		Percentage
	March 31, 2010		March 31, 2009				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	31,291	$9,521,079	30,364	$8,388,500	927	$1,132,579	3.05%	13.50%
Medium-Grade Offset Printing Paper	23,660	$16,571,857	3,190	$2,014,878	20,470	$14,556,979	641.75%	722.47%
High-Grade Offset Printing Paper	-	$-	3,700	$3,486,261	(3,700)	$(3,486,261)	-100%	-100%
Diazo Paper and Copy Paper	18	$16,046	-	-	18	$16,046	N/A	N/A
Writing Paper	-	-	7,463	$3,947,839	(7,463)	$(3,947,839)	-100%	-100%
Total Sales Revenue	54,969	$26,108,982	44,717	$17,837,478	10,252	$8,271,504	22.93%	46.37%

We have also started to produce and sell digital photo papers in March 2010.  Revenue generated from selling digital photo paper was $349,206 (or 1.32% of total revenue) for the three months ended March 31, 2010:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2010		March 31, 2009		Change in		Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	22.154	$349,206	-	$-	22.154	$349,206	N/A	N/A

Weighted-Average ASPs for our main products in the three-month periods ended March 31, 2009 and 2010 are summarized as follows:

	High-Grade Offset	Medium-Grade Offset	Writing Paper	Corrugating Medium Paper	Digital Photo Paper
Quarter ended March 31, 2009	$942	$632	$529	$276	n/a
Quarter ended March 31, 2010	n/a	$700	n/a	$304	$15,763

The following is a chart showing the month-by-month ASPs for the period of 24 months ended March 31, 2010:

Cost of Sales

Total cost of sales for the three months ended March 31, 2010 was $21,617,659, an increase of $ 7,116,619 or 49.08% from $14,501,040 for the comparable period in 2009.  The increase in cost of sales is largely in line with the increase in sales, despite the fluctuations in the unit costs of various major raw materials during the three months ended March 31, 2010 and 2009.  The monthly average purchase costs of our major raw materials, which generally account for 60%-70% of total cost of sales, over the period of 24 months ended March 31, 2010 are summarized below:

Electricity and coal are the two main energy sources of our paper manufacturing activities.  Prices of coal have seen seasonal fluctuations in China, with prices often peaking in the winter months.  Historically, electricity and coal account for 12% and 10% of our total cost of sales, or 9% and 7% of total sales, respectively.  The monthly energy cost (electricity and coal) as a percentage of total monthly sales of our main paper products from January 2009 to March 2010 is summarized as follows:

 Gross Profit

Gross profit for the three months ended March 31, 2010 was $4,840,529, an increase of $1,504,091 or 45.08% from $3,336,438 for the comparable period in 2009.  The increase was primarily attributable to the continued growth in sales of corrugating medium paper and medium-grade offset printing paper.  The gross profit margin for the three months ended March 31, 2010 dropped only slightly by 0.4% from 18.70% a year ago to 18.30%. Because of the 2-week long Chinese New Year holidays and the resulting production interruption, gross profit percentages for the first quarter of the calendar year typically are lower than those for the rest of the year and the annual average.  Our gross profit as a percentage to total revenue for the quarters ended March 31, 2010 and 2009, as well as for the year ended December 31, 2009 are as follows:

	High-Grade Offset	Mid-Grade Offset	Writing Paper	Corrugating Medium Paper	Digital Photo Paper	Average
For the Quarter Ended March 31, 2010	N/A	20.44%	N/A	12.78%	65.98%	18.30%
For the Year Ended December 31, 2009	23.68%	20.02%	20.91%	17.76%	N/A	19.61%
For the Quarter Ended March 31, 2009	27.44%	22.62%	18.51%	14.30%	N/A	18.74%

Income from operations

Operating income for the three months ended March 31, 2010 was $4,401,191, an increase of $1,263,507 or 40.27% from $3,137,684 for the comparable period in 2009.  The increase was primarily attributable to increased sales and gross profit of our corrugating medium paper and medium-grade offset printing paper products.

Selling, General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 were $439,338, an increase of $240,584 or 121.05% from $198,754 for the comparable period in 2009.  The increase was primarily attributable to payments of various professional service, investor relations, and road show fees that are related to our status as a public company.

Net Income

Net income was $3,126,094 for the three months ended March 31, 2010, an increase of $827,494 or 36.00% from $2,298,600 for the comparable period in 2009.  The increase was primarily attributable to increased sales revenue and gross profit during the three months ended March 31, 2010.

Accounts Receivable

Accounts receivable increased 41.70% to $2,914,590 as of March 31, 2010, compared with $2,056,858 as of December 31, 2009.  The increase in accounts receivable was in relation to the increased sales volume in the first quarter of 2010.  We usually collect the accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory consists of raw materials (accounting for 92.77% of total value of ending inventory as of March 31, 2010) and finished goods. As of March 31, 2010, the recorded value of our inventory has increased 21.76% to $8,433,719 from $ 6,926,392 as of December 31, 2009. A summary of changes in major inventory items is as follows:

	March 31, 2010	December 31, 2009	$ Change	% Change
Raw Materials
Recycled paper board	$4,943,670	$2,301,282	$2,642,388	114.82%
Pulp	12,747	12,744	3	0.02%
Recycled printed paper	236,198	533,771	(297,573)	(55.75%)
Recycled white scrap paper	1,291,382	1,731,170	(439,788)	(25.40%)
Coal	1,322,789	1,704,905	(382,116)	(22.41%)
Digital photo base paper and other raw materials	16,916	36,801	(19,885)	(54.03%)
Total Raw Materials	7,823,702	6,320,673	1,503,029	23.78%

Finished Goods	610,017	605,719	4,298	0.71%
Totals	$8,433,719	$6,926,392	$1,507,327	21.76%

The market price of recycled paper board, which is the main raw material for our corrugating medium paper, has been slowly going up since the second half of 2009.  To hedge the increasing cost of recycled paper board, we decided to purchase more recycled paper board and control the average cost of recycled paper board in the subsequent periods at a lower level, so as to shield the Company from potentially higher prices in the next few periods.

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $2,465,545 as of March 31, 2010, an increase of $646,097 or 35.51% from three months ago.  The increase was primarily attributable to the surge in inventory stock as of March 31 2010 as compared to the inventory stock as of December 31, 2009.

Liquidity and Capital Resources

Overview

We had net working capital of $5,499,701 as of March 31, 2010, a decrease of $1,524,552 over a net working capital of $7,024,253 as of December 31, 2009, partly because of the payment of an equipment purchase deposit in the amount of $5,561,651 on March 15, 2010.

Cash and Cash Equivalents

Our cash and cash equivalents as at the end of the three months ended March 31, 2010 was $4,554,214, a decrease of $2,395,739 from $6,949,953 as of December 31, 2009.   The decrease over the comparable 2009 balance was primarily attributable to a number of factors, including the following:

Net cash provided by operating activities

Net cash provided by operating activities was $3,655,202 for the three months ended March 31, 2010, a decrease of $930,156 or 20.29% from $4,585,358 for the comparable period in 2009.  The net income of first quarter of 2010 in the amount of $3,126,094 represented an increased $827,494 or 36.00% from $2,298,600 for the comparable period in 2009.  In addition to the net income, there are certain non-cash charges (including depreciation in the amount of $944,260) that reduced the net income but did not have the effect of reducing the balance of cash and cash equivalents.  However, because of the increase in ending balance of inventory as of March 31, 2010, $1,506,228 was subtracted from the net income of the first quarter 2010 as the increased purchases in inventory required the payment of cash. On the other hand, the Company has not paid any of its estimated income tax liability for the taxable income for the first quarter of year 2010 and therefore, $1,138,968 was added back to cash from operating activities.

Net cash used in investing activities

The Company incurred $5,565,942 cash expenditure, including the $5,561,651 payment for purchase deposit for a new corrugating medium paper production line, in investing activities during the three months ended March 31, 2010.  There was no cash outflow in the comparable period in 2009.

Net cash used in financing activities

Net cash used in financing activities was $486,111 during the three months ended March 31, 2010, as compared with a net cash inflow of $537 for the comparable period in 2009.  During the three months ended March 31, 2010, the company made loan repayments to the United Commercial Bank (China) Limited for an aggregate amount of $715,216 pursuant to an installment payment agreement.  The Company also borrowed $200,000 on February 5, 2010 from a shareholder to pay for its U.S. expenses.   The $200,000 loan was paid off on April 14, 2010.

Short term loans

On January 31, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a loan in the amount of RMB 13,000,000 Yuan (or $1,901,669 at March 31, 2010).  The loan is renewable at maturity and is subject to a 6.372% annual interest rate.  The loan is secured by certain manufacturing equipments of the Company and payable on the maturity date of January 29, 2009.  On January 21, 2009 the Company and the Bank renewed the loan agreement for another 12 months and extended the maturity date to January 20, 2010.  The Company renewed the loan with the Industrial and Commercial Bank of China on January 28, 2010 for another one year period with the applicable interest rate adjusted to 5.841% per annum.

On September 5, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a credit facility in the amount of RMB 6,000,000 Yuan (or $877,694 at March 31, 2010).  The loan is renewable at maturity and subject to an 8.217% interest rate.  The loan is due and payable on the maturity date of June 4, 2009.  The Company renewed the loan with the bank for another 12-month period on June 1, 2009 and adjusted the interest rate to 5.841% per annum.

On January 23, 2009, HBOP entered into a short term credit facility extension agreement with United Commercial Bank (China) Limited, for the extension of a revolving credit facility in the amount of $2,000,000 and a non-revolving import loan of $816,977.  The original credit facility agreement was entered into on April 14, 2006 and extended on May 8, 2007.  Under the terms of the extension agreement, the loan is collateralized by the Company’s building, equipments and land use rights and personally guaranteed by Zhenyong Liu, our Chief Executive Officer. Such credit facility expired on June 30, 2009 and as at March 31, 2010 and December 31, 2009, the Company has no other credit facility with the bank.   Interest payment is made monthly and is indexed to a floating interest rate, based upon 5% plus the three-month LIBOR, adjustable every three months.  On August 20, 2009, the Company and the Bank entered into a Short-Term Loan Deferred Payment Agreement (the “Deferred Payment Agreement.”)  Under the Deferred Payment Agreement, the Company agrees to repay the principal amount of the loan according to the following payment schedule:

$400,000 on 8/31/2009
All the accrued interest as of 8/31/09 on 9/15/2009
$400,000 on 9/30/2009
$200,000 on 10/31/2009
$300,000 on 11/30/2009
$300,000 on 12/31/2009
$200,000 on 1/31/2010
$200,000 on 2/28/2010
$200,000 on 3/31/2010
$200,000 on 4/30/2010
$200,000 on 5/31/2010
$216,476 on 6/30/2010

The Company does not believe the above payment schedule will have any material negative impact on its financial position.  As of March 31, 2010 the remaining balance of the United Commercial Bank (China) loan balance was $779,865.

Long term loan

On August 12, 2008, HBOP entered into a loan agreement with the Rural Credit Union of Xushui, Dayin Branch, for a loan in the amount of RMB 13,280,000 Yuan (or $1,942,628 as of March 31, 2010).  The loan is guaranteed by an unrelated third party, Hebei Chenyang Industry and Trade Group Co., Ltd., and carries a 0.774% interest rate per month.  The loan runs for three years, starting September 16, 2008, and is payable on the maturity date of September 16, 2011.

Shareholder loans

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to HBOP for working capital purposes, which amounted to RMB 41,970,716 Yuan as of June 30, 2009. On July 24, 2008, the Chief Executive Officer of the Company agreed to change the term of the loan from payable on demand to a period of three years, maturing on July 23, 2011, and with no stated interest.  On August 31, 2009, the Company, HBOP, and our Chief Executive Officer entered into a tri-party Debt Assignment and Assumption Agreement, under which the Company agreed to assume $4,000,000, or RMB 27,364,800 Yuan, of HBOP’s debt owed to our Chief Executive Officer.  Concurrently with the assumption, the Company and our Chief Executive Officer agreed to convert the $4,000,000 into equity of the Company at $3.32132 (post reverse split) per share.  Accordingly, the Company issued 1,204,341 shares of restricted common stock to our Chief Executive Officer on August 31, 2009.  As of March 31, 2010, HBOP’s remaining loan balance payable to our Chief Executive Officer was $2,136,586.

On August 1, 2008, Shuangxi Zhao, a director of HBOP, loaned money to HBOP for working capital purposes, which amounted to $877,693 as of March 31, 2010. The amount owed bears interest at 7.56% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on July 31, 2011.

On August 5, 2008, Xiaodong Liu, a director of HBOP, loaned money to HBOP for working capital purposes, which amounted to $1,097,117 as of March 31, 2010. The amount owed bears interest at 7.56% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on August 4, 2011.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$5,501,856	$3,559,228	$1,942,628	$—	$—
Purchase of tangible asset Obligations	22,257,428	22,257,428
Operating Lease Obligations	381,797	17,554	35,108	35,108	294,027
Total	$28,141,081	$25,834,210	$1,977,736	$35,108	$294,027

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

The 2009 Performance Threshold shall equal or exceed the Company’s 2009 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $10,000,000 and the 2010 Performance Threshold shall equal or exceed the Company’s 2010 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $18,000,000.  As of December 31, 2009 the Company has met the 2009 Performance Threshold.

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

As of January 6, 2010, the Company has been in breach of certain obligations under the October 7, 2009 Registration Rights Agreement and was subject to the liquidated damages provisions under the same agreement.  Under the Registration Rights Agreement, which was entered into by the Company and the Buyers of the October 7, 2009 private placement, the Company is obligated to file a registration statement to register the Buyers’ shares within 90 days of October 7, 2009.  Nevertheless, the Company has decided to postpone the registration of the Buyers’ shares until after the closing of the next financing transaction.  On March 15, 2010, the Company and the Buyers entered into a Waiver Agreement for the Buyers to waive their registration rights and the liquidated damages under the Registration Rights Agreement.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates. The most critical accounting policies are listed below:

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

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2010 and December 31, 2009 to translate the Chinese RMB to the U.S. Dollars are 6.8361:1 and 6.83720:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.83603:1 and 6.82547:1 for the three months ended March 31, 2010 and 2009, respectively. Translation adjustments are included in other comprehensive income (loss).

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and believes that this ASU is only related to disclosures and would have no impact on the results of operations.

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. It addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC Topic 718, Compensation—Stock Compensation , was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments will be effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company currently evaluating the effect of ASC 2010-13 on its financial statements and would have no impact on the results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Winston C. Yen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer,  to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.   Risk Factors.

N/A.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.  Removed and Reserved.

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

ORIENT PAPER, INC.

Dated: May 13, 2010	By:	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer

Dated: May 13, 2010	By:	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer