Form 10-Q
period 2010-06-30
Orient Paper Inc.
filed 2010-08-16
CIK 1358190

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,339,066 shares of common stock, $.001 par value, were outstanding as of August 5, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010, AND DECEMBER 31, 2009

(Unaudited)

	June 30,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$22,089,907	$6,949,953
Restricted cash	-	29,105
Accounts receivable (net of allowance for doubtful
accounts of $73,562 and $41,977 as of June 30, 2010 and December 31, 2009, respectively)	3,604,543	2,056,858
Inventories	9,328,868	6,926,392
Prepayment and other current assets	383,575	434,093
Total current assets	35,406,893	16,396,401

Prepayment on property, plant and equipment	19,901,301	-
Property, plant and equipment, net	52,462,805	55,303,753

Total Assets	$107,770,999	$71,700,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$1,909,350	$4,273,750
Accounts payable	3,648,021	1,819,448
Accrued payroll and employee benefits	276,655	271,208
Other payables and accrued liabilities	2,179,209	1,662,673
Income taxes payable	2,042,775	1,345,069
Total current liabilities	10,056,010	9,372,148

Loan from credit union	1,950,474	1,942,315
Loan from related parties	4,128,002	4,110,735
Total liabilities	16,134,486	15,425,198
Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, 500,000,000 shares authorized, $0.001
par value per share, 18,344,811 and 14,875,715 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	18,345	14,876
Additional paid-in capital	45,727,657	19,169,469
Statutory earnings reserve	4,442,450	4,442,450
Accumulated other comprehensive income	4,306,256	3,984,305
Retained earnings	37,141,805	28,663,856
Total stockholders' equity	91,636,513	56,274,956

Total Liabilities and Stockholders' Equity	$107,770,999	$71,700,154

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTHS ENDED
JUNE 30, 2010 AND 2009

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:	$38,257,140	$22,400,383	$64,715,328	$40,237,862
Cost of Sales	(29,130,668)	(18,431,400)	(50,748,327)	(32,932,440)
Gross Profit	9,126,472	3,968,983	13,967,001	7,305,422
Selling, General and Administrative Expenses	(638,361)	(275,808)	(1,077,699)	(474,561)
Loss from Disposal of Property, Plant and Equipment	(1,082,454)	-	(1,082,454)	-
Income from Operations	7,405,657	3,693,175	11,806,848	6,830,861
Other Income (Expense):
Interest income	62,286	6,964	89,474	31,942
Interest expense	(169,929)	(326,231)	(333,246)	(416,080)
Income before Income Taxes	7,298,014	3,373,908	11,563,076	6,446,723
Provision for Income Taxes	(1,946,159)	(899,250)	(3,085,127)	(1,673,463)
Net Income	5,351,855	2,474,658	8,477,949	4,773,260
Other Comprehensive Income:
Foreign currency translation adjustment	318,553	(99,632)	327,496	(146,268)

Total Comprehensive Income	$5,670,408	$2,375,026	$8,805,445	$4,626,992

Earnings Per Share:
Basic Earning per Share	$0.30	$0.22	$0.51	$0.42
Fully Diluted Earning per Share	$0.30	$0.22	$0.51	$0.42

Weighted Average Number of Shares
Outstanding - Basic	18,113,740	11,277,324	16,510,549	11,276,415
Outstanding - Fully Diluted	18,113,740	11,277,324	16,512,621	11,276,415

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
(Unaudited)
	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$8,477,949	$4,773,260
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,022,597	1,702,861
Loss on disposal of property, plant and equipment	1,082,454	-
Impairment on accounts receivable	31,289	55,587
Stock-based expense for service received	101,046	27,300
Changes in operating assets and liabilities:
Accounts receivable	(1,564,445)	(1,372,180)
Prepayment and other receivable	(58,243)	-
Inventories	(2,364,301)	(2,855,060)
Accounts payable	1,813,964	2,779,164
Accrued payroll and employee benefits	4,291	-
Other payables and accrued liabilities	507,642	375,695
Income taxes payable	689,408	(410,919)
Net Cash Provided by Operating Activities	10,743,651	5,075,708

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(263,022)
Prepayment for purchases of equipment	(8,486,045)	-
Prepayment for purchases of land use right	(11,119,646)	-
Net Cash Used in Investing Activities	(19,868,713)	-

Cash Flows from Financing Activities:
Proceeds from related party loans	200,000	(8,017)
Repayment of related party loans	(200,000)	-
Repayments on short term loans	(2,373,237)	(1,265,845)
Proceeds from public offering of common stock	26,570,162	-
Restricted cash	29,105	(430,000)
Net Cash Provided by Financing Activities	24,226,030	(1,703,862)

Effect of Exchange Rate Changes on Cash
and Cash Equivalents	38,986	57,973
Net Increase in Cash and Cash Equivalents	15,139,954	3,429,819

Cash and Cash Equivalents - Beginning of Period	6,949,953	3,234,419
Cash and Cash Equivalents - End of Period	$22,089,907	$6,664,238

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$222,217	$330,918
Cash paid for income taxes	$2,395,720	$949,509
Supplemental Disclosure of significant non-cash transactions: Proceeds from disposal of property, plant and equipment for prepayment of construction cost of a new plant	$220,310	$-

See accompanying notes to condensed consolidated financial statements.

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

Hebei Baoding Orient Paper Milling Company Limited (“HBOP”) was incorporated on March 10, 1996, under the laws of the People’s Republic of China (“PRC”). HBOP is mainly engaged in the production and distribution of paper products such as corrugating medium paper, offset paper and writing paper. HBOP also has capability to produce other paper and packaging-related products, such as plastic paper and craft paper. HBOP uses recycled paper as its primary raw material.

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

As a result of the merger transaction, Dongfang Holding became a wholly-owned subsidiary of Orient Paper, which, in turn, has the controlling right on Dongfang Holding’s operating company, HBOP, pursuant to the terms of the trust agreement. HBOP, the entity through which the Company operates its business currently has no subsidiaries, either wholly- or partially-owned.

Prior to the completion of the reverse merger, Orient Paper only had limited operations since its incorporation on December 9, 2005. On December 21, 2007, the name of the Company was changed from Carlateral, Inc. to Orient Paper, Inc. in order to better reflect the current business plan subsequent to the reverse merger. Accordingly, the reverse merge has been recorded as a recapitalisation of Orient Paper.

To ensure proper compliance of the Company’s control over the ownership and operations of HBOP with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with HBOP and the original equity owners of HBOP via its wholly owned subsidiary Shengde Holdings, Inc. (“Shengde Holdings”), a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC.  Baoding Shengde is mainly engaged in the production and distribution of digital photo paper and is 100% owned by Shengde Holdings.  Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80% of HBOP’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to the original equity owners of HBOP in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of HBOP; (iii) Call Option Agreement, which generally provides, among other things, that the original equity owners of HBOP irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in HBOP. The exercise price for the options shall be RMB1 for each of the owners’ equity interests; (iv) Share Pledge Agreement, which provides that the original equity owners of HBOP will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose the pledged equity interests in the event that the original equity owners of HBOP breach their obligations under the loan agreement or HBOP fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that the original equity owners of HBOP shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any shareholder’s meeting of HBOP or with respect to any shareholder action to be taken in accordance with the laws and HBOP’s Articles of Association. The terms of the agreement are binding on the parties for as long as the original equity owners of HBOP continue to hold any equity interest in HBOP. HBOP shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde.

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

As of June 30, 2010 and December 31, 2009, details of the Company’s subsidiaries and variable interest entities are as follows:

Name	Date of Incorporation or Establishment	Place of Incorporation or Establishment	Percentage of Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Investment holding inactive as of June 30, 2010
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity:
HBOP	March 10, 1996	PRC	100%	Paper Production and distribution

(2) Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim condensed consolidated financial information.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the six months ended June 30, 2010 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2009. The Company follows the same accounting policies in preparation of interim reports.

(3) Inventories

Raw material inventory includes mainly recycled paper and coal.  Finished goods include mainly products of offset printing paper and corrugating paper.  Inventories consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Raw Materials
Recycled paper board	$5,335,341	$2,301,282
Pulp	12,799	12,744
Recycled printed paper	622,959	533,771
Recycled white scrap paper	1,273,664	1,731,170
Coal	1,426,772	1,704,905
Base paper and other raw materials	115,976	36,801
	8,787,511	6,320,673
Finished Goods	541,357	605,719
Totals	$9,328,868	$6,926,392

(4) Prepayment and other current assets

Prepaid expenses and other receivable consisted of the following:
	June 30, 2010	December 31, 2009
Prepaid cash to service providers	$100,000	$250,000
Prepaid stock warrant compensation to a service provider	-	115,095
Prepaid insurance	69,667	-
Prepayment to suppliers	200,707	-
Others	13,201	68,998
	$383,575	$434,093

(5) Prepayment on property, plant and equipment

Prepayment on property, plant and equipment consisted of the following:
	June 30, 2010	December 31, 2009
Prepayment for land use right	11,162,353	-
Prepayment for construction fee of production plant	220,310	-
Prepayment for purchase of equipment	8,518,638	-
	$19,901,301	$-

(6) Property, plant and equipment

As of June 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Property, Plant, and Equipment:
Land use rights	$2,200,775	$2,191,570
Building and improvements	7,071,969	7,655,357
Machinery and equipment	59,887,991	61,348,498
Vehicles	223,086	10,650
	69,383,821	71,206,075
Less accumulated depreciation and amortization	(16,921,016)	(15,902,322)
Property, Plant and Equipment, net	$52,462,805	$55,303,753

The land use right of state-owned land represents land located in China with lease terms of 50 years expiring in 2053.

Property, plant and equipment with net values of $5,013,806 and $17,813,861 have been pledged for short-term bank loans of HBOP as of June 30, 2010 and December 31, 2009, respectively. Depreciation and amortization of property, plant and equipment was $2,022,597, and $1,702,861 for the six months ended June 30, 2010 and 2009, respectively.

(7) Loans Payable

Short-term bank loans

		June 30, 2010	December 31, 2009
Industrial & Commercial Bank of China	(a)	$1,909,350	$2,778,915
United Commercial Bank (China) Limited	(b)	-	1,494,835
Total short-term bank loans		$1,909,350	$4,273,750

(a)
Industrial & Commercial Bank of China provided two loans, amount of $1,909,350 and $nil as of June 30, 2010 and $1,901,363 and $877,552 as of  December 31, 2009, which are secured by certain manufacturing equipment of the Company. The interest is payable monthly at the fixed rate of 5.841% and 5.841% per annum for the six months ended June 30, 2010 and 6.372% and 5.841% per annum for the year ended December 31, 2009.  The entire principal is due and payable at maturity on January 11, 2011 and June 30, 2010, respectively.  The Company paid off the principal amount of $877,552 of the second loan by June 30, 2010.

(b)	As of June 30, 2010, all of the principal amount has been paid off.

As of June 30, 2010 and December 31, 2009, short-term borrowing were comprised of secured bank loans of $1,909,350 and $4,273,750 respectively, and no unsecured bank loans. The secured loans were secured by the Company’s property, plant and equipment with carrying amount of $5,013,806 and $17,813,861, respectively.

As of June 30, 2010 and December 31, 2009, the Company has no credit facility with the banks. The average short-term borrowing rates for the six months ended June 30, 2010 and 2009 were approximately 5.81% and 6.41%, respectively.

Long-term loan from credit union

As of June 30, 2010 and December 31, 2009, loan payable to Rural Credit Cooperative of Xushui County, amounted to $1,950,474 and $1,942,315 respectively. The loan is guaranteed by an unrelated third party company. The entire principal is due and payable at maturity on September 16, 2011. Interest is paid monthly at the rate of 0.774% per month.

Future maturities of short term and long term loans payable were as follows as of June 30, 2010:

June 30,	Amount
2011	$1,909,350
2012	1,950,474
3,859,824

The total interest expenses for the short-term bank loans and long-term loan for the six months ended June 30, 2010 and 2009 were $222,217 and $330,918, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company. He loaned money to HBOP for working capital purposes over a period of time. On July 24, 2008, the term of the loan changed from being payable on demand to being paid within a period of three years, maturing on July 23, 2011, with no interest bearing.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a Tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,340 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of June 30, 2010 and December 31, 2009, the net amount due to Mr. Liu was $2,145,216 and $2,136,242, respectively.

On December 31, 2009, a new loan agreement was entered into between Mr. Liu and HBOP to replace the prior loan agreement. Under the new agreement, the loan of Mr. Liu is interest bearing and the interest rate is determined by reference to the People's Bank of China, which was 5.4% per annum as of June 30, 2010.  The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amount owed bears interest with reference to the borrowing rate offered by the People's Bank of China and is due on July 31 and August 4, 2011, respectively.  As of June 30, 2010 and December 31, 2009, the total loan amount payable is $1,982,786 and $1,974,492, respectively, to HBOP.  The average interest rate for both the six months ended June 30, 2010 and the year ended December 31, 2009 was 5.4% per annum.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance on April 14, 2010.

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009
Accrued electricity	$1,249,888	$1,051,706
Value-added tax payable	698,840	442,307
Accrued interest	111,456	-
Others	119,025	168,660
Totals	$2,179,209	$1,662,673

(10) Common Stock

Issuance of warrants

In July, 2009, the Company entered into an agreement with CCG Investor Relations Partners LLC (“CCG”), who provides service related to investor relationship activities for the Company for one year. In consideration for CCG’s service and a cash payment of $7,000 per month, at the same date, the Company issued a warrant to CCG to purchase 25,000 shares of the Company’s common stock at the price of $4.00 per share. The warrant is exercisable for two years after grant and has a “cashless” exercise provision and a piggyback registration right. The value of the warrant issued for the service should be measured at the service completion date according to ASC Topic 505-50 (formerly EITF 96-18). Throughout the period of the contracted services, the fair value of the warrants was estimated using the Black-Scholes option pricing model.

There is no unamortized balance as at June 30, 2010.  It has been amortized over the servicing period of 1 year since July 2009.  For the six months ended June 30, 2010, the Company charged $79,521 to earnings of the period.

As of January 19, 2010, the warrant outstanding has been cashless exercised for 16,597 shares. As of June 30, 2010, there is no outstanding warrant.

Make Good Securities Escrow Agreement

On October 7, 2009, the Company entered into a Securities Purchase Agreement with Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”) to sell to the Buyers 2,083,333 shares of the Company’s common stock for an aggregate purchase price of $5,000,000 (the “Private Placement”). The Private Placement was closed on October 7, 2009.  In connection to the Private Placement, the Company entered into a Make Good Securities Escrow Agreement with the Buyers of the Private Placement and Mr. Liu, the Company’s Chief Executive Officer and a major shareholder.  As an inducement for the Buyers to enter and consummate the Private Placement, Mr. Liu agreed to place 750,000 shares of common stock (the “Escrow Shares”) into escrow for the benefit of the Buyers in the event the Company fails to achieve the following financial performance thresholds for the 12-month periods ended December 31, 2009 (“2009”) and December 31, 2010 (“2010”):

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

April 2010 Public Offering

On March 31, 2010, the Company entered into an Underwriting Agreement with Roth Capital Partners, LLC (the “Underwriter”), under which the Company agreed to sell the Underwriter an aggregate of 3,000,000 shares of common stock with an option for the Underwriter to purchase an additional 450,000 shares to cover its over-allotment within 45 days of the date of the Underwriting Agreement.  All of these shares, which are offered to the public at $8.25 per share by the Underwriter, are issued and sold to the Underwriter at $7.7962 per share net of discounts and commissions.  The first closing for the sale of 3,000,000 shares was closed on April 6, 2010.  The Underwriter exercised its option for the purchase of the additional 450,000 shares on April 14, 2010.  The Company received total proceeds, net of expenses, in the amount of $26,570,162.

(11) Earnings Per Share

For the six months ended June 30, 2010 and 2009, basic and diluted net income per share are calculated  as follows:

	Six Months Ended June 30,
	2010	2009
Basic income per share
Net Income for the period – numerator	$8,477,949	$4,773,260
Weighted average common stock outstanding - denominator	16,510,549	11,276,415
Net income per share	$0.51	$0.42

Diluted income per share
Net Income for the period – numerator	$8,477,949	$4,773,260
Weighted average common stock outstanding - denominator	16,510,549	11,276,415
Effect of dilution
Warrant	2,072	-
Weighted average common stock outstanding - denominator	16,512,621	11,276,415
Diluted income per share	$0.51	$0.42

(12) Income Taxes

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

The provision for income taxes for the six months ended June 30, 2010 and 2009 was as follows:

	Six Months Ended June 30,
	2010	2009
Provision for Income Taxes
Current Tax Provision – PRC	$3,085,127	$1,673,463
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$3,085,127	$1,673,463

During the six months ended June 30, 2010 and 2009, the effective income tax rate was estimated by the Company to be 26.5 percent and 25.2 percent, respectively.  The Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes). To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2010, the management considered that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the six months ended June 30, 2010 and 2009, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

(13) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $17,625.  This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

June 30,	Amount

2011	$17,625
2012	17,625
2013	17,625
2014	17,625
2015	17,625
Thereafter	290,808

Total operating lease payments	$378,933

Capital commitment

The Company has signed contracts for purchase of machinery and equipment totally $27,914,696 with outstanding commitments of $19,393,414 as of June 30, 2010. The Company expected to pay off the balance by the end of 2010.

(14) Segment Reporting

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

Summary financial information for the two segments, which the management of the Company has determined as reportable segments, is as follows:

	Six Months Ended June 30, 2010

	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated

Revenues	$63,226,125	$1,489,203	-	-	$64,715,328
Gross Profit	13,211,739	755,262	-	-	13,967,001
Depreciation and amortization	1,733,895	288,702	-	-	2,022,597
Net Income (Loss)	8,607,157	566,388	(695,596)	-	8,477,949
Total Assets	76,747,727	37,335,253	1,185,569	(7,497,550)	107,770,999

(15) Concentration of Major Suppliers

For the six months ended June 30, 2010, the Company had three major suppliers which primarily accounted for 53%, 25% and 15% of total purchases.  For the six months ended June 30, 2009, the Company had three major suppliers accounted for 36%, 31% and 6% of total purchases.  The Company does not believe that it is subject to any material risk of supplier concentration.

(16) Concentration of Credit Risk

Financial instruments which the Company is potentially subject to concentrations of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all covered by the FDIC insurance but carry a balance exceeding the maximum coverage of $250,000 by $752,153 as of June 30, 2010.

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

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. It addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASCTopic 718, Compensation—Stock Compensation , was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments will be effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company currently evaluating the effect of ASC 2010-13 on its financial statements and would have no impact on the results of operations.

(19) Subsequent Events

On and shortly after August 6, 2010, certain purported shareholder class action and derivative lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its directors and officers.  The lawsuits allege that the Company and certain of its officers and directors issued materially false and misleading statements and failed to disclose adverse facts known to them regarding the Company's business and financial results and, therefore, violated federal securities laws and state laws.  All of the allegations made by these law suits are based on a third-party inaugural “research report” issued by an entity known as Muddy Waters, LLC.  The “research report” alleged, among other things, inflated revenue for fiscal year 2008 and 2009 and misappropriation of some $30 million of investor funds by the Company.

To refute the allegations made by Muddy Waters, LLC the Company issued two press releases on June 30 and July 6, 2010 to provide facts and evidences as rebuttals.  On July 16, 2010, the Company announced that its Audit Committee had engaged Loeb and Loeb, LLP (“Loeb”) to work with the Committee to launch an independent investigation into the issued raised by Muddy Waters, LLC.  Further on August 3, 2010, the Company announced that the Audit Committee and Loeb had retained Deloitte & Touche Financial Advisory Services Limited ("Deloitte”) to provide assistance to the investigation of the Company’s relevant financial transactions and customer relationships.  As of date of this statement, the independent investigation is still underway.  The Company believes these lawsuits are without merit and intends to defend them vigorously upon completion of the independent investigation.  While certain legal investigative and defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact on the financial ststments can be made as of date of this statement.

Item 2.Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the periods ended June 30, 2010 and 2009 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Annual Report.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenue

Revenue for the three months ended June 30, 2010 was $38,257,140, an increase of $15,856,757 or 70.79% from $22,400,383 for the comparable period in 2009.  The increase was mainly attributable to (1) the increase in the Average Selling Prices (the “ASPs”) in all of our products due to strong customer demand and the general increase in all paper and pulp pricing in the market during the second quarter of 2010; and (2) a ramped-up production utilization at our second white paper production line, which began production in 2008 to manufacture writing paper and in the third quarter of 2009 was converted to produce offset printing paper, in particular, medium-grade offset printing paper.

Revenue from corrugating medium paper amounted to $11,544,113 (or 30.18% of total revenue) for the three months ended June 30, 2010, representing a $248,615 (or 2.2%) increase over the corrugating medium paper revenue of $11,295,498 for the comparable period in 2009.  We sold 35,599 tons of corrugating medium paper in the quarter ended June 30, 2010 versus 39,455 tons sold in the same period a year ago, representing a 9.77% drop in quantities sold, due to the disposal of one of our corrugating medium paper production lines with approximately 34,000 tons annual capacity in June 2010 along with the demolition of related plant to make room for a new facility to house our new 360,000 tons/year corrugating medium paper production line.  Despite the decrease in sales volume, comparable second quarter ASPs for corrugating medium paper rose from $286/ton in year 2009 to $324/ton in 2010, representing a 13% increase over the comparable period.  The increase in ASP is a result of increasing customer demands and market pricing level caused by high wood pulp prices.

Revenue from medium-grade offset printing paper amounted to $25,573,031 (or 66.85% of total revenue) for the three months ended June 30, 2010, which represents a $24,502,098 (or 2,287.92%) increase over the medium-grade offset printing paper revenue of $1,070,933 for the comparable period in 2009.  Because we have been only producing medium grade offset printing paper since the fourth quarter of 2009, there was not any sale of  high-grade offset printing paper or writing paper in the second quarter of 2010.  We sold 34,365 tons of medium grade offset printing paper in the second quarter of 2010 versus 1,719 tons of medium-grade offset paper a year ago, an increase of 32,646 tons or 1,899.13%.  The factors contributing to the increase include (1) a stronger demand for medium-grade offset printing paper (which uses white scrap paper to make pulp) as a substitute for paper that is made of wood pulp due to the ever-increasing wood pulp prices; (2) the conversion of writing paper capacities added in 2008 to produce more medium-grade offset printing paper at a ramped-up utilization (compared to the same period in the prior year) with a higher ASP, to meet increasing customer demand for medium-grade offset printing paper;  (3) an increase in ASP for all printing paper products in the second quarter of 2010 because of the increasing wood pulp price, and (4) the increasing demand on printing paper products due to the closure of smaller regional paper mills (typically with annual production under 50,000 tons) by the PRC government.  Our ASP for medium offset printing paper rose from $623/ton in the second quarter of 2009 to $744/ton in the second quarter this year, representing a 19.4% increase over the comparable period.

A summary of the above changes and other analyses of the changes in our sales revenue are as follows:

	Three Months Ended		Three Months Ended		Change in		Percentage
	June 30, 2010		June 30, 2009				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	35,599	$11,544,113	39,455	$11,295,498	(3,856)	$248,615	-9.77%	2.20%
Medium-Grade Offset Printing Paper	34,365	$25,573,031	1,719	$1,070,933	32,646	$24,502,098	1899.13%	2287.92%
High-Grade Offset Printing Paper	-	-	5,166	$4,796,738	(5,166)	$(4,796,738)	-100%	-100%
Writing Paper	-	-	9,931	$5,237,214	(9,931)	$(5,237,214)	-100%	-100%
Total Sales Revenue	69,964	$37,117,144	56,271	$22,400,383	13,693	$14,716,761	24.34%	65.70%

We have also started to produce and sell digital photo paper beginning March 2010.  Revenue generated from selling digital photo paper was $1,139,996 (or 2.98% of total revenue) for the three months ended June 30, 2010:

	Three Months Ended		Three Months Ended		Change in		Percentage
	June 30, 2010		June 30, 2009				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	168.82	$1,139,996	-	$-	168.82	$1,139,996	n/a	n/a

Average ASPs for our main products in the three-month periods ended June 30, 2009 and 2010 are summarized as follows:

	High-Grade Offset	Medium-Grade Offset	Writing Paper	Corrugating Medium Paper	Digital Photo Paper
Quarter ended June 30, 2009	$929	$623	$527	$286	n/a
Quarter ended June 30, 2010	n/a	$744	n/a	$324	$6,753

The Company made a decision to significantly lower the ASP across the board for all digital photo paper products to make the pricing of our digital photo paper products more competitive.  We currently produce glossy and semi-matte photo papers in various weights (from 120g/m2 to 260g/m2).  As a result of the aggressive pricing in different product structure, which lowers the ASP from $15,763/ton in March 2010 to $6,753/ton in second quarter of 2010, monthly sales quantity increased from 29 tons and 39 tons in the months of April and May of 2010 to 102 tons on June 2010.

The following is a chart showing the month-by-month ASPs (except for the ASPs of the digital photo paper) for the period of 24 months ended June 30, 2010:

Cost of Sales

While sales for the three months ended June 30, 2010 increased 70.79% over the comparable period in 2009, total cost of sales for the three months ended June 30, 2010 was $29,130,668, an increase of $10,699,268 or 58.05% from $18,431,400 for the comparable period in 2009.  The smaller increase in the comparable cost of sales percentage is largely attributed to the increase in the ASPs of the printing paper and corrugating medium paper products.  The monthly average purchase costs of our major raw materials, which generally account for 60%-70% of total cost of sales, over the period of 24 months ended June 30, 2010, are summarized below:

During the three months ended June 30, 2010, our purchase cost of recycled white scrap paper increased substantially as compared to the purchase cost of such raw material in the comparable period in 2009.  Because of the high price of virgin wood pulp, recycled white scrap paper and other white recycled paper have become more desirable among offset printing paper manufactures, which has driven up their prices.  On the other hand, recycled paper board has been a minor price correction after a upward run since 9 months ago.  We believe that all of the raw material prices will remain stable or fluctuate slightly in the next few periods.

Electricity and coal are the two main sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occuring in the winter months.  Historically, electricity and coal account for 12% and 10% of our total cost of sales, or 9% and 7% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly sales of our main paper products from January 2009 to June 2010 are summarized as follows:

 Gross Profit

Gross profit for the three months ended June 30, 2010 was $9,126,472, an increase of $5,157,489 or 129.94% from $3,968,983 for the comparable period in 2009.  The increase was primarily attributable to (1) an increased production and sales quantity on our offset printing paper, (2) our price adjustments of offset printing paper and corrugating medium paper, both for more than 12% as compared to the same period in the last year, (3) to a minor extent, the sales of digital photo paper,with average gross profit percentage of 46.04% for its sales of $1,139,996 for the three months ended June 30, 2010.  The overall gross profit margin for the three months ended June 30, 2010 increased by 6.14% from 17.72% a year ago to 23.86%.

Income from operations

Operating income for the three months ended June 30, 2010 was $7,405,657, an increase of $3,712,482 or 100.52% from $3,693,175 for the comparable period in 2009.  The increase was primarily attributable to the increased sales and gross profit of our corrugating medium paper and medium-grade offset printing paper products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2010 were $638,361, an increase of $362,553 or 131.45% from $275,808 for the comparable period in 2009.  The increase was primarily attributable to payments of various professional service fees, investor relations, regulatory fees and road show travels that are related to our status as a public company.

Net Income

Net income was $5,351,855 for the three months ended June 30, 2010, an increase of $2,877,197 or 116.27% from $2,474,658 for the comparable period in 2009.  The increase was primarily attributable to the increased sales revenue and gross profit during the three months ended June 30, 2010.

Accounts Receivable

Accounts receivable increased $1,547,685 (or 75.25%) to $3,604,543 as of June 30, 2010, compared with $2,056,858 as of December 31, 2009.  The increase in accounts receivable was in relation to the increased sales volume for the half year ended 30 June 2010 compare with the second half of 2009.  We usually collect the accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory consists of raw materials (accounting for 94.20% of total value of ending inventory as of June 30, 2010) and finished goods. As of June 30, 2010, the recorded value of our inventory has increased 34.69% to $9,328,868 from $6,926,392 as of December 31, 2009. A summary of changes in major inventory items is as follows:

	June 30, 2010	December 31, 2010	$ Change	% Change
Raw Materials
Recycled paper board	$5,335,341	$2,301,282	$3,034,059	131.84%
Pulp	12,799	12,744	55	0.43%
Recycled printed paper	622,959	533,771	89,188	16.71%
Recycled white scrap paper	1,273,664	1,731,170	(457,506)	(26.43%)
Coal	1,426,772	1,704,905	(278,133)	(16.31%)
Digital photo base paper and other raw materials	115,976	36,801	79,175	215.14%
Total Raw Materials	8,787,511	6,320,673	2,466,838	39.03%

Finished Goods	541,357	605,719	(64,362)	(10.63%)
Totals	$9,328,868	$6,926,392	2,402,476	34.69%

The market price of recycled paper board, which is the main raw material for our corrugating medium paper, has been slowly increasing since the second half of 2009 and has stabilized in the second quarter of 2010.  To hedge the increasing cost of the recycled paper board, we decided to purchase more recycled paper boards and control the average cost of recycled paper boards in the subsequent period at a lower level so as to shield the Company from potentially higher prices in the next few periods.

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $3,648,021 as of June 30, 2010, an increase of $1,828,573 or 100.50% from half year ago.  The increase was primarily attributable to the increased purchases during the second quarter of 2010.

 Comparison of the Six Months Ended June 30, 2010 and 2009

Revenue

Revenue for the six months ended June 30, 2010 was $64,715,328, an increase of $24,477,466 or 60.83% from $40,237,862 for the comparable period in 2009.  The increase was mainly attributable to (1) the increase in the ASPs in all of our products due to higher market price of wood pulp and other paper products with stronger customer demand in the first half of 2010 relative to the same period in 2009; and (2) a ramped-up production capacity from the new white paper production line, which we converted during the third quarter of 2009 to produce offset printing paper, in particular medium-grade offset printing paper.

Revenue from corrugating medium paper amounted to $21,065,193 (or 32.55% of total revenue) for the six months ended June 30, 2010, representing a $1,379,621 (or 7.01%) increase over the corrugating medium paper revenue of $19,685,572 for the comparable period in 2009.  We sold 66,890 tons of corrugating medium paper in the first two quarters ended June 30, 2010 versus 69,820 tons sold in the same period a year ago, which dropped by 4.2%, as we disposed a smaller corrugating medium paper production line in June 2010 to make room for a new production line.  Nevertheless, ASP for corrugating medium paper in the six months ended June 30, 2010 rose from $282/ton to $315/ton (a 11.70% increase), which we believe is a result of increasing customer demand and the higher market pricing levels for various paper products.

Revenue from medium-grade offset printing paper amounted to $42,144,885 (or 65.12% of total revenue) for the six months ended June 30, 2010, which represents a $39,062,090 (or 1,267.10%) increase over the medium-grade offset printing paper revenue of $3,082,795 for the comparable period in 2009.  Because in 2010 we have concentrated in producing medium-grade offset printing paper, we did not produce or sell any high-grade offset printing paper or writing paper in the first half of year 2010.  Total white paper (offset printing paper and writing paper) sales revenue in the first two quarters of year 2010 represents an increase over total white paper sales revenue in the comparable period in 2009 for $21,608,643, or 105.14%.  We sold 58,025 tons of medium-grade offset printing paper in the first two quarters of 2010 versus 31,169 tons of white paper a year ago, an increase of 26,856 tons or 86.16%.  The factors contributing to the increase include (1) the ever increasing wood pulp prices in recent periods, which has resulted in stronger demand for medium-grade offset printing paper (which uses pulp made from recycled white scrap paper instead of virgin wood); (2) the conversion of writing paper capacities added in 2008 to produce medium-grade offset printing paper at a ramped-up utilization with a higher ASP (compared to the same period in the prior year), to meet increasing customer demand for medium-grade offset printing paper; and (3) an increase in ASP due to the strong demand.  Our ASP for medium-grade offset printing paper rose from $628/ton for the first two quarters of 2009 to $726/ton (a 15.61% increase) for the first two quarters of 2010.  For the entire white paper product group, ASP increased from $659/ton to $726/ton (a 10.17% increase).

A summary of the above changes and other analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended		Change in		Percentage
	June 30, 2010		June 30, 2009				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	66,890	$21,065,193	69,820	$19,685,572	(2,930)	$1,379,621	-4.20%	7.01%
Medium-Grade Offset Printing Paper	58,025	$42,144,885	4,909	$3,082,795	53,116	$39,062,090	1,082.02%	1,267.1%
High-Grade Offset Printing Paper	-	$-	8,866	$8,283,864	(8,866)	$(8,283,864)	-100%	-100%
Diazo Paper and Copy Paper	17	$16,047	-	-	17	$16,047	n/a	n/a
Writing Paper	-	-	17,394	$9,185,631	(17,394)	$(9,185,631)	-100%	-100%
Total Sales Revenue	124,932	$63,226,125	100,989	$40,237,862	23,943	$22,988,263	23.71%	57.13%

We have also started to produce and sell digital photo paper in the first two quarters of 2010.  Revenue generated from selling digital photo paper was $1,489,203 (or 2.30% of total revenue) for the six months ended June 30, 2010:

	Six Months Ended		Six Months Ended		Change in		Percentage
	June 30, 2010		June 30, 2009				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	190.97	$1,489,203	-	$-	190.97	$1,489,203	n/a	n/a

Average ASPs for our main products in the six-month periods ended June 30, 2009 and 2010 are summarized as follows:

	High-Grade Offset	Medium-Grade Offset	Writing Paper	Corrugating Medium Paper	Digital Photo Paper
Quarter ended June 30 2009	$934	$628	$528	$282	n/a
Quarter ended June 30, 2010	n/a	$726	n/a	$315	$7,798

Cost of Sales

Total cost of sales for the six months ended June 30, 2010 was $50,748,327, an increase of $ 17,815,887 or 54.10% from $32,932,440 for the comparable period in 2009.  The increase in cost of sales is largely in line with the increase in sales proportionately, despite the fluctuations in the unit costs of various major raw materials during the first six months ended June 30, 2010 and 2009.

 Gross Profit

Gross profit for the six months ended June 30, 2010 was $13,967,001, an increase of $6,661,579 or 91.19% from $7,305,422 for the comparable period in 2009.  The increase was primarily attributable to the continued growth in sales of corrugating medium paper and medium-grade offset printing paper and the substantial increases in our product ASPs.

We began producing digital photo paper in March 2010.  The gross profit margin of digital photo paper products is substantially higher than those of our existing corrugating medium paper and offset printing paper products.  For the period of March through June 2010, the gross profit margin of our digital photo paper products is 50.72%.

Overall gross profit margin for the six months ended June 30, 2010 increased by 3.43% from 18.16% a year ago to 21.58%. As we mentioned previously, the main reason for such increase included (1) our price adjustments of offset printing paper and corrugating medium paper; (2) the decreasing portion of energy cost relative to the entire cost of production; and (3) higher gross profit percentage obtained from sales of digital photo paper.

Income from operations

Operating income for the six months ended June 30, 2010 was $11,806,848, an increase of $4,975,987 or 72.85% from $6,830,861 for the comparable period in 2009.  As explained above, the increase was primarily attributable to increased sales quantities, ASPs, and the gross profit of our corrugating medium paper and medium-grade offset printing paper products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2010 were $1,077,699, an increase of $603,138 or 127.09% from $474,561 for the comparable period in 2009.  The increase was primarily attributable to payments of various professional service fees, investor relations, and road show travels that are related to our status as a public company.

Net Income

Net income was $8,477,949 for the six months ended June 30, 2010, an increase of $3,704,689 or 77.61% from $4,773,260 for the comparable period in 2009.  The increase was primarily attributable to increased sales revenue and gross profit during the six months ended June 30, 2010.

Liquidity and Capital Resources

Overview

We had net working capital of $25,350,883  at June 30, 2010, an increase of $18,326,630 over a net working capital of $7,024,253 at December 31, 2009.

Cash and Cash Equivalents

Our cash and cash equivalents at the end of the six months ended June 30, 2010 was $22,089,907, an increase of $15,139,954 from $6,949,953 as of December 31, 2009.   The increase over the year 2009 balance was primarily attributable to a number of factors, including the following:

Net cash provided by operating activities

Net cash provided by operating activities was $10,743,651 for the six months ended June 30, 2010, representing an increase of $5,667,943 or 111.67% from $5,075,708 for the comparable period in 2009.  The net income of first six months ended June 30 of 2010 in the amount of $8,477,949 represented an increase of $3,704,689 or 77.61% from $4,773,260 for the comparable period in 2009.  In addition to the net income, there are certain non-cash charges (including depreciation in the amount of $2,022,597 and a one-time charge of $1,082,454 for the loss on disposition of a smaller corrugating medium paper production line and two industrial buildings that were demolished for the purpose of constructing a new plant in June 2010) that reduced the net income but did not have the effect of reducing the balance of cash and cash equivalents.  In addition to the non-cash charges, net cash flow from operating activities was also affected by increases in accounts receivable and inventory at the end of the six-months period for $1,564,445 and $2,364,301, respectively. These increases in receivable and inventory balances represent additional cash outflows from the cash collected from operating activities.

Net cash used in investing activities

The Company incurred $19,868,713 in cash expenditures for  investing activities, including the $8,486,045 installment payments for the construction of a new corrugating medium paper production line and $11,119,646 for the first phase of the acquisition of a parcel of roughly 667,000 square meters of land across the street from our current main manufacturing facilities.  The total contract price for the new corrugating medium paper production line, which will have an annual capacity of 360,000 tons, is $27,905,884 and represents a purchase commitment in the next six months in the amount of $19,387,246, which we expect to pay for with (1) the remaining net cash proceeds from the April 2010 publiuc offering (see below) of approximately $16.5 million, (2) additional bank loans, or (3) cash flows from operating activities in the third and fourth quarters of the current year.

The entire amount of the land acquisition payment was made to the Xushui County Dayin Town Wuji Village Local Residents Council, which is in charge of the reimbursement and relocation of the residents who occupied the parcel of subject land that is a vital part of any future expansion of our facilities.  As of June 30, 2010, 56 families of local residents in the Wuji Village have contracted to surrender their land use rights (representing roughly 85% of the total land to be acquired) and have been reimbursed.  The land acquisition process will continue throughout the rest of the year for us to obtain the title through the local government.  We estimate the entire land acquisition process will require an additional $10,000,000 (or $15 per square meter) of cash payment in the next six to twelve months, which is expected to be paid for by future cashflows generated by our operating activities.

Net cash provided by financing activities

Net cash provided by financing activities was $24,226,030 during the six months ended June 30, 2010, as compared with a net cash outflow of $1,703,862 for the comparable period in 2009.  During the six months ended June 30, 2010, the company made loan repayments to the United Commercial Bank (China) Limited for an aggregate amount of $1,494,835 pursuant to an installment payment agreement. The company also made loan repayments to industrial & Commercial Bank of China for an aggregated amount of $878,402. The Company also borrowed $200,000 on February 5, 2010 from a shareholder to pay for its U.S. expenses.  The $200,000 loan was paid off on April 14, 2010.  In April 2010 the Company closed a public offering of 3,450,000 shares of its common stock and received net proceeds in the amount of $26,570,162. $25 million of the net proceeds were wired to the PRC bank account of Baoding Shengde on June 11, 2010 for future installment payments for the construction of the new corrugating medium paper production line.

Short term loans

On January 31, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a loan in the amount of RMB 13,000,000 Yuan (or $1,909,350 at June 30, 2010).  The loan is renewable at maturity and is secured by certain manufacturing equipments of the Company and payable on the maturity date of January 29, 2009.  On January 21, 2009 the Company and the Bank renewed the loan agreement for another 12 months and extended the maturity date to January 20, 2010.  The Company renewed the loan with the Industrial and Commercial Bank of China on January 28, 2010 for another one year period with the applicable interest rate adjusted to 5.841% per annum.

On September 5, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a credit facility in the amount of RMB 6,000,000 Yuan.  The loan is renewable at maturity and subject to an 8.217% interest rate.  The loan is due and payable on the maturity date of June 4, 2009.  The Company renewed the loan with the bank for another 12-month period on June 1, 2009 and adjusted the interest rate to 5.841% per annum.  As of June 30, 2010, the Company paid off the entire loan balance without renewing the loan.

On January 23, 2009, HBOP entered into a short term credit facility extension agreement with United Commercial Bank (China) Limited, for the extension of a revolving credit facility in the amount of $2,000,000 and a non-revolving import loan of $816,977.  The original credit facility agreement was entered into on April 14, 2006 and extended on May 8, 2007.  Under the terms of the extension agreement, The loan is collateralized by the Company’s building, equipments and land use rights and personally guaranteed by Zhenyong Liu, our Chief Executive Officer.  Interest payment is made monthly and is indexed to a floating interest rate, based upon 5% plus the three-month LIBOR, adjustable every three months.  On August 20, 2009, the Company and the Bank entered into a Short-Term Loan Deferred Payment Agreement (the “Deferred Payment Agreement.”) and began paying off the revolving credit line and the loan balances.  As of June 30, 2010, total principal of such loan has been completely paid off.

Long term loan

On August 12, 2008, HBOP entered into a loan agreement with the Rural Credit Union of Xushui, Dayin Branch, for a loan in the amount of RMB 13,280,000 Yuan (or $1,950,474 as of June 30, 2010).  The loan is guaranteed by an unrelated third party, Hebei Chenyang Industry and Trade Group Co., Ltd., and carries a 0.774% interest rate per month.  The loan runs for three years, starting September 16, 2008, and is payable on the maturity date of September 16, 2011.

Shareholder loans

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to HBOP for working capital purposes, which amounted to RMB 41,970,716 Yuan as of June 30, 2009. On July 24, 2008, the Chief Executive Officer of the Company agreed to change the term of the loan from payable on demand to a period of three years, maturing on July 23, 2011, and with no stated interest.  On August 31, 2009, the Company, HBOP, and our Chief Executive Officer entered into a tri-party Debt Assignment and Assumption Agreement, under which the Company agreed to assume $4,000,000, or RMB 27,364,800 Yuan, of HBOP’s debt owed to our Chief Executive Officer.  Concurrently with the assumption, the Company and our Chief Executive Officer agreed to convert the $4,000,000 into equity of the Company at $3.32132 (post reverse split) per share.  Accordingly, the Company issued 1,204,341 shares of restricted common stock to our Chief Executive Officer on August 31, 2009.  On December 31, 2009, a new loan agreement was entered into between Mr. Liu and HBOP to replace the prior loan agreement. Under the new agreement, the loan of Mr. Liu is interest bearing and the interest rate is determined by reference to the People's Bank of China, which was 5.4% per annum as of June 30, 2010.  The term is for 3 years and starts from January 1, 2010. As of June 30, 2010, HBOP’s remaining loan balance payable to our Chief Executive Officer was $2,145,216 with interest payable at 5.4% per annum.

On August 1, 2008, Shuangxi Zhao, a director of HBOP, loaned money to the Company for working capital purposes, which amounted to $881,238 as of June 30, 2010. The amount owed bears interest at 5.4% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on July 31, 2011.

On August 5, 2008, Xiaodong Liu, a director of HBOP, loaned money to the Company for working capital purposes, which amounted to $1,101,548 as of June 30, 2010. The amount owed bears interest at 5.4% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on August 4, 2011.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on April 14, 2010.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$3,859,824	$1,909,350	$1,950,474	—	$—
Equipment purchase committment	19,393,414	19,393,414	—	—	—
Operating Lease Obligations	378,933	17,625	35,250	35,250	290,808
Total	$23,632,171	$21,320,389	$1,985,724	$35,250	$290,808

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

Registration Rights Agreement

In connection with the Private Placement and on October 7, 2009, the Company entered into a Registration Rights Agreement with the Buyers. Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC a registration statement on Form S-1 covering the resale of all of the 2,083,333 (post reverse split) shares of common stock sold to the Buyers within 90 days of the closing of the Private Placement.

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

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2010 and December 31, 2009 to translate the Chinese RMB to the U.S. Dollars are 6.8086:1 and 6.8372:1, respectively.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.83475:1 and 6.84323:1 for the six months ended June 30, 2010 and 2009, respectively.  Translation adjustments are included in other comprehensive income (loss).  The functional currency of Orient Paper, Dongfang Holding and Shengde Holdings is United States dollars.  Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Translation in currencies other than United States dollars are converted into United States dollars at the applicable rates of exchange prevailing the transactions occurred. Transaction gains or losses are recognized in the consolidated statement of income.

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

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. It addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASCTopic 718, Compensation—Stock Compensation , was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments will be effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company currently evaluating the effect of ASC 2010-13 on its financial statements and would have no impact on the results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Winston C. Yen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

On and shortly after August 6, 2010, certain purported shareholder class action and derivative lawsuits were filed in the United States District Court for the Central District of California against the Company and certain of its directors and officers.  The lawsuits allege that the Company and certain of its officers and directors issued materially false and misleading statements and failed to disclose adverse facts known to them regarding the Company's business and financial results and, therefore, violated federal securities laws and state laws.  All of the allegations made by these law suits are based on a third-party inaugural “research report” issued by an entity known as Muddy Waters, LLC.  The “research report” alleged, among other things, inflated revenue for fiscal year 2008 and 2009 and misappropriation of some $30 million of investor funds by the Company.

To refute the allegations made by Muddy Waters, LLC the Company issued two press releases on June 30 and July 6, 2010 to respomd to the allegations.  On July 16, 2010, the Company announced that its Audit Committee had engaged Loeb and Loeb, LLP (“Loeb”) to work with the Committee to launch an independent investigation into the issued raised by Muddy Waters, LLC.  Further on August 3, 2010, the Company announced that the Audit Committee and Loeb had retained Deloitte & Touche Financial Advisory Services Limited ("Deloitte”) to provide assistance to the investigation of the Company’s relevant financial transactions and customer relationships.  As of date of this statement, the independent investigation is still underway. The Company believes these lawsuits are without merits and intends to defend them vigorously upon completion of the independent investigation.

Item 1A.                   Risk Factors.

           N/A.

Item 2.                      Unregistered Sale of Equity Securities and Use of Proceeds.

           None.

Item 3.                      Defaults Upon Senior Securities.

           To our knowledge, there are no material defaults upon senior securities.

Item 4.                      (Removed and Reserved).

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

ORIENT PAPER, INC.

Dated: August 16, 2010	By:	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer

Dated: August 16, 2010	By:	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer