Form 10-Q
period 2010-09-30
Orient Paper Inc.
filed 2010-11-15
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

       Large accelerated filer ☐                                                                              Accelerated filer☐

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,339,066 shares of common stock, $.001 par value, were outstanding as of November 5, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010, AND DECEMBER 31, 2009

(Unaudited)

	September 30,	December 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$22,780,385	$6,949,953
Restricted cash	-	29,105
Accounts receivable (net of allowance for doubtful
accounts of $90,708 and $41,977 as of September 30, 2010 and December 31, 2009, respectively)	4,444,688	2,056,858
Inventories	7,313,526	6,926,392
Prepayment and other current assets	84,319	434,093
Total current assets	34,622,918	16,396,401

Prepayment on property, plant and equipment	22,991,595	-
Property, plant, and equipment, net	53,395,538	55,303,753

Total Assets	$111,010,051	$71,700,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$2,836,625	$4,273,750
Current portion of long-term debt	1,982,652	-
Current portion of related party loans	2,015,497	-
Accounts payable	4,238,260	1,819,448
Notes payable	597,184	-
Accrued payroll and employee benefits	272,368	271,208
Other payables and accrued liabilities	1,282,351	1,662,673
Income taxes payable	691,106	1,345,069
Total current liabilities	13,916,043	9,372,148

Loan from credit union	-	1,942,315
Loan from related parties	2,180,606	4,110,735
Total liabilities	16,096,649	15,425,198
Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, 500,000,000 shares authorized, $0.001
par value per share, 18,344,811 and 14,875,715 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	18,345	14,876
Additional paid-in capital	45,727,657	19,169,469
Statutory earnings reserve	4,442,450	4,442,450
Accumulated other comprehensive income	5,818,917	3,984,305
Retained earnings	38,906,033	28,663,856
Total stockholders' equity	94,913,402	56,274,956

Total Liabilities and Stockholders' Equity	$111,010,051	$71,700,154

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE AND THREE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$23,006,314	$30,548,611	$87,721,642	$70,786,472
Cost of Sales	(19,184,629)	(23,422,920)	(69,932,956)	(56,355,360)
Gross Profit	3,821,685	7,125,691	17,788,686	14,431,112
Selling, General and Administrative Expenses	(1,082,240)	(491,676)	(2,159,939)	(966,238)
Loss on Disposal of Property, Plant and Equipment	(15,566)	-	(1,098,020)	-
Income from Operations	2,723,879	6,634,015	14,530,727	13,464,874
Other Income (Expense):
Interest income	41,384	35,522	130,858	67,464
Interest expense	(136,325)	(208,471)	(469,571)	(624,551)
Income before Income Taxes	2,628,938	6,461,066	14,192,014	12,907,787
Provision for Income Taxes	(864,710)	(1,647,468)	(3,949,837)	(3,320,931)
Net Income	1,764,228	4,813,598	10,242,177	9,586,856
Other Comprehensive Income:
Foreign currency translation adjustment	1,512,661	48,155	1,840,157	(98,111)

Total Comprehensive Income	$3,276,889	$4,861,753	$12,082,334	$9,488,745

Earnings Per Share:
Basic Earnings per Share	$0.10	$0.41	$0.60	$0.84
Fully Diluted Earnings per Share	$0.10	$0.41	$0.60	$0.84

Weighted Average Number of Shares
Outstanding - Basic	18,344,811	11,697,557	17,128,689	11,418,338
Outstanding - Fully Diluted	18,344,811	11,716,579	17,130,062	11,424,749

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$10,242,177	$9,586,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,100,465	2,595,673
Loss on disposal of property, plant and equipment	1,098,021	-
Impairment on accounts receivable	47,028	56,764
Stock-based expense for service received	101,046	45,023
Changes in operating assets and liabilities:
Accounts receivable	(2,351,444)	(1,412,429)
Notes payable	586,820
Prepayment and other current assets	240,464	(5,851)
Inventories	(239,070)	(4,248,735)
Accounts payable	2,339,704	3,069,915
Accrued payroll and employee benefits	(4,394)	-
Other payables and accrued liabilities	(405,580)	-
Income taxes payable	(670,062)	499,328
Net Cash Provided by Operating Activities	14,085,175	10,186,544

Cash Flows from Investing Activities:
Prepayment for property, plant and equipment	(22,592,570)	-
Purchases of property, plant and equipment	(1,194,823)	-
Proceeds from disposal of property, plant and equipment	-	176,721
Net Cash (Used)/ Provided by Investing Activities	(23,787,393)	176,721

Cash Flows from Financing Activities:
Proceeds from related party loans	200,000	(27,060)
Repayment of related party loans	(200,000)	-
Proceeds from short term loans	880,230	-
Repayments of short term loans	(2,379,626)	(1,669,397)
Proceeds from public offering of common stock	26,570,161	-
Reclassification of restricted cash to cash and cash equivalents	29,105	(260,158)
Net Cash Provided/ (Used) by Financing Activities	25,099,870	(1,956,615)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	432,780	(98,111)

Net Increase in Cash and Cash Equivalents	15,830,432	8,308,539

Cash and Cash Equivalents - Beginning of Period	6,949,953	3,234,419
Cash and Cash Equivalents - End of Period	$22,780,385	$11,542,958

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$302,579	$503,093
Cash paid for income taxes	$4,619,899	$2,821,602

Supplemental disclosure of significant non-cash transactions:
Issuance of 16,597 shares upon 25,000 units of cashless warrant exercise	$200,160	$-
Disposal of property, plant and equipment in lieu of payment for construction cost of a new plant	$249,399	$-

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

Hebei Baoding Orient Paper Milling Company Limited (“HBOP”) was set up on March 10, 1996, under the laws of the People’s Republic of China (“PRC”). HBOP engages mainly in the production and distribution of paper products such as corrugating medium paper, offset paper and writing paper. HBOP also has capability to produce other paper and packaging-related products, such as plastic paper and craft paper. HBOP uses recycled paper as its primary raw material.

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

As a result of the merger transaction, Dongfang Holding became a wholly-owned subsidiary of Orient Paper, which, in turn, has the controlling right on Dongfang Holding’s operating company subsidiary, HBOP, pursuant to the terms of the trust agreement. HBOP, the entity through which the Company operates its business currently has no subsidiaries, either wholly or partially owned.

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

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Orient Paper has no equity interest on HBOP. However, through the agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s activities that most significantly affect its economic performance, resulting in HBOP being deemed a controlled variable interest entity of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”) (formerly FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities as amended by SFAS 167, an Amendment to FIN 46R).

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

As of September 30, 2010 and December 31, 2009, details of the Company’s subsidiaries and variable interest entities are as follows:

Name	Date of Incorporation or Establishment	Place of Incorporation or Establishment	Percentage of Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity:
HBOP	March 10, 1996	PRC	100%	Paper Production and distribution

(2) Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim condensed consolidated financial information.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the nine months ended September 30, 2010 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2009. The Company follows the same accounting policies in preparation of interim reports.

(3) Inventories

Raw material inventory includes mainly recycled paper and coal.  Finished goods include mainly products of offset printing paper and corrugating medium paper.  Inventories consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Raw Materials
Recycled paper board	$4,430,363	$2,301,282
Pulp	13,010	12,744
Recycled printed paper	207,890	533,771
Recycled white scrap paper	590,985	1,731,170
Coal	1,180,920	1,704,905
Base paper and other raw materials	161,362	36,801
	6,584,530	6,320,673
Finished Goods	728,996	605,719
Totals	$7,313,526	$6,926,392

(4) Prepayment and other current assets

Prepayment and other current assets consisted of the following:
	September 30, 2010	December 31, 2009
Prepaid cash to service providers	$25,000	$250,000
Prepaid stock warrant compensation to a service provider	-	115,095
Prepaid insurance	50,667	-
Others	8,652	68,998
	$84,319	$434,093

(5) Prepayment on property, plant and equipment

Prepayment on property, plant and equipment consisted of the following:
	September 30, 2010	December 31, 2009
Prepayment for land use right	$11,346,501	$-
Prepayment for purchase of equipment	11,645,094	-
	$22,991,595	$-

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Property, plant and equipment

As of September 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Property, Plant, and Equipment:
Land use rights	$2,237,082	$2,191,570
Building and improvements	7,189,624	7,655,357
Machinery and equipment	60,850,189	61,348,498
Vehicles	226,766	10,650
Construction in progress	1,162,121	-
	71,665,782	71,206,075
Less accumulated depreciation and amortization	(18,270,244)	(15,902,322)
Property, Plant and Equipment, net	$53,395,538	$55,303,753

The land use right of state-owned land represents land located in China with lease terms of 50 years expiring in 2053.

Property, plant and equipment with net values of $4,980,529 and $17,813,861 have been pledged for short-term bank loans of HBOP as of September 30, 2010 and December 31, 2009, respectively. Depreciation and amortization of property, plant and equipment was $3,100,465, and $2,595,673 during the nine months ended September 30, 2010 and 2009, respectively.

(7) Loans Payable

Short-term bank loans

		September 30, 2010	December 31, 2009
Industrial & Commercial Bank of China	(a)	$1,940,849	$2,778,915
United Commercial Bank (China) Limited	(b)	-	1,494,835
Industrial & Commercial Bank of China	(c)	895,776	-
Total short-term bank loans		$2,836,625	$4,273,750

(a)
Industrial & Commercial Bank of China provided two loans,  amounting $1,901,363 and $877,552 as of December 31, 2009, which are secured by certain manufacturing equipment of the Company.  The Company paid off the principal amount of $877,552 of the second loan in May 2010 and thus the loan balance was reduced to $1,940,849  as of September 30, 2010. The interest is payable monthly at the fixed rate of 5.841% per annum for the nine months ended September 30, 2010, and 6.372% and 5.841% per annum for the two loans for the year ended December 31, 2009.  Both of these loans are carried-forward from the year prior to December 31, 2008 and have been renewed during 2010 and 2009.  The principal of the remaining loan is due and payable at maturity on January 11, 2011.

(b)	As of September 30, 2010, all principal amount has been paid off.

(c)
On July 28, 2010, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $895,776 as of September 30, 2010.  Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expires at July 19, 2011 and carries an interest rate at 5.31% per annum.

As of September 30, 2010 and December 31, 2009, short-term borrowing were comprised of secured bank loans of $2,836,625 and $4,273,750 respectively, and no unsecured bank loans. The secured loans were secured by the Company’s property, plant and equipment of $4,980,529 and $17,813,861, respectively.  The factoring facility was secured by certain accounts receivable amounted to $1,088,223 as of September 30, 2010.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2010 and December 31, 2009, the Company has $895,776 and nil credit facility with the banks. All the credit facility as of September 30, 2010 has been fully utilized. The average short-term borrowing rates for the nine months ended September 30, 2010 and 2009 were approximately 5.79% and 5.31%, respectively.

Long-term loan from credit union

As of September 30, 2010 and December 31, 2009, loan payable to Rural Credit Cooperative of Xushui County, amounted $1,982,652 and $1,942,315 respectively. The loan is guaranteed by an unrelated third party company. The entire principal is due and payable at maturity on September 16, 2011 and thus it was reclassified as current portion of long-term loan and recorded under current liabilities as of September 30, 2010. Interest is paid monthly at the rate of 0.774% per month.

Future maturities of short term and long term loans payable were as follows as of September 30, 2010:

September 30,	Amount
2011	$4,819,277
$4,819,277

The total interest expenses for the short-term bank loans and long-term loan for the nine months ended September 30, 2010 and 2009 were $469,571 and $624,551, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company. He loaned money to HBOP for working capital purposes over a period of time. On July 24, 2008, the term of the loan changed from payable on demand to a period of three years, maturing on July 23, 2011, with no interest bearing.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of September 30, 2010 and December 31, 2009, net amount due to Mr. Liu were $2,180,606 and $2,136,242, respectively.  As of September 30, 2010, the loan owed to Mr. Liu carries an interest at the rate of 5.4% per annum.

On December 31, 2009, a new loan agreement was entered into between Mr. Liu and HBOP to replace the prior loan agreement. Under the new agreement, the loan of Mr. Liu is interest bearing and the interest rate is determined by reference to the People's Bank of China, which was 5.4% per annum as of September 30, 2010.  The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amount owed bears interest with reference to the borrowing rate offered by the People's Bank of China and is due on July 31 and August 4, 2011, respectively.  As of September 30, 2010 and December 31, 2009, the total loan amount payable is $2,015,497 and $1,974,493, respectively, to HBOP.  The average interest rate for both the nine months ended September 30, 2010 and the year ended December 31, 2009 was 5.4% per annum.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on April 14, 2010.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:
	September 30, 2010	December 31, 2009
Accrued electricity	$431,436	$1,051,706
Accrued audit fee	100,000	110,000
Value-added tax payable	474,555	442,307
Accrued interest	169,942	-
Others	106,418	58,660
Totals	$1,282,351	$1,662,673

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

There is no unamortized balance as at September 30, 2010. It has been amortized over the servicing period of 1 year since July 2009. For the nine months ended September 30, 2010, the Company charged $79,521 to earnings of the period.

As of January 19, 2010, the warrant has been cashless exercised for 16,597 shares. As of September 30, 2010, there is no outstanding warrant.

Make Good Securities Escrow Agreement

On October 7, 2009, the Company entered into a Securities Purchase Agreement with Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”) to sell to the Buyers 2,083,333 shares of the Company’s common stock for an aggregate purchase price of $5,000,000 (the “Private Placement”). The Private Placement was closed on October 7, 2009.  In connection with the Private Placement, the Company entered into a Make Good Securities Escrow Agreement with the Buyers of the Private Placement and Mr. Liu, the Company’s Chief Executive Officer and a major shareholder.  As an inducement for the Buyers to enter and consummate the Private Placement, Mr. Liu agreed to place 750,000 shares of common stock (the “Escrow Shares”) into escrow for the benefit of the Buyers in the event the Company fails to achieve the following financial performance thresholds for the 12-month periods ended December 31, 2009 (“2009”) and December 31, 2010 (“2010”):

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

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the period that the shares are held under escrow (the “Period”), Mr. Liu, as the original shareholder of the escrow shares retains all rights of ownership, including voting rights and the right to receive any dividends that may be declared during the Period.

As of December 31, 2009, the Company has achieved the financial performance threshold for 2009.

April 2010 Public Offering

On March 31, 2010, the Company entered into an Underwriting Agreement with Roth Capital Partners, LLC (the “Underwriter”), under which the Company agreed to sell the Underwriter an aggregate of 3,000,000 shares of common stock with an option for the Underwriter to purchase an additional 450,000 shares to cover its over-allotment within 45 days of the date of the Underwriting Agreement.  All of these shares, which are offered to the public at $8.25 per share by the Underwriter, are issued and sold to the Underwriter at $7.7962 per share net of discounts and commissions.  The first closing for the sale of 3,000,000 shares was closed on April 6, 2010.  The Underwriter exercised its option for the purchase of the additional 450,000 shares on April 14, 2010.  The Company received total proceeds, net of expenses, in the amount of $26,570,161.

(11) Earnings Per Share

For the nine months ended September 30, 2010 and 2009, basic and diluted net income per share are calculated as follows:

	Nine months Ended September 30,
	2010	2009
Basic income per share
Net Income for the period – numerator	$10,242,177	$9,586,856
Weighted average common stock outstanding - denominator	17,128,689	11,418,338
Net income per share	$0.60	$0.84

Diluted income per share
Net Income for the period – numerator	$10,242,177	$9,586,856
Weighted average common stock outstanding - denominator	17,128,689	11,418,338
Effect of dilution
Warrant	1,373	6,411
Weighted average common stock outstanding - denominator	17,130,062	11,424,749
Diluted income per share	$0.60	$0.84

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

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The provision for income taxes for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine months Ended September 30,
	2010	2009
Provision for Income Taxes
Current Tax Provision – PRC	$3,949,837	$3,320,931
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$3,949,837	$3,320,931

During the nine months ended September 30, 2010 and 2009, the effective income tax rate was estimated by the Company to be 27.83 percent and 25.73 percent, respectively.  The Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes). To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2010, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2010 and 2009, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(13) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $17,916.  This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

September 30,	Amount
2011	$13,437
2012	17,916
2013	17,916
2014	17,916
2015	17,916
Thereafter	291,125

Total operating lease payments	$376,226

Capital commitment

The Company has signed several contracts for constructing plants and purchase of equipment totally $31,759,753 with outstanding commitments of $18,952,539 as of September 30, 2010. The Company expected to pay off all the balances by the end of 2010.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pending Litigation

On August 20, 2010, the Company was served notice of a stockholder class action lawsuit filed on August 6, 2010 in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  One group of three shareholders with a total alleged loss of approximately $150,000 has filed a motion to be appointed as lead plaintiff.  That motion is scheduled to be heard on November 22, 2010.  The Company and the defendant officers and directors have retained the law firm DLA Piper US LLP to represent them in connection with the lawsuit.  The Company believes that the lawsuit has no merit and intends to mount a vigorous defense. Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the company is probable or that an unfavorable outcome to the company is remote. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

(14) Segment Reporting

Starting from March 10, 2010, the Company manages its operations through two business operating segments: HBOP, which produces printing paper and corrugating medium paper, and Baoding Shengde, which produces digital photo paper. They are managed separately because each business requires different technology and marketing strategies.

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

Summary financial information for the two segments, which the management of the Company has determined as reportable segments, is as follows:

	Nine months Ended September 30, 2010

	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated

Revenues	$84,940,703	$2,780,939	-		$87,721,642
Gross Profit	16,571,270	1,217,416	-		17,788,686
Depreciation	2,586,602	513,863	-		3,100,465
Net Income (Loss)	10,838,338	913,460	(1,509,621)		10,242,177
Total Assets	79,721,649	43,359,354	478,555	(12,549,507)	111,010,051

(15) Concentration and Major Suppliers

For the nine months ended September 30, 2010, the Company had three major suppliers which primarily accounted for 57%, 22% and 13% of total purchases.  For the nine months ended September 30, 2009, the Company had three major suppliers accounted for 36%, 33% and 10% of total purchases.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentrations of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all covered by the FDIC insurance but carry a balance exceeding the maximum coverage of $250,000 by $146,014 as of September 30, 2010.

(17) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(18) Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and believes that this ASU is only related to disclosures and would have no impact on the Company’s results of operations.

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. It addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC Topic 718, Compensation—Stock Compensation, was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments will be effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company currently evaluating the effect of ASU 2010-13 on its financial statements and would have no impact on the Company's results of operations.

In July 2010, the FASB issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20).  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics - Technical Corrections to SEC Paragraphs”.  It amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.  The Company is currently evaluating the effect of ASU 2010-22 on its financial statements and believes it would have no impact on the Company's results of operations.

Item 2.                  Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the periods ended September 30, 2010 and 2009 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report.

In this Quarterly Report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “HBOP,” refer to Orient Paper, Inc.

We make certain forward-looking statements in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties . Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.  Please refer to the section entitled “Liquidity and Capital Resources” contained in this Report for additional discussion.  Please also refer to our other filings with the Securities and Exchange Commission.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenue

Revenue for the three months ended September 30, 2010 was $23,006,314, a decrease of $7,542,297 or 24.69% from $30,548,611 for the comparable period in 2009.  The decrease was substantially attributable to the following temporary adjustments in production:

(1)
Beginning in late June 2010, we shut down and later demolished one of our two corrugating medium paper production lines.  We had originally planned to build a new 360,000 ton/year new corrugating medium paper production line and other facilities on some 667,000 square meters of land across the street from our current main manufacturing compound, but due to certain changes in the plan, we decided to instead build the new production line in our current manufacturing compound.  To make room for the new production line and related pulping facilities, we tore down two existing buildings and an existing corrugating medium paper production line. We estimate the lost capacity could be approximately 34,000 tons per year.  The new corrugating medium paper production line is expected to begin production in the first quarter of 2011.

(2)
In connection with the government’s approval of our pending new corrugating medium paper production line, the Baoding City Environmental Protection Agency requires that we replace two of our four steam boilers with new and more energy-efficient models. We removed the two old boilers in July 2010.  Because of the loss of steam pressure, production quantities were lowered during this quarter.  The new boilers are expected to be fully installed and inspected by the government’s environmental protection agency during the fourth quarter of 2010.

As a partial remedy for the lost production, in August 2010 the Company entered into three printing paper supply agreements and one corrugating medium paper supply agreement with paper manufacturers in Hebei Province and the neighboring Shandong province.  These paper supply agreements are all effective through the end of year 2010.  During August and September 2010, revenue generated from sales of offset printing paper and corrugating medium paper finished goods purchased from these vendors pursuant to the supply agreements are in the amounts of $4,964,588 and $1,066,545, respectively, representing 31.85% and 17.41% of sales revenues of offset printing paper and corrugating medium paper in the third quarter of 2010.

Monthly sales revenue, including the revenue from the sales of purchased paper finished goods, for the period of January through September 2010, are summarized below:

Revenue from corrugating medium paper amounted to $6,127,222 (or 26.63% of total revenue) for the three months ended September 30, 2010, representing a $4,169,175 (or 40.49%) decrease over the corrugating medium paper revenue of $10,296,397 for the comparable period in 2009.  We sold 19,452 tons of corrugating medium paper in the quarter ended September 30, 2010 versus 37,948 tons sold in the same period a year ago, representing a 48.74% drop in quantities sold, due to the disposal of one of our corrugating medium paper production lines in June 2010 and the temporary loss of two boilers.  Despite the decrease in sales volume, the third quarter average selling price (“ASP”) for corrugating medium paper rose from $271/ton in year 2009 to $315/ton in 2010, representing a 16% increase over the comparable period.  We believe the increase in ASP is primarily attributable to (1) increasing customer demands, (2) the overall increased market price caused by relatively high wood pulp prices, and (3) a regional shortage in paper products supply, caused by mandatory closures under government mandates.  For example, the provincial government of Hebei announced on June 12, 2010 that it was working on closing 64 inefficient paper production lines with 26 local paper mills by the end of the year, accounting for an elimination of annual capacity for approximately 400,000 tons this year, while the neighboring province of Henan announced that it was closing over 2,000,000 tons capacity of paper production with more than 100 local paper mills. We believe the ASP of major paper products may continue its upward trend into the fourth quarter of 2010.

Revenue from medium-grade offset printing paper amounted to $15,583,584 (or 67.74% of total revenue) for the three months ended September 30, 2010, which represents a $1,440,750 (or 10.19%) increase over the medium-grade offset printing paper revenue of $14,142,834 for the comparable period in 2009.  Since the fourth quarter of 2009, our only white paper-based product has been medium-grade offset printing paper.  As such, though we sold high-grade offset printing paper in the third quarter of 2009, there were no sales of high-grade offset printing paper or writing paper in the third quarter of 2010.  We sold 21,373 tons of medium-grade offset printing paper in the third quarter of 2010 compared to 21,043 tons of medium-grade offset paper in the third quarter of 2009, an increase of 330 tons or 1.57%.  Total white paper (high and medium-grade, plus writing paper and white card paper) sold in the third quarter of 2009 amounted to 29,549 tons, or $20,252,214, versus 21,377 tons and $15,587,356 during the same period in 2010. The factors contributing to the decrease of $4,664,858 or 23.03% in white paper sales revenue include (1) as explained above, the temporary loss of two boilers in our plant, and (2) a reduction in production in the third quarter of 2010.  On the other hand, ASP for printing paper products increased from $672/ton in the third quarter of 2009 to $729/ton in the third quarter this year, representing an 8.48% increase over the comparable period.  Again, we believe this is correlated to the production closures and a shortage of supply in the region.  We expect the trend in rising ASP will continue into the fourth quarter of the year.

A summary of the above changes and other analyses of the changes in our sales revenue are as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2010		September 30, 2009		Change in		Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount
Corrugating medium Paper	19,452	$6,127,222	37,948	$10,296,397	(18,496)	$(4,169,175)	(48.74)%	(40.49)%
Medium-Grade Offset Printing Paper	21,373	15,583,584	21,043	14,142,834	330	1,440,750	1.57%	10.19%
High-Grade Offset Printing Paper	-	-	2,409	2,257,679	(2,409)	(2,257,679)	n/a	n/a
Writing Paper	-	-	3,828	2,009,085	(3,828)	(2,009,085)	n/a	n/a
White Card Paper	-	-	2,269	1,842,616	(2,269)	(1,842,616)	n/a	n/a
Diazo Paper and Copy Paper	4	3,772	-	-	4	3,772	n/a	n/a
Total Sales Revenue	40,829	$21,714,578	67,497	$30,548,611	(26,668)	$(8,834,033)	(39.51)%	(28.92)%

Since March 2010, we have also started to produce and sell digital photo paper.  Revenue generated from selling digital photo paper was $1,291,736 (or 5.61% of total revenue) for the three months ended September 30, 2010:

	Three Months Ended		Three Months Ended		Change in		Percentage
	September 30, 2010		September 30, 2009				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	304.24	$1,291,736	-	$-	304.24	$1,291,736	n/a	n/a

Average ASPs for our main products in the three-month periods ended September 30, 2009 and 2010 are summarized as follows:

	High-Grade Offset	Medium-Grade Offset	Writing Paper	Corrugating Medium Paper	Digital Photo Paper
Quarter ended September 30, 2009	$937	$672	$632	$271	n/a
Quarter ended September 30, 2010	n/a	$729	n/a	$315	$4,246

The Company made a decision to significantly lower the ASP across the board for all digital photo paper products to make the pricing of our digital photo paper products more competitive.  We currently produce glossy and semi-matte photo papers in various weights (from 120g/m2 to 260g/m2).  As a result of the aggressive pricing in different product structure, which lowers the ASP to $4,246/ton in the third quarter of 2010, monthly sales quantity increased from 29 tons and 39 tons in the months of April and May of 2010 to 128 tons in September 2010.

The following is a chart showing the month-by-month ASPs (except for the ASPs of the digital photo paper) for the period of 24 months ended September 30, 2010:

Cost of Sales

Total cost of sales for the three months ended September 30, 2010 was $19,184,629, a decrease of $4,238,291 or 18.09% from $23,422,920 for the comparable period in 2009.  The decrease in the amount of cost of sales is primarily due to the reduced variable costs associated with the production interruptions in the third quarter of 2010.  However, cost of sales in the three months ended September 30, 2010 did not decrease proportionately with the reduction of sales (which was approximately 24.69% over the comparable period in 2009) because, depending on the products, 5% to 10% of total cost of sales is fixed costs. The smaller decrease in the comparable cost of sales percentage is also attributed to the decrease in the thinner gross profit that we realized from the sales of finished goods that were purchased from other temporary suppliers to cover outstanding customer orders.  The monthly average purchase costs of our major raw materials, which generally account for 60%-70% of total cost of sales, over the period of 24 months ended September 30, 2010, are summarized below:

During the three months ended September 30, 2010, our purchase cost of recycled paper and paper board increased substantially as compared to the purchase cost of such raw materials in the comparable period in 2009.  Because of the relatively higher prices of virgin wood pulp, all recycled paper and paper board have seen increases in their market prices as compared to the same period in 2009. We believe that all of the raw material prices will either remain stable or fluctuate slightly in the next few periods.

Electricity and coal are the two main sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal account for 12% and 10% of our total cost of sales, or 9% and 7% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly sales of our main paper products from January 2009 to September 2010 are summarized as follows:

Gross Profit

Gross profit for the three months ended September 30, 2010 was $3,821,685, a decrease of $3,304,006 or 46.37% from $7,125,691 for the comparable period in 2009.  The decrease in gross profit was primarily attributable to various factors affecting the sales revenue in the third quarter, including the decrease in production quantities for the loss of boilers.  The overall gross profit margin for the three months ended September 30, 2010 decreased by 6.72%, from 23.33% a year ago to 16.61%, because of reasons discussed above and because of the substantially lower gross profit margins of the sales of the purchased finished good products. Gross profit margins for the purchased finished good of corrugating medium paper and offset printing paper during the quarter ended September 30, 2010 were 14.29% and 9.25%, respectively.

Gross profit from the sales of digital photo paper in the quarter ended September 30, 2010 amounted to $464,823, or 35.98% as a percentage to total digital photo paper sales.

Income from operations

Operating income for the three months ended September 30, 2010 was $2,723,879, a decrease of $3,910,136 or 58.94% from $6,634,015 for the comparable period in 2009.  The decrease was primarily attributable to the decreased sales and gross profit of our corrugating medium paper and medium-grade offset printing paper products as explained above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were $1,082,240, an increase of $590,564 or 120.11% from $491,676 for the comparable period in 2009.  The increase was primarily attributable to payments of various professional service fees, investor relations, regulatory fees and, more specifically, legal and accounting fees incurred in connection with the independent investigation into certain allegations against the Company during the quarter ended September 30, 2010 (for more information refer to “Item 4 – Legal Proceedings”).

Net Income

Net income was $1,764,228 for the three months ended September 30, 2010, a decrease of $3,049,370 or 63.35% from $4,813,598 for the comparable period in 2009.  The decrease was primarily attributable to the decreased sales revenue and gross profit, as well as the increased legal and accounting expenses during the three months ended September 30, 2010.

Accounts Receivable

Accounts receivable increased $2,387,830 (or 116.09%) to $4,444,688 as of September 30, 2010, compared with $2,056,858 as of December 31, 2009.  The increase in accounts receivable was primarily attributable to (1) increased monthly sales for September 2010 over sales for the month of December 2009, and (2) the outstanding balance of one of our major customers whose account is factored with the Industrial and Commercial Bank of China (the “ICBC”) for an amount of $895,776. We usually collect the accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory consists of raw materials (accounting for 90.03% of total value of ending inventory as of September 30, 2010) and finished goods. As of September 30, 2010, the recorded value of our inventory has increased 5.59% to $7,313,526 from $6,926,392 as of December 31, 2009. A summary of changes in major inventory items is as follows:

	September 30, 2010	December 31, 2010	$ Change	% Change
Raw Materials
Recycled paper board	$4,430,363	$2,301,282	$2,129,081	92.52%
Pulp	13,010	12,744	266	2.09%
Recycled printed paper	207,890	533,771	(325,881)	(61.05	) %
Recycled white scrap paper	590,985	1,731,170	(1,140,185)	(65.86	) %
Coal	1,180,920	1,704,905	(523,985)	(30.73	) %
Digital photo base paper and other raw materials	161,362	36,801	124,561	338.47%
Total Raw Materials	6,584,530	6,320,673	263,857	4.17%

Finished Goods	728,996	605,719	123,277	20.35%
Totals	$7,313,526	$6,926,392	387,134	5.59%

To hedge the risk from increasing costs of recycled paper board, we decided to purchase more recycled paper boards during year 2010.  Recycled paper board inventory as of September 30, 2010 totaled $4,430,363, which is higher than the balance as of December 31, 2009 by $2,129,081 but lower than the balance as of June 30, 2010 by $904,978.

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $4,238,260 as of September 30, 2010, an increase of $2,418,812 or 132.94% from nine months ago.  The increase was primarily attributable to the increased purchases in year 2010 and a slowed-down payment to a vendor to conserve cash.

Comparison of the Nine months Ended September 30, 2010 and 2009

Revenue

Revenue for the nine months ended September 30, 2010 was $87,721,642, an increase of $16,935,170 or 23.92% from $70,786,472 for the comparable period in 2009.  The increase was mainly attributable to (1) the increase in the ASPs in all of our products due to higher market price of wood pulp and other paper products with stronger customer demand and tight supply in the market in the first nine months of 2010 relative to the same period in 2009; (2) a ramped-up production capacity from the white paper production line, which we converted during the third quarter of 2009 to produce offset printing paper, in particular medium-grade offset printing paper; offset by the temporary decline in sales revenue in the third quarter of 2010.

Revenue from corrugating medium paper amounted to $27,192,414 (or 31.00% of total revenue) for the nine months ended September 30, 2010, representing a $2,789,554 (or 9.30%) decrease over the corrugating medium paper revenue of $29,981,968 for the comparable period in 2009.  We sold 86,342 tons of corrugating medium paper in the first three quarters ended September 30, 2010 versus 107,767 tons sold in the same period a year ago, a decrease of 19.88%.  The decrease is attributable to the demolishment of a smaller corrugating medium paper production line, loss of two boilers, and a temporary decrease in production quantities.  Nevertheless, ASP for corrugating medium paper in the nine months ended September 30, 2010 rose from $278/ton in the comparable period in 2009 to $315/ton (a 13.31% increase), which we believe is a result of increasing customer demands caused by the shortage of supply for various paper products in the market after certain government-mandated paper mill closures in the region and across the nation.

Revenue from medium-grade offset printing paper amounted to $57,728,469 (or 65.81% of total revenue) for the nine months ended September 30, 2010, which represents a $40,502,840 (or 235.13%) increase over the medium-grade offset printing paper revenue of $17,225,629 for the comparable period in 2009.  Since the fourth quarter of 2009, we have concentrated our white paper production exclusively on medium-grade offset printing paper.  As such, there were no sales of high-grade offset printing paper or writing paper in the nine months ended September 30, 2010.   Total white paper (including offset printing paper, writing paper and white card paper) sales revenue in the first three quarters of year 2010 represents an increase over total white paper sales revenue in the comparable period in 2009 for $16,943,784, or 41.52%.  We sold 79,399 tons of medium-grade offset printing paper in the first three quarters of 2010 versus 60,717 tons of white paper a year ago, an increase of 18,682 tons or 30.77%.  The factors contributing to the increase include (1) the increasing wood pulp prices in recent periods, which has resulted in stronger demand for medium-grade offset printing paper (which uses pulp made from recycled white scrap paper instead of virgin wood); (2) ramped-up utilization at the writing paper production line; and (3) an increase in ASP due to the strong demand and a shortage in market supply of various paper products.  Our ASP for medium-grade offset printing paper rose from $664/ton for the first three quarters of 2009 to $727/ton (a 9.49% increase) for the first three quarters of 2010.  For the entire white paper product group, ASP increased from $672/ton to $727/ton (an 8.18% increase).

On the other hand, the above increase in the first nine months of 2010 was partially offset by decreases in production (due to the demolition of two old boilers since July 2010) and sales revenue in the first few weeks of the third quarter.  The negative impacts of the boilers and the disruption of customer sales resulted in a smaller nine-month comparable period increase than it would have been.

A summary of the above changes and other analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2010		September 30, 2009		Change in		Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount
Corrugating medium Paper	86,342	$27,192,414	107,767	$29,981,968	(21,425)	$(2,789,554)	(19.88)%	(9.30)%
Medium-Grade Offset Printing Paper	79,399	57,728,469	25,951	17,225,629	53,448	40,502,840	205.96%	235.13%
High-Grade Offset Printing Paper	-	-	11,276	10,541,543	(11,276)	(10,541,543)	n/a	n/a
Diazo Paper and Copy Paper	21	19,819	-	-	21	19,819	n/a	n/a
Writing Paper	-	-	21,221	11,194,716	(21,221)	(11,194,716)	n/a	n/a
White Card Paper	-	-	2,269	1,842,616	(2,269)	(1,842,616)	n/a	n/a
Total Sales Revenue	165,762	$84,940,702	168,484	$70,786,472	(2,722)	$14,154,230	(1.62)%	20.00%

Since March 2010, we have also started to produce and sell digital photo paper.  Revenue generated from selling digital photo paper was $2,780,940 (or 3.17% of total revenue) for the nine months ended September 30, 2010:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2010		September 30, 2009		Change in		Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	495.21	$2,780,940	-	$-	495.21	$2,780,940	n/a	n/a

Average ASPs for our main products in the nine-month periods ended September 30, 2009 and 2010 are summarized as follows:

	High-Grade Offset	Medium-Grade Offset	Writing Paper	Corrugating Medium Paper	Digital Photo Paper
Nine months ended September 30 2009	$934	$664	$528	$278	n/a
Nine months ended September 30, 2010	n/a	$727	n/a	$315	$5,616

Cost of Sales

Total cost of sales for the nine months ended September 30, 2010 was $69,932,956, an increase of $13,577,596 or 24.09% from $56,355,360 for the comparable period in 2009.  The increase in cost of sales is slightly greater than the increase in sales in part because certain finished printing paper goods that were purchased from other temporary suppliers to cover outstanding customer orders cost more than they would have if these goods were produced in-house.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $17,788,686, an increase of $3,357,574 or 23.27% from $14,431,112 for the comparable period in 2009.  The increase was primarily attributable to the continued growth in sales of corrugating medium paper and medium-grade offset printing paper and the substantial increases in our product ASPs.

We began producing digital photo paper in March 2010.  The gross profit margin of digital photo paper products is substantially higher than those of our existing corrugating medium paper and offset printing paper products.  For the period of March through September 2010, the gross profit margin of our digital photo paper products was 43.78%.

Overall gross profit margin for the nine months ended September 30, 2010 basically remains unchanged as compared to the comparable period in the prior year, in fact decreased by only 0.11% from 20.39% a year ago to 20.28%. As we mentioned previously, while the ASP in the first nine-month of 2010 turned out to be substantially higher than ASP in the comparable period, the growth in quantity and ASP in 2010 was offset by the decline in sales and related profit margin in the third quarter of 2010.

Income from operations

Operating income for the nine months ended September 30, 2010 was $14,530,727, an increase of $1,065,853 or 7.92% from $13,464,874 for the comparable period in 2009.  As explained above, the increase was primarily attributable to increased sales quantities, ASPs, and the gross profit of our corrugating medium paper and medium-grade offset printing paper products, offset by the unfavorable production and sales challenges, as well as the loss on demolition of certain old fixed assets on the construction site of the new production line in the third quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $2,159,939, an increase of $1,193,701 or 123.54% from $966,238 for the comparable period in 2009.  The increase was primarily attributable to payments of various professional service fees, investor relations, and, more specifically, legal and accounting fees incurred in connection with the independent investigation over certain allegations against the Company during the quarter ended September 30, 2010.

Net Income

Net income was $10,242,177 for the nine months ended September 30, 2010, an increase of $655,321 or 6.84% from $9,586,856 for the comparable period in 2009.  As explained above, the increase was primarily attributable to increased sales quantities, ASPs, and the gross profit of our corrugating medium paper and medium-grade offset printing paper products, offset by the unfavorable production and sales challenges as well as the loss on demolition of certain old plant and equipment on the construction site of the new production line in the third quarter of 2010.

Liquidity and Capital Resources

Overview

We had net working capital of $20,706,875 at September 30, 2010, an increase of $13,682,622 over a net working capital of $7,024,253 at December 31, 2009.

Cash and Cash Equivalents

Our cash and cash equivalents at the end of the nine months ended September 30, 2010 was $22,780,385, an increase of $15,830,432 from $6,949,953 as of December 31, 2009.   The increase over the year 2009 balance was primarily attributable to a number of factors, including the following:

Net cash provided by operating activities

Net cash provided by operating activities was $14,085,175 for the nine months ended September 30, 2010, representing an increase of $3,898,631 or 38.27% from $10,186,544 for the comparable period in 2009.  The net income of first nine months ended September 30 of 2010 in the amount of $10,242,177 represented an increase of $655,321 or 6.84% from $9,586,856 for the comparable period in 2009.  In addition to the net income, there are certain non-cash charges (including depreciation in the amount of $3,100,465 and a one-time charge of $1,098,021 for the loss on disposition of a smaller corrugating medium paper production line and two industrial buildings that were demolished for the purpose of constructing a new plant in late June 2010) that reduced the net income but did not have the effect of reducing the balance of cash and cash equivalents.  In addition to the non-cash charges, net cash flow from operating activities was also affected by a decrease in accounts receivable and an increase in accounts payable at the end of the nine-month period for $2,351,444 and $2,339,704, respectively.

Net cash used in investing activities

The Company incurred $23,787,393 in cash expenditures for investing activities, including the $11,442,990 installment payments for the construction of a new corrugating medium paper production line and $11,149,580 for the first phase of the acquisition of a parcel of roughly 667,000 square meters of land across the street from our current main manufacturing facilities.  The total contract price for the new corrugating medium paper production line, which will have an annual capacity of 360,000 tons, is $28,366,253 and represents a purchase commitment in the next six months in the amount of $16,721,160, which we expect to pay for with (1) the remaining net cash proceeds from the April 2010 public offering (see below) of approximately $14.9 million, (2) additional bank loans, or (3) cash flows from operating activities in the third and fourth quarters of the current year.

The entire amount of the land acquisition payment was made to the Xushui County Dayin Town Wuji Village Local Residents Council, which is in charge of the reimbursement and relocation of the residents who occupied the parcel of subject land that is a vital part of any future expansion of our facilities.  As of September 30, 2010, 56 families of local residents in the Wuji Village have contracted to surrender their land use rights (representing roughly 85% of the total land to be acquired) and have been reimbursed.  The land acquisition process will continue throughout the rest of the year for us to obtain the title through the local government.  We estimate the entire land acquisition process will require an additional $10,000,000 (or $15 per square meter) of cash payment in the next six to twelve months, which is expected to be paid for by future cash flows generated by our operating activities.

Net cash provided by financing activities

Net cash provided by financing activities was $25,099,870 during the nine months ended September 30, 2010, as compared with a net cash outflow of $1,956,615 for the comparable period in 2009.  During the nine months ended September 30, 2010, the company made loan repayments to the United Commercial Bank (China) Limited for an aggregate amount of $2,379,626 pursuant to an installment payment agreement. The Company also borrowed $200,000 on February 5, 2010 from a shareholder to pay for its U.S. expenses.  The $200,000 loan was paid off on April 14, 2010.

In April 2010 the Company closed a public offering of 3,450,000 shares of its common stock and received net proceeds in the amount of $26,570,161. $25 million of the net proceeds were wired to the PRC bank account of Baoding Shengde on June 11, 2010 for future installment payments for the construction of the new corrugating medium paper production line.

Short term loans and current portion of long-term bank debt

On January 31, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a loan in the amount of RMB 13,000,000 (or $1,940,849 at September 30, 2010).  The loan is renewable at maturity and is secured by certain manufacturing equipment of the Company and payable on the maturity date of January 29, 2009.  On January 21, 2009 the Company and the Bank renewed the loan agreement for another 12 months and extended the maturity date to January 20, 2010.  The Company renewed the loan with the Industrial and Commercial Bank of China on January 28, 2010 for another one year period with the applicable interest rate adjusted to 5.841% per annum.

On September 5, 2008, HBOP entered into a loan agreement with the Industrial and Commercial Bank of China, Xushui Branch, for a credit facility in the amount of RMB 6,000,000 Yuan.  The loan is renewable at maturity and subject to an 8.217% interest rate.  The loan is due and payable on the maturity date of June 4, 2009.  The Company renewed the loan with the bank for another 12-month period on June 1, 2009 and adjusted the interest rate to 5.841% per annum.  The Company paid off the entire loan balance in May 2010 without renewing the loan.

On July 28, 2010, the Company obtained a new accounts receivable factoring facility with a maximum credit limit at 895,776 as of September 30, 2010.  Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expires at July 19, 2011.

On January 23, 2009, HBOP entered into a short term credit facility extension agreement with United Commercial Bank (China) Limited, for the extension of a revolving credit facility in the amount of $2,000,000 and a non-revolving import loan of $816,977.  The original credit facility agreement was entered into on April 14, 2006 and extended on May 8, 2007.  Under the terms of the extension agreement, the loan is collateralized by the Company’s building, equipment and land use rights and personally guaranteed by Zhenyong Liu, our Chief Executive Officer.  Interest payment is made monthly and is indexed to a floating interest rate, based upon 5% plus the three-month LIBOR, adjustable every three months.  On August 20, 2009, the Company and the Bank entered into a Short-Term Loan Deferred Payment Agreement (the “Deferred Payment Agreement.”) and began paying off the revolving credit line and the loan balances.  As of September 30, 2010, total principal of such loan has been completely paid off.

On August 12, 2008, HBOP entered into a loan agreement with the Rural Credit Union of Xushui, Dayin Branch, for a loan in the amount of RMB 13,280,000 Yuan (or $1,982,652 as of September 30, 2010).  The loan is guaranteed by an unrelated third party, Hebei Chenyang Industry and Trade Group Co., Ltd., and carries a 0.774% interest rate per month.  The loan runs for three years, starting September 16, 2008, and is payable on the maturity date of September 16, 2011.

Shareholder loans

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to HBOP for working capital purposes, which amounted to RMB 41,970,716 Yuan as of September 30, 2009. On July 24, 2008, the Chief Executive Officer of the Company agreed to change the term of the loan from payable on demand to a period of three years, maturing on July 23, 2011, and with no stated interest.  On August 31, 2009, the Company, HBOP, and our Chief Executive Officer entered into a tri-party Debt Assignment and Assumption Agreement, under which the Company agreed to assume $4,000,000, or RMB 27,364,800 Yuan, of HBOP’s debt owed to our Chief Executive Officer.  Concurrently with the assumption, the Company and our Chief Executive Officer agreed to convert the $4,000,000 into equity of the Company at $3.32132 (post reverse split) per share.  Accordingly, the Company issued 1,204,341 shares of restricted common stock to our Chief Executive Officer on August 31, 2009.  On December 31, 2009, a new loan agreement was entered into between Mr. Liu and HBOP to replace the prior loan agreement. Under the new agreement, the loan of Mr. Liu is interest bearing and the interest rate is determined by reference to the People's Bank of China, which was 5.4% per annum as of September 30, 2010.  The term is for 3 years and starts from January 1, 2010. As of September 30, 2010, HBOP’s remaining loan balance payable to our Chief Executive Officer was $2,180,606 with interest payable at 5.4% per annum.

           On August 1, 2008, Shuangxi Zhao, a director of HBOP, loaned money to the Company for working capital purposes, which amounted to $895,776 as of September 30, 2010. The amount owed bears interest at 5.4% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on July 31, 2011.

On August 5, 2008, Xiaodong Liu, a director of HBOP, loaned money to the Company for working capital purposes, which amounted to $1,119,721 as of September 30, 2010. The amount owed bears interest at 5.4% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on August 4, 2011.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on April 14, 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$4,819,277	$4,819,277	$—	—	$—
Equipment and Construction Costs Commitment	18,952,539	18,952,539	—	—	—
Operating Lease Obligations	376,226	13,437	35,832	35,832	291,125
Total	$24,148,042	$23,785,253	$35,832	$35,832	$291,125

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

Revenue Recognition Policy

The Company recognizes revenue when goods are shipped (delivery is generally deemed complete when the goods are shipped as the typical shipment terms are FOB shipping point, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured.  Typical shipment term for all customers is FOB Shipping Point. Goods are considered shipped and delivered when customer’s truck picks up goods at our finished goods inventory warehouse or when the goods are shipped to the customer from our warehouse.

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2010 and December 31, 2009 to translate the Chinese RMB to the U.S. Dollars are 6.6981 and 6.8372:1, respectively.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.8164:1 and 6.84323:1 for the nine months ended September 30, 2010 and 2009, respectively.  Translation adjustments are included in other comprehensive income (loss).  The functional currency of Orient Paper, Dongfang Holding and Shengde Holdings is United States dollars.  Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Translation in currencies other than United States dollars are converted into United States dollars at the applicable rates of exchange prevailing the transactions occurred. Transaction gains or losses are recognized in the consolidated statement of income.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the effect of ASC 2010-06 on its financial statements and believes that this ASU is only related to disclosures and would have no impact on the Company’s results of operations.

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. It addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC Topic 718, Compensation—Stock Compensation, was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments will be effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company currently evaluating the effect of ASC 2010-13 on its financial statements and would have no impact on the Company’s results of operations.

In July 2010, the FASB issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20). ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics - Technical Corrections to SEC Paragraphs”.  It amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.  The Company currently evaluating the effect of ASU 2010-22 on its financial statements and believes it would have no impact on the Company’s results of operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Winston C. Yen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                  Legal Proceedings.

On August 20, 2010, the Company was served notice of a stockholder class action lawsuit filed on August 6, 2010 in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  One group of three shareholders with a total alleged loss of approximately $150,000 has filed a motion to be appointed as lead plaintiff.  That motion is scheduled to be heard on November 22, 2010.  The Company and the defendant officers and directors have retained the law firm DLA Piper US LLP to represent them in connection with the lawsuit.  The Company believes that the lawsuit has no merit and intends to mount a vigorous defense.

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

ORIENT PAPER, INC.

Dated: November 15, 2010	By:	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer

Dated: November 15, 2010	By:	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer