Form 10-K
period 2010-12-31
Orient Paper Inc.
filed 2011-03-15
CIK 1358190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number   001-34577

ORIENT PAPER, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-4158835
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

Science Park, Juli Road,
Xushui County, Baoding City
Hebei Province, The People’s Republic of China 072550
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 011 - (86) 312-8698215
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE Amex LLC

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes                        ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2010 was approximately $88,250,878 (13,211,209 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $6.68 as quoted by the American Stock Exchange on June 30, 2010.

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

As of December 31, 2010, there are presently 18,344,811 shares of common stock, par value $0.001 issued and outstanding.

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

Item 1.                  Business

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

In addition to controlling the operations and beneficial ownership of HBOP, Baoding Shengde also acquired a digital photo paper production line (including two photo paper coating lines and ancillary equipments) in an asset acquisition transaction as of November 25, 2009 and began conducting business in the PRC.

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

The following diagram sets forth the current corporate structure of Orient Paper:

100% ownership
Controlled by contractual agreements

Our Business

HBOP, founded in 1996, engages mainly in production and distribution of products such as corrugating medium paper, offset printing paper, writing paper and other paper and packaging related products.  HBOP uses recycled paper as its primary raw material and has its corporate offices in Baoding City, PRC.

HBOP's main products include various specifications of: (i) corrugating medium paper, (ii) medium-grade offset printing paper, (iii) high-grade offset printing paper, and (iv) writing paper. Since the fourth quarter of 2009, HBOP has produced only corrugating medium paper and medium-grade offset printing paper.

As of March 10, 2010, Baoding Shengde has began operations of its digital photo paper plant, also in Baoding City, PRC.

Our principal executive offices are located at Science Park, Juli Road, Xushui County, Baoding City, Hebei Province, People’s Republic of China. Our telephone number is (86) 312-8698215. Our website is located at http://www.orientpaperinc.com.

Manufacturing Process

Our current products (excluding digital photo paper) generally undergo two stages of manufacturing: (1) creating pulp from recycled paper products, and (2) treating the pulp and molding it into the desired type of paper product.  A brief overview of the pulp and papermaking process is described below.

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

Digital Photo Paper Making

The manufacturing process for making digital photo paper involves multiple steps of coating, drying and calendaring. The major raw material, digital photo base paper, is loaded into the main production line for (1) coating, (2) drying, (3) calendaring, (4) recoating, (5) drying, and (6) reeling for finished products.  We make both glossy and semi-matt digital photo papers. Many of the products that we sell through our digital photo paper division at Baoding Shengde come in various sizes from A3 to A6 and 3R to 5R sheets, while other sizes and reels of paper roll are also produced and sold.  We have special cutting machine to take reels of digital photo paper rolls and cut the paper into customer-specified sizes before packaging for shipment.

Products

Corrugating medium paper

Corrugating medium paper is used in the manufacturing of cardboards and comprises approximately 48% of our total paper production quantities and roughly 28% of our total revenue for the year ended December 31, 2010.  Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugated Cardboard, “OCC”) and certain supplementary agents.

Medium and high-grade offset printing paper

Offset printing paper is used for offset printing.  Our medium-grade offset printing paper comprises approximately 51% of our total paper production quantities and approximately 68% of our total sales revenue for the year ended December 31, 2010.  The offset printing paper we manufacture is typically coated and brightened.  Raw materials used in the production of offset printing paper include recycled white scrap paper, wood pulp, fluorescent whitening agent, sizing agent and pulvis talc. We have not produced any high-grade offset printing paper since the fourth quarter of year 2009.

Writing paper

Writing paper is suitable for printing and writing with ink on both sides, without the ink bleeding or striking through.   Raw materials used in the production of writing paper include recycled text book paper and fluorescent whitening agent.  We have not produced any writing paper since the fourth quarter of year 2009.

Digital photo paper

Starting in March 2010, Baoding Shengde began producing digital photo papers that are cast-coating, and water-proof. These digital photo papers are sold to printing companies and paper distributors, who eventually sell to advertising companies and printing companies which use photo-quality paper for multiple-color printing or local photo studios for production of special event printouts or personal home printing use. Beginning in January 2011, we also started testing the foreign markets by generating small amounts of export sales from digital photo paper.

Market for our Products

The PRC Paper Making Industry

According to the most recent general survey by the China Paper Association, in 2009, there were approximately 3,700 paper and paper board manufacturers in the People’s Republic of China, with a total output of 86.40 million tons, up 8.27% from 79.80 million tons in 2008.  Total domestic consumption was 85.69 million tons in 2009, up 7.99% from 79.35 million tons a year before.

Compared with year 2000, output in 2009 had increased by approximately 183.28% and consumption grew by approximately 139.69%.  The output of paper and paper board maintained an average growth rate of approximately 12.27% during the ten-year period of 2000-2009, while consumption increased at an annual rate of 12.27%, both higher than the GDP growth rate of the same period.  The growth rate is expected to continue.  According to the China Paper Association, the People’s Republic of China is currently ranked second in the world in terms of output and consumption of paper and paper board products.  It is also estimated that China’s paper production capacity may reach 92 million tons in year 2010, thus becoming the world’s largest paper producer (news article: “China may become world’s No. 1 Paper Producer,” ND Daily, January 3, 2011).

 Data source: 2009 Annual Report of the Paper Making Industry, China Paper Association

Domestic corrugating medium paper production in 2009 totaled 17.15 million tons, a 12.83% increase from year 2008. Domestic consumption of coated printed offset printing paper amounted to 17.58 million tons, an increase of 13.27% as compared to year 2008.

Domestic coated offset printing paper production in 2009 totaled 5.9 million tons, a 7.27% increase from year 2008. Domestic consumption of coated printed offset printing paper amounted to 4.63 million tons, a slight decrease of 0.86% as compared to year 2008.

The paper making industry in China is concentrated in eastern, coastal provinces. The largest paper production capacities by province during the years of 2008 and 2009 are summarized as follows:

Province	2008 Capacity (‘000 tons)	2009 Capacity (‘000 tons)	Change (‘000 tons)	% Change
Shandong	13,500	14,300	800	5.93%
Zhejiang	12,830	13,720	890	6.94%
Guangdong	11,540	13,160	1,620	14.04%
Jiangsu	9,300	10,260	960	10.32%
Henan	8,060	8,640	580	7.20%
Hebei	3,790	3,670	(120)	-3.17%
Fujian	2,970	3,130	160	5.39%
Hunan	2,800	3,000	200	7.14%
Sichuan	2,110	2,270	160	7.58%

Industry Consolidation

Historically the paper and pulp industry in China was comprised of numerous small-scale production enterprises, many of which used low-tech production processes that were highly polluting.  In 1996, China’s State Council issued “Decisions on Environmental Protection Issues”, setting forth strict rules and regulations intended to reduce pollution, including a directive for the closure of all paper plants with an annual output of less than 50,000 tons.  Recognizing that China constitutes one of the largest markets for paper consumption in the world with potential for continued expansion, the PRC government continues its efforts to consolidate, modernize, and promote the environmental sustainability of the industry. As part of its 11th “Five Year Economic Development Plan,” the PRC State Council announced on May 5, 2010 that up to 530,000 tons of inefficient/pollutive paper production capacity was to be eliminated or shut down in year 2010. On August 5, 2010, the Ministry of Industry and Information Technology published a list of mandatory capacity closures and ordered the shut down of a total of 4.6 million tons by September 2010. The capacities in the following jurisdictions were most affected by the order:

Province	No. of Companies Affected	Capacities Eliminated in 2010 (tons)
Henan	121	2,395,000
Shaanxi	9	463,200
Hebei	18	354,800
Heilongjiang	15	195,400
Liaoning	7	189,000
Sichuan	8	180,000
Hunan	10	152,000

Customers

We generally sell our products to companies making cardboards (in the case of packaging products like corrugating medium paper) and to printing companies (in the case of cultural paper products such as offset printing and writing paper). We also sell digital photo paper mainly to distributors and advertising/printing companies. We sold corrugating medium paper and offset printing paper to about 150 customers in year 2010. We had 25 customers buying digital photo paper from us during year 2010. Six of our top 10 customers in year 2010 are printing companies, with the largest customer being a paper distributor in Beijing. 83% of our total corrugating medium and offset printing paper revenue in 2010 was derived from customers in Beijing, Tianjin or Hebei Province.

For the year ended December 31, 2010, major customers individually accounting for more than 3% of our total sales revenue were as follows:

	2010 Sales Amount ($USD, net of applicable VAT)	% of Total Revenue
Company A (Beijing)	5,541,426	4.47%
Company B (Baoding)	4,953,012	3.99%
Company C (Baoding)	4,545,653	3.67%
Total Major Customers	15,040,091	12.13%

None of the 2010 major customers individually comprised more than 5% of our consolidated revenue. Out of the 10 largest customers of year 2010, six of them (representing 65.9% of the 2010 top-10 customer sales) were in the same list for the year ended December 31, 2009.

For the year ended December 31, 2009, major customers individually accounting for more than 3% of our total sales revenue were as follows:

	2009 Sales Amount ($USD, net of applicable VAT)	% of Total Revenue
Company B (Baoding)	5,333,532	5.22%
Company C (Baoding)	4,920,583	4.82%
Company A (Beijing)	4,516,621	4.42%
Company D (Baoding)	4,284,054	4.19%
Company E (Hebei)	3,435,540	3.36%
Company F (Baoding)	3,112,362	3.05%
Total Major Customers	25,602,692	25.06%

Marketing Strategy

We target corporate customers in the middle range of the marketplace, where products such as corrugating medium paper and mid- to high-grade offset printing paper with reasonable quality and competitive pricing have potential for high volume growth.  Our primary market has been the region of northern China, especially in the province of Hebei.

Expand Production Capacity

During the fiscal year ended December 31, 2010, HBOP had a production capacity of approximately 280,000 tons.  In late June 2010, we demolished a smaller corrugating medium paper production line with capacity of approximately 34,000 tons for the preparation of installation of a new corrugating medium paper production line. As of December 31, 2010, estimated production capacity on the two offset printing paper and one corrugating medium paper production lines at HBOP approximated 246,000 tons per year.

 In order to meet the growing domestic demand for paper, which is currently exceeding domestic supply in the case of corrugating medium paper especially in our region of northern China, we are installing a brand new corrugating medium paper production line with the estimated capacity of 360,000 tons per year. The installation of the new production line is expected to be completed in the second quarter of 2011. With the additional new capacity, we will have more than 500,000 tons capacity of corrugating medium paper by the time the new line starts operation in 2011.

We are also acquiring land large enough to allow us to build additional production facilities in the next five years. As of December 31, 2010, we have paid a $6,957,258 refundable deposit to a local village residents council in Xushui County in the City of Baoding. We have already started the first of the two stages of the land acquisition, which involves relocation of and financial restitution for residents currently occupying the approximately 667,000 square meters of land right across the street from our old manufacturing compound in the Xushui County of the city of Baoding. We intend to build additional paper production facilities on the land to be acquired, including a 100,000 ton printing paper line and a 100,000 ton household paper production line, as well as corrugating medium paper production lines. We do not have a specific financing plan developed at this time, but generally believe that these expansions can be facilitated with internally generated cash flows and additional bank loans in the next three to five years.

On December 31, 2009, we acquired a digital photo paper production line, including two coating lines and ancillary equipment, in an asset acquisition transaction for a total purchase price of approximately $13.6 million.  The estimated capacity of the digital photo paper facility is 2,500 tons per year.

Raw Materials and Principal Suppliers

The supplies used in our production processes are comprised mainly of recycled paper board (“OCC”) and printed and unprinted recycled white scrap paper, all of which are readily available items for which there are multiple domestic and foreign sources. We purchase all of our recycled paper supplies from domestic recycling stations and do not rely on any imported recycled paper. We also purchase coal and chemical agents from nearby suppliers.  Even with the upcoming expansion in corrugating medium capacity, we do not anticipate difficulties in obtaining necessary supplies. Although ongoing inflationary pressures could lead to an increase in our costs of raw materials and production, which intend to pass those higher costs on to our customers.

We sign annual raw materials supplier contracts with our suppliers.  Although we have supplier contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2010, we had three large suppliers which primarily accounted for 51%, 13% and 8% of total major purchases. For the year ended December 31, 2009, we had three large suppliers which primarily accounted for 37%, 32%, and 13% of total major purchases.

For the years ended December 31, 2010 and 2009, our top 3 suppliers were as follows:

	2010 Purchase Amount ($USD, including applicable VAT)	2009 Purchase Amount ($USD, including applicable VAT)
Company A	49,190,698	30,735,933
Company B	12,194,668	26,957,033
Company C	7,916,398	11,235,281

Competition

HBOP's main competitors are: Chenming Paper Group Limited; Huatai Group Limited; Nine Dragons Paper (Holdings) Limited; and Sun Paper Group Limited.  In addition to these competitors, there are numerous smaller family operations in Hebei and neighboring provinces serving the greater-Beijing and Tianjin area printing company customers or competing with us for our corrugating medium paper market in Hebei.  A number of our competitors are larger public entities with larger capacities, broader customer bases and greater financial resources than those available to us.   The business of our primary competitors is briefly described below:

Chenming Paper Group, Ltd. (“Chenming”), based in Shandong Province (located in northeast China), produces primarily newsprint paper and art paper (high quality, heavy, two-side coated printing paper).  Chenming is believed to be the first company to have all three types of public listings available in China: renminbi A-shares and foreign currency B-shares in Shenzhen, the smaller of the mainland’s two stock exchanges, and H-shares in Hong Kong.  Chenming has annual production capacity of 4 million tons for its coated wood-free paper product and is believed to rank among the top 500 enterprises in China.

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

Nine Dragons Paper (Holdings) Limited (“ND Paper”), based in Guangdong Province (located in southern China), is the largest paper manufacturer in China and primarily produces kraft paper and high-strength corrugating medium paper with annual capacity of 9 million tons.  ND Paper has reported that in September 2009, the company’s two corrugating medium production lines in the city of Tianjin came into operation, boosting ND Paper's annual total production capacity in Tianjin area to 800,000 tons and making the company the largest high-strength corrugating medium paper manufacturer in China.

Sun Paper Group, Ltd., based in Shandong Province, primarily produces card paper, whiteboard paper, and art paper.  It also produces alkaline peroxide mechanical pulp, sourced in part from woodchips harvested by the company’s poplar plantations.  The company has reported that it has an annual production capacity of paper and pulp of approximately 3 million tons and has been listed on the Shenzhen Stock Exchange since 2006.

With the exceptions of Chenming on cultural paper and ND Paper on corrugating medium paper, which potentially constitute direct competition against our products in the Beijing/Tianjin/greater Hebei markets, we believe that we face indirect competition from the above-listed companies, either because we produce different types of paper products, or for those products that do overlap, because the transportation costs and storage costs make them difficult to compete effectively with us in our geographic area.

Our Competitive Edge

Regional advantage (northern China).  We believe that HBOP is one of the largest papermaking enterprises in Hebei Province.  Our proximity to large urban centers in northern China, Beijing and Tianjin, gives us a large market in which to sell our products.

There are other paper manufacturers that are also located in Hebei Province (and close to metropolitan Beijing and Tianjin areas), but most of these other manufacturers are small in scale and are unable to compete with us effectively.  We do compete with other large cultural paper manufacturers for Beijing printing company customers.  We believe we do have cost and other advantages over our larger competitors.

Cost advantage.  Unlike some of our out-of-province competitors who must set up interim warehouses and ship products from their production base to such interim warehouses close to the Beijing customers, because we are approximately 60 miles (100 kilometers) from Beijing, the cultural center of China and our largest target market, there is no need for us to set up interim warehouses.  While we don’t separately pay for transportation cost on raw material purchases, the transportation cost included in the raw material purchase price from our recycled paper suppliers is lower than the transportation cost paid by our competitors in the province of Shandong.  We also enjoy lower transportation cost in the purchase of coal, a major source of energy used in the production process.  By the same token, our customers pay trucking companies to pick up theirs ordered goods from our Baoding finished goods warehouse.  The trucking cost our customers pay is lower than what they would pay if they had to pick up goods from offsite locations away from Beijing.  Tianjin, another large urban center, is also approximately 60 miles from our facilities.  Baoding city itself is also home to numerous printing and packaging companies. We therefore have lower freight costs and other associated costs of sales, enabling us to charge lower prices, if necessary, for our products to our customers.

In addition to providing timely customer service, the close proximity to the sources of raw materials from the cities of Beijing and Tianjin also enable us to have dynamic, long-term relationships with our suppliers.  Currently, domestic recycled paper cost less than imported recycled paper.  Because we are able to buy all recycled papers from Beijing and Tianjin, rather than from the United States or Japan, our purchase lead time is shortened.  The result of the geographical advantage is a more flexible inventory purchase policy and better inventory management.  We are also able to maintain a low raw materials inventory level at the time of declining prices, thereby optimizing the purchase price and production cost.

Research and Development

Our R&D activities are carried out by a task force led by a group of 5 senior managers (in charge of product development and quality control) and joined by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling and digital photo paper manufacturing) to R&D expenses and incurred $18,233 and $30,546 in R&D expenses for the years ended December 31, 2010 and 2009, respectively. Our R&D efforts have resulted in our capability to improve the quality of digital photo paper products and to optimize the digital photo paper manufacturing process. Instead of producing glossy photo paper from only one designated coating line, we are now able to produce glossy paper from either of the two coating lines, essentially enhancing the utilization of the digital photo paper facilities and increasing production quantities. For 2011, we anticipate that our actual digital photo paper production output will reach or even exceed the estimated full production capacity of 2,500 tons.

In addition to the three operating production lines, HBOP owns two other productions lines that are under renovation. During the fourth quarter of year 2010, we spent approximately $1.36 million in machine parts and new components to renovatie one production line, which we expect will be able to produce certain paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the renovation project, we cannot estimate the completion time of the renovation or guarantee the success of such renovation.

Intellectual Property

HBOP has registered one trademark with the Trademark Bureau under the State of Administration for Industry & Commerce, which remains effective through April 6, 2014:

Trademark	Certificate No.	Category	Registrant	Valid Term
Shuangxing	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotype solution, diazo paper	HBOP	April 4, 2004 through April 6, 2014

Domain names

Orient Paper owns the rights to the internet domain name, www.orientpaperinc.com.

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

Since the implementation of the State Council’s “Decisions on Environmental Protection Issues” in 1996, the PRC paper industry has been subject to rigorous environmental standards.  We believe that we are one of the few major paper manufacturers in Hebei Province to obtain a Pollution Discharge Permit, which enables us to operate in compliance with PRC environmental regulations. We were first issued the permit in September 1996 and since we have remained in line with the PRC’s restrictions on carbon dioxide and sulfur oxide byproducts, have successfully renewed the permit each year. Our last renewal of the Pollution Discharge Permit was issued on March 12, 2010, and will be effective until March 11, 2011. Renewal application has been submitted and new permit is expected to be issued by the provincial government before the end of March 2011.

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

We maintain controls at our production facilities on a 24-hour basis to facilitate compliance with environmental rules and regulations. We are not aware of any investigations, prosecutions, disputes, claims or other proceedings with respect to environmental protection, nor have we been subject to any action by any environmental administration authorities of the PRC. To our knowledge, our operations meet or exceed the existing requirements of the PRC.

Employees

As of December 31, 2010, we have approximately 600 full time employees.  The Company provides private insurance coverage for any workplace accident or injury for all operators of paper milling machinery in the workshops.  These employees are organized into a labor union under the labor laws of the PRC and can bargain collectively with us.  We generally maintain good relations with our employees and the labor union.

Executive Offices

Our executive offices in the PRC are located at Science Park, Juli Road, Xushui County, Baoding City, Hebei Province, People’s Republic of China 072550.  Our telephone and facsimile number are 011-86-312-8698215/8698212.

Item 1A.                Risk Factors

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

We do not have direct or indirect equity ownership of HBOP which operates our main business in China. At the same time, however, we have entered into contractual arrangements with HBOP and its individual owners pursuant to which we received an economic interest in, and exert a controlling influence over HBOP, in a manner substantially similar to a controlling equity interest.

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

We operate our businesses in China though HBOP. Our chairman, CEO and 27.89% shareholder, Zhenyong Liu owns 93.26% of the equity interest in HBOP. Conflicts of interests between his duties to us and to HBOP may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

Our Call Option Agreement with HBOP and its shareholders gives our Chinese subsidiary, Baoding Shengde or its designated entity or natural person, the option to purchase all or part of the equity interests in HBOP. The option may not be exercised by Baoding Shengde if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of HBOP, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions may technically apply to the transaction. If these regulations apply, an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts would be required. In addition, an appraisal of the equity interest or the assets to be acquired would also be mandatory. Since the scope of business activities (making of digital photo paper and other cultural paper products) as defined in the business license of Baoding Shengde does not involve the MOFCOM approval and monitoring, we do not believe at this time that an approval or an appraisal is required for Baoding Shengde to exercise its option to acquire HBOP. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity of HBOP, then we will lose a substantial portion of our ability to control HBOP and our ability to ensure that HBOP will act in our interests.

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

We conduct the digital photo paper business through our wholly-owned subsidiary Baoding Shengde, which has never had any experience competing in the Chinese digital photo paper market. Although we reasonably believe that we are able to compete effectively with our high quality digital photo paper products, Baoding Shengde has no industry experience in the past.

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

Our Articles of Incorporation provides for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with us to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Nevada. Although we do maintain professional error and omission insurance for the officers and directors, due to limitations of the insurance coverage these indemnification provisions could still result in substantial expenditures which we may be unable to recoup through the insurance and could adversely affect our business and financial conditions. Zhenyong Liu, our Chairman of the Board and Chief Executive Officer, Winston C. Yen, our Chief Financial Officer, Dahong Zhou, our Secretary, and Drew Bernstein, Wenbing Christopher Wang, Zhaofang Wang, and Fuzeng Liu, our directors, are key personnel with rights to indemnification under our Articles of Incorporation.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and paper factory operational expertise of key personnel. Zhenyong Liu, our Chief Executive Officer and Chairman of the Board, Winston C. Yen, our Chief Financial Officer, Dahong Zhou, our Secretary, and Zhongmin Ma, HBOP’s General Engineer, Gengqi Yang, HBOP’s Vice President of Sales and Marketing, Fulai Huang, HBOP’s Vice President of Environmental Protection and Xiaodong Liu, Baoding Shengde’s General Manager, perform key functions in the operation of our business. There can be no assurance that Orient Paper or HBOP or Baoding Shengde will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel.

We are dependent upon the services of Mr. Zhenyong Liu for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in the PRC. Although Mr. Liu has entered into an employment agreement with Baoding Shengde Paper Co., Ltd., our wholly owned subsidiary and a PRC company, and that we have no reason to believe that Mr. Liu will discontinue his services with us or HBOP, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

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

In addition to our dependence upon wood pulp, recycled white scrap paper and paperboard costs, our operating results depend on the availability and pricing of energy and other raw materials, including chemical agents and coal. An interruption in the supply of supplemental chemical agents could cause a material disruption at our mill in Baoding. In addition, an interruption in the supply of coal could cause a material disruption at our facilities in Baoding. At present, our raw materials including coal are purchased from a number of suppliers, of which the three largest suppliers account for over 72% of all purchases. If any of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of coal and recycled paper, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal to us on terms or in amounts satisfactory to us. As a result of any of these events, our business, financial condition and operating results could suffer.

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

We have purchased property base insurance from Property Insurance and Casualty Company Limited, valid from March 2011 through March 2012. However, if any of the abovementioned events were to occur, we may be unable to meet customer demand, which may adversely affect our sales and net income.

Our certificates, permits, and licenses related to our papermaking operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

Due to the nature of the business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities; impact our production capabilities; constrict our ability to sell, expand or acquire facilities; and generally impact our financial performance. Under the original factory land lease dated January 2, 2002, HBOP was obligated to return the land to the government to its original condition prior to the expiration of the lease. As such, Orient Paper would have to accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. However, on March 15, 2010, an amendment to the original January 2, 2002 lease was signed and removed the obligation of HBOP to return the land to its condition prior to the expiration of the lease. The management of the Company thus believes that no liabilities under the lease should be accrued as of December 31, 2010. Nevertheless, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate any sites, which could be identified in the future for cleanup, could be higher than expected.

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for failure to maintain a valid permit. We renewed our Pollution Discharge Permit on March 12, 2010. Our latest permit is effective from March 12, 2010 through March 11, 2011. An application to renew has been filed with the local environment protection agency and the new license is expected to be issued shortly after March 11, 2011.

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, the enforcement and performance of our contractual arrangements with our affiliated Chinese entity, HBOP, and its shareholders, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. Our major operating entity, HBOP, conducts its operations in China, and as a result, we are required to comply with PRC laws and regulations. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Financial Management website fms.treas.gov/intn.html, as of December 31, 2010, $1 = 6.6700 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for HBOP’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,669,500 as opposed to RMB 6,670,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if HBOP has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $130,370 as opposed to $149,925 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 19.44% appreciation of the Renminbi against the U.S. dollar as of December 31, 2010. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

A renewed outbreak of SARS or another widespread public health problem (such as bird flu) in the PRC, where all of our revenues are derived, could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of any of our two locations in the city of Baoding that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

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

As of December 31, 2010, there were 18,344,811 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 27.98% of our common stock. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 27.89% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 27.98% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE Amex.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While there has not been any detected significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2010, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

 Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                  Properties

Our headquarters is located at Hebei Baoding Orient Paper Milling Company Limited, Juli Road, Xushui County, Baoding City, Hebei Province, People’s Republic of China. The headquarters and our main production base, separated by approximately 4 kilometers apart in Xushui County of the city of Baoding, have a total area of 258.06 mu, or approximately 42.50 acres.

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

The land of our major operating entity and our main production base, comprising 200 mu, approximately 33 acres, of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031.  The lease requires an annual payment of approximately $18,149 (RMB 120,000) due by June 30 every year.

The remaining 58.06 mu, approximately 9.5 acres, of land on which our principal executive offices and other production facilities are situated (including the new digital photo paper production equipment), is obtained pursuant to a land use right granted by the local government on March 10, 2003.  HBOP obtained the right to use the 58.06 mu of land for 50 years through March 10, 2053.  The purchase price of the land use right was approximately $2,189,328 (RMB14,984,200), which was fully paid on March 8, 2005.

On November 25, 2009, Baoding Shengde entered into an asset purchase agreement to acquire two coating production lines of digital photo paper, for a total purchase price of RMB 93 million Yuan (approximately $13.6 million).  Of the RMB 93 million Yuan, RMB 30 million Yuan was paid in cash by Baoding Shengde, the remaining cash payment in the amount of RMB 63 million Yuan was advanced by HBOP on behalf of Baoding Shengde and paid to the seller as of December 31, 2009.

As of December 31, 2010 our facilities include a total of 7 production lines, 3 warehouses, 2 office buildings, 2 cafeterias, and 1 dormitory.  Major equipment includes 5 papermaking machines (3 currently operating and 2 under renovation) owned by HBOP and 2 coating production lines of digital photo paper that are owned by Baoding Shengde.  Except for the new corrugating medium paper production line, which is still under construction, all costs of our facilities have been paid in full.

Item 3.                  Legal Proceedings

On August 20, 2010, the Company was served notice of a stockholder class action lawsuit filed on August 6, 2010 in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  One group of three shareholders, including Mr. Henning, with a total alleged loss of approximately $150,000 has filed a motion to be appointed as lead plaintiff and has been so appointed by the court.  The Company and the defendant officers and directors have retained the law firm DLA Piper US LLP to represent them in connection with the lawsuit.  The Company believes that the lawsuit has no merit and intends to mount a vigorous defense. The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the company is probable or that an unfavorable outcome to the company is remote. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

Item 4.                  (Removed and Reserved)

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Orient Paper’s common stock is quoted on NYSE Amex Equities under the symbol “ONP” since December 17, 2009, and was quoted on Over-the-Bulletin Board under the symbol “ORPN” and “OPAI” prior to December 17, 2009.

Until January 29, 2008, there was no active trading in our common stock.

The range of high and low bid quotations by quarter from January 1, 2009 through December 31, 2010 is listed below. The quotations are taken from the OTC Bulletin Board and NYSE AMEX. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid
2009 First Quarter	0.56	0.20
2009 Second Quarter	2.80	0.48
2009 Third Quarter	5.60	1.80
2009 Fourth Quarter	10.76	4.64
2010 First Quarter	15.15	8.01
2010 Second Quarter	11.75	6.45
2010 Third Quarter	7.79	4.04
2010 Fourth Quarter	8.09	4.23

As of December 31, 2010, we had approximately 7,000 shareholders of record of our common stock.

Dividends

Our Board of Directors has not declared a dividend on our common stock during the last two fiscal years and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations.

Equity Compensation Plan Information

None.

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

Item 6.                  Selected Financial Data

Not applicable.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the years ended December 31, 2010 and 2009 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Annual Report.

We make certain forward-looking statements in this report, including information with respect to our plans and strategy for our business and related financing and include forward-looking statements that involve risks and uncertainties. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

You should also review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Results of Operations

For simplicity of the following analysis, when referring to “offset printing paper,” we include any sales revenue and cost of sales of high-grade offset printing paper, writing paper, white card paper, Diazo paper and copy paper into the category of offset printing paper.

Comparison of the Years Ended December 31, 2010 and 2009

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper for the year ended December 31, 2010 was $118,858,497, an increase of $16,715,669 or 16.36% from $102,142,828 for the comparable period in 2009.  Nevertheless, total paper sold during the year ended December 31, 2010 amounted to 220,124 tons, a decrease of 18,758 tons or 7.85%, compared to 238,882 tons sold in the previous year. The changes in revenue dollar amount and in tonnage from year 2009 to year 2010 are summarized as the followings:

	Year Ended		Year Ended				Percentage
	December 31, 2010		December 31, 2009		Change in		Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount
Corrugating medium Paper	107,203	$34,914,901	150,242	$42,194,791	(43,039)	$(7,279,890)	(28.65)%	(17.25)%
Medium-Grade Offset Printing Paper	112,900	83,923,667	53,540	36,188,231	59,360	47,735,436	110.87%	131.91%
High-Grade Offset Printing Paper	-	-	11,276	10,544,055	(11,276)	(10,544,055)	n/a	n/a
Writing Paper	-	-	21,555	11,372,697	(21,555)	(11,372,697)	n/a	n/a
White Card Paper	-	-	2,269	1,843,054	(2,269)	(1,843,054)	n/a	n/a
Diazo Paper and Copy Paper	21	19,929	-	-	21	19,929	n/a	n/a
Total Corrugating Medium and Printing Paper Sales Revenue	220,124	$118,858,497	238,882	$102,142,828	(18,758)	$16,715,669	(7.85)%	16.36%

Revenue from corrugating medium paper amounted to $34,914,901 (or 29.38% of total offset printing paper and corrugating medium paper revenue) for the year ended December 31, 2010, representing a $7,279,890 (or 17.25%) decrease over the corrugating medium paper revenue of $42,194,791 for the comparable period in 2009.  We sold 107,203 tons of corrugating medium paper in the year ended December 31, 2010 versus 150,242 tons sold a year ago, representing a 28.65% drop in quantities sold, due to the disposal of one of our corrugating medium paper production lines in June 2010 and the temporary loss of two boilers during the last two quarters of the year (see below).  Despite the decrease in sales quantity, Average Selling Price (“ASP”) for corrugating medium paper rose from $281/ton in year 2009 to $326/ton in 2010, representing a 15.97% increase over the comparable period.  We believe the increase in ASP is primarily attributable to (1) increasing customer demand, (2) the overall increased market price caused by relatively high wood pulp prices in the first half of year 2010, and most importantly (3) a regional shortage in paper products supply, caused by mandatory closures of other smaller paper manufacturers under government mandates.  For example, the provincial government of Hebei announced on June 12, 2010 that it was working on closing 64 inefficient paper production lines with 26 local paper mills by the end of the year, accounting for an elimination of annual capacity of approximately 400,000 tons this year, while the neighboring province of Henan announced that it was closing more than 100 local paper mills with an aggregate capacity of over 2,000,000 tons of paper production. Unless further government-mandated capacity closure is implemented, we believe the ASP of major paper products may stabilize in the first quarter of year 2011.

Beginning in late June 2010, we shut down and later demolished one of our two corrugating medium paper production lines.  We had originally planned to build a new 360,000 ton/year new corrugating medium paper production line and other facilities on some 667,000 square meters of land across the street from our current main manufacturing compound, but due to certain changes in the plan, we decided to instead build the new production line in our current manufacturing compound.  To make room for the new production line and related pulping facilities, we tore down two existing buildings and an existing corrugating medium paper production line. We estimate the lost capacity could be approximately 34,000 tons per year.  The new corrugating medium paper production line is expected to begin production in the second quarter of 2011.

In connection with the government’s approval of our pending new corrugating medium paper production line, the Baoding City Environmental Protection Agency required that we replace two of our four steam boilers with new and more energy-efficient models. We removed the two old boilers in July 2010.  Because of the loss of steam pressure, production quantities were lowered during this quarter.  The new boilers were fully installed and inspected by the government in January 2011 and were placed in production.

As a partial remedy for the lost production, starting in August 2010 the Company entered into four offset printing paper supply agreements and one corrugating medium paper supply agreement with paper manufacturers in Hebei Province and the neighboring Shandong province (the “Supply Agreements”).  These paper Supply Agreements are all effective through the end of year 2010.  During year 2010, revenue generated from sales of corrugating medium paper finished goods purchased from these vendors pursuant to the Supply Agreements was in the amount of $1,072,469 (or 3,314 tons), representing 3.07% of annual sales revenue of corrugating medium paper in the year of 2010.

Revenue from medium-grade offset printing paper amounted to $83,923,667 (or 70.61% of total offset printing paper and corrugating medium paper revenue) for the year ended December 31, 2010, which represents a $47,735,436 (or 131.91%) increase over the medium-grade offset printing paper revenue of $36,188,231 for the comparable period in 2009.  Since the fourth quarter of 2009, our only white paper-based product has been medium-grade offset printing paper.  As such, though we sold high-grade offset printing paper (which uses wood pulp as a raw material) in year 2009, there were no sales of high-grade offset printing paper or writing paper in the entire year of 2010.  We sold 112,900 tons of medium-grade offset printing paper in the year 2010 compared to 53,540 tons of medium-grade offset printing paper in the year 2009, an increase of 59,360 tons or 110.87%.  Total white paper (high and medium-grade, plus writing paper and white card paper) sold in the year 2010 amounted to 112,921 tons, or $83,943,596, versus 88,640 tons and $59,948,037 during the same period in 2009. While production and sales activities in the second half of 2010 were negatively impacted by the loss of two boilers, the factors contributing to the year 2010 net increase of $23,995,559 or 40.03% in total white paper sales revenue include (1) ASP for offset printing paper products increased from $676/ton in year 2009 to $743/ton in the year 2010, representing an annual increase of 9.91%, (2) the increase of production in the first half of year 2010 from the 2008 writing paper production line, which was converted to production of medium-grade offset printing paper in 2009, and (3) additional revenue from the sales of offset printing paper finished goods purchased from other paper manufacturers. Out of the total medium-grade offset printing paper sales revenue in year 2010, $12,961,311 (or 17,444 tons, or 15.44% of total medium-grade offset printing paper revenue) was attributable to sales of medium-grade offset printing paper finished goods purchased from other vendors pursuant to the above supply agreements.

The following is a chart showing the month-by-month ASPs (except for the ASPs of the digital photo paper) for the period of 24 months ended December 31, 2010:

Monthly sales revenue, including revenue from the sales of purchased paper finished goods and excluding revenue of digital photo paper, for the period of January through December 2010, are summarized below:

Revenue of Digital Photo Paper

Since March 2010, we have started producing and selling digital photo paper.  Revenue generated from selling digital photo paper was $5,131,420 (or 4.14% of total revenue) for the period from inception to December 31, 2010:

	Ten Months Ended		Year Ended				Percentage
	December 31, 2010		December 31, 2009		Change in		Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	1,039.50	$5,131,420	-	$-	1,039.50	$5,131,420	n/a	n/a

 During the second quarter of year 2010, the Company made a decision to significantly lower the ASP across the board for all digital photo paper products to make the pricing of our digital photo paper products more competitive.  We currently produce glossy and semi-matte photo papers in various weights (from 120g/m2 to 260g/m2).  As a result of the aggressive pricing in different product structure, which lowered the ASP from $12,365/ton in April 2010 to $4,293/ton in December 2010, monthly sales quantity increased from 29 tons and 39 tons in the months of April and May of 2010 to 196 tons in December 2010.

Digital photo paper products’ monthly ASPs, monthly sales quantity (in tons) and monthly sales for the period from inception to December 31, 2010 are summarized as follows:

Cost of Sales

Total cost of sales (excluding cost of sales of digital photo paper, which was not produced and sold until March 2010) for the year ended December 31, 2010 was $94,905,625, an increase of $12,798,094 or 15.59% from $82,107,531 for the comparable period in 2009.  The increase in total cost of sales in year 2010 is primarily due to the net increased sales revenue in the year relative to the revenue in 2009.  As explained above, total sales revenue (excluding revenue from sales of digital photo paper) grew from $102,142,828 in year 2009 to $118,858,497 in year 2010, representing a 16.36% year-over-year increase. Despite a decrease in tonnage of corrugating medium and offset printing paper products sold in year 2010 relative to tonnage sold in year 2009, cost of sales of corrugating medium and offset printing paper per unit became higher in year 2010 than in year 2009 because of (1) the higher unit cost (and therefore, lower sales mark-up) for the sales of finished goods products purchased from other paper manufacturers under the Supply Agreements, and (2) the inflated market costs of raw materials and energy in year 2010 as opposed to year 2009.

Monthly average purchase costs of our major raw materials for the period of January 2009 through December 2010 are as follows:

Except for the purchase cost of recycled paper board, which market price fluctuates depending on various economic factors, costs for the other types of raw materials in the two-year period ended December 31, 2010 were on an upward trend and reached the highest point over the period toward the end of year 2010. We believe that all of the raw material prices will either remain stable or fluctuate slightly in the next few periods.

Electricity and coal are the two main sources of energy for our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal account for approximately 11% and 10% of our total cost of sales, or approximately 9% and 8% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales (excluding the cost of sales purchased from other paper product suppliers and not manufactured by us in year 2010) of our main paper products for the two years ended December 31, 2010 are summarized as follows:

The total cost of sales of digital photo paper amounted to $2,908,690 for the period from inception to December 31, 2010.

Gross Profit

Gross profit for corrugating medium paper and offset printing paper for the year ended December 31, 2010 was $23,952,872, a net increase of $3,917,575 or 19.55% from $20,035,297 for the comparable period in 2009.  The net increase in gross profit was primarily attributable to various factors affecting the production activities and sales revenue in the year of 2010, including the rise in product ASPs and the utilization of the writing paper machine that was converted to produce medium grade offset printing paper, offset by the interruption in production for the loss of two boilers in the second half of year 2010. The overall gross profit margin for corrugating medium paper and offset printing paper for the year ended December 31, 2010 increased slightly by 0.54%, from 19.61% a year ago to 20.15%, because of reasons discussed above, offset by the substantially lower gross profit margins of the sales of the purchased finished good products. Gross profit margins for the purchased finished good of corrugating medium paper and offset printing paper during the year ended December 31, 2010 were 14.29% and 6.28%, respectively. Overall annual gross profit margins for corrugating medium paper and offset printing paper (including those contributed by sales of purchased finished goods) for the year ended December 31, 2010 were 20.68% and 19.93%, respectively.

Gross profit from the sales of digital photo paper for the year ended December 31, 2010 amounted to $2,222,730, or 43.32% as a percentage to total digital photo paper sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 were $3,074,256, an increase of $1,045,055 or 51.50% from $2,029,201 for the comparable period in 2009.  The increase was primarily attributable to payments of various professional service fees, investor relations, regulatory fees and, more specifically, legal and accounting fees incurred in connection with the independent investigation into certain allegations against the Company during the second half of year 2010 (for more information refer to “Item 4 – Legal Proceedings” and notes to consolidated financial statements). As of December 31, 2010, total expenses incurred or accrued for the independent investigation and legal defense cost amounted to $1,041,452.

Income from Operations

Operating income for the year ended December 31, 2010 was $21,985,984, an increase of $3,979,888 or 22.10% from $18,006,096 for the comparable period in 2009.  The increase was primarily attributable to the increase in sales and gross profit of our corrugating medium paper and medium-grade offset printing paper products as explained above, as well as the additional operating income in the amount of $2,151,281 from the digital photo paper operations since March 2010.

Net Income

Net income was $15,551,536 for the year ended December 31, 2010, an increase of $2,831,328 or 22.26% from $12,720,208 for the comparable period in 2009.  The increase was primarily attributable to the increased sales revenue and gross profit and accretive net income from the digital photo paper operations, offset by the increased legal and accounting expenses during the second half of the year ended December 31, 2010.

Accounts Receivable

Accounts receivable and trade notes receivable increased slightly by $90,916 (or 4.42%) to $2,147,774 (including notes receivable in the amount of $308,539) as of December 31, 2010, compared with $2,056,858 as of December 31, 2009.  We usually collect accounts receivable within 30 days of delivery and completion of sales. Accounts receivable turnover, based on average accounts receivable using balances at the beginning and ending dates of the year and annual sales revenue for the entire year of 2010, increased from 58.66 times in year 2009 to 63.65 times in year 2010, while days in accounts receivable decreased from 6.22 days in year 2009 to 5.73 days in year 2010. We, similar to many other Chinese business enterprises, tend to accelerate receivable collection toward the end of the calendar year to prepare for the upcoming Chinese new year holidays. Therefore, accounts receivable (and to a certain extent, the accounts payable balance) usually appear lower than the balance during the rest of the year. Alternatively, accounts receivable turnover calculated using the average quarterly ending balances (at the end of first, second, and third quarter) of year 2010 was 33.93 times with days in accounts receivable at 10.76 days (with comparable accounts receivable turnover and days in accounts receivable being 38.79 times and 9.41 days for the year ended December 31, 2009). We usually collect the accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory consists of raw materials (accounting for 91.73% of total value of ending inventory as of December 31, 2010) and finished goods. As of December 31, 2010, the recorded value of our inventory has increased 7.16% to $7,422,518 from $6,926,392 as of December 31, 2009. A summary of changes in major inventory items is as follows:

	December 31, 2010	December 31, 2009	$ Change	% Change
Raw Materials
Recycled paper board	$3,807,678	$2,301,282	$1,506,396	65.46%
Pulp	13,180	12,744	436	3.42%
Recycled printed paper	593,604	533,771	59,833	11.21%
Recycled white scrap paper	801,783	1,731,170	(929,387)	(53.69)%
Coal	1,441,082	1,704,905	(263,823)	(15.47)%
Digital photo base paper and other raw materials	151,269	36,801	114,468	311.05%
Total Raw Materials	6,808,596	6,320,673	487,923	7.72%

Finished Goods	613,922	605,719	8,203	1.35%
Totals	$7,422,518	$6,926,392	496,126	7.16%

To prepare for the launch of the new 360,000 tons corrugating medium paper production line, we have begun to purchase more recycled paper boards during the fourth quarter of year 2010.  Although our purchase price of recycled white scrap paper increased substantially in December 2010 for approximately 20% as compared to the beginning of the year, we anticipate the price hike to be temporary and have not replenished the recycled white scrap paper at the level similar to the end of 2009. Because of the increase in ending inventory at the end of year 2010, inventory turnover of all items of inventory of the Company decreased from 16.85 times during the year 2009 to 13.63 times in the year 2010. Number of days in inventory increased from 21.72 days in year 2009 to 26.77 days for the year ended December 31, 2010.

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $413,468 as of December 31, 2010, a decrease of $1,405,980 or 77.28% from one year ago.  The accounts payable balance decreased because, among other things and as explained above under the analysis of inventory, we purchased large quantities of recycled paper boards in November 2010 but purchased no recycled paper board in the following month of December. The large November payable balance was mostly paid down as of December 31, 2010.

Liquidity and Capital Resources

Overview

We had net working capital of $9,347,926 at December 31, 2010, an increase of $2,323,673 over a net working capital of $7,024,253 at December 31, 2009.

The Company finances its daily operations mainly by cash flows generated from its business operations and loans from banking institutions and major shareholders. Major capital expenditures in year 2009 and 2010 are financed by cash flows generated from business operations and by proceeds of equity financing transactions. As of December 31, 2010 we had approximately $7,600,000 in capital expenditure commitments that were related to the construction of a new corrugating medium paper production line and will be satisfied by payment of cash within the next 12 months. We also intend to complete the acquisition of some 667,000 square meters of land within the next 12 months. The land acquisition is expected to consume an additional $14,500,000 in cash to pay for the financial compensation to current land owners and for the land use rights to the government. We expect to finance the above capital expenditures and land acquisition with the net working capital of $9,347,926, the net cash inflows generated from year 2011 business operations, which is estimated to be at least $19,000,000, and if necessary, new loans from local Chinese banks. We do not have any firm commitment from the local banks with respect to new credit facilities in addition to the current bank borrowings, which aggregated to approximately $4,900,000 as of December 31, 2010. However, based on the present loan to equity ratio (which is less than 14% as of December 31, 2010), we do not believe the Company will have any problem securing additional bank loans as needed.

The Company currently does not have any specific plan for new equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents at the end of the year ended December 31, 2010 was $11,348,108, an increase of $4,398,155 from $6,949,953 as of December 31, 2009.   The increase over the year 2009 balance was primarily attributable to a number of factors, including the following:

i.	Net cash provided by operating activities

Net cash provided by operating activities was $20,359,738 for the year ended December 31, 2010, representing an increase of $5,321,068 or 35.38% from $15,038,670 for the comparable period in 2009.  The net income for the year ended December 31, 2010 in the amount of $15,551,536 represented an increase of $2,831,328 or 22.26% from $12,720,208 for the comparable period in 2009.  In addition to the net income, there are certain non-cash charges (including depreciation in the amount of $4,147,777 and a one-time charge of $1,115,362 for the loss on disposition of a smaller corrugating medium paper production line and two industrial buildings that were demolished for the purpose of constructing a new plant in late June 2010) that reduced the net income but did not have the effect of reducing the balance of cash and cash equivalents.  In addition to the non-cash charges, net cash flow from operating activities was also affected by a decrease in accounts payable of $1,431,851, as well as increases in other accrued expenses and income tax payable for a total amount of $954,723 during the year of 2010.

ii.	Net cash used in investing activities

The Company incurred $41,560,741 in cash expenditures for investing activities, including $34,774,829 in purchases of new equipment and progress payments for the construction of a new corrugating medium paper production line and ancillary facilities and $6,785,912 for the first phase of the acquisition of a parcel of roughly 667,000 square meters of land across the street from our current main manufacturing facilities.  The total contract price for the new corrugating medium paper production equipment, which will have an annual capacity of 360,000 tons, is $29,507,850 and represents an unpaid purchase commitment in the next twelve months in the amount of $4,401,222. In addition, cost of contracts that we entered into to build other ancillary facilities for the new corrugating medium paper production line, including a new pulping station and water treatment plant, amounted to $10,210,154, of which $3,090,989 was unpaid as of December 31, 2010. Total unpaid capital expenditure commitment as of December 31, 2010 was in the amount of $7,628,331, which we expect to pay for with (1) current cash and cash equivalent balance of approximately $11.4 million, (2) additional bank loans, and/or (3) cash flows from operating activities in the next twelve months.

The Company made a land acquisition deposit payment in June 2010 in the amount of $11,494,601 to the local residents council, which is in charge of the reimbursement and relocation of the residents who occupied the parcel of subject land that is a vital part of any future expansion of our facilities.  As of September 30, 2010, 56 families of local residents on the subject land have contracted to surrender their land use rights (representing roughly 85% of the total land to be acquired) and have been reimbursed.  The land acquisition process will continue throughout the rest of the year for us to obtain the title through the local government.  Unsatisfied with the slow progress of the acquisition, we demanded partial returns of the deposit from the local resident village council in December 2010 and received two refunds in total amount of $4,537,341. In addition to the remaining deposit, to complete the land acquisition we estimate that the entire land acquisition process will require an additional $14,500,000 (based on an estimated total average cost of approximately $31.78 per square meter) of cash payment in the next six to twelve months, which is expected to be paid for by future cash flows generated by our operating activities. If, however, the relocation and financial restoration phase progress continue to stall for more than six to twelve months, we may demand the full refund of whatever deposit already made from the local resident village council.

iii.	Net cash provided by financing activities

Net cash provided by financing activities was $25,091,542 during the year ended December 31, 2010, as compared to $2,306,853 for the comparable period in 2009.  In April 2010 the Company closed a public offering of 3,450,000 shares of its common stock and received net proceeds in the amount of $26,570,161. $25 million of the net proceeds were wired to the PRC bank account of Baoding Shengde on June 11, 2010 for future installment payments for the construction of the new corrugating medium paper production line.

Short term loans and current portion of long-term bank debt

On January 31, 2008, HBOP entered into a loan agreement with the Industrial & Commercial Bank of China, Xushui Branch, for a loan in the amount of RMB 13,000,000 (or $1,966,182 at December 31, 2010).  The loan is renewable at maturity and is secured by certain manufacturing equipment of the Company and payable on the maturity date of January 29, 2009.  On January 21, 2009 the Company and the Bank renewed the loan agreement for another 12 months and extended the maturity date to January 20, 2010.  The Company renewed the loan with the Industrial & Commercial Bank of China on January 28, 2010 for another one year period with the applicable interest rate adjusted to 5.841% per annum.

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

On July 28, 2010, the Company obtained a new accounts receivable factoring facility with a maximum credit limit at $907,468 as of December 31, 2010.  Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expires on July 19, 2011.

On January 23, 2009, HBOP entered into a short term credit facility extension agreement with United Commercial Bank (China) Limited, for the extension of a revolving credit facility in the amount of $2,000,000 and a non-revolving import loan of $816,977.  The original credit facility agreement was entered into on April 14, 2006 and extended on May 8, 2007.  Under the terms of the extension agreement, the loan is collateralized by the Company’s building, equipment and land use rights and personally guaranteed by Zhenyong Liu, our Chief Executive Officer.  Interest payment is made monthly and is indexed to a floating interest rate, based upon 5% plus the three-month LIBOR, adjustable every three months.  On August 20, 2009, the Company and the Bank entered into a Short-Term Loan Deferred Payment Agreement (the “Deferred Payment Agreement.”) and began paying off the revolving credit line and the loan balances.  As of December 31, 2010, total principal of such loan has been completely paid off.

On August 12, 2008, HBOP entered into a loan agreement with the Rural Credit Cooperative of Xushui Country, Dayin Branch, for a loan in the amount of RMB 13,280,000 Yuan (or $2,008,530 as of December 31, 2010).  The loan is guaranteed by an unrelated third party, Hebei Chenyang Industry and Trade Group Co., Ltd., and carries a 0.774% interest rate per month.  The loan runs for three years, starting September 16, 2008, and is payable on the maturity date of September 16, 2011.

Shareholder loans

The Chief Executive Officer of Orient Paper loaned money (over a period of time) to HBOP for working capital purposes, which amounted to RMB 41,970,716 Yuan as of July 24, 2008, when the Chief Executive Officer of the Company agreed to change the term of the loan from payable on demand to a period of three years, maturing on July 23, 2011, and with no stated interest.  On August 31, 2009, the Company, HBOP, and our Chief Executive Officer entered into a tri-party Debt Assignment and Assumption Agreement, under which the Company agreed to assume $4,000,000, or RMB 27,364,800 Yuan, of HBOP’s debt owed to our Chief Executive Officer.  Concurrently with the assumption, the Company and our Chief Executive Officer agreed to convert the $4,000,000 into equity of the Company at $3.32132 (post reverse split) per share.  Accordingly, the Company issued 1,204,341 shares of restricted common stock to our Chief Executive Officer on August 31, 2009.  On December 31, 2009, a new loan agreement was entered into between Mr. Liu and HBOP to replace the prior loan agreement. Under the new agreement, the loan of Mr. Liu is interest bearing and the interest rate is determined by reference to the People's Bank of China, which was 5.85% per annum as of December 31, 2010.  The term is for 3 years and starts from January 1, 2010. As of December 31, 2010, HBOP’s remaining loan balance payable to our Chief Executive Officer was $2,209,068 with interest payable at 5.85% per annum.

On August 1, 2008, Shuangxi Zhao, a director of HBOP, loaned money to the Company for working capital purposes, which amounted to $907,468 as of December 31, 2010. The amount owed bears interest at 5.85% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on July 31, 2011.

On August 5, 2008, Xiaodong Liu, a director of HBOP, loaned money to the Company for working capital purposes, which amounted to $1,134,336 as of December 31, 2010. The amount owed bears interest at 5.85% per annum (equivalent to the interest rate determined by the People’s Bank of China), and is due on August 4, 2011.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is interest free and is repayable on demand. The Company repaid the entire balance on April 14, 2010.

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

Revenue Recognition Policy

The Company recognizes revenue when goods are shipped (delivery is generally deemed complete when the goods are shipped as the typical shipment terms are FOB shipping point), when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured.  Typical shipment term for all customers is FOB Shipping Point. Goods are considered shipped and delivered when customer’s truck picks up goods at our finished goods inventory warehouse or when the goods are shipped to the customer from our warehouse.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2010 and 2009 to translate the Chinese RMB to the U.S. Dollars are 6.61180:1 and 6.8372:1, respectively.  Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.77875:1 and 6.84088:1 for the years ended December 31, 2010 and 2009, respectively. Translation adjustments are included in other comprehensive income (loss).  The functional currency of Orient Paper, Dongfang Holding and Shengde Holdings is United States dollars.  Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Translation in currencies other than United States dollars are converted into United States dollars at the applicable rates of exchange prevailing the transactions occurred. Transaction gains or losses are recognized in the consolidated statement of income.

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$4,882,180	$4,882,180	$—	—	$—
Equipment and Construction Costs Commitment	7,628,331	7,628,331	—	—	—
Operating Lease Obligations	381,137	18,149	36,298	36,298	290,392
Total	$12,891,648	$12,528,660	$36,298	$36,298	$290,392

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

In connection to the Private Placement, the Company agreed to deposit $300,000 of the proceeds in escrow to pay the expenses of a public relations and investor relations campaign of a design and type satisfactory to a representative of the Buyers.  The Company also agreed to deposit $2,000,000 of the proceeds in escrow on account of the Company appointing a Board of Director comprising a majority of independent Board of Directors acceptable to the Buyers.  In addition, the Company agreed to reimburse Access America Investments, Inc. $100,000 in transactional expenses from the proceeds of the Private Placement. As of November 9, 2009, the escrow agent has released the $300,000 and $2,000,000 hold-back to the Company according to related provisions of the escrow agreement.

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

 The 2009 Performance Threshold shall equal or exceed the Company’s 2009 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain losses or expenses) of $10,000,000 and the 2010 Performance Threshold shall equal or exceed the Company’s 2010 Net Income (as defined in accordance with the United States GAAP and subject to carve-outs of certain loss or expense) of $18,000,000.

As of December 31, 2009, the Company achieved the financial performance threshold for 2009. The Company’s net income determined in accordance with the US GAAP for the year 12-month period ended December 31, 2010 is $15,551,536, which fails the 2010 Performance Threshold of $18 million by more than 10%. However, the Buyers and the Company have agreed to reduce the 102,019 Escrow Shares that are otherwise transferable to the Buyers by 50% to 51,010 Escrow Shares pursuant to a carve-out under Article 1.6 (vii) of the Make Good Securities Escrow Agreement for items that are “whatsoever beyond the Company’s reasonable control,“ including part of the $1,041,452 of 2010 legal and accounting fees related to (1) the internal independent investigation conducted by the Company’s Audit Committee during 2010 in response to certain allegations against the Company and its financial positions and operations, and (2) defending the shareholder class action lawsuit filed on August 6, 2010.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20).  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  In January 2011, ASU 2011-06, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” is issued to temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. Accordingly, ASU 2010-20 are changed to be effective for interim and annual periods ending after June 15, 2011. Management assessed that ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics - Technical Corrections to SEC Paragraphs”.  It amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.  The Company is currently evaluating the effect of ASU 2010-22 on its financial statements and believes it would have no impact on the Company's results of operations.

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.                  Financial Statements and Supplementary Data

Our audited financial statements for the fiscal years ended December 31, 2010 and 2009, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orient Paper, Inc.

We have audited the accompanying consolidated balance sheets of Orient Paper, Inc. (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the result of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ BDO Limited
Hong Kong, March 15, 2011

ORIENT PAPER, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31,	December 31,
	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$11,348,108	$6,949,953
Restricted cash	-	29,105
Notes receivable	308,539	-
Accounts receivable (net of allowance for doubtful accounts of $37,535 and $41,977 as of December 31, 2010 and 2009, respectively)	1,839,235	2,056,858
Inventories	7,422,518	6,926,392
Prepayments and other current assets	184,723	434,093

Total current assets	21,103,123	16,396,401

Prepayment on property, plant and equipment	6,957,258	-

Property, plant and equipment, net	87,445,960	55,303,753

Total Assets	$115,506,341	$71,700,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$2,873,650	$4,273,750
Current portion of long-term debt	2,008,530	-
Loan from related parties	2,041,804	-
Accounts payable	413,468	1,819,448
Accrued payroll and employee benefits	336,932	271,208
Other payables and accrued liabilities	2,363,686	1,662,673
Income taxes payable	1,717,127	1,345,069

Total current liabilities	11,755,197	9,372,148

Loan from credit union	-	1,942,315
Loan from related parties	2,209,068	4,110,735

Total liabilities	13,964,265	15,425,198

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,344,811 and 14,875,714 shares issued and outstanding as of December 31, 2010 and 2009, respectively	18,345	14,876
Additional paid-in capital	45,727,656	19,169,469
Statutory earnings reserve	5,661,587	4,442,450
Accumulated other comprehensive income	7,138,233	3,984,305
Retained earnings	42,996,255	28,663,856

Total stockholders' equity	101,542,076	56,274,956

Total Liabilities and Stockholders' Equity	$115,506,341	$71,700,154

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year Ended
	December 31,
	2010	2009

Revenues	$123,989,917	$102,142,828

Cost of Sales	(97,814,315)	(82,107,531)

Gross Profit	26,175,602	20,035,297

Selling, General and Administrative Expenses	(3,074,256)	(2,029,201)
Loss from Disposal of Property, Plant and Equipment	(1,115,362)	-

Income from Operations	21,985,984	18,006,096

Other Income (Expense):
Interest income	163,183	108,610
Interest expense	(633,010)	(728,429)

Income before Income Taxes	21,516,157	17,386,277

Provision for Income Taxes	(5,964,621)	(4,666,069)

Net Income	15,551,536	12,720,208

Other Comprehensive Income:
Foreign currency translation adjustment	3,159,472	(108,534)

Total Comprehensive Income	$18,711,008	$12,611,674

Earnings Per Share:

Basic Earnings per Share	$0.89	$1.04

Fully Diluted Earnings per Share	$0.89	$1.04

Weighted Average Number of Shares
Outstanding - Basic	17,435,218	12,221,782
Outstanding - Fully Diluted	17,436,246	12,232,878

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional	Statutory	Accumulated Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income	Earnings	Total

Balance at December 31, 2008	11,275,497	$11,275	$9,598,944	$3,079,063	$3,592,839	$17,807,035	$34,089,156

Reserve reclassification adjustment	-	-	-	-	500,000	(500,000)	-

Employee stock compensation	15,250	16	82,860	-	-	-	82,876

Common stock issued for services	297,294	297	361,914	-	-	-	362,211

Issuance of common stock to a director	1,204,340	1,205	3,998,795	-	-	-	4,000,000

Issuance of common stock for cash	2,083,333	2,083	4,896,766	-	-	-	4,898,849

Warrants issued for services	-	-	230,190	-	-	-	230,190

Foreign currency translation adjustment	-	-	-	-	(108,534)	-	(108,534)

Transfer to statutory earnings reserve	-	-	-	1,363,387	-	(1,363,387)	-

Net income for the year	-	-	-	-	-	12,720,208	12,720,208

Balance at December 31, 2009	14,875,714	$14,876	$19,169,469	$4,442,450	$3,984,305	$28,663,856	$56,274,956

Warrant issued for services	16,597	16	(30,048)	-	(5,544)	-	(35,576)

Issuance of common stock by public offering	3,450,000	3,450	26,566,711	-	-	-	26,570,161

Issuance of shares for officer services	2,500	3	21,524	-	-	-	21,527

Foreign currency translation adjustment	-	-	-	-	3,159,472	-	3,159,472

Transfer to statutory earnings reserve	-	-	-	1,219,137	-	(1,219,137)	-

Net income for the year	-	-	-	-	-	15,551,536	15,551,536

Balance at December 31, 2010	18,344,811	$18,345	$45,727,656	$5,661,587	$7,138,233	$42,996,255	$101,542,076

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year Ended December 31,
	2010	2009

Cash Flows from Operating Activities:
Net income	$15,551,536	$12,720,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,147,777	3,510,082
Loss from Disposal of Property, Plant and Equipment	1,115,362	-
Impairment on accounts receivable	(5,728)	41,954
Stock-based expense for service received	101,046	560,182
Changes in operating assets and liabilities:
Accounts and note receivable	(14,557)	(676,861)
Prepayments and other current assets	138,782	(318,765)
Inventories	(253,598)	(4,111,602)
Accounts payable	(1,431,851)	1,818,470
Accrued payroll and employee benefits	56,246	43,710
Other payables and accrued liabilities	636,553	849,028
Income taxes payable	318,170	602,264

Net Cash Provided by Operating Activities	20,359,738	15,038,670

Cash Flows from Investing Activities:
Prepayment for property, plant and equipment	(6,785,912)	-
Purchases of property, plant and equipment	(34,774,829)	(13,604,113)

Net Cash Used in Investing Activities	(41,560,741)	(13,604,113)

Cash Flows from Financing Activities:
Proceeds from related party loans	200,000	-
Repayment of related party loans	(200,000)	-
Proceeds from common stock issued in private placement, net	-	4,898,849
Proceeds from short term loans	885,119	-
Repayments of short term loans	(2,392,843)	(2,562,891)
Proceeds from public offering of common stock	26,570,161	-
Reclassification of restricted cash to cash and cash equivalents	29,105	(29,105)

Net Cash Provided by Financing Activities	25,091,542	2,306,853

Effect of Exchange Rate Changes on Cash and Cash Equivalents	507,616	(25,876)

Net Increase in Cash and Cash Equivalents	4,398,155	3,715,534

Cash and Cash Equivalents - Beginning of Period	6,949,953	3,234,419

Cash and Cash Equivalents - End of Period	$11,348,108	$6,949,953

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$390,458	$728,428
Cash paid for income taxes	$5,592,563	$4,065,720

Supplemental Disclosure of significant non-cash transactions:

Disposal of property, plant and equipment in lieu of payment for construction cost of a new plant	$243,479	$-

Issuance of warrants for consultancy services	79,521	115,093

Issuance of 297,294 shares of common stock for legal and consultancy services	-	362,211
Issuance of 1,204,340 shares of common stock to a director	-	4,000,000

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To ensure proper compliance of the Company’s control over the ownership and operations of HBOP with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with HBOP and the original equity owners of HBOP via its wholly owned subsidiary Shengde Holdings, Inc. (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with a registered capital of $10,000,000.  Baoding Shengde is mainly engaged in production and distribution of digital photo paper and is 100% owned by Shengde Holdings.  Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80% of HBOP’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to the original equity owners of HBOP in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of HBOP; (iii) Call Option Agreement, which generally provides, among other things, that the original equity owners of HBOP irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in HBOP. The exercise price for the options shall be RMB1 for each of the owners’ equity interests; (iv) Share Pledge Agreement, which provides that the original equity owners of HBOP will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that the original equity owners of HBOP breach their obligations under the loan agreement or HBOP fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that the original equity owners of HBOP shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any shareholder’s meeting of HBOP or with respect to any shareholder action to be taken in accordance with the laws and HBOP’s Articles of Association. The terms of the agreement are binding on the parties for as long as the original equity owners of HBOP continue to hold any equity interest in HBOP. HBOP shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled HBOP since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009, and continues to control HBOP through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An agreement was also entered into among Baoding Shengde, HBOP and HBOP shareholders on December 31, 2010, reiterating that Baoding Shengde is entitled to 100% of the distributable profit of HBOP, pursuant to the above mentioned contractual agreements. In addition, HBOP and its equity shareholders shall not declare any of HBOP’s unappropriated earnings as dividend, including the unappropriated earnings of HBOP from its establishment to 2010 and thereafter.

Orient Paper has no direct equity interest on HBOP. However, through the contractual agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s activities that most significantly affect its economic performance, resulting in HBOP being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”) (formerly FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities as amended by SFAS 167, an Amendment to FIN 46R ). The revenue of the Company generated from HBOP for the year ended December 31, 2010 and 2009 were 95.5% and 100%, respectively. HBOP also accounted for 79.6% and 81.0% of the total assets of the Company as at December 31, 2010 and 2009 respectively.

As of December 31, 2010 and 2009, details of the Company’s subsidiaries and variable interest entities are as follows:

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

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation). The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than RMB are converted into RMB at the applicable rates of exchange prevailing the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of income. The functional currency of Orient Paper, Dongfang Holding and Shengde Holdings is United States dollars. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Translation in currencies other than United States dollars are converted into United States dollars at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains or losses are recognized in the consolidated statement of income.

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2010 and 2009 to translate the Chinese RMB to the U.S. Dollars are 6.61180:1 and 6.83720:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.77875:1, and 6.84088:1 for the years ended December 31, 2010 and 2009, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010, and 2009, and revenues and expenses for the years ended December 31, 2010 and 2009. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives of property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, Orient Paper considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.  Actual bad debt results could differ materially from these estimates. As of December 31, 2010, and 2009, the balance of allowance for doubtful accounts was $37,535 and $41,977, respectively. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead.

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

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction-in-progress is stated at cost and capitalized as expenses are incurred or as payments are made pursuant to relevant construction contracts.  Contract retention is recorded as accrued liability.  Construction in progress is not depreciated until project completion and the constructed property being placed in service, at which time the capitalized balance will be transferred to appropriate account of property, plant and equipment.

The Company depreciates property, plant, and equipment using the straight-line method as follows:

Land use right	Over the lease term
Building and improvements	30 years
Machinery and equipment	5-15 years
Vehicles	15 years

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. For the years ended December 31, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2010 and 2009, the carrying value of the Company’s financial instruments approximated at their fair value.

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

For the years ended December 31, 2010 and 2009, Orient Paper made transfers to this reserve fund in the amounts of $1,219,137 and $1,363,387, respectively. For the year ended December 31, 2010, $1,047,284 of the appropriation for statutory reserve was transferred by the Company’s variable interest entity HBOP, which statutory reserve account has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,347,893) as of December 31, 2010.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was nil and $29,283 for the years ended December 31, 2010 and 2009.

Revenue Recognition Policy

The Company recognizes revenue when goods are delivered, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Goods are considered delivered when customer’s truck picks up goods at our finished goods inventory warehouse.

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $5,545, and $439 of advertising and promotion costs for the years ended December 31, 2010 and 2009, respectively.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. R&D expenses incurred $18,233 and $30,546 for the years ended December 31, 2010 and 2009, respectively.

Borrowing costs

Borrowing costs attributable directly to the acquisition, construction or production of qualifying assets which require a substantial period of time to be ready for their intended use or sale, are capitalised as part of the cost of those assets. Income earned on temporary investments of specific borrowings pending their expenditure on those assets is deducted from borrowing costs capitalised. All other borrowing costs are recognised in interest expenses in the period in which they are incurred.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same depreciation methods employed for property, plant and equipment or over the term of the related lease, if shorter.

Income Taxes

The Company accounts for income taxes pursuant to ASC Topic 740, Income Taxes (formerly SFAS No. 109 Accounting for Income Taxes). Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. ASC Topic 740 also requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry-forwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

The Company adopted ASC Topic 740-10-05, Income Tax, (formerly FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109), which provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

The Company’s policy on classification of all interest and penalties related to unrecognized income tax positions, if any, is to present them as a component of income tax expense.

Value Added Tax

Both the PRC subsidiary and variable interest entity of the Company are subject to value added tax (“VAT”) imposed by the PRC government on its purchase and sales of goods. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when it purchases goods from its vendors. VAT rate is 17% in general, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT. Debit balance of VAT payable represents a credit against future collection of output VAT instead of a receivable.

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income (formerly SFAS No130, Reporting Comprehensive Income). ASC Topic 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the consolidated financial statements. The components of comprehensive income were the net income for the years and the foreign currency translation adjustments.

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

Share-Based Compensation

The Company uses the fair value recognition provision of ASC Topic 718, Compensation-Stock Compensation (formerly named as SFAS 123(R)), which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

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

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of offset printing paper and corrugating medium paper. Inventories consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Raw Materials
Recycled paper board	$3,807,678	$2,301,282
Pulp	13,180	12,744
Recycled printed paper	593,604	533,771
Recycled white scrap paper	801,783	1,731,170
Coal	1,441,082	1,704,905
Base paper and other raw materials	151,269	36,801
	6,808,596	6,320,673
Finished Goods	613,922	605,719
Totals	$7,422,518	$6,926,392

(4) Prepayment and other current assets

Prepayment and other current assets consisted of the following:
	December 31, 2010	December 31, 2009
Prepaid cash to service providers	$-	$250,000
Prepaid stock warrant compensation to a service provider	-	115,095
Prepaid insurance	19,000	-
Prepayment for purchase of materials	158,848	-
Others	6,875	68,998
	$184,723	$434,093

(5) Prepayment on property, plant and equipment

As of December 31, 2010, prepayment on property, plant and equipment consisted of $6,957,258 in respect of prepaid land use right.

(6) Property, plant and equipment

As of December 31, 2010 and 2009, property, plant and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Property, Plant, and Equipment:
Land use rights	$2,266,282	$2,191,570
Building and improvements	7,283,466	7,655,357
Machinery and equipment	64,913,451	61,348,498
Vehicles	224,063	10,650
Construction in progress	32,316,540	-
	107,003,802	71,206,075
Less accumulated depreciation and amortization	(19,557,842)	(15,902,322)
Property, Plant and Equipment, net	$87,445,960	$55,303,753

Land use rights represent state-owned land located in China with lease terms of 50 years expiring in 2053.

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction in progress mainly represents the new 5600 corrugating paper production line under construction, the staff dormitory and canteen under construction.

Property, plant and equipment with net values of $4,928,033 and $17,813,861 have been pledged for short-term bank loans of HBOP as of December 31, 2010 and 2009, respectively. Depreciation and amortization of property, plant and equipment was $4,147,777 and $3,510,082 during the years ended December 31, 2010 and 2009, respectively.

(7) Loans Payable

Short-term bank loans
		December 31, 2010	December 31, 2009
Industrial & Commercial Bank of China	(a)	$1,966,182	$2,778,915
United Commercial Bank (China) Limited	(b)	-	1,494,835
Industrial & Commercial Bank of China	(c)	907,468	-
Total short-term bank loans		$2,873,650	$4,273,750

(a)
During year 2009 and up to May 2010, Industrial & Commercial Bank of China provided two loans, amounting $1,901,363 and $877,552 as of December 31, 2009, which are secured by certain manufacturing equipment of the Company.  The Company paid off the principal amount of $877,552 of the second loan in May 2010. The remaining loan balance was in the amount of $1,966,182 as of December 31, 2010.  The interest was payable monthly at the fixed rate of 5.841% per annum for the remaining loan for year ended December 31, 2010, and 6.372% and 5.841% per annum for the two loans for the year ended December 31, 2009. The principal of the remaining loan is due and payable at maturity on January 11, 2011.

(b)	As of December 31, 2010, all principal amount has been paid off.

(c)
On July 28, 2010, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $907,468 as of December 31, 2010. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires at July 19, 2011 and carries an interest rate at 5.31% per annum.

As of December 31, 2010 and 2009, short-term borrowings were comprised of secured bank loans of $2,873,650 and $4,273,750 respectively, and no unsecured bank loans. The secured loans were secured by the Company’s manufacturing equipment of $4,928,033 and $17,813,861, respectively. The factoring facility was secured by certain accounts receivable amounted to $1,064,187 as of December 31, 2010.

As of December 31, 2010 and 2009, the Company has no credit facility with the banks.  The average short-term borrowing rates for the years ended December 31, 2010 and 2009 were approximately 5.76% and 6.21%, respectively.

Long-term loan from credit union

As of December 31, 2010 and 2009, loan payable to Rural Credit Cooperative of Xushui County, amounted to $2,008,530 and $1,942,315 respectively. The loan is guaranteed by an unrelated third party company. The entire principal is due and payable at maturity on September 16, 2011 and thus the entire principal amount was reclassified as current portion of long-term loan and recorded under current liabilities as of December 31, 2010. Interest is paid monthly at the rate of 0.774% per month.

Total interest expenses for the short-term bank loans and long-term loan for the years ended December 31, 2010 and 2009 were $390,458 and $621,863, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of December 31, 2010 and 2009, net amount due to Mr. Liu were $2,209,068 and $2,136,242, respectively.

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.4% per annum as of December 31, 2010 and 2009.  The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest equals the rate established by the People’s bank of China and are due on July 31 and August 4, 2011, respectively.  As of December 31, 2010 and 2009, the total loan amount payable is $2,041,804 and $1,974,492, respectively, to HBOP.  The interest rate for the year ended December 31, 2010 and 2009 was 5.85% and 5.4% per annum, respectively.

The interest expenses incurred for above related party loans are $242,552 and $106,565 for the years ended December 31, 2010 and 2009.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on April 14, 2010.

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:
	December 31, 2010	December 31, 2009
Accrued electricity	$573,294	$1,051,706
Accrued audit and professional fees	290,000	110,000
Value-added tax payable	884,779	442,307
Accrued interest	248,676	-
Payable for purchase of equipment	236,698	-
Others	130,239	58,660
Totals	$2,363,686	$1,662,673

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

There is no unamortized balance as at December 31, 2010 as it has been amortized over the servicing period of one year since July 2009.  For the year ended December 31, 2010, the Company charged $79,521 and $115,093 to earnings for the year ended December 31, 2010 and 2009, respectively.

As of January 19, 2010, the warrant has been cashless exercised for 16,597 shares.  As of December 31, 2010, there is no outstanding warrant.

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has achieved the financial performance threshold for 2009.  For 2010, the Company’s net income determined in accordance with the US GAAP for the year 12-month period ended December 31, 2010 is $15,551,536, which failed the 2010 Performance Threshold of $18 million by more than 10%.  However, the Buyers and the Company have agreed to reduce the 102,019 Escrow Shares that are otherwise transferable to the Buyers by 50% to 51,010 Escrow Shares pursuant to a carve-out term under Article 1.6 (vii) of the Make Good Securities Escrow Agreement for items that are “whatsoever beyond the Company’s reasonable control,“ including part of the $1,041,452 of 2010 legal and professional fees related to (1) the internal independent investigation conducted by the Company’s Audit Committee during 2010 in response to certain allegations against the Company and its financial positions and operations, and (2) defending the shareholder class action lawsuit filed on August 6, 2010 (see Pending Litigation in Note (13) Commitments and Contingencies, below).

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

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Earnings Per Share

For the years ended December 31, 2010 and 2009, basic and diluted net income per share are calculated as follows:

	Year Ended December 31,
	2010	2009
Basic income per share
Net Income for the year – numerator	$15,551,536	$12,720,208
Weighted average common stock outstanding – denominator	17,435,218	12,221,782
Net income per share	$0.89	$1.04

Diluted income per share
Net Income for the year – numerator	$15,551,536	$12,720,208
Weighted average common stock outstanding - denominator	17,435,218	12,221,782
Effect of dilution
Warrant	1,028	11,096
Weighted average common stock outstanding - denominator	17,436,246	12,232,878
Diluted income per share	$0.89	$1.04

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

The provision for income taxes for the years ended December 31, 2010 and 2009 was as follows:

	Year Ended December 31,
	2010	2009
Provision for Income Taxes
Current Tax Provision – PRC	$5,964,621	$4,666,069
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$5,964,621	$4,666,069

Orient Paper, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $3,533,052 and $1,235,962 for U.S. income tax purposes for the years ended December 31, 2010 and 2009, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029 and 2028. Management believes that the realization of the benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010	2009
Deferred tax assets (liabilities) – current
Allowance for doubtful accounts	$9,384	$10,509
Deferred tax assets - non current
Net Operating Loss Carryover for U.S. income tax purposes	1,201,238	420,227
Total deferred tax assets	1,210,622	430,736
Less: Valuation allowance	(1,210,622)	(430,736)
Net Operating Loss Carryover for U.S. income tax purposes	$-	$-

The following table reconciles the statutory rates to the Company's effective tax rate as:

	Year ended December 31,
	2010	2009
Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	(1.0)	(0.6)
Effect of expenses not deductible for PRC tax purposes	0.1	0.1
Under provision in previous year	0.1	-
Change in valuation allowance	3.5	2.3
Effective income tax rate	27.7%	26.8%

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $46,529,307 and $29,899,819 as of December 31, 2010 and 2009, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

The Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes). To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2010, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(13) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $18,149.  This operating lease is renewable at the end of the 30-year term.

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments are as follows:

December 31,	Amount
2011	$18,149
2012	18,149
2013	18,149
2014	18,149
2015	18,149
Thereafter	290,392
Total operating lease payments	$381,137

Capital commitment

The Company has signed several contracts for constructing plants and purchase of equipment totally $39,933,971 with outstanding commitments of $7,628,331 as of December 31, 2010.  The Company expected to pay off all the balances by the end of 2011.

Pending Litigation

On August 20, 2010, the Company was served notice of a stockholder class action lawsuit filed on August 6, 2010 in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  One group of three shareholders with a total alleged loss of approximately $150,000 has filed a motion to be appointed as lead plaintiff and has been so appointed by the court.  The Company and the defendant officers and directors have retained the law firm DLA Piper US LLP to represent them in connection with the lawsuit.  The Company believes that the lawsuit has no merit and intends to mount a vigorous defense. The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011.  Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the company is probable or that an unfavorable outcome to the company is remote. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

(14) Segment Reporting

Since March 10, 2010, Baoding Shengde started its operations and thereafter the Company manages its operations through two business operating segments: HBOP, which produces printing paper and corrugating medium paper, and Baoding Shengde, which produces digital photo paper. They are managed separately because each business requires different technology and marketing strategies.

The Company evaluates performance of its operating segments based on net income.  Administrative functions such as finance, treasury, and information systems are centralized.  However, where applicable, portions of the administrative function expenses are allocated between the operating segments based on gross revenue generated.  The operating segments do share facilities in Xushui County, Baoding City, Hebei, China.  All sales were sold to customers located in the PRC.

Summary financial information for the two reportable segments, is as follows:
	Year Ended December 31, 2010
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$118,858,497	$5,131,420	-		$123,989,917
Gross Profit	23,952,872	2,222,730	-		26,175,602
Depreciation and amortization	3,421,975	725,802	-		4,147,777
Interest income	72,303	83,749	7,131		163,183
Interest expense	633,010	-	-		633,010
Income tax expense	5,405,884	558,737			5,964,621
Net Income (Loss)	16,172,333	1,676,293	(2,297,090)		15,551,536
Total Assets	91,883,320	32,931,982	95,724	(9,404,685)	115,506,341

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Concentration and Major Suppliers

For the year ended December 31, 2010, the Company had three major suppliers which primarily accounted for 51%, 13% and 8% of total purchases.  For the year ended December 31, 2009, the Company had three major suppliers accounted for 37%, 32% and 13% of total purchases.

(16) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2010.

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

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. It addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASC Topic 718, Compensation—Stock Compensation, was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments will be effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company evaluated the effect of ASU 2010-13 on its financial statements and has concluded that it would have no impact on the Company's results of operations.

In July 2010, the FASB issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20).  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  In January 2011, ASU 2011-06, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” is issued to temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. Accordingly, ASU 2010-20 are changed to be effective for interim and annual periods ending after June 15, 2011. Management assessed that ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

ORIENT PAPER, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics - Technical Corrections to SEC Paragraphs”.  It amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingencies and liability assumed in business combination, divestitures, and oil and gas exchange offers.  The Company is currently evaluating the effect of ASU 2010-22 on its financial statements and believes it would have no impact on the Company's results of operations.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.               Controls and Procedures

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by BDO Limited, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Their attestation report on the Company’s internal control over financial reporting is shown on Exhibit 23.2 attached hereto.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.               Other Information

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	47	Chief Executive Officer and Chairman of the Board
Winston C. Yen	42	Chief Financial Officer
Dahong Zhou	31	Secretary
Drew Bernstein	54	Director
Wenbing Christopher Wang	39	Director
Fuzeng Liu	61	Director
Zhaofang Wang	55	Director

The Directors initially elected in Class I, Drew Bernstein and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2011 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The Directors initially elected in Class II, Zhenyong Liu, Fuzeng Liu and Zhaofang Wang will serve until the annual meeting of stockholders in 2012 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Beginning with the election of Directors to be held at the year 2011 annual meeting, the class of Directors to be elected in such year (Class I) would be elected for a two year term, and at each successive annual meeting, the class of Directors to be elected in such year would be elected for a two year term, so that the term of office of one class of Directors shall expire in each year. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Zhenyong Liu. On November 30, 2007, Zhenyong Liu became a member of the Board of Directors and was appointed Chairman of the Board of Directors. Mr. Liu has also served as the Company's Chief Executive Officer since November 16, 2007. Mr. Liu also serves as Chairman of Hebei Baoding Orient Paper Milling Company Limited (HBOP), a position he has held since 1996. HBOP is a Variable Interest Entity (VIE) that has entered into certain contractual agreements with Baoding Shengde. From 1990 to 1996, he served as Plant Director of Xinxin Paper Milling Factory. Mr. Liu served as General Manager of Xushui Town Huandong electronic appliances procurement station from 1986 to 1990 and as Vice Plant Director of Liuzhuang Casting Factory from 1982 to 1986.

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

Drew Bernstein.  Mr. Bernstein was appointed as our director on October 28, 2009. Mr. Bernstein is co-founder and managing partner of Marcum Bernstein & Pinchuk LLP, an accounting firm headquartered in New York, a position he has held since 1983.  Mr. Bernstein, a certified public accountant, received his BS degree from the University of Maryland Business School.  He is a member of the American Institute of Certified Public Accounts (AICPA), The New York State Society of Certified Public Accounts (NYSSCPA) and The National Society of Accountants (NSA).  Mr. Bernstein currently serves as a director of China Wind Systems, Inc. (OTCBB: CHWY) and Neostem, Inc. (AMEX: NBS)

Wenbing Christopher Wang.  Mr. Wenbing Christopher Wang was appointed as our director on October 28, 2009. Mr. Wang has been President and director of Fushi Copperweld, Inc. (NASDAQ: FSIN) (“Fushi”) since January 21, 2008.  Mr. Wang also served as Fushi’s Chief Financial Officer from December 13, 2005 to August 31, 2009.   Prior to Fushi, Mr. Wang worked for Redwood Capital, Inc., China Century Investment Corporation, Credit Suisse First Boston and VCChina in various capacities.  Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester.  Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine.  Mr. Wang currently serves as a director of General Steel Holdings (NYSE: GSI) and China Integrated Energy, Inc. (Nasdaq: CBEH).

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

The Board believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board.  When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills.  Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.  Some of our directors have served in our operating entity, Hebei Baoding Orient Paper Milling Company Limited, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

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

Our audit committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor.  Our board of directors has determined that both Mr. Drew Bernstein and Mr. Wenbing Christopher Wang qualify as audit committee financial experts and as having the accounting or financial management expertise as required under NYSE Rule 303A.07(a).  Our board of directors has also adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.  A copy of the audit committee’s current charter is available on the Orient Paper Inc.’s corporate website at http://www.orientpaperinc.com/images/Audit%20Committee%20Charter.pdf

The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the board of directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.  The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers.   A PDF copy of the compensation committee’s current charter is available for download at Orient Paper Inc.’s corporate website at http://www.orientpaperinc.com/images/Compensation%20Committee%20Charter.pdf

The nominating committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally.  A copy of the nominating committee’s current charter is available at Orient Paper Inc.’s corporate website at http://www.orientpaperinc.com/images/Nominating%20Committee%20Charter.pdf

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available on our website at www.orientpaperinc.com.

Board Meetings

The board and its committees held the following number of meetings during 2010:

Board of Directors	9
Audit Committee	5
Compensation Committee	1
Nominating Committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

With the exception of two directors, each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

•
been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure and Role in Risk Oversight

Mr. Zhenyong Liu is our chairman and chief executive officer.  At the advice of other members of the management or the Board, Mr. Liu calls meetings of the Board of Directors when necessary.  We have three independent directors, led by the Chairman of the audit committee Mr. Drew Bernstein.  Our Board has three standing committees, each of which is comprised solely of independent directors with a committee chair.  The Board believes that the Company’s chief executive officer is best situated to serve as chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy.  In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company.  We believe that this leadership structure has served the Company well.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except for Winston C. Yen was late for one Form 3 filing.

Item 11.                Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2010 and 2009 by each person who served as principal executive officer, principal financial officer, and secretary during 2010.  No officer received compensation of $100,000 or more during 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Total ($)
Zhenyong Liu, Chairman, CEO	2010	$35,405	-	-	-	-	$35,405
	2009	$35,083	-	-	-	-	$35,083

Winston C. Yen CFO	2010	$120,000	-	$37,425	-	-	$157,425
	2009	$38,000	-	$25,375	-	-	$63,375

Dahong Zhou, Secretary	2010	$3,895	-	-	-	-	$3,895
	2009	$3,508	-	-	-	-	$3,508

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

On April 21, 2010, the Company renewed the Loanout Agreement for a period of one year from the date of renewal and amended the Agreement to include the followings: (i) Mr. Yen’s workload extends from 80 hours per month to 40 hours per week, (ii) effective January 1, 2010, his annual cash compensation was increased to $120,000, and (iii) shares compensation remains 5,000 shares per year, vested quarterly, and is subject to a lock-up period of one year.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2010 and December 31, 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation($)	Total ($)
Fuzheng Liu, Director	2010	$5,665	-	-	-	-	$5,665
	2009	$4,912	-	-	-	-	$4,912

Drew Bernstein Director	2010	$20,000		$47,700	-	-	$67,700
	2009	$3,333	-	$37,500	-	-	$40,833

Wenbing Christopher Wang Director	2010	$20,000	-	$25,440	-	-	$45,440
	2009	$3,333	-	$20,000	-	-	$23,333

Zhaofang Wang Director	2010	$7,376	-	-	-	-	$7,376
	2009	$1,218					$1,218

Xiaodong Liu, Former Director	2010	$-	-	-	-	-	$-
	2009	$29,236	-	-	-	-	$29,236

Chen Li, Former Director	2010	$-	-	-	-	-	$-
	2009	$4,093	-	-	-	-	$4,093

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

Other than the appointment letters described above, there are no understandings or arrangements between Mr. Bernstein, Mr. Wang, or Ms. Wang and any other person pursuant to which Mr. Bernstein, Mr. Wang, or Ms. Wang was appointed as a director.  Mr. Bernstein, Mr. Wang, and Ms. Wang do not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2010 or options outstanding as of December 31, 2010.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of December 31, 2010.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Directors and Executive Officers

Common Stock	Zhenyong Liu CEO and Director	5,115,852	27.89%

Common Stock	Winston C. Yen CFO (1)	6,250	*

Common Stock	Dahong Zhou Secretary	0	0%

Common Stock	Drew Bernstein Director (2)	7,500	*

Common Stock	Fuzeng Liu Director	0	0%

Common Stock	Wenbing Christopher Wang Director (3)	4,000	*

Common Stock	Zhaofang Wang Director	0	0%

All Directors and Executive Officers as a Group (7 persons)		5,133,602	27.98%

*less than 1% of the Company’s issued and outstanding common shares.

(1)
On April 21, 2010, the Company renewed the Loanout Agreement with Winston C. Yen, CPA, a Professional Accountancy Corporation (“Lender”) for the services of Lender’s employee, Winston C. Yen, as Chief Financial Officer, for a period of one year from the date of renewal and amended the Agreement to include the followings: (i) Mr. Yen’s workload extends from 80 hours per month to 40 hours per week, (ii) effective January 1, 2010, his annual cash compensation was increased to $120,000, and (iii) shares compensation remains 5,000 shares per year, vested quarterly, and is subject to a lock-up period of one year.

(2)
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

Item 13.                Certain Relationships and Related Transactions, and Director Independence

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  On July 24, 2008, the term of the loan changed from payable on demand to a period of three years, maturing on July 23, 2011, with no interest bearing.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of December 31, 2010 and 2009, net amount due to Mr. Liu were $2,209,068 and $2,136,242, respectively.

On December 31, 2009, a new loan agreement was entered into between Mr. Liu and HBOP to replace the prior loan agreement. Under the new agreement, the loan of Mr. Liu is interest bearing and the interest rate is determined by reference to the People's Bank of China, which was 5.85% per annum as of December 31, 2010.   The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest with reference to the borrowing rate offered by the People's Bank of China and are due on July 31 and August 4, 2011, respectively.  As of December 31, 2010 and 2009, the total loan amount payable is $2,041,804 and $1,974,492, respectively, to HBOP.  The average interest rate for the years ended December 31, 2010 and 2009 was 5.85% and 5.4% per annum, respectively.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand interest free, and Company repaid the entire balance on April 14, 2010.

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

Item 14.                Principal Accounting Fees and Services

Audit Fees

We incurred, in the aggregate, approximately $259,494 for professional services rendered by our registered independent public accounting firm of BDO Limited for the audit of Orient Paper’s annual financial statements, the internal control for financial reporting, and the quarterly reviews of financial statements included in the Company’s annual financial statements for the year ended December 31, 2010.

Audit-Related Fees

Orient Paper incurred approximately $203,000 in fees payable to Deloitte & Touche Financial Advisory Services Limited for their services rendered for the special independent investigation conducted by the Audit Committee during the year ended December 31, 2010.

Orient Paper incurred a $22,000 fee payable to our registered independent public accounting firm BDO Limited for their issuance of a comfort letter in connection with the public offering closed on March 31, 2010.

Tax Fees

Orient Paper incurred approximately nil in fees to ACCellence, LLP, which is controlled by the Company’s chief financial officer, for tax compliance or tax consulting services during the year ended December 31, 2010.

All Other Fees

Orient Paper did not incur any fees from its registered independent public accounting firm for services rendered to Orient Paper, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal year ended December 31, 2010.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for year 2010, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.
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

10.17	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”).(8)
10.18	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent.(8)
10.19	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009.(8)
10.20	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009.(8)
10.21	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and Hebei Shuangxing Paper Co., Ltd.(9)
10.22	Debt Assignment and Assumption Agreement, dated August 31, 2009, by and among the Company, Zhenyong Liu and the HBOP.
10.23	Loan Agreement, dated January 21, 2009, for a loan of RMB13,000,000, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited.(10)
10.24	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between Orient Paper, Inc. and Roth Capital Partners, LLC.(11)
10.25
Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Orient Paper Milling Company Limited for the purchase of a series of paper machineries and equipments.(12)

10.26	Amendment to Loanout Agreement by and between Orient Paper, Inc. and Winston C. Yen.(13)
16.1	Letter of Davis Accounting Group P.C. to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-B.(14)
21.1	Lists of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Report of Independent Registered Public Accounting Firm.
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006.
(2)	Incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007.
(3)	Incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010.
(4)	Incorporated by reference to the exhibit to our amended Quarterly Report for the quarter ended March 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010.
(5)	Incorporated by reference to the exhibit to our amended Quarterly Report for the quarter ended September 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010
(6)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009.
(7)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010.
(8)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009.
(9)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009.
(10)	Incorporated by reference to the exhibit to our Quarterly Report on Form 10-Q/A filed with the SEC on February 1, 2010.
(11)	Incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010.
(12)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010.
(13)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 21, 2010.
(14)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 1, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2011
ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 15, 2011
Zhenyong Liu

/s/ Winston C. Yen	Chief Financial Officer (principal financial and accounting officer)	March 15, 2011
Winston C. Yen

/s/ Fuzeng Liu	Director	March 15, 2011
Fuzeng Liu

/s/	Director	March 15, 2011
Drew Bernstein

/s/	Director	March 15, 2011
Wenbing Christopher Wang

/s/ Zhaofang Wang	Director	March 15, 2011
Zhaofang Wang