Form 10-K/A
period 2008-12-31
Orient Paper Inc.
filed 2011-03-23
CIK 1358190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K/A
Amendment No. 2

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

Registrant’s telephone number, including area code: 011 - (86) 312- 8698215

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to the Annual Report on Form 10-K/A (the “Amendment”) to amend certain disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2009 (our “Annual Report”), and as amended by Amendment No. 1, originally filed on February 1, 2010.

Our former independent auditor, Etania Audit Group P.C. (formerly Davis Accounting Group P.C.) was not duly licensed when it issued the audit report on our financial statements for the year ended December 31, 2008. Accordingly, the following changes have been made to our Annual Report:

•	We removed the audit report of Etania Audit Group P.C.
•	We labeled the columns of the financial statements for the year ended December 31, 2008 as “Not Audited.”

All other information contained in our Annual Report remains unchanged.

This Amendment continues to speak as of the date of the Annual Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 2 to the Annual Report to reflect any events that occurred at a date subsequent to the filing of the Annual Report.  The filing of this Amendment is not a representation that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.

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

Intellectual Property

HBOP has registered 1 trademark with the Trademark Bureau under the State of Administration for Industry & Commerce, which remains effective through April 6, 2014:

Trademark	Certificate No.	Category	Registrant	Valid Term
Shuangxing (“ ?? ”)	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotyping solution, diazo paper	HBOP	April 4, 2004 through April 6, 2014

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

We may not be able to effectively control and managethe growth of HBOP.

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

We  may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire these personnel in the future, our ability to improve our products and implementour business objectives could be adversely affected.

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harmour business.

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

A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services andproducts.

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

StatementsofOperationData

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

BalanceSheetData

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

ORIENT PAPER, INC.
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

Financial Statements-

Balance Sheets as of December 31, 2008, and 2007	37

Statements of Operations and Comprehensive Income for the Years Ended December 31, 2008, and 2007	38

Statements of Stockholders’ Equity for the Years Ended December 31, 2008, and 2007	39

Statements of Cash Flows for the Years Ended December 31, 2008, and 2007	40-41

Notes to Financial Statements December 31, 2008, and 2007	42-55

ORIENT PAPER, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2008 (UNAUDITED), AND 2007

ASSETS
	2008 (Not Audited)	2007
Current Assets:
Cash and cash equivalents	$3,234,419	$622,661
Accounts receivable - Trade (No allowance for doubtful
accounts in 2008 and 2007, respectively)	1,425,899	1,113,406
Inventories	2,821,063	400,689
Total current assets	7,481,381	2,136,756
Property, Plant, and Equipment:
Building and improvements	9,876,637	9,230,313
Machinery and equipment	47,347,109	33,444,574
Vehicles	544,670	509,027
	57,768,416	43,183,914
Less - Accumulated depreciation and amortization	(12,427,735)	(8,590,382)
Net property, plant, and equipment	45,340,681	34,593,532
Total Assets	$52,822,062	$36,730,288

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term loans	$6,858,652	$6,039,145
Accounts payable - Trade and accrued liabilities	740,846	572,590
Current portion of related party note	-	2,530,368
Income taxes payable	1,047,678	851,279
Total current liabilities	8,647,176	9,993,382
Long-Term Debt, less current portion:
Loan from credit union	1,948,176	-
Related party notes	8,137,554	3,223,817
Total long-term debt	10,085,730	3,223,817
Total liabilities	18,732,906	13,217,199
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

ORIENT PAPER, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED
DECEMBER 31, 2008 (UNAUDITED) AND 2007

	Year Ended December 31,
	2008 (Not Audited)	2007
Revenues:
Sales, net	$65,203,992	$39,707,431
Cost of Sales:
Cost of sales	52,381,908	32,939,286
Business tax and surcharges	261,883	159,589
Total cost of sales	52,643,791	33,098,875
Gross Profit	12,560,201	6,608,556
Selling, General and Administrative Expenses	327,825	143,112
Income from Operations	12,232,376	6,465,444
Other Income (Expense):
Interest income	65,316	3,349
Interest (expense)	(598,471)	(406,382)
Total other (expense)	(533,155)	(403,033)
Income before Income Taxes	11,699,221	6,062,411
Provision for Income Taxes	(2,924,806)	(2,000,596)
Net Income	8,774,415	4,061,815
Comprehensive Income:
Foreign currency translation adjustment	1,301,652	1,419,335
Total Comprehensive Income	$10,076,067	$5,481,150
Earnings Per Share:
Basic and Diluted Earning per Share	$0.20	$0.10
Weighted Average Number of Shares
Outstanding - Basic and Diluted	43,079,583	40,101,987

The accompanying notes to financial statements are
 an integral part of these statements.

ORIENT PAPER, INC. STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 (UNAUDITED), AND 2007

	Common stock		Additional Paid-in	Statutory Earnings	Accumulated Other Comprehensive	Retained
Description	Shares	Amount	Capital	Reserve	Income	Earnings	Totals
Balance - December 31, 2006	40,101,987	$40,102	$9,070,117	$1,153,628	$871,852	$6,896,240	$18,031,939
Foreign currency translation adjustment	-	-	-	-	1,419,335	-	1,419,335
Transfer to Statutory Earnings Reserve	-	-	-	609,272	-	(609,272)	-
Net income for the period	-	-	-	-	-	4,061,815	4,061,815
Balance - December 31, 2007	40,101,987	$40,102	$9,070,117	$1,762,900	$2,291,187	$10,348,783	$23,513,089
Common stock issued for services	5,000,000	5,000	495,000	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	1,301,652	-	1,301,652
Transfer to Statutory Earnings Reserve	-	-	-	1,316,163	-	(1,316,163)	-
Net income for the period	-	-	-	-	-	8,774,415	8,774,415
Balance - December 31, 2008 ( Not Audited)	45,101,987	$45,102	$9,565,117	$3,079,063	$3,592,839	$17,807,035	$34,089,156

The accompanying notes to financial statements are
an integral part of these statements.

ORIENT PAPER, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2008 (UNAUDITED), AND 2007

	Year Ended December 31,
	2008 (Not Audited)	2007
Cash Flows from Operating Activities:
Net income	$8,774,415	$4,061,815
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,837,353	2,953,201
Issuance of common stock for services	500,000	-
Changes in net assets and liabilities:
Accounts receivable - Trade	(312,493)	512,456
Inventories	(2,420,374)	2,280,991
Accounts payable - Trade and accrued liabilities	168,256	(1,271,995)
Other payables	-	176,399
Income taxes payable	196,399	(981,140)
Net Cash Provided by Operating Activities	10,743,556	7,731,727
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(14,584,502)	(3,272,572)
Net Cash (Used in) Investing Activities	(14,584,502)	(3,272,572)
Cash Flows from Financing Activities:
Proceeds from related party loans	4,331,545	-
Payments to related party	-	(6,019,005)
Proceeds from borrowings on credit facility	819,507	682,206
Net Cash Provided (Used in) by Financing Activities	5,151,052	(5,336,799)
Effect of Exchange Rate Changes on Cash
and Cash Equivalents	1,301,652	1,419,335
Net Increase in Cash
and Cash Equivalents	$2,611,758	$541,691
Cash and Cash Equivalents - Beginning of Period	622,661	80,970
Cash and Cash Equivalents - End of Period	$3,234,419	$622,661
Supplemental Disclosure of Cash Flow Information :
Cash paid for interest	$598,471	$386,481
Cash paid for income taxes	$2,728,407	$2,981,736

The accompanying notes to financial statements are
an integral part of these statements.

ORIENT PAPER, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2008 (UNAUDITED), AND 2007

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

ORIENT PAPER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008, AND 2007

The provision for income taxes for the year ended December 30, 2008, and 2007, was as follows:

	2008	2007
Provision for Income Taxes
Current Tax Provision – National and local	$2,924,806	$2,000,596
Deferred Tax Provision	-	-

Total Provision for Income Taxes	$2,924,806	$2,000,596

The following table reconciles the China statutory rates to the Company's effective tax rate as of December 31, 2008 and 2007:

	2008	2007
China Statutory rate	25.0%	33.0%
US valuation allowance	0.0	0.0
Total provision for income taxes	25.0%	33.0%

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. The following represents the significant components of deferred tax assets and liabilities:

	2008	2007
Deferred tax assets:
Net operating loss carry forward	$1,500	$-
Total gross deferred tax assets	1,500	-
Less valuation allowance	(1,500)	-

Net deferred tax assets	$-	$-

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation($)	Total ($)
Zhenyong Liu,
Chairman, CEO	2008	$34,472	-	-	-	-	$34,472
	2007	$0	-	-	-	-	$0

Jing Hao, CFO	2008	4,309	-	-	-	-	4,309
	2007	1,733	-	-	-	-	1,733

Dahong Zhou,
Secretary	2008	3,447	-	-	-	-	3,447
	2007	1,418	-	-	-	-	1,418
Xiaodong Liu,
Director	2008	34,472	-	-	-	-	34,472
	2007	1,890	-	-	-	-	1,890
Fuzheng Liu,
Director	2008	4,826	-	-	-	-	4,826
	2007	1,890	-	-	-	-	1,890
Chen Li,
Director	2008	4,826	-	-	-	-	4,826
	2007	1,733	-	-	-	-	1.733

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

Date:   March 23, 2011
ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Zhenyong Liu	Chief Executive Officer and Director (principal executive officer)	March 23, 2011
Zhenyong Liu
/s/ Winston C. Yen	Chief Financial Officer (principal financial and accounting officer)	March 23, 2011
Winston C. Yen
/s/ Fuzeng Liu	Director	March 23, 2011
Fuzeng Liu
/s/ Drew Bernstein	Director	March 23, 2011
Drew Bernstein

/s/ Wenbing Christopher Wang	Director	March 23, 2011
Wenbing Christopher Wang

/s/ Zhaofang Wang	Director	March 23, 2011
Zhaofang Wang