Form 10-K/A
period 2009-12-31
Orient Paper Inc.
filed 2011-03-23
CIK 1358190

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

Science Park, Juli Road
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
☐  Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  o Yes  þ  No

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        ☐ Yes   ☒  No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

  EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to amend certain disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2010 (our “Annual Report”)  .

Our former independent auditor, formerly Davis Accounting Group P.C.(a.k.a. Etania Audit Group P.C.) was not duly licensed when it issued the audit report on our financial statements for the year ended December 31, 2008.  Accordingly, the following changes have been made to our Annual Report:

•	We removed the audit report of Etania Audit Group P.C., dated March 19, 2009.
•	We labeled the columns of the financial statements for the year ended December 31, 2008 as “Not Audited.”

All other information contained in our Annual Report remains unchanged.

This Amendment  continues to speak as of the date of the Annual Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Annual Report.  The filing of this Amendment is not a representation that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.

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

	Year Ended		Year Ended		Change in		Percentage
	December 31, 2009		December 31, 2008				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	150,242	$42,194,791	78,423	$27,976,613	71,819	$14,218,178	91.58%	50.82%
Medium-Grade Offset Printing Paper	53,540	$36,188,231	14,805	$11,310,440	38,735	$24,877,791	261.63%	219.95%
High-Grade Offset Printing Paper	11,276	$10,544,055	10,693	$11,119,946	583	$(575,891)	5.45%	(5.18%)

Writing Paper	21,555	$11,372,697	22,490	$14,796,993	(935)	$(3,424,296)	(4.14%)	(23.14%)
White Card Paper	2,269	$1,843,054	-	$-	2,269	$1,843,054	N/A	N/A
Total Sales Revenue	238,882	$102,142,828	126,411	$65,203,992	112,471	$36,938,836	88.97%	56.65%

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

Inventory

Inventory consists of raw materials (accounting for 91.25% of total value of ending inventory as of December 31, 2009) and finished goods. As of December 31, 2009, the recorded value of our inventory has increased 145.52% to $6,926,392 from $ 2,821,063 as of December 31, 2008. A summary of changes in major inventory items is as follows:

	December 31, 2009	December 31, 2008	$ Change	% Change
Raw Materials
Recycled paper board	$2,301,282	$797,806	$1,503,476	188.45%
Pulp	12,744	914,061	(901,317)	(98.61%)
Recycled printed paper	533,771	277,739	256,032	92.18%
Recycled white scrap paper	1,731,170	389,151	1,342,019	344.86%
Coal	1,704,905	-	1,704,905	N/A
Other raw materials	36,801	-	36,801	N/A
Total Raw Materials	6,320,673	2,378,757	3,941,916	165.71%

Finished Goods	605,719	442,306	163,413	36.95%
Totals	$6,926,392	$2,821,063	4,105,329	145.52%

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

/s/ BDO Limited
Hong Kong, March 28, 2010

ORIENT PAPER, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008 (NOT AUDITED)

	December 31,
	2009	2008 (Not Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,949,953	$3,234,419
Restricted cash	29,105	-
Accounts receivable, net of allowance for doubtful accounts of $41,977 and nil as of December 31, 2009 and 2008, respectively	2,056,858	1,425,899
Inventories	6,926,392	2,821,063
Prepaid expense and other receivable	434,093	-
Total current assets	16,396,401	7,481,381

Property, plant and equipment, net	55,303,753	45,340,681
Total Assets	$71,700,154	$52,822,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term bank loans	$4,273,750	$6,858,652
Accounts payable	1,819,448	-
Accrued payroll and employee benefits	271,208	228,161
Other payables and accrued liabilities	1,662,673	815,642
Income taxes payable	1,345,069	744,721
Total current liabilities	9,372,148	8,647,176

Loan from credit union	1,942,315	1,948,176
Loans from related parties	4,110,735	8,137,554

Total liabilities	15,425,198	18,732,906

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 14,875,715 and 11,275,497 shares issued and outstanding as of December 31, 2009 and 2008, respectively	14,876	11,275
Additional paid-in capital	19,169,469	9,598,944
Statutory earnings reserve	4,442,450	3,079,063
Accumulated other comprehensive income	3,984,305	3,592,839
Retained earnings	28,663,856	17,807,035
Total Stockholders’ Equity	56,274,956	34,089,156
Total Liabilities and Stockholders’ Equity	$71,700,154	$52,822,062

The accompanying notes to financial statements are an integral part of these balance sheets.

ORIENT PAPER, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (NOT AUDITED)

	Year Ended December 31,
	2009	2008 (Not Audited)

Revenue	$102,142,828	$65,203,992
Cost of Sales	(82,107,531)	(52,643,791)
Gross Profit	20,035,297	12,560,201
Selling, General and Administrative Expenses	(2,029,201)	(327,825)
Income from Operations	18,006,096	12,232,376
Interest Income	108,610	65,316
Interest expense	(728,429)	(598,471)
Income before Income Taxes	17,386,277	11,699,221
Income Taxes	(4,666,069)	(2,924,806)
Net Income	12,720,208	8,774,415
Other Comprehensive Income
Foreign currency translation adjustment	(108,534)	1,301,652
Total Comprehensive Income	$12,611,674	$10,076,067
Earnings Per Share
Basic Earning per Share	$1.04	$0.81
Fully Diluted Earning per Share	$1.04	$0.81
Weighted Average Number of Shares
Outstanding - Basic	12,221,782	10,769,896
Outstanding - Fully Diluted	12,232,878	10,769,896

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (NOT AUDITED)

					Accumulated
			Additional	Statutory	Other
	Common stock		Paid-in	Earnings	Comprehensive	Retained
Description	Shares	Amount	Capital	Reserve	Income	Earnings	Totals
Balance at December 31, 2007	10,025497	$10,025	$9,100,194	$1,762,900	$2,291,187	$10,348,783	$23,513,089
Common stock issued for services	1,250,000	1,250	498,750	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	1,301,652	-	1,301,652
Transfer to Statutory Earnings Reserve	-	-	-	1,316,163	-	(1,316,163)	-
Net income for the year	-	-	-	-	-	8,774,415	8,774,415
Balance at December 31, 2008 (Not Audited)	11,275,497	11,275	9,598,944	3,079,063	3,592,839	17,807,035	34,089,156
Reserves reclassification adjustment	-	-	-	-	500,000	(500,000)	-
Employee stock compensation	15,250	16	82,860	-	-	-	82,876
Common stock issued for services	297,294	297	361,914	-	-	-	362,211
Issuance of common stock to a director(Note 7)	1,204,340	1,205	3,998,795	-	-	-	4,000,000
Issuance of common stock for cash	2,083,333	2,083	4,896,766	-	-	-	4,898,849
Warrants issued for services	-	-	230,190	-	-	-	230,190
Foreign currency translation adjustment	-	-	-	-	(108,534)	-	(108,534)
Transfer to Statutory Earnings Reserve	-	-	-	1,363,387	-	(1,363,387)	-
Net income for the year	-	-	-	-	-	12,720,208	12,720,208
Balance at December 31, 2009	14,875,714	$14,876	$19,169,469	$4,442,450	$3,984,305	$28,663,856	$56,274,956

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (NOT AUDITED)

	Year Ended December 31,
	2009	2008 (Not Audited)
Cash Flows from Operating Activities:
Net income	$12,720,208	$8,774,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,510,082	3,837,353
Impairment on accounts receivable	41,954	-
Issuance of warrants for services	115,095	-
Issuance of stock for services	445,087	500,000
Changes in operating assets and liabilities:
Accounts receivable	(676,861)	(312,493)
Prepaid expenses & other receivables	(318,765)	-
Inventories	(4,111,602)	(2,420,374)
Accounts payable	1,818,470	168,256
Accrued payroll and related expenses	43,710	-
Other payables and accrued liabilities	849,028	-
Income taxes payable	602,264	196,399
Net Cash Provided by Operating Activities	15,038,670	10,743,556

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(13,604,113)	(14,584,502)
Net Cash Used in Investing Activities	(13,604,113)	(14,584,502)

Cash Flows from Financing Activities:
Loans from related parties	-	2,383,369
Proceeds from/ (repayment of) short term loans	(2,562,891)	819,507
Proceeds from loan from credit union	-	1,948,176
Proceeds from common stock issued in private placement, net	4,898,849	-
Restricted cash	(29,105)	-
Net Cash Provided by Financing Activities	2,306,853	5,151,052

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(25,876)	1,301,652
Net Increase in Cash and Cash Equivalents	$3,715,534	$2,611,758
Cash and Cash Equivalents - Beginning of Period	3,234,419	622,661
Cash and Cash Equivalents - End of Period	$6,949,953	$3,234,419

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$728,428	$598,471
Cash paid for income taxes	$4,065,720	$2,728,407

Supplemental Disclosure of significant non-cash transactions:
Issuance of 1,250,000 shares of common stock for consultancy services	$-	$500,000
Issuance of 3,750 shares of common stock for staff compensation	25,375	-
Issuance of 297,294 shares of common stock for legal and consultancy services	362,211	-
Issuance of 1,204,340 shares of common stock to a director (Note 7)	4,000,000	-
Issuance of 11,500 shares of common stock for directors’ compensation	57,501	-
Issuance of warrants for consultancy services	230,190	-

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

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation). The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2009 and 2008 to translate the Chinese RMB to the U.S. Dollars are 6.83720:1 and 6.81663:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.84088:1 and 6.93722:1 for the years ended December 31, 2009 and 2008, respectively. Translation adjustments are included in other comprehensive income (loss).

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

From above estimate, the total fair value for the warrant was approximately $230,190 which has been credited to additional paid-in capital and amortized over the servicing period of 1 year since July 24, 2009. For the year ended December 31, 2009, the company charged $115,095 to earnings and the remaining cost of the warrant issued was recorded as prepaid expenses under current assets. The fair value of the warrant will be measured at every quarter end.

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

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $ 27,927,894 and $17,802,623 as of December 31, 2009 and 2008, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

ORIENT PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(13) Subsequent Events

Waiver of Registration Rights and Suspension of Liquidated Damages

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

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

Our non-management directors did not meet in executive session during 2009.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

·	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

·	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

·
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

· ·
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

·
The Audit Committee oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

·	The Nominating Committee oversees risks related to the company’s governance structure and processes.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Total ($)
Zhenyong Liu,	2009	$35,083	-	-	-	-	$35,083
Chairman, CEO	2008	$34,472	-	-	-	-	$34,472

Winston C. Yen CFO	2009	$38,000	-	$25,375	-	-	$63,375
	2008	-	-	-	-	-

Dahong Zhou,	2009	$3,508	-	-	-	-	$3,508
Secretary	2008	$3,447	-	-	-	-	$3,447

Jing Hao	2009	$1,462	-	-	-	-	$1,462
Former CFO	2008	$4,309	-	-	-	-	$4,309

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

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors during the fiscal year ended December 31, 2009 and December 31, 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Total ($)
Fuzheng Liu,	2009	$4,912	-	-	-	-	$4,912
Director	2008	$4,826	-	-	-	-	$4,826

Drew Bernstein	2009	$3,333		$37,500	-	-	$40,833
Director	2008	-	-	-	-	-	-

Wenbing Christopher Wang	2009	$3,333	-	$20,000	-	-	$23,333
Director	2008	-	-	-	-	-	-

Zhaofang Wang	2009	$1,218	-	-	-	-	$1,218
Director	2008

Xiaodong Liu,	2009	$29,236	-	-	-	-	$29,236
Former Director	2008	$34,471	-	-	-	-	$34,471

Chen Li,	2009	$4,093	-	-	-	-	$4,093
Former Director	2008	$4,826	-	-	-	-	$4,826

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

(1)Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006.
(2)Incorporated by reference to the exhibit of the same number to our report on form 8-K filed with the SEC on December 28, 2007.
(3)Incorporated by reference to the exhibit to our amended annual report on form 10-K/A filed with the SEC on February 1, 2010.
(4)Incorporated by reference to the exhibit to our amended quarterly report for the quarter ended March 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010.
(5)Incorporated by reference to the exhibit to our amended quarterly report for the quarter ended September 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010
(6)Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on June 30, 2009.
(7)Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on February 11, 2010.
(8)Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on October 8, 2009.
(9)Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on December 10, 2009.
(10)Incorporated by reference to the exhibit to our quarterly report on Form 10-Q/A filed with the SEC on February 1, 2010.
(11)Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on December 1, 2009.

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

Name	Title	Date
/s/Zhenyong Liu	Chief Executive Officer and Director (principal executive officer)	March 23, 2011
Zhenyong Liu
/s/Winston C. Yen	Chief Financial Officer (principal financial and accounting officer)	March 23, 2011
Winston C. Yen
/s/Fuzeng Liu	Director	March 23, 2011
Fuzeng Liu
/s/Drew Bernstein	Director	March 23, 2011
Drew Bernstein

/s/Wenbing Christopher Wang	Director	March 23, 2011
Wenbing Christopher Wang

/s/Zhaofang Wang	Director	March 23, 2011
Zhaofang Wang