Form 10-Q
period 2011-03-31
Orient Paper Inc.
filed 2011-05-10
CIK 1358190

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

011 - (86) 312-8698215
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

Large accelerated filer 	Accelerated filer ☒

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,350,191 shares of common stock, $.001 par value, were outstanding as of May 10, 2011.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$11,677,994	$11,348,108
Notes receivable	-	308,539
Accounts receivable (net of allowance for doubtful accounts of $62,243 and $37,535 as of March 31, 2011 and December 31, 2010, respectively)	3,049,904	1,839,235
Inventories	5,469,776	7,422,518
Prepayments and other current assets	190,359	184,723
Total current assets	20,388,033	21,103,123

Prepayment on property, plant and equipment	7,001,416	6,957,258

Property, Plant, and Equipment, net	92,806,569	87,445,960
Total Assets	$120,196,018	$115,506,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$913,228	$2,873,650
Current portion of long-term debt	-	2,008,530
Loan from related parties	2,054,763	2,041,804
Accounts payable	801,424	413,468
Accrued payroll and employee benefits	339,471	336,932
Other payables and accrued liabilities	1,932,029	2,363,686
Income taxes payable	3,343,931	1,717,127
Total current liabilities	9,384,846	11,755,197

Loan from credit union	1,499,216	-
Loan from related parties	2,223,089	2,209,068

Total liabilities	13,107,151	13,964,265

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,350,191 and 18,344,811 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	18,350	18,345
Additional paid-in capital	45,758,020	45,727,656
Statutory earnings reserve	5,661,587	5,661,587
Accumulated other comprehensive income	7,801,731	7,138,233
Retained earnings	47,849,179	42,996,255
Total stockholders' equity	107,088,867	101,542,076
Total Liabilities and Stockholders' Equity	$120,196,018	$115,506,341

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$33,225,219	$26,458,188

Cost of Sales	(25,453,511)	(21,617,659)

Gross Profit	7,771,708	4,840,529

Selling, General and Administrative Expenses	(860,286)	(439,338)
Loss from Disposal of Property, Plant and Equipment	(68,561)	-

Income from Operations	6,842,861	4,401,191

Other Income (Expense):
Interest income	11,146	27,188
Interest expense	(130,066)	(163,317)

Income before Income Taxes	6,723,941	4,265,062

Provision for Income Taxes	(1,871,017)	(1,138,968)

Net Income	4,852,924	3,126,094

Other Comprehensive Income:
Foreign currency translation adjustment	663,498	8,943

Total Comprehensive Income	$5,516,422	$3,135,037

Earnings Per Share:

Basic Earnings per Share	$0.26	$0.21

Fully Diluted Earnings per Share	$0.26	$0.21

Weighted Average Number of Shares
Outstanding - Basic	18,346,722	14,889,545
Outstanding - Fully Diluted	18,346,722	14,893,712

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net income	$4,852,924	$3,126,094
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,084,944	944,260
Loss from disposal of property, plant and equipment	68,561	-
Allowance for bad debts	24,398	17,498
Stock-based expense for service received	30,369	42,532
Changes in operating assets and liabilities:
Accounts and notes receivable	(910,294)	(874,908)
Prepayments and other current assets	(4,619)	141,210
Inventories	1,993,995	(1,506,228)
Accounts payable	384,203	645,811
Accrued payroll and employee benefits	704	(9,975)
Other payables and accrued liabilities	(545,567)	(10,060)
Income taxes payable	1,611,172	1,138,968

Net Cash Provided by Operating Activities	8,590,790	3,655,202

Cash Flows from Investing Activities:
Prepayment/deposit for purchase of property, plant and equipment	-	(5,561,651)
Purchases of property, plant and equipment	(5,843,476)	(4,291)
Proceeds from disposal of property, plant and equipment	736	-

Net Cash Used in Investing Activities	(5,842,740)	(5,565,942)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	200,000
Proceeds from bank loans	1,494,825	-
Repayments of bank loans	(3,988,223)	(715,216)
Reclassification of restricted cash to cash and cash equivalents	-	29,105

Net Cash Used in Financing Activities	(2,493,398)	(486,111)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	75,234	1,112

Net Increase (Decrease) in Cash and Cash Equivalents	329,886	(2,395,739)

Cash and Cash Equivalents - Beginning of Period	11,348,108	6,949,953

Cash and Cash Equivalents - End of Period	$11,677,994	$4,554,214

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$187,538	$83,796
Cash paid for income taxes	$259,845	$-

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

As a result of the merger transaction, Dongfang Holding became a wholly-owned subsidiary of Orient Paper, which, in turn, has the controlling right on the PRC operating company, HBOP, pursuant to the terms of the trust agreement. HBOP, the entity through which the Company operates its business currently has no subsidiaries, either wholly or partially owned.

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

To ensure proper compliance of the Company’s control over the ownership and operations of HBOP with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with HBOP and the original equity owners of HBOP via the Company’s wholly owned subsidiary Shengde Holdings, Inc. (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010).  Baoding Shengde is mainly engaged in production and distribution of digital photo paper and is 100% owned by Shengde Holdings.  Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80% of HBOP’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to the original equity owners of HBOP in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of HBOP; (iii) Call Option Agreement, which generally provides, among other things, that the original equity owners of HBOP irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in HBOP. The exercise price for the options shall be RMB1 for each of the owners’ equity interests; (iv) Share Pledge Agreement, which provides that the original equity owners of HBOP will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that the original equity owners of HBOP breach their obligations under the loan agreement or HBOP fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that the original equity owners of HBOP shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any shareholder’s meeting of HBOP or with respect to any shareholder action to be taken in accordance with the laws and HBOP’s Articles of Association. The terms of the agreement are binding on the parties for as long as the original equity owners of HBOP continue to hold any equity interest in HBOP. HBOP shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled HBOP since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009, and continues to control HBOP through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Orient Paper has no direct equity interest on HBOP. However, through the contractual agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s activities that most significantly affect its economic performance, resulting in HBOP being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”) (formerly FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities as amended by SFAS 167, an Amendment to FIN 46R). The revenue of the Company generated from HBOP for the quarter ended March 31, 2011 and 2010 were 93.5% and 98.7%, respectively. HBOP also accounted for 82.1% and 79.6% of the total assets of the Company as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, details of the Company’s subsidiaries and variable interest entities are as follows:

Name	Date of Incorporation or Establishment	Place of Incorporation or Establishment	Percentage of Ownership or Control	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity:
HBOP	March 10, 1996	PRC	Control*	Paper Production and distribution
*: HBOP is treated as a 100% controlled variable interest entity of the Company

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim condensed consolidated financial information.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months ended March 31, 2011 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual audited financial statements for the year ended December 31, 2010. The Company follows the same accounting policies in preparation of interim reports.

(3) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of offset printing paper and corrugating medium paper. Inventories consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Raw Materials
Recycled paper board	$2,891,033	$3,807,678
Pulp	13,263	13,180
Recycled printed paper	352,427	593,604
Recycled white scrap paper	1,233,491	801,783
Coal	198,178	1,441,082
Base paper and other raw materials	153,726	151,269
	4,842,118	6,808,596
Finished Goods	627,658	613,922
Totals	$5,469,776	$7,422,518

(4) Prepayment and other current assets

Prepayment and other current assets consisted of the following:
	March 31, 2011	December 31, 2010
Prepayment for purchase of materials	162,011	158,848
Prepaid insurance	-	19,000
Others	28,348	6,875
	$190,359	$184,723

(5) Prepayment on property, plant and equipment

As of March 31, 2011 and December 31, 2010, prepayment on property, plant and equipment consisted of $7,001,416 and $6,957,258, respectively, in respect of prepaid land use right.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Property, plant and equipment

As of March 31, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

	March 31, 2011	December 31, 2010
Property, Plant, and Equipment:
Land use rights	$2,280,665	$2,266,282
Building and improvements	10,081,587	7,283,466
Machinery and equipment	65,911,440	64,913,451
Vehicles	225,486	224,063
Construction in progress	35,063,317	32,316,540
	113,562,495	107,003,802
Less accumulated depreciation and amortization	(20,755,926)	(19,557,842)
Property, Plant and Equipment, net	$92,806,569	$87,445,960

Land use rights represent state-owned land located in China with lease terms of 50 years expiring in 2053.

Construction in progress mainly represents payments for the new 5600 corrugating paper production line under construction.

No Property, plant and equipment are pledged as of March 31, 2011, but property, plant and equipment with net values of $4,928,033 have been pledged for short-term bank loans of HBOP as of December 31, 2010. Depreciation and amortization of property, plant and equipment was $1,084,944 and $944,260 during the three months ended March 31, 2011 and 2010, respectively.

(7) Loans Payable

Short-term bank loans
		March 31, 2011	December 31, 2010
Industrial & Commercial Bank of China	(a)	$-	$1,966,182
Industrial & Commercial Bank of China	(b)	913,228	907,468
Total short-term bank loans		$913,228	$2,873,650

(a)
During year 2009 and up to May 2010, Industrial & Commercial Bank of China provided two loans, which are secured by certain manufacturing equipment of the Company.  The Company paid off one of the loans in May 2010. The remaining loan balance was in the amount of $1,966,182 as of December 31, 2010.  The interest was payable monthly at the fixed rate of 5.841% per annum for the remaining loan, which was due and paid off at maturity on January 11, 2011.

(b)
On July 28, 2010, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $913,228 as of March 31, 2011 and of $907,468 as of December 31, 2010. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires at July 19, 2011 and carries an interest rate at 5.31% per annum.

As of March 31, 2011 and December 31, 2010, short-term borrowings were comprised of secured bank loans of $913,228 and $2,873,650, respectively, and no unsecured bank loans. The factoring facility was secured by certain accounts receivable in the amount of  $1,109,424 and $1,064,187 as of March 31, 2011 and December 31, 2010, respectively, while the secured loans were secured by the Company’s manufacturing equipment of $4,928,033 as of December 31, 2010.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2011 and December 31, 2010, the Company has no other credit facility with the banks.  The average short-term borrowing rates for the three months ended March 31, 2011 and 2010 were approximately 5.42% and 5.85%, respectively.

Long-term loan from credit union

As of December 31, 2010, loan payable to Rural Credit Cooperative of Xushui County, amounted to $2,008,530. The loan is guaranteed by an unrelated third party company. The entire principal is due and payable at maturity on September 16, 2011 and thus the entire principal amount was reclassified as current portion of long-term loan and recorded under current liabilities as of December 31, 2010. Interest is paid monthly at the rate of 0.774% per month.

On March 31, 2011 the Company prepaid the entire principal and accrued interest of the Rural Cooperative of Xushui County loan and entered into a new term loan agreement with the Xushui County Rural Credit Union for $1,499,216.  The new loan is guaranteed by an independent third party.  Interest payment is due quarterly and bears the rate of 0.72% per month.

Total interest expenses for the short-term bank loans and long-term credit union loan for the three months ended March 31, 2011 and 2010 were $67,686 and $83,796, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  As of March 31, 2011 and December 31, 2010, net amount due to Mr. Liu were $2,223,089 and $2,209,068, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of March 31, 2011 and December 31, 2010.  The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest equals the rate established by the People’s bank of China and are due on July 31 and August 4, 2011, respectively.  As of March 31, 2011 and December 31, 2010, the total loan amount payable is $2,054,763 and $2,041,804, respectively.  The interest rate as of March 31, 2011 and December 31, 2010 was 5.85% and 5.85% per annum, respectively.

The interest expenses incurred for above related party loans are $62,380 and $79,521 for the three months ended March 31, 2011 and 2010.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on April 14, 2010.

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:
	March 31, 2011	December 31, 2010
Accrued electricity	$204,051	$573,294
Accrued audit and professional fees	370,000	290,000
Value-added tax payable	735,422	884,779
Accrued interest	192,614	248,676
Payable for purchase of equipment	340,786	236,698
Others	89,156	130,239
Totals	$1,932,029	$2,363,686

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The fair value for the warrant was approximately $200,158 as a whole and the unamortized balance as at March 31, 2011 and 2010 is nil and $42,532, respectively.  It has been amortized over the servicing period of 1 year since July 24, 2009.  For the three months ended March 31, 2011 and 2010, the company charged nil and $42,532 to earnings, respectively, and the remaining cost of the warrant issued was recorded as prepaid expenses under current assets as at March 31, 2010.  As of January 19, 2010, the warrant has been cashless exercised for 16,597 shares.  As of March 31, 2011, there is no outstanding warrant.

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

The Company has achieved the financial performance threshold for 2009.  For 2010, the Company’s net income determined in accordance with the US GAAP for the year 12-month period ended December 31, 2010 was $15,551,536, which failed the 2010 Performance Threshold of $18 million by more than 10%.  However, the Buyers and the Company have agreed to reduce the 102,019 Escrow Shares that are otherwise transferable to the Buyers by 50% to 51,010 Escrow Shares pursuant to a carve-out term under Article 1.6 (vii) of the Make Good Securities Escrow Agreement for items that are “whatsoever beyond the Company’s reasonable control,” including part of the $1,041,452 of 2010 legal and professional fees related to (1) the internal independent investigation conducted by the Company’s Audit Committee during 2010 in response to certain allegations against the Company and its financial positions and operations, and (2) defending the shareholder class action lawsuit filed on August 6, 2010 (see Pending Litigation in Note (13) Commitments and Contingencies, below).  The delivery of the transferable escrowed shares has no effect on the Company’s financial statements.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(11) Earnings Per Share

For the three months ended March 31, 2011 and 2010, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31,
	2011	2010
Basic income per share
Net Income for the period – numerator	$4,852,924	$3,126,094
Weighted average common stock outstanding – denominator	18,346,722	14,889,545
Net income per share	$0.26	$0.21

Diluted income per share
Net Income for the period – numerator	$4,852,924	$3,126,094
Weighted average common stock outstanding	18,346,722	14,889,545
Effect of dilution
Warrant	-	4,167
Weighted average common stock outstanding - denominator	18,346,722	14,893,712
Diluted income per share	$0.26	$0.21

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

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The provision for income taxes for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Provision for Income Taxes
Current Tax Provision – PRC	$1,871,017	$1,138,968
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$1,871,017	$1,138,968

During the three months ended March 31, 2011 and 2010, the effective income tax rate was estimated by the Company to be 27.8% and 26.7%, respectively.  The Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes). To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2011 and December 31, 2010 , management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended March 31, 2011 and 2010, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(13) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $18,265.  This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

March 31,	Amount
2012	$18,265
2013	18,265
2014	18,265
2015	18,265
2016	18,265
Thereafter	287,665
Total operating lease payments	$378,990

Capital commitment

The Company has signed several contracts for constructing plants and purchase of equipment. The outstanding commitments are $2,119,907 and $7,628,331 as of March 31, 2011 and December 31, 2010, respectively. The Company expects to pay off all the balances by the end of 2011.

Pending Litigation

On August 20, 2010, the Company was served notice of a stockholder class action lawsuit filed on August 6, 2010 in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  One group of three shareholders with a total alleged loss of approximately $150,000 has filed a motion to be appointed as lead plaintiff and has been so appointed by the court.  The Company and the defendant officers and directors have retained the law firm DLA Piper US LLP to represent them in connection with the lawsuit.  The Company believes that the lawsuit has no merit and intends to mount a vigorous defense. The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. The plaintiffs subsequently filed their opposition to the Company’s motion to dismiss on April 28, 2011. Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the company is probable or that an unfavorable outcome to the company is remote. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the Tribank Matter).  By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees.  On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdication of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. The Company believes that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

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

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information for the two reportable segments, is as follows:

	Three Months Ended March 31, 2011
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$31,067,920	$2,157, 299	-		$33,225,219
Gross Profit	6,979,613	792,095	-		7,771,708
Depreciation and amortization	860,536	224,408	-		1,084,944
Interest income	2,668	8,435	43		11,146
Interest expense	130,066	-	-		130,066
Income tax expense	1,678,309	192,708			1,871,017
Net Income (Loss)	4,864,842	586,558	(598,476)		4,852,924
Total Assets	98,668,946	33,704,284	342,579	(12,519,791)	120,196,018

	Three Months Ended March 31, 2010
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$26,108,982	$349,206	-		$26,458,188
Gross Profit	4,610,130	230,399	-		4,840,529
Depreciation and amortization	872,427	71,833	-		944,260
Interest income	26,809	337	42		27,188
Interest expense	163,317	-	-		163,317
Net Income (Loss)	3,230,834	168,654	(273,394)		3,126,094
Total Assets	71,541,010	14,346,285	257,522	(10,087,676)	76,057,141

(15) Concentration of Major Suppliers

For the three months ended March 31, 2011, the Company had two major suppliers which primarily accounted for 59% and 15% of total purchases.  For the three months ended March 31, 2010, the Company had three major suppliers accounted for 59%, 21% and 15% of total purchases.

(16) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all covered by the FDIC insurance but carried a balance exceeding the maximum coverage of $250,000 by $65,079 and nil as of March 31, 2011 and 2010, respectively.

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

(18) Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20).  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  In January 2011, ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” was issued to temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. Accordingly, ASU 2010-20 are changed to be effective for interim and annual periods ending after June 15, 2011. Management assessed that ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the periods ended March 31, 2011 and 2010 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

In this quarterly report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our,” ”us,” and the Company’s variable interest entity, “HBOP,” refer to Orient Paper, Inc.

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

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper for the three months ended March 31, 2011 was $31,067,919, an increase of $4,958,937 or 18.99% from $26,108,982 for the comparable period in 2010.  Nevertheless, total paper sold during the three months ended March 31, 2011 amounted to 50,843 tons, a decrease of 4,126 tons or 7.51%, compared to 54,969 tons sold in the comparable period in the previous year. The changes in revenue dollar amount and in tonnage from the first quarter of year 2010 to the same period in year 2011 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2011		March 31, 2010		Change in		Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount
Corrugating medium Paper	22,152	$8,522,771	31,291	$9,521,079	(9,139)	$(998,308)	(29.21)%	(10.49)%
Medium-Grade Offset Printing Paper	28,691	22,545,148	23,660	16,571,857	5,031	5,973,291	21.26%	36.04%
Diazo Paper and Copy Paper	-	-	18	16,046	(18)	(16,046)	n/a	n/a
Total Corrugating Medium and Printing Paper Sales Revenue	50,843	$31,067,919	54,969	$26,108,982	(4,126)	$4,958,937	(7.51)%	18.99%

Revenue from corrugating medium paper amounted to $8,522,771 (or 27.43% of total offset printing paper and corrugating medium paper revenue) for the three months ended March 31, 2011, representing a $998,308 (or 10.49%) decrease over the corrugating medium paper revenue of $9,521,079 for the comparable period in 2010.  We sold 22,152 tons of corrugating medium paper in the three months ended March 31, 2011 versus 31,291 tons for the same period sold a year ago, representing a 29.21% drop in quantities sold, due to the disposal of one of our corrugating medium paper production lines in late June 2010.  Despite the decrease in sales quantity, Average Selling Price (“ASP”) for corrugating medium paper rose from $304/ton in the three months ended March 31, 2010 to $385/ton in the three months ended March 31, 2011, representing a 26.64% increase over the comparable period.  We believe the increase in ASP is primarily attributable to (1) increasing customer demands, (2) the overall increased market price caused by relatively high wood pulp prices in the first half of year 2010, and most importantly (3) a regional shortage in paper products supply, caused by mandatory closures of other smaller paper manufacturers under government mandates.  For example, the provincial government of Hebei announced on June 12, 2010 that it was working on closing 64 inefficient paper production lines with 26 local paper mills by the end of the year, accounting for an elimination of annual capacity of approximately 400,000 tons in 2010, while the neighboring province of Henan announced that it was closing more than 100 local paper mills with an aggregate capacity of over 2,000,000 tons of paper production. Absent further government-mandated capacity closure and substantial industry-wide pricing adjustments to reflect inflating costs, we believe the ASP of major paper products may stabilize in the next quarter in fiscal year 2011.

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

Revenue from medium-grade offset printing paper amounted to $22,545,148 (or 72.57% of total offset printing paper and corrugating medium paper revenue) for the three months ended March 31, 2011, which represents a $5,973,291 (or 36.04%) increase over the medium-grade offset printing paper revenue of $16,571,857 for the comparable period in 2010.  We sold 28,691 tons of medium-grade offset printing paper in the first quarter of year 2011 compared to 23,660 tons of medium-grade offset printing paper in the comparable period in year 2010, an increase of 5,031 tons or 21.26%.  We believe that the factors contributing to the year 2011 first quarter increase in both total quantity and dollar amount sold include (1) ASP for offset printing paper products increased from $700/ton in the first quarter of year 2010 to $786/ton in first quarter of 2011, representing an increase of 12.29%, (2) a regional shortage in paper products supply, caused by mandatory closures of other smaller paper manufacturers under government mandates, and (3) additional revenue from the sales of offset printing paper finished goods purchased from other paper manufacturers in first quarter of 2011.

As a partial remedy for the lost production due to the above disposal and the temporary removal of two old boilers in 2010, starting in August 2010 the Company entered into four offset printing paper supply agreements and one corrugating medium paper supply agreement with paper manufacturers in Hebei Province and the neighboring Shandong province (the “Supply Agreements”).  As of March 31, 2011 we still have four Supply Agreements (all for offset printing paper products) in effect until June 30, 2011.  During the three months ended March 31, 2011, revenue generated from sales of offset printing paper finished goods purchased from these vendors pursuant to the Supply Agreements was in the amount of $6,580,121 (or 8,390 tons), representing 29.19% of sales revenue of medium grade offset printing paper during the three months ended March 31, 2011.  Although gross profit margin of sales of paper purchased under these Supply Agreements registers significantly less than that of our own products (see discussions at “Gross Profit” below), we intend to extend these Supply Agreements past their expiration as long as market condition permits.

The following is a chart showing the month-by-month ASPs (except for the ASPs of the digital photo paper) for the period of 24 months ended March 31, 2011:

Monthly sales revenue, including revenue from the sales of purchased paper finished goods and excluding revenue of digital photo paper, for the period of 15 months ended March 31, 2011, are summarized below:

Revenue of Digital Photo Paper

Since March 2010, we have started producing and selling digital photo paper.  Revenue generated from selling digital photo paper was $2,157,300 (or 6.49% of total revenue) for the three months ended March 31, 2011:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2011		March 31, 2010		Change in		Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	527.167	$2,157,300	22.154	$349,206	505.013	$1,808,094	2,279.56%	517.77%

 During the second quarter of year 2010, the Company made a decision to significantly lower the ASP across the board for all digital photo paper products to make the pricing of our digital photo paper products more competitive.  We currently produce glossy and semi-matte photo papers in various weights (from 120g/m2 to 260g/m2).  As a result of the aggressive pricing in different product structure, which lowered the ASP from $12,365/ton in April 2010 to $4,132/ton in March 2011, monthly sales quantity increased from 29 tons and 39 tons in the months of April and May of 2010 to 205 tons in March 2011.

Digital photo paper products’ monthly ASPs, monthly sales quantity (in tons) and monthly sales revenue for the period from inception to March 31, 2011 are summarized as follows:

Cost of Sales

Total cost of sales (excluding cost of sales of digital photo paper, which was not produced and sold until March 2010) for the three months ended March 31, 2011 was $24,088,307, an increase of $2,589,455 or 12.04% from $21,498,852 for the comparable period in 2010.  The increase in total cost of sales in the first quarter of year 2011 is primarily due to the net increased sales revenue during the period relative to the revenue in 2010.  As explained above, total sales revenue (excluding revenue from sales of digital photo paper) grew from $26,108,982 in the first quarter of 2010 to $31,067,919 in the comparable period in year 2011, representing an 18.99% year-over-year increase. Cost of sales of corrugating medium and offset printing paper per unit became higher in the three months ended March 31, 2011 than the same period in year 2010 because of (1) the higher unit cost (and therefore, lower sales mark-up) for the sales of finished goods products purchased from other paper manufacturers under the Supply Agreements, and (2) the inflated market costs of recycled paper raw materials in 2011 as opposed to year 2010; offset by the relatively stable energy cost in the first quarter of year 2011 as opposed to the same period in 2010.

Monthly average purchase costs of our major raw materials for the period of April 2009 through March 2011 are as follows:

Except for the purchase cost of recycled paper board, which market price fluctuates depending on various economic factors, costs for the other types of raw materials in the two-year period ended March 31, 2011 were on an upward trend and reached the highest point over the period toward the end of March 2011. For example, our average unit purchase cost (net of applicable Value Added Tax) of recycled paper board, recycled white scrap paper, and recycled printed paper in the month of March 2011 were $188/ton, $409/ton, and $290/ton, respectively, which represent year-over-year increase of 15.71%, 14.96%, and 40.39% as compared to what we paid per unit for these raw materials a year ago.  Although our production takes advantage entirely of domestic recycled paper (produced mainly from the Beijing metropolitan area) and do not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper, it appears that demands for domestic paper are on the rise.  Because of the rising demand and the effect of inflation on various production factors of recycled paper, we estimate that all of the raw material prices may see moderate increases in the next few periods.

Electricity and coal are the two main sources of energy for our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal account for approximately 11% and 10% of our total cost of sales, or approximately 9% and 8% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales (excluding the cost of sales purchased from other paper product suppliers and not manufactured by us, as well as the cost of sales of digital photo paper) of our main paper products for the two years ended March 31, 2011 are summarized as follows:

Total energy (electricity and coal) cost accounted for 19.85% of the total cost of sales (excluding costs of sales of purchased finished goods and digital photo paper) in the three months ended March 31, 2011, compared to 27.88% of total cost of sales in the first quarter of year 2010.

The total cost of sales of digital photo paper amounted to $1,365,204 for the three months ended March 31, 2011, representing an increase of 1,049.09% over the comparable period in year 2010.

Gross Profit

Gross profit for corrugating medium paper and offset printing paper for the three months ended March 31, 2011 was $6,979,612, a net increase of $2,369,483 or 51.40% from $4,610,130 for the comparable period in 2010.  The net increase in gross profit was primarily attributable to various factors affecting the production activities and sales revenue in the first quarter of the year 2011, including (1) the 26.64% and 12.29% rise in corrugating medium and offset printing paper product ASPs, (2) a larger amount of gross profit contributed by the new digital photo paper products, and (3) lower unit cost paid for electricity and coal in the 2011 period as compared to year 2010.  These favorable impacts were nevertheless partially offset by higher purchase cost for the recycled paper raw materials in the first quarter of 2011 as opposed to year 2010. The overall gross profit margin for corrugating medium paper and offset printing paper for the three months ended March 31, 2011 increased by 4.81%, from 17.66% a year ago to 22.47%. Gross profit margins for the purchased finished good of offset printing paper during the three months ended March 31, 2011 was 5.97% and was substantially lower than the gross profit margin of offset printing paper that was manufactured internally. Overall annual gross profit margins for corrugating medium paper and offset printing paper (including those contributed by sales of purchased finished goods) for the three months ended March 31, 2011 were 31.02% and 19.23%, respectively.

Gross profit from the sales of digital photo paper for the three months ended March 31, 2011 amounted to $792,095, or 36.72% as a percentage to total digital photo paper sales.  Gross profit margin of digital photo paper for the first month of operations in March 2010 was 65.98%, albeit on a minimal production quantity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 were $860,286, an increase of $420,948 or 95.81% from $439,338 for the comparable period in 2010.  The increase was primarily attributable to payments of various professional service fees including, more specifically, legal and accounting fees incurred in connection with the independent investigation into certain allegations against the Company during the second half of year 2010. For the three months ended March 31, 2011, total expenses incurred or accrued for legal and accounting fees amounted to $465,798, as opposed to $47,565 during the comparable period in 2010.

Income from Operations

Operating income for the three months ended March 31, 2011 was $6,842,861, an increase of $2,441,670 or 55.48% from $4,401,191 for the comparable period in 2010.  The increase was primarily attributable to the increase in sales and gross profit of our corrugating medium paper and medium-grade offset printing paper products as explained above, as well as the additional operating income in the amount of $771,867 from the digital photo paper operations for the three months ended March 2010.

Net Income

Net income was $4,852,924 for the three months ended March 31, 2011, an increase of $1,726,830 or 55.24% from $3,126,094 for the comparable period in 2010.  The increase was primarily attributable to the increased sales revenue and gross profit and accretive net income from the digital photo paper operations, offset by the increased legal and accounting expenses.

Accounts Receivable

Accounts receivable and trade notes receivable increased by $902,130 (or 42.00%) to $3,049,904 as of March 31, 2011, compared with $2,147,774 (including notes receivable in the amount of $308,539) as of December 31, 2010.  Our year-end balance was lower than normal quarter-end balance because of an more aggressive collection effects toward the end of the calendar year, a common practice followed by many Chinese businesses.  The March 31, 2011 balance also represents an increase of $135,314, or 4.64% over the March 31, 2010 balance in the amount of $2,914,590.  We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory consists of raw materials (accounting for 88.52% of total value of ending inventory as of March 31, 2011) and finished goods. As of March 31, 2011, the recorded value of our inventory has decreased 26.31% to $5,469,776 from $7,422,518 as of December 31, 2010. Despite anticipation of rising raw material prices in the next periods, we lowered the level of certain raw material on-hand inventory as of March 31, 2011 in order to conserve cash to pay for capital expenditures in the second quarter of 2011.  A summary of changes in major inventory items is as follows:
	March 31, 2011	December 31, 2010	$ Change	% Change
Raw Materials
Recycled paper board	$2,891,033	$3,807,678	$(916,645)	(24.07)%
Pulp	13,263	13,180	83	0.63%
Recycled printed paper	352,427	593,604	(241,177)	(40.63)%
Recycled white scrap paper	1,233,491	801,783	431,708	53.84%
Coal	198,178	1,441,082	(1,242,904)	(86.25)%
Digital photo base paper and other raw materials	153,726	151,269	2,457	1.62%
Total Raw Materials	4,842,118	6,808,596	(1,966,478)	(28.88)%

Finished Goods	627,658	613,922	13,736	2.24%
Totals	$5,469,776	$7,422,518	$(1,952,742)	(26.31)%

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $ 801,424 as of March 31, 2011, an increase of $387,956 or 93.83% from $413,468 as of December 31, 2010.  Our year-end balance was substantially lower than normal quarter-end balance because of an more agrresive collection effort by our vendors toward the end of the calendar year, a common practice followed by many Chinese businesses.

Liquidity and Capital Resources

Overview

We had net working capital of $11,003,187 at March 31, 2011, an increase of $1,655,261 over a net working capital of $9,347,926 at December 31, 2010.

The Company finances its daily operations mainly by cash flows generated from its business operations and loans from banking institutions and major shareholders. Major capital expenditures in the first quarter of year 2011 and 2010 were primarily financed by cash flows generated from business operations. As of March 31, 2011 we had approximately $2,300,000 in capital expenditure commitments that were related to the construction of a new corrugating medium paper production line and will be satisfied by payment of cash within the next 12 months.  In addition to the binding contracts that we have entered into, we have capital expenditure plans with estimated cost of up to $9 million in the second and third quarters of year 2011, including the installation of pulping facility improvements and a new power substation that work with the new corrugating medium paper production line, as well as new warehouse spaces.  We also intend to complete the acquisition of some 667,000 square meters of land within the next 12 months. The land acquisition is expected to consume an additional $14,500,000 in cash to pay for the financial compensation to current land owners and for the land use rights to the government. We expect to finance the above capital expenditures and land acquisition with the net working capital of $11,003,187, the net cash inflows generated from the rest of the year 2011 business operations, and if necessary, new loans from local Chinese banks. We do not have any firm commitment from the local banks with respect to new credit facilities in addition to the current bank borrowings, which aggregated to approximately $2,412,444 as of March 31, 2011. However, based on the present loan to equity ratio (which is less than 13% as of March 31, 2011), we do not believe the Company will have any problem securing additional bank loans as needed, unless the macroeconomic condition in China changes (e.g. government policies to tighten bank credit facilities as a tool to control inflation).

The Company currently does not have any specific plan for new equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2011 was $11,677,994, an increase of $329,886 from $11,348,108 as of December 31, 2010.   The increase over the three-month period ended March 31, 2011 was primarily attributable to a number of factors, including the following:

i.	Net cash provided by operating activities

Net cash provided by operating activities was $8,590,790 for the three months ended March 31, 2011, representing an increase of $4,935,588 or 135.03% from $3,655,202 for the comparable period in 2010.  The net income for the three months ended March 31, 2011 in the amount of $4,852,924 represented an increase of $1,726,830 or 55.24% from $3,126,094 for the comparable period in 2010.  In addition to the increase in net income, there are certain non-cash charges (including depreciation in the amount of $1,084,944) that reduced the net income but did not have the effect of reducing the balance of cash and cash equivalents.  Net cash flow from operating activities was also increased due to a decreased inventory balance (and an increase in operating cash flow) of $1,993,995, an increase in accounts payable (and an increase in operating cash flow) of $384,203, as well as increases in the estimated income tax liability (and also in operating cash flow) in the first quarter of year 2011 in the amount of $1,611,172.

ii.	Net cash used in investing activities

The Company incurred $5,843,476 in cash expenditures for investing activities in the first quarter of 2011, mainly for purchases of new equipment and progress payments for the construction of a new corrugating medium paper production line and ancillary facilities.  The total contract price for the new corrugating medium paper production equipment, which will have an annual capacity of 360,000 tons, is $29,695,134 and represents an unpaid purchase commitment in the next twelve months in the amount of $1,080,653. In addition, cost of contracts that we entered into to build other ancillary facilities for the new corrugating medium paper production line amounted to $12,227,744, of which $953,867 was unpaid as of March 31, 2011. Such ancillary facilities included a new pulping station and water treatment plant. Total unpaid capital expenditure commitment as of March 31, 2011 was in the amount of $2,119,907, which we expect to pay for with current cash and cash equivalent balance of approximately $11.7 million or cash flows from operating activities in the next twelve months.

The Company made a land acquisition deposit payment in June 2010 in the amount of $11,494,601 to the local residents council, which is in charge of the reimbursement and relocation of the residents who occupied the parcel of subject land that is a vital part of any future expansion of our facilities.  As of September 30, 2010, 56 families of local residents on the subject land have contracted to surrender their land use rights (representing roughly 85% of the total land to be acquired) and have been reimbursed.  The land acquisition process will continue throughout the rest of the year for us to obtain the title through the local government.  Unsatisfied with the slow progress of the acquisition, we demanded partial returns of the deposit from the local resident village council in December 2010 and received two refunds in total amount of $4,537,341. In addition to the remaining deposit, to complete the land acquisition we estimate that the entire land acquisition process will require an additional $14,500,000 (based on an estimated total average cost of approximately $31.78 per square meter) of cash payment in the next six to twelve months, which is expected to be paid for by future cash flows generated by our operating activities. If, however, the relocation and financial restoration phase continue to stall for more than six months, we may demand the full refund of whatever deposit already made from the local resident village council.

iii.	Net cash used in financing activities

Net cash used in financing activities was $2,493,398 during the three months ended March 31, 2011, as compared to $486,111 for the comparable period in 2010.  During the three months ended March 31, 2011, the company paid off the principal balance of the RMB 13,000,000 (approximately $1,966,182 at December 31, 2010) short-term loan from the Industrial & Commercial Bank of China on the renewal date of January 11, 2011. The Company also refinanced the RMB 13,280,000 ($2,008,530 at December 31, 2010) long-term loan from the Rural Credit Cooperative of Xushui County for a new three-year term loan in the amount of $1,499,216 on March 31, 2011.

Short term loans and current portion of long-term bank debt

Short-term bank loans
		March 31, 2011	December 31, 2010
Industrial & Commercial Bank of China	(a)	$-	$1,966,182
Industrial & Commercial Bank of China	(b)	913,228	907,468
Total short-term bank loans		$913,228	$2,873,650

(a)           During the year 2009 and up to May 2010, the Industrial & Commercial Bank of China provided two loans, which are secured by certain manufacturing equipment of the Company.  The Company paid off one of the two loans in May 2010. The remaining loan balance was in the amount of $1,966,182 as of December 31, 2010.  The interest was payable monthly at the fixed rate of 5.841% per annum for the remaining loan as of December 31, 2010. The principal of the remaining loan was due and paid off at maturity on January 11, 2011.

(b)           On July 28, 2010, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $913,228 as of March 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on July 19, 2011 and carries an interest rate at 5.31% per annum.

As of March 31, 2011 and December 31, 2010, short-term borrowings were comprised of secured bank loans of $913,228 and $2,873,650, respectively, and no unsecured bank loans. The factoring facility was secured by certain accounts receivable amounted to $1,109,424 and $1,064,187 as of March 31, 2011 and December 31, 2010, respectively. In addition to this, as of December 31, 2010 other secured loans were secured by the Company’s manufacturing equipment of $4,928,033. There is no other secured loan as of March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Company has no credit facility with the banks.  The average short-term borrowing rates for the three months ended March 31, 2011 and 2010 were approximately 5.42% and 5.85%, respectively.

Shareholder loans

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  As of March 31, 2011 and December 31, 2010, the net amount due to Mr. Liu was $2,223,089 and $2,209,068, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of March 31, 2011 and December 31, 2010.  The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest equal to the rate established by the People’s bank of China and are due on July 31 and August 4, 2011, respectively.  As of March 31, 2011 and December 31, 2010, the total loan amount payable was $2,054,763 and $2,041,804, respectively.  The interest rate as of March 31, 2011 and December 31, 2010 was 5.85% and 5.85% per annum, respectively.

The interest expenses incurred for the above related party loans are $62,380 and $79,521 for the three months ended March 31, 2011 and 2010.

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

Revenue Recognition Policy

The Company recognizes revenue when goods are delivered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured.   Goods are considered delivered when the customer’s truck picks up goods at our finished goods inventory warehouse.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2011 and December 31, 2010 to translate the Chinese RMB to the U.S. Dollars are 6.5701:1 and 6.61180:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.5894:1, and 6.83603:1 for the three months ended March 31, 2011 and 2010, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of March 31, 2011. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$2,412,444	$913,228	$1,499,216	$—	$—
Equipment and Construction Costs Commitment	2,119,907	2,119,907	—	—	—
Operating Lease Obligations	378,990	18,265	36,530	36,530	287,665
Total	$4,911,341	$3,051,400	$1,535,746	$36,530	$287,665

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

(a)
If Net Income for 2009 shall be at least ten per cent (10%) less than the 2009 Performance Threshold, then (x) the 2009 Escrow Shares (defined below) shall be distributed on a pro rata basis to the Buyers based on the number of shares of common stock purchased by each Buyer pursuant to the Securities Purchase Agreement, and (y) within five (5) business days after March 31, 2010, the Company shall order the escrow agent to issue and deliver the 2009 Escrow Shares to each Buyer on a pro rata basis.  ”2009 Escrow Shares” shall be the number of Escrow Shares equivalent to the percentage by which the Company missed the 2009 Performance Threshold.  For example, if the Company were to miss the 2009 Performance Threshold by 15%, the 2009 Escrow Shares shall comprise 112,500 (post reverse split) shares of common stock.

(b)
If Net Income for 2010 shall be at least ten per cent (10%) less than the 2010 Performance Threshold, then (x) the 2010 Escrow Shares (defined below) shall be distributed on a pro rata basis to the Buyers based on the number of shares of common stock purchased by each Buyer pursuant to the Securities Purchase Agreement, and (y) within five (5) business days after March 31, 2011, the Company shall order the escrow agent to issue and deliver the 2010 Escrow Shares to each Buyer on a pro rata basis.  ”2010 Escrow Shares” shall be the number of Escrow Shares equivalent to the percentage by which the Company missed the 2010 Performance Threshold.  For example, if the Company were to miss the 2010 Performance Threshold by 25%, the 2010 Escrow Shares shall comprise 187,500 (post reverse split) shares of Common Stock.

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

As of December 31, 2009, the Company achieved the financial performance threshold for 2009. The Company’s net income determined in accordance with the US GAAP for the year ended December 31, 2010 was $15,551,536, which fails the 2010 Performance Threshold of $18 million by more than 10%. However, the Buyers and the Company have agreed to reduce the 102,019 Escrow Shares that are otherwise transferable to the Buyers by 50% to 51,010 Escrow Shares pursuant to a carve-out under Article 1.6 (vii) of the Make Good Securities Escrow Agreement for items that are “whatsoever beyond the Company’s reasonable control,” including part of the $1,041,452 of 2010 legal and accounting fees related to (1) the internal independent investigation conducted by the Company’s Audit Committee during 2010 in response to certain allegations against the Company and its financial positions and operations, and (2) defending the shareholder class action lawsuit filed on August 6, 2010.

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

As of January 6, 2010, the Company has been in breach of certain obligations under the October 7, 2009 Registration Rights Agreement and was subject to the liquidated damages provisions under the same agreement.  Under the Registration Rights Agreement, which was entered into by the Company and the Buyers of the October 7, 2009 private placement, the Company is obligated to file a registration statement to register the Buyers’ shares within 90 days of October 7, 2009.  Nevertheless, the Company had decided to postpone the registration of the Buyers’ shares until after the closing of the next financing transaction.  On March 15, 2010, the Company and the Buyers entered into a Waiver Agreement for the Buyers to waive their registration rights and the liquidated damages under the Registration Rights Agreement.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20).  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  In January 2011, ASU 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” is issued to temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. Accordingly, ASU 2010-20 are changed to be effective for interim and annual periods ending after June 15, 2011. Management assessed that ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Winston C. Yen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2011. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 20, 2010, the Company was served notice of a stockholder class action lawsuit filed on August 6, 2010 in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  One group of three shareholders, including Mr. Henning, with a total alleged loss of approximately $150,000 has filed a motion to be appointed as lead plaintiff and has been so appointed by the court.  The Company and the defendant officers and directors have retained the law firm DLA Piper US LLP to represent them in connection with the lawsuit.  The Company believes that the lawsuit has no merit and intends to mount a vigorous defense. The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011.  The plaintiffs subsequently filed their opposition to the Company’s motion to dismiss on April 28, 2011. Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the company is probable or that an unfavorable outcome to the company is remote. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the Tribank Matter).  By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees.  On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdication of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. The Company believes that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

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

Item 2.                      Unregistered Sale of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Item 3.                      Defaults Upon Senior Securities.

           To our knowledge, there are no material defaults upon senior securities.

Item 4.                      (Removed and Reserved).

Item 5.                      Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Dated: May 10, 2011	By:	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2011	By:	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer (Principal Financial Officer)