Form 10-Q
period 2011-06-30
Orient Paper Inc.
filed 2011-08-09
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number:001-34577

ORIENT PAPER, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4158835
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

Science Park,Juli Rd, Xushui County, Baoding City
HebeiProvince, The People’s Republic of China 072550
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,350,191 shares of common stock, $.001 par value, were outstanding as of August 4, 2011.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$6,279,126	$11,348,108
Notes receivable	-	308,539
Accounts receivable (net of allowance for doubtfulaccounts of $58,264 and $37,535 as of June 30, 2011 and December 31, 2010, respectively)	2,912,431	1,839,235
Inventories	6,152,227	7,422,518
Prepayments and other current assets	548,807	184,723

Total current assets	15,892,591	21,103,123

Prepayment on property, plant and equipment	7,117,438	6,957,258

Property, Plant, and Equipment, net	109,762,035	87,445,960

Total Assets	$132,772,064	$115,506,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$2,939,811	$2,873,650
Current portion of long-term debt	-	2,008,530
Loan from related parties	2,088,813	2,041,804
Accounts payable	1,390,304	413,468
Accrued payroll and employee benefits	362,620	336,932
Other payables and accrued liabilities	1,480,589	2,363,686
Income taxes payable	1,914,248	1,717,127

Total current liabilities	10,176,385	11,755,197

Loan from credit union	5,593,378	-
Loan from related parties	2,259,928	2,209,068

Total liabilities	18,029,691	13,964,265

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,350,191 and 18,344,811 sharesissued and outstanding as of June 30, 2011 andDecember 31, 2010, respectively	18,350	18,345
Additional paid-in capital	45,758,020	45,727,656
Statutory earnings reserve	5,661,587	5,661,587
Accumulated other comprehensive income	9,594,287	7,138,233
Retained earnings	53,710,129	42,996,255

Total stockholders' equity	114,742,373	101,542,076

Total Liabilities and Stockholders' Equity	$132,772,064	$115,506,341

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$41,534,386	$38,257,140	$74,759,605	$64,715,328

Cost of Sales	(32,725,129)	(29,130,668)	(58,178,640)	(50,748,327)

Gross Profit	8,809,257	9,126,472	16,580,965	13,967,001

Selling, General and Administrative Expenses	(719,679)	(638,361)	(1,579,965)	(1,077,699)
Loss from Disposal of Property, Plant and Equipment	(607)	(1,082,454)	(69,168)	(1,082,454)

Income from Operations	8,088,971	7,405,657	14,931,832	11,806,848

Other Income (Expense):
Interest income	13,108	62,286	24,254	89,474
Interest expense	(136,989)	(169,929)	(267,055)	(333,246)

Income before Income Taxes	7,965,090	7,298,014	14,689,031	11,563,076

Provision for Income Taxes	(2,104,140)	(1,946,159)	(3,975, 157)	(3,085,127)

Net Income	5,860,950	5,351,855	10,713, 874	8,477,949

Other Comprehensive Income:

Foreign currency translation adjustment	1,792,556	318,553	2,456,054	327,496

Total Comprehensive Income	$7,653,506	$5,670,408	$13,169,928	$8,805,445

Earnings Per Share:

Basic Earnings per Share	$0.32	$0.30	$0.58	$0.51

Fully Diluted Earnings per Share	$0.32	$0.30	$0.58	$0.51

Weighted Average Number of Shares
Outstanding - Basic	18,350,186	18,113,740	18,348,464	16,510,549
Outstanding - Fully Diluted	18,350,186	18,113,740	18,348,464	16,512,621

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities:
Net income	$10,713,874	$8,477,949
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,189,099	2,022,597
Loss from disposition of property, plant and equipment	69,168	1,082,454
Allowance for bad debts	19,656	31,289
Stock-based expense for service received	30,369	101,046
Changes in operating assets and liabilities:
Accounts and notes receivable	(727,352)	(1,564,445)
Prepayments and other current assets	(358,551)	(58,243)
Inventories	1,426,046	(2,364,301)
Accounts payable	957,157	1,813,964
Accrued payroll and employee benefits	18,752	4,291
Other payables and accrued liabilities	(787,118)	507,642
Income taxes payable	155,932	689,408

Net Cash Provided by Operating Activities	13,707,032	10,743,651

Cash Flows from Investing Activities:
Prepayment/deposit for purchase of property, plant and equipment	(132,433)	(19,605,691)
Purchases of property, plant and equipment	(22,348,549)	(263,022)
Proceeds from disposal of property, plant and equipment	743	-

Net Cash Used in Investing Activities	(22,480,239)	(19,868,713)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	200,000
Repayment of related party loans	-	(200,000)
Proceeds from bank loans	7,524,956	-
Repayments of bank loans	(4,023,516)	(2,373,237)
Proceeds from public offering of common stock	-	26,570,162
Reclassification of restricted cash to cash and cash equivalents	-	29,105

Net Cash Provided by Financing Activities	3,501,440	24,226,030

Effect of Exchange Rate Changes on Cash and Cash Equivalents	202,785	38,986

Net (Decrease)/ Increase in Cash and Cash Equivalents	(5,068,982)	15,139,954

Cash and Cash Equivalents - Beginning of Period	11,348,108	6,949,953

Cash and Cash Equivalents - End of Period	6,279,126	$22,089,907

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$262,101	$222,217
Cash paid for income taxes	$3,819,225	$2,395,720

See accompanying notes to condensed consolidated financial statements.

Orient Paper, Inc
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

DongfangZhiye Holding Limited (“Dongfang Holding”) was formed on November 13, 2006, under the laws of the British Virgin Islands, and is an investment holding company. As such, Dongfang Holding does not generate any financial or operating transactions. On July 16, 2007, Dongfang Holding entered into an agreement to acquire the equity ownership of HBOP and placed all the equity interest in trust with Mr. Zhenyong Liu, Mr. Xiaodong Liu, and Mr. Shuangxi Zhao (the original equity owners of HBOP), pursuant to a trust agreement executed as of the same date. Under the terms of the trust agreement, the original equity owners of HBOP would exercise control over the disposition of Dongfang Holding’s shares in HBOP on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of HBOP’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of HBOP’s equity interest.  In connection with the consummation of the restructuring transactions on June 24, 2009 as described below, Dongfang Holding directed its trustee to return its equity ownership in HBOP to their original equity owners.

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

Prior to the completion of the reverse merger, Orient Paper only had limited operations (since its incorporation on December 9, 2005). On December 21, 2007, the name of the Company was changed from Carlateral, Inc. to Orient Paper, Inc. in order to better reflect the current business plan subsequent to the reverse merger. Accordingly, the reverse merge has been recorded as a recapitalization of Orient Paper.

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

Orient Paper, Inc
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

Orient Paper has no direct equity interest on HBOP. However, through the contractual agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s activities that most significantly affect its economic performance, resulting in HBOP being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”) (formerly FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities as amended by SFAS 167, an Amendment to FIN 46R). The revenue of the Company generated from HBOP for the quarter ended June 30, 2011 and 2010 were 94.11% and 97.7%, respectively. HBOP also accounted for 79.8% and 79.6% of the total assets of the Company as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, details of the Company’s subsidiaries and variable interest entities are as follows:

Name	Date of Incorporation or Establishment	Place of Incorporation or Establishment	Percentage of Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
BaodingShengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity:
HBOP	March 10, 1996	PRC	Control*	Paper Production and distribution
* HBOP is treated as a 100% controlled variable interest entity of the Company

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (GAAP) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 of Orient Paper, Inc. a Nevada corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as Orient Paper, we, us or our)

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The balance sheet as of June 30, 2011 and the results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period.

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ materially from those estimates.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3) Inventories

Raw material inventory includes mainly recycled paper and coal.  Finished goods include mainly products of medium-grade offset printing paper and corrugating medium paper.  Inventories consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Raw Materials
Recycled paper board	$3,072,984	$3,807,678
Pulp	13,483	13,180
Recycled printed paper	248,460	593,604
Recycled white scrap paper	1,142,995	801,783
Coal	881,133	1,441,082
Base paper and other raw materials	155,452	151,269
	5,514,507	6,808,596
Finished Goods	637,720	613,922
Totals	$6,152,227	$7,422,518

(4) Prepayment and other current assets

Prepayment and other current assets consisted of the following:
	June 30, 2011	December 31, 2010
Prepayment for purchase of materials	$341,040	$158,848
Prepaid insurance	184,070	19,000
Others	23,697	6,875
	$548,807	$184,723

(5) Prepayment on property, plant and equipment

As of June 30, 2011 and December 31, 2010, prepayment on property, plant and equipment consisted of $7,117,438 and $6,957,258, respectively, in respect of prepaid land use right.

(6) Property, plant and equipment

As of June 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Property, Plant, and Equipment:
Land use rights	$2,318,459	$2,266,282
Building and improvements	10,248,652	7,283,466
Machinery and equipment	66,946,624	64,913,451
Vehicles	229,222	224,063
Construction in progress	52,225,128	32,316,540
	131,968,085	107,003,802
Less accumulated depreciation and amortization	(22,206,050)	(19,557,842)
Property, Plant and Equipment, net	$109,762,035	$87,445,960

Land use rights represent state-owned land located in China with lease terms of 50 years expiring in 2053.

Construction in progress mainly represents payments for the new5600 corrugating medium paper production line under construction.

Property, plant and equipment with net values of $10,573,729 and $4,928,033 have been pledged for short-term bank loans of HBOP as of June 30, 2011 and December 31, 2010, respectively. Depreciation and amortization of property, plant and equipment during the three months ended June 30, 2011 and 2010 were $1,104,155 and $1,078,337, respectively, while the depreciation and amortization were $2,189,099 and $2,022,597 during the six months ended June 30, 2011 and 2010, respectively.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7) Loans Payable

Short-term bank loans
		June 30, 2011	December 31, 2010
Industrial & Commercial Bank of China	(a)	$-	$1,966,182
Industrial & Commercial Bank of China	(b)	928,361	907,468
Industrial & Commercial Bank of China	(c)	2,011,450	-
Total short-term bank loans		$2,939,811	$2,873,650

(a)
During year 2009 and up to May 2010, Industrial & Commercial Bank of China provided two loans, which were secured by certain manufacturing equipment of the Company.  The Company paid off one of the loans in May 2010.  The remaining loan balance was in the amount of $1,966,182 as of December 31, 2010.  The interest was payable monthly at the fixed rate of 5.841% per annum for the remaining loan, which was due and paid off at maturity on January 11, 2011.

(b)
On July 28, 2010, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $928,361 as of June 30, 2011 and $907,468 as of December 31, 2010. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expired on July 18, 2011 and carried an interest rate of 5.31% per annum.  See Note (19), Subsequent Events, for information of payoff of the factoring facility in July 2011.

(c)
On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $2,011,450 as of June 30, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expires on February 27, 2012 and carries an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

As of June 30, 2011 and December 31, 2010, short-term borrowing were comprised of secured bank loans of $2,939,811 and $2,873,650, respectively, and no unsecured bank loans. The factoring facility was secured by essentially all of the Company’s accounts receivable in the amount of $3,830,874 and $1,064,187 as of June 30, 2011 and December 31, 2010, respectively, while the secured loan was secured by the Company’s manufacturing equipment of $10,573,729 and $4,928,033 as of June 30, 2011 and December 31, 2010 respectively.

As of June 30, 2011 and December 31, 2010, the Company had no credit facility with the banks. The average short-term borrowing rates for the six months ended June 30, 2011 and 2010 were approximately 5.85% and 5.81%, respectively.

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

On March 31, 2011 the Company prepaid the entire principal and accrued interest of the Rural Credit Cooperative of Xushui County loan and entered into a new three-year term loan agreement with the Xushui County Rural Credit Union for $1,524,060.  The new loan is guaranteed by an independent third party.  Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011 the Company entered into a new term loan agreement with the Xushui County Rural Credit Union for $4,069,318.  The new loan is guaranteed by an independent third party and will mature on June 9, 2013.  Interest payment is due quarterly and bears the rate of 0.72% per month.

Total interest expenses for the short-term bank loans and long-term loan for the three months ended June 30, 2011 and 2010 was $73,504 and $138,421, respectively.For the six months ended June 30, 2011 and 2010, the interest expenses for the short-term bank loans and long term loan were $141,190 and $222,217, respectively.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Future maturities of short term and long term loans payable were as follows as of June 30, 2011:

June 30,	Amount
2012	$2,939,811
2013	4,069,318
2014	1,524,060
8,533,189

(8) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  As of June 30, 2011 and December 31, 2010, net amount due to Mr. Liu were $2,259,928 and $2,209,068, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of June 30, 2011 and December 31, 2010.  The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest equal the rate established by the People’s bank of China and are due on July 31 and August 4, 2011, respectively.  As of June 30, 2011 and December 31, 2010, the total loan amount payable was $2,088,813 and $2,041,804, respectively.  The interest rate as of June 30, 2011 and December 31, 2010 was 5.85% and 5.85% per annum, respectively.See Note (19), Subsequent Events, for information of repayments of both loans in August 2011.

The interest expenses incurred for above related party loans were $63,485 and $55,525 for the three months ended June 30, 2011 and 2010, while the interest expenses were $125,865 and $111,030 for the six months ended June 30, 2011 and 2010.

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Accrued electricity	$189,031	$573,294
Accrued audit and professional fees	134,000	290,000
Value-added tax payable	426,370	884,779
Accrued interest	259,406	248,676
Payable for purchase of equipment	108,309	236,698
Short-term cash advance from an unrelated party	300,000	-
Others	63,473	130,239
Totals	$1,480,589	$2,363,686

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

The fair value for the warrant was approximately $200,158 as a whole and the unamortized balance as of June 30, 2011 and 2010 was nil and nil, respectively.  It has been amortized over the servicing period of 1 year since July 24, 2009.  For the three months ended June 30, 2011 and 2010, the Company charged nil and $42,532 to earnings, while for the six months ended June 30, 2011 and 2010 the Company charged nil and $79,521 to earnings, respectively.  As of January 19, 2010, the warrant had been cashless exercised for 16,597 shares.  As of June 30, 2011 and 2010, there was no outstanding warrant.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Make Good Securities Escrow Agreement

On October 7, 2009, the Company entered into a Securities Purchase Agreement with Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”) to sell to the Buyers 2,083,333 shares of the Company’s common stock for an aggregate purchase price of $5,000,000 (the “Private Placement”). The Private Placement was closed on October 7, 2009.  In connection to the Private Placement, the Company entered into a Make Good Securities Escrow Agreement with the Buyers of the Private Placement and Mr. Liu, the Company’s Chief Executive Officer and the major shareholder.  As an inducement for the Buyers to enter and consummate the Private Placement, Mr. Liu agreed to place 750,000 shares of common stock (the “Escrow Shares”) into escrow for the benefit of the Buyers in the event the Company fails to achieve the following financial performance thresholds for the 12-month periods ended December 31, 2009 (“2009”) and December 31, 2010 (“2010”):

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

The Company has achieved the financial performance threshold for 2009.  For 2010, the Company’s net income determined in accordance with the US GAAP for the year 12-month period ended December 31, 2010 was $15,551,536, which failed the 2010 Performance Threshold of $18 million by more than 10%.  However, the Buyers and the Company have agreed to reduce the 102,019 Escrow Shares that are otherwise transferable to the Buyers by 50% to 51,011 Escrow Shares pursuant to a carve-out term under Article 1.6 (vii) of the Make Good Securities Escrow Agreement for items that are “whatsoever beyond the Company’s reasonable control,” including part of the $1,041,452 of 2010 legal and professional fees related to (1) the internal independent investigation conducted by the Company’s Audit Committee during 2010 in response to certain allegations against the Company and its financial positions and operations, and (2) defending the shareholder class action lawsuit filed on August 6, 2010 (see Pending Litigation in Note (13) Commitments and Contingencies, below).  The delivery of the transferable escrowed shares was made on June 30, 2011 and had no effect on the Company’s financial statements.

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

(11) Earnings Per Share

For the six months ended June 30, 2011 and 2010, basic and diluted net income per share were calculated  as follows:

	Three Months Ended June 30,
	2011	2010
Basic income per share
Net Income for the period – numerator	$5,860,950	$5,351,855
Weighted average common stock outstanding - denominator	18,350,186	18,113,740
Net income per share	$0.32	$0.30

Diluted income per share
Net Income for the period – numerator	$5,860,950	$5,351,855
Weighted average common stock outstanding - denominator	18,350,186	18,113,740
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,350,186	18,113,740
Diluted income per share	$0.32	$0.30

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Basic income per share
Net Income for the period – numerator	$10,713,874	$8,477,949
Weighted average common stock outstanding - denominator	18,348,464	16,510,549
Net income per share	$0.58	$0.51

Diluted income per share
Net Income for the period – numerator	$10,713,874	$8,477,949
Weighted average common stock outstanding - denominator	18,348,464	16,510,549
Effect of dilution
Warrant	-	2,072
Weighted average common stock outstanding - denominator	18,348,464	16,512,621
Diluted income per share	$0.58	$0.51

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

The provision for income taxes for the three months ended June 30, 2011 and 2010 was as follows:
	Three Months Ended June 30,
	2011	2010
Provision for Income Taxes
Current Tax Provision – PRC	$2,104,140	$1,946,159
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$2,104,140	$1,946,159

The provision for income taxes for the six months ended June 30, 2011 and 2010 was as follows:
	Six Months Ended June 30,
	2011	2010
Provision for Income Taxes
Current Tax Provision – PRC	$3,975,157	$3,085,127
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$3,975,157	$3,085,127

During the three months ended June 30, 2011 and 2010, the effective income tax rate was estimated by the Company to be 26.4% and 26.7%, respectively, while during the six months ended June 30, 2011 and 2010, the effective income tax rate was estimated by the Company to be 27.1% and 26.7%, respectively.

The Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes). To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2011 and December 31, 2010,management considered that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for both the three months and the six months ended June 30, 2011 and 2010, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $18,567.  This operating lease is renewable at the end of the 30-year term. The rental expenses for the three months ended June 30, 2011 and 2010 were $4,633 and $4,390, while the rental expenses were $9,186 and $8,779 for the six months ended June 30, 2011 and 2010, respectively.

Future minimum lease payments are as follows:

June 30,	Amount

2012	$18,567
2013	18,567
2014	18,567
2015	18,567
2016	18,567
Thereafter	287,793
Total operating lease payments	$380,628

Capital commitment

The Company has signed several contracts for constructing plants and purchase of equipment. The outstanding commitments are $4,289,958 and $7,628,331 as of June 30, 2011 and December 31, 2010, respectively. The Company expects to pay off all the balances by the end of 2011.

Pending Litigation

On August 20, 2010, the Company was served notice of a stockholder class action lawsuit filed on August 6, 2010 in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  One group of three shareholders with a total alleged loss of approximately $150,000 has filed a motion to be appointed as lead plaintiff and has been so appointed by the court.  The Company and the defendant officers and directors have retained the law firm DLA Piper US LLP to represent them in connection with the lawsuit.  The Company believes that the lawsuit has no merit and intends to mount a vigorous defense. The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. The plaintiffs subsequently filed their opposition to the Company’s motion to dismiss on April 28, 2011. On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed. Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the company is probable or that an unfavorable outcome to the company is remote. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”).  By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees.  On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes.The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company evaluates performance of its operating segments based on net income. Administrative functions such as finance, treasury and information systems are centralized.  However, where applicable, portions of the administrative function expenses are allocated between the operating segments based on gross revenue generated.  The operating segments do share facilities in Xushui County, Baoding City, Hebei, China. All sales were sold to customers located in the PRC.

Summarized financial information for the two reportable segments for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30, 2011
	HBOP	BaodingShengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$39,286,977	$2,247,409	-	-	$41,534,386
Gross Profit	8,022,937	786,320	-	-	8,809,257
Depreciation and amortization	875,775	228,379	-	-	1,104,154
Interest income	8,858	4,138	112	-	13,108
Interest expense	136,989	-	-	-	136,989
Net Income (Loss)	5,735,351	563,827	(438,228)	-	5,860,950

	Three Months Ended June 30, 2010
	HBOP	BaodingShengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$37,117,143	$1,139,997	-	-	$38,257,140
Gross Profit	8,601,609	524,863	-	-	9,126,472
Depreciation and amortization	861,468	216,869	-	-	1,078,337
Interest income	28,563	27,129	6,594	-	62,286
Interest expense	169,929	-	-	-	169,929
Net Income (Loss)	5,376,323	397,734	(422,202)	-	5,351,855

Summarized financial information for the two reportable segments for the six months ended June 30, 2011 and 2010 is as follows:

	Six Months Ended June 30, 2011
	HBOP	BaodingShengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$70,354,897	$4,404,708	-	-	$74,759,605
Gross Profit	15,002,549	1,578,416	-	-	16,580,965
Depreciation and amortization	1,736,312	452,787	-	-	2,189,099
Interest income	11,525	12,574	155	-	24,254
Interest expense	267,055	-	-	-	267,055
Net Income (Loss)	10,600,193	1,150,385	(1,036,704)	-	10,713,874
Total Assets	105,940,081	34,757,503	469,464	(8,394,984)	132,772,064

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2010

	HBOP	BaodingShengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$63,226,125	$1,489,203	-	-	$64,715,328
Gross Profit	13,211,739	755,262	-	-	13,967,001
Depreciation and amortization	1,733,895	288,702	-	-	2,022,597
Interest income	55,372	27,466	6,636	-	89,474
Interest expense	333,246	-	-	-	333,246
Net Income (Loss)	8,607,157	566,388	(695,596)	-	8,477,949
Total Assets	76,747,727	37,335,253	1,185,569	(7,497,550)	107,770,999

(15) Concentration of Major Suppliers

For the three months ended June 30, 2011, the Company had two major suppliers which primarily accounted for 74% and 16% of the total purchases. For the three months ended June 30, 2010, the Company had three major suppliers accounted for 48%, 29% and 16% of the total purchases.

For the six months ended June 30, 2011, the Company had two major suppliers which primarily accounted for 77% and 12% of total purchases.  For the six months ended June 30, 2010, the Company had three major suppliers which accounted for 53%, 25% and 15% of total purchases.

(16) Concentration of Credit Risk

Financial instruments which the Company is potentially subject to concentrations of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all covered by the FDIC insurance but carry a balance exceeding the maximum coverage of $250,000 by $11,697 and nil as of June 30, 2011 and December 31, 2010, respectively.

Orient Paper, Inc
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

(18) Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is a new accounting guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The Company is currently evaluating the impact of this guidance but believes the adoption of it will have no material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is a new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning January 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

(19) Subsequent Events

On July 19, 2011, the Company paid off the RMB 6,000,000 Yuan principal amount of the Industrial & Commercial Bank of China accounts receivable factoring facility of $928,361.

On August 1 and August 4, 2011, the Company paid off principal balances with accrued interest of two loans owed to two members of the Board of Directors of HBOP, who decided not to renew their loan with the Company upon maturity of these loans.  The principal payoff in the amounts of RMB 6,000,000 Yuan and RMB 7,500,000 Yuan were approximately $933,126 and $1,166,407 based on the exchange rates on August 1 and August 4, 2011, respectively.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the periods ended June 30, 2011 and 2010 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report.Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper for the three months ended June 30, 2011 was $39,286,977, an increase of $2,169,833 or 5.85% from $37,117,144 for the comparable period in 2010.  Nevertheless, because of (1) temporary disruptions by the on-going construction activities of the new production line, including power shut offs, (2) production adjustment to meet the new stricter waste water discharge standard imposed by the government starting year 2011, and (3) the disposition of a smaller corrugating medium paper production line in late June 2010 as explained below, total offset printing and corrugating medium paper sold during the three months ended June 30, 2011 amounted to 61,867 tons, a decrease of 8,097 tons or 11.57%, compared to 69,964 tons sold in the comparable period in the previous year. Exclusive of quantities sold from finished goods that we purchased from other manufacturers, we sold 50,435 tons of offset printing and corrugating medium paper during the three months ended June 30, 2011, resulting in a decrease in tonnage sold of 19,529 tons, or 27.91%, as compared to the same period a year ago. The changes in revenue dollar amount and in tonnage from the second quarter of year 2010 to the same period in year 2011 are summarized as follows:

	Three Months Ended		Three Months Ended		Change in		Percentage
	June 30, 2011		June 30, 2010				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	27,001	$11,028,373	35,599	$11,544,113	(8,598)	$(515,740)	-24.15%	-4.47%
Medium-Grade Offset Printing Paper	34,866	$28,258,604	34,365	$25,573,031	501	$2,685,573	1.46%	10.50%
Total Corrugating Medium and Offset Printing Paper Revenue	61,867	$39,286,977	69,964	$37,117,144	(8,097)	$2,169,833	-11.57%	5.85%

Average Selling Prices (“ASPs”) for our main products in the three-month periods ended June 30, 2010 and 2011 are summarized as follows:

	Medium-Grade Offset ASP	Corrugating Medium Paper ASP
Quarter ended June 30, 2010	$744	$324
Quarter ended June 30, 2011	$810	$408
Increase(decrease) from comparable period in the previous year	$66	$84
Increase(decrease) as a percentage	8.87%	$25.93%

Revenue from corrugating medium paper amounted to $11,028,373 (or 28.07% of total offset printing paper and corrugating medium paper revenue) for the three months ended June 30, 2011, representing a $515,740 (or 4.47%) decrease over the corrugating medium paper revenue of $11,544,113 for the comparable period in 2010.  We sold 27,001 tons of corrugating medium paper in the three months ended June 30, 2011 versus 35,599 tons for the same period sold a year ago, representing a 24.15% drop in quantities sold, due to the disposal of one of our corrugating medium paper production lines in late June 2010.  Despite the decrease in sales quantity, ASP for corrugating medium paper rose from $324/ton in the three months ended June 30, 2010 to $408/ton in the three months ended June 30, 2011, representing a 25.93% increase over the comparable period.  We believe the increase in ASP is primarily attributable to (1) increasing customer demand, and more importantly (2) a regional shortage in paper products supply, caused by mandatory closures of other smaller paper manufacturers under government mandates in 2010 and 2011.  For example, the provincial government of Hebei announced on June 12, 2010 that it was working on closing 64 inefficient paper production lines with 26 local paper mills by the end of the year 2010, accounting for an elimination of annual capacity of approximately 400,000 tons in 2010, while the neighboring province of Henan announced that it was closing more than 100 local paper mills with an aggregate capacity of over 2 million tons of paper production. The Ministry of Industry and Information Technology of the People’s Republic of China announced on July 11, 2011 that 8.2 million tons of outdated paper milling capacities located in 599 paper companies across China will be forced to close down in the year 2011 (the “2011 Mandatory Closure”). Of all of the paper mills affected by the 2011 Mandatory Closure, 82 companies with total capacities of 1.07 million tons (or 13% of total closure) are located in the province of Hebei, where many of the old paper mills only have capacities under 50,000 tons. Our neighboring province of Henan will also see 1.84 million tons capacities (or 22% of total 2011 closure), currently owned by 84 companies, eliminated before the end of the year.  Many industry commentators believe that the 2011 Mandatory Closure will impact mostly packaging paper, printing paper and household paper supplies in China in 2011 and will drive up selling prices of these products.

Beginning in late June 2010, we shut down and later demolished one of our two corrugating medium paper production lines.  We had originally planned to build a new 360,000 ton/year new corrugating medium paper production line and other facilities on some 667,000 square meters of land across the street from our current main manufacturing compound, but due to certain changes in the plan, we decided to instead build the new production line in our current manufacturing compound.  To make room for the new production line and related pulping facilities, we tore down two existing buildings and an existing corrugating medium paper production line. We estimate the lost capacity was approximately 34,000 tons per year.  The new corrugating medium paper production line is expected to begin production in the third quarter of 2011.

Revenue from medium-grade offset printing paper amounted to $28,258,604(or 71.93% of total offset printing paper and corrugating medium paper revenue) for the three months ended June 30, 2011, which represents a $2,685,573(or 10.50%) increase over the medium-grade offset printing paper revenue of $25,573,031 for the comparable period in 2010.  We sold 34,866tons of medium-grade offset printing paper in the second quarter of year 2011 compared to 34,365 tons of medium-grade offset printing paper in the comparable period in year 2010, an increase of 501 tons or 1.46%.  We believe that the factors contributing to the year 2011 first quarter increase in both total quantity and dollar amount sold include (1) the increase in ASP for offset printing paper products from $744/ton in the second quarter of year 2010 to $810/ton in the second quarter of 2011, representing an increase of 8.87%, (2) a regional shortage in paper products supply, caused by the 2011 Mandatory Closure, and (3) additional revenue from the sales of offset printing paper finished goods purchased from other paper manufacturers in the second quarter of 2011. Absent further government-mandated capacity closure and substantial industry-wide pricing adjustments to reflect inflating costs, we believe the ASP of major printing paper products may stabilize in the second half of fiscal year 2011, especially after the stabilization of the cost of wood pulp and the possible additional supplies produced by other major paper manufacturers in the third quarter of 2011.

As a partial remedy for the lost production due to the aforementioned disposal and temporary removal of two old boilers in 2010, starting in August 2010 the Company entered into four offset printing paper supply agreements and one corrugating medium paper supply agreement with paper manufacturers in Hebei Province and the neighboring Shandong province (the “Supply Agreements”).  As of June 30, 2011, we still had four Supply Agreements (all for offset printing paper products) in effect until June 30, 2011.  During the three months ended June 30, 2011, revenue generated from sales of offset printing paper finished goods purchased from these vendors pursuant to the Supply Agreements was in the amount of $9,258,035(or 11,432 tons), representing 32.76% of sales revenue of medium-grade offset printing paper during the three months ended June 30, 2011.  Although gross profit margin of sales of paper purchased under these Supply Agreements registers significantly less than that of our own products (see discussions at “Gross Profit” below), we intend to extend these Supply Agreements past their expiration as long as market conditions permit.

The following is a chart showing the month-by-month ASPs (except for the ASPs of the digital photo paper) for the 24 month period ended June 30, 2011:

Monthly sales revenue, including revenue from the sales of purchased paper finished goods and excluding revenue of digital photo paper, for the 12 month period ended June 30, 2011, are summarized below.  Monthly sales in July/August 2010 and February 2011 were substantially lower than average mainly because of the loss of two old boilers and the extended Chinese New Year break.

Revenue of Digital Photo Paper

Since March 2010, we have produced and sold digital photo paper.  Revenue generated from selling digital photo paper was $2,247,409 (or 5.41% of total revenue) for the three months ended June 30, 2011:

	Three Months Ended		Three Months Ended				Percentage
Sales	June 30, 2011		June 30, 2010		Change in		Change
Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	556.35	$2,247,409	168.82	$1,139,996	387.53	$1,1,07,413	229.55%	97.14%

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2).  During the second quarter of the year 2010, we made the decision to significantly lower the ASP by producing more light weight digital photo paper products to meet the needs of different customers.  We lowered the ASP from $4,928/ton in June 2010 to $3,691/ton in June 2011, and as a result, monthly sales quantity increased from 102 tons in June 2010 to 201 tons and 161 tons in May and June 2011 respectively.

Digital photo paper products’ monthly ASPs, monthly sales quantity (in tons) and monthly sales revenue for the period from inception to June 30, 2011 are summarized as follows:

Cost of Sales

Total cost of sales for corrugating medium and offset printing paper for the three months ended June 30, 2011 was $31,264,041, an increase of $2,748,506 or 9.64% from $28,515,535 for the comparable period in 2010.  The increase in total cost of sales in the second quarter of year 2011 is primarily due to the net increased sales revenue (especially the rising ASPs), which appears to have been triggered by the rising price of raw materials.  As explained above, total sales revenue (excluding revenue from sales of digital photo paper) grew from $37,117,144 in the second quarter of 2010 to $39,286,977 in the comparable period in year 2011, representing a 5.85% year-over-year increase. Cost of sales of corrugating medium and offset printing paper per unit became higher in the three months ended June 30, 2011 than the same period in year 2010 because of (1) the higher unit cost (and therefore, lower sales mark-up) for the sales of finished goods products purchased from other paper manufacturers under the Supply Agreements, and (2) the inflationary market costs of recycled paper raw materials in 2011 as opposed to year 2010.

Monthly average purchase costs of our major raw materials for the period beginning July 2009 and ending June 2011 are as follows:

Costs for all types of raw materials in the two-year period ended June 30, 2011 were on an upward trend and reached the highest point over the period toward the end of June 2011. For example, our average unit purchase cost (net of applicable Value Added Tax) of recycled paper board, recycled white scrap paper, and recycled printed paper in the month of June 2011 were $196/ton, $419/ton, and $309/ton, respectively, which represent a year-over-year increase of 43%, 8%, and 33% as compared to what we paid per unit for these raw materials a year ago.  Although our production takes advantage entirely of domestic recycled paper (produced mainly from the Beijing metropolitan area) and do not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper, it appears that demand for domestic paper is on the rise.  Because of the rising demand and the effect of inflation on various production factors of recycled paper, we estimate that all of the raw material prices may see a continued moderate increase in the next few periods.

Electricity and coal are the two main sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal account for approximately 11% and 10% of our total cost of sales, or approximately 9% and 8% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales (excluding the cost of sales purchased from other paper product suppliers and not manufactured by us, as well as the cost of sales of digital photo paper) of our main paper products for the two years ended June 30, 2011 are summarized as follows:

Because of the substantial increase in total cost of sales primarily caused by inflating recycled paper raw material prices, total energy (electricity and coal) cost accounted for only 19.88% of the total cost of sales (excluding costs of sales of purchased finished goods and digital photo paper) in the three months ended June 30, 2011, compared to 26.13% of total cost of sales for the three months ended June 30, 2010.

The total cost of sales of digital photo paper amounted to $1,461,088 for the three months ended June 30, 2011, representing an increase of $845,955, or137.52%, over the cost of sales of $615,133 in the comparable period in year 2010.  As explained above, the quantity (in tonnage) of our digital photo paper sales increased 229.55% in the second quarter of 2011 as compared to the same period in 2010.

Gross Profit

Gross profit for corrugating medium paper and offset printing paper for the three months ended June 30, 2011 was $8,022,937, a net decrease of $578,672 or 6.73% from $8,601,609 for the comparable period in 2010.  The net decrease in gross profit was primarily attributable to the lower gross profit margin from the sales of offset printing paper purchased from other manufacturers pursuant to the Supply Agreements. The overall gross profit margin for corrugating medium paper and offset printing paper for the three months ended June 30, 2011 decreased by 2.75%, from 23.17% a year ago to 20.42%. Gross profit margins for the offset printing paper purchased by us during the three months ended June 30, 2011 was 6.41% and was substantially lower than the gross profit margin of offset printing paper that was manufactured internally. Because of the 25.93% increase in product ASP during the second quarter of 2011 as compared to the same period a year ago, gross profit margin for corrugating medium paper for the three months ended June 30, 2011 was 29.28%, substantially higher than the 22.04% gross profit margin for corrugating medium paper for the second quarter of 2010.  On the other hand, due to the low gross profit margin attributable to the sales of purchased finished goods, total offset printing paper generated a 16.94% gross profit margin in the second quarter of 2011 as opposed to 23.11% in the same period in 2010.

We generated $593,061 of gross profit from sales of offset printing paper purchased under the Supply Agreements during the three months ended June 30, 2011.

Monthly Gross Profit Margins on the sales of our corrugating medium and offset printing paper for the 12-month period ending June 30, 2011 are as follows:

Gross profit from the sales of digital photo paper for the three months ended June 30, 2011 amounted to $786,320, or 34.99% as a percentage to total digital photo paper sales.  The second quarter 2011 gross profit percentage represents a substantial decline as compared to the 46.04% gross profit percentage during the same period last year. This decline is due to our decision to lower the ASP as explained above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 were $719,679, an increase of $81,318 or 12.74% from $638,361 for the comparable period in 2010.  The increase was primarily attributable to payments of various professional service fees including, more specifically, legal fees incurred in connection with the litigations of the shareholder class action and the Tribank Matter as described below in “Legal Proceedings.”For the three months ended June 30, 2011, total expenses incurred or accrued for legal and accounting fees amounted to $305,287, as opposed to $83,415 during the comparable period in 2010.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue of offset printing and corrugating medium paper for the six months ended June 30, 2011 was $70,354,897, an increase of $7,128,772 or 11.28% from $63,226,125 for the comparable period in 2010.  Despite a temporary decrease in quantities produced and total quantities sold, the increase in total offset printing and corrugating medium paper revenue was mainly attributable to the increase in the ASPs caused by a stronger customer demand driven by the 2011 Mandatory Closure.

Revenue from corrugating medium paper amounted to $19,551,144 (or 26.2% of total revenue) for the six months ended June 30, 2011, representing a $1,514,049 (or 7.19%) decrease over the corrugating medium paper revenue of $21,065,193 for the comparable period in 2010.  We sold 49,152 tons of corrugating medium paper in the first two quarters ended June 30, 2011 versus 66,890 tons sold in the same period a year ago, a drop of 26.52% due to the disposal of a smaller corrugating medium paper production line in June 2010 to make room for a new production line.  Nevertheless, ASP for corrugating medium paper in the six months ended June 30, 2011 rose from $315/ton to $398/ton (a 26.35% increase), which we believe is a result of increasing disparity between regional supply and demand and the higher market pricing levels for various raw materials and production elements.

Revenue from medium-grade offset printing paper amounted to $50,803,753 (or 68.0% of total revenue) for the six months ended June 30, 2011, which represents an $8,658,868 (or 20.55%) increase over the medium-grade offset printing paper revenue of $42,144,885 for the comparable period in 2010.  We sold 63,557 tons of medium-grade offset printing paper in the first two quarters of 2011 versus 58,025 tons of white paper a year ago, an increase of 5,532 tons or 9.53%.  The main factor contributing to the increase was an increase in ASP due to the strong demand and a regional shortage in supplies.  Our ASP for medium-grade offset printing paper rose from $726/ton for the first two quarters of 2010 to $799/ton (a 10.06% increase) for the first two quarters of 2011.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2011		June 30, 2010		Change in		Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	49,152	$19,551,144	66,890	$21,065,193	(17,738)	$(1,514,049)	-26.52%	-7.19%
Medium-Grade Offset Printing Paper	63,557	$50,803,753	58,025	$42,144,885	5,532	$8,658,868	9.53%	20.55%
Daizo Paper and Copy Paper	-	-	17	$16,047	(17)	$(16,047)	n/a	n/a
Total Sales Revenue	112,709	$70,354,897	124,932	$63,226,125	(12,223)	$7,128,772	-9.78%	11.28%

Average ASPs for our main products in the six-month periods ended June 30, 2010 and 2011 are summarized as follows:

	Medium-Grade Offset ASP	Corrugating Medium Paper ASP
Six Months ended June 30 2010	$726	$315
Six Months ended June 30, 2011	$799	$398
Increase(decrease) from comparable period in the previous year	$73	$83
Increase(decrease) as a percentage	10.06%	$26.35%

Revenue of Digital Photo Paper

We did not start to produce and sell digital photo paper until March of 2010.  Revenue generated from selling digital photo paper was $4,404,708 (or 5.9% of total revenue) for the six months ended June 30, 2011 compared to $1,489,203 for the six months ended June 30, 2010:

	Six Months Ended		Six Months Ended				Percentage
Sales	June 30, 2011		June 30, 2010		Change in		Change
Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	1,083.52	$4,404,708	191.97	$1,489,203	891.55	$2,915,505	464.42%	195.78%

Cost of Sales

Total cost of sales (excluding cost of sales of digital photo paper, which was not produced and sold until March 2010) for the six months ended June 30, 2011 was $55,352,347, an increase of $5,337,960 or 10.67% from $50,014,387 for the comparable period in 2010.  The increase in cost of sales is appears to be consistent with the 11.28% increase in total sales revenue (excluding revenue of digital photo paper).

For the six months ended June 30, 2011, cost of sales for digital photo paper was $2,826,293, as compared to $733,940 for the same period in year 2010.  The increase of the cost of sales of total digital photo paper in the amount of $2,092,353 represents a 285.09% increase over the comparable period in 2010.

Gross Profit

Gross profit for corrugating medium paper and offset printing paper for the six months ended June 30, 2011 was $15,002,549, an increase of $1,790,810 or 13.55% from $13,211,739 for the comparable period in 2010.  The increase was primarily attributable to a number of factors, including (1) an 11.28% increase in total sales revenue of corrugating medium paper and offset printing paper, as explained above, (2) substantial increases of 26.35% and 10.06% in product ASPs in 2011 for corrugating medium paper and offset printing paper, respectively, as compared to 2010, and (3) substantially lower gross profit margin generated by the sales of purchased offset printing paper finished goods pursuant to the Supply Agreements.  Gross profit generated from sales of purchased offset printing paper finished goods for the six months ended June 30, 2011 was only $977,088, or 6.17% against the sales revenue of total finished goods of $15,838,156 for the period.  We did not have any sales of purchased finished goods in the six months ended June 30, 2010.

Because of the 26.35% increase in corrugating medium paper ASP in the first half of 2011 as compared to the same period a year ago, gross profit of corrugating medium paper expressed as a percentage of sales was 30.15%, for the six months ended June 30, 2011, representing a substantial increase over the 18.59% gross profit margin of corrugating medium paper in the first half of year 2010.  Gross profit margin for total offset printing paper for the first half of 2011 was 17.95%, which is lower by 4.09% than the 22.04% gross profit margin during the comparable period a year ago. Although ASP for medium-grade offset printing paper increased by 10.06% as opposed to the comparable period in year 2010, it did not result in any increase in offset printing paper gross profit margin in year 2011 because of the low gross profit margin attributable to the sales of purchased finished goods pursuant to the Supply Agreements.  The overall gross profit margin of all corrugating medium and offset printing paper for the six months ended June 30, 2011 was 21.32%, up 0.42% as opposed to 20.90% for the overall corrugating medium and offset printing paper gross profit margin during the same period a year ago.

Gross profit from the sales of digital photo paper for the six months ended June 30, 2011 amounted to $1,578,415, or 35.83% as a percentage of total digital photo paper sales during the period.  Gross profit and gross profit margin of digital photo paper from inception to June 30, 2010 were $755,262 and 50.72%, respectively. Gross profit margin of digital photo paper in the first six months of 2011 compared lower than the gross profit margin in the same period a year ago because of an aggressive ASP reduction implemented toward the end of the first half of year 2010 due to producing and selling different product types.

Income from Operations

Operating income for the six months ended June 30, 2011 was $14,931,832, an increase of $3,124,984 or 26.47% from $11,806,848 for the comparable period in 2010.  In addition to the $2,613,964 increase in overall consolidated gross profit, the increase in income from operation was also attributable to the $1,082,454 loss on disposition of assets recognized in the second quarter of 2010, when we demolished a smaller production line and other old warehouse buildings to make room for the new corrugating medium paper facilities.  Total selling, general and administrative expenses for the six months ended June 30, 2011 were $1,579,965, an increase of $502,266, or 46.61% from the comparable period a year ago.  The increase was mainly due to legal, accounting and professional fees incurred in 2011 in connection to the litigation described under “Legal Proceedings” below, and the special internal investigation conducted by the audit committee of our Board of Directors that was not completed until the first quarter of 2011.

Net Income

Net income was $10,713,874 for the six months ended June 30, 2011, an increase of $2,235,925 or 26.37% from $8,477,949 for the comparable period in 2010.  The increase was primarily attributable to the increased sales revenue and gross profit during the first half of year 2011.

Accounts Receivable

Net accounts receivable and trade notes receivable increased by $764,657 (or 35.60%) to $2,912,431 as of June 30, 2011, compared with $2,147,774 (including notes receivable in the amount of $308,539) as of December 31, 2010.  Our year-end balance was lower than our normal quarter-end balance due to a more aggressive collection effort to our customers toward the end of the calendar year, a common practice followed by many Chinese businesses.  The June 30, 2011 balance represents a decrease in the amount of $692,112, or 19.20% over the June 30, 2010 balance of $3,604,543.  The decrease is due to an effort to tighten customer credit to boost our cash flow condition in the first half of year 2011 over the comparable period in year 2010.  We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory consists of raw materials (accounting for 89.63% of total value of ending inventory as of June 30, 2011) and finished goods. As of June 30, 2011, the recorded value of our inventory had decreased by 17.11% to $6,152,227 from $7,422,518 as of December 31, 2010. Despite anticipation of rising raw material prices in the next periods, we lowered the level of certain raw material (e.g., recycled paper board and recycled printed paper) on-hand inventory as of June 30, 2011 in order to conserve cash to pay for capital expenditures in the second half of 2011. A summary of changes in major inventory items is as follows:

	June 30, 2011	December 31, 2010	$ Change	% Change
Raw Materials
Recycled paper board	$3,072,984	$3,807,678	$(734,694)	-19.30%
Pulp	13,483	13,180	303	2.30%
Recycled printed paper	248,460	593,604	(345,144)	-58.14%
Recycled white scrap paper	1,142,995	801,783	341,212	42.56%
Coal	881,133	1,441,082	(559,949)	-38.86%
Digital photo base paper and other raw materials	155,452	151,269	4,183	2.77%
Total Raw Materials	5,514,507	6,808,596	(1,294,089)	-19.01%

Finished Goods	637,720	613,922	(23,798)	-3.88%
Totals	$6,152,227	$7,422,518	$(1,270,291)	-17.11%

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $1,390,304 as of June 30, 2011, an increase of $976,836 or 236.25% from $413,468 as of December 31, 2010.  Our year-end balance was substantially lower than our normal quarter-end balance because of a more aggressive collection effort by our vendors toward the end of the calendar year, a common practice followed by many Chinese businesses.

Liquidity and Capital Resources

Overview

As of June 30, 2011 we had net working capital of $5,716,206, a decrease of $3,631,720 over net working capital of $9,347,926 at December 31, 2010.

 The Company finances its daily operations mainly by cash flows generated from its business operations and loans from banking institutions and major shareholders. Major capital expenditures in the second quarter of 2011 were primarily financed by cash flows generated from business operations. As of June 30, 2011 we had approximately $4,289,958 in capital expenditure commitments that were mainly related to the construction of a new corrugating medium paper production line and will be satisfied by payment of cash within the next 12 months.  In addition to the binding contracts that we have entered into, we have capital expenditure plans with estimated costs of up to $6 million in the third and fourth quarters of 2011.  These plans include improvements to the pulping facilities,new warehouse spaces, and construction of three 6-story employee dormitory buildings.

Within the next 12 months we also intend to complete the acquisition of land that was originally approved by the government for some 667,000 square meters. If the entire 667,000 square meters is acquired at the unit price offered as of June 2010, the acquisition would cost approximately $14,500,000 in financial compensation to current land owners and in land use rights from the government. However, similar to many other recent land acquisition transactions in China, the acquisition process has met significant opposition by some local residents.  These opposing local residents hold various objections to the terms of the acquisition and amount of compensation that we offer.  While the provincial and local governments are fully supportive for the proposed acquisition, it has been a recent trend in China that eminent domain not be exercised for fear of civil unrest.  Under these circumstances, we are evaluating the options of (1) acquiring only a portion of the square footage as originally planned, (2) possibly raising the unit price of our compensation offer, or (3) withdrawing from the transaction and seeking other locations following a full refund of the security deposit put down on the 667,000 square meters land plot.  As of June 30, 2011, we have pre-paid a security deposit of $7,117,438 to the local village council toward the purchase of the land.  We are cautiously optimistic that we may be able to reach an agreement with some village residents to allow us to partially close the acquisition on approximately 110,055 square meters adjacent lots and start the second phase of the acquisition, which involves the application and securing of the land use rights permit.

If we are able to obtain a significant portion of the 667,000 square meters, we expect to finance the acquisition with our working capital, net cash inflows generated from business operations during the remainder of the year 2011, and if necessary, loans from local Chinese banks. We do not have any firm commitment from the local banks with respect to new credit facilities in addition to the current bank borrowings, which aggregated to approximately $8,533,189 as of June 30, 2011. However, based on the present loan to equity ratio (which is less than 16% as of June 30, 2011), we do not believe the Company will have any problem securing additional bank loans as needed, unless the macroeconomic condition in China changes (e.g. government policies tighten bank credit facilities as a tool to control inflation).

The Company currently does not have any plans for equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents at the end of the six months ended June 30, 2011 was $6,279,126, a decrease of $5,068,982 from $11,348,108 as of December 31, 2010.   The decrease over the six month period ended June 30, 2011 was primarily attributable to a number of factors, including the following:

i.  Net cash provided by operating activities

Net cash provided by operating activities was $13,707,032 for the six months ended June 30, 2011, representing an increase of $2,963,381 or 27.58% from $10,743,651 for the comparable period in 2010.  The net income of the six months ended June 30, 2011 in the amount of $10,713,874 represented an increase of $2,235,925 or 26.37% from $8,477,949 for the comparable period in 2010.  In addition to the net income, there are certain non-cash charges (including depreciation in the amount of $2,189,099 and a one-time charge of $69,168 for the loss on disposition of an employee cafeteria building that was demolished) that reduced the net income but did not have the effect of reducing the balance of cash and cash equivalents.  Net cash flow from operating activities was also increased due to a decreased inventory balance (and an increase in operating cash flow) of $1,426,046 and an increase in accounts payable in the amount of $957,157.  The increase in receivable balances in the amount of $727,352 and a decrease in other payables and accrued liabilities for $787,118 represent additional cash outflows from the cash collected from operating activities.

ii.  Net cash used in investing activities

The Company incurred $22,480,239 in cash expenditures for investing activities during the six months ended June 30, 2011.  These expenditures were mainly for purchases of new equipment and progress payments for the construction of a new corrugating medium paper production line and ancillary facilities.  The total contract price for the new corrugating medium paper production equipment, which will have an annual capacity of 360,000 tons, is $30,187,220, of which only $15,473 was unpaid as of June 30, 2011. In addition, cost of contracts that we entered into to build other ancillary facilities for the new corrugating medium paper production line amounted to $31,417,995, of which $4,289,958 was unpaid as of June 30, 2011. Such ancillary facilities included a new pulping station and water treatment plant. We expect to finance any future capital expenditure commitment with our current cash and cash equivalent balance of approximately $6.3 million or from cash flows from operating activities in the next twelve months.

The Company made a $11,759,245 land acquisition deposit payment to the local resident’s council in June 2010.  The local resident’s council is in charge of the reimbursement and relocation of the residents who occupied the parcel of subject land prior to our interest in acquisition of that land.   Unsatisfied with the slow progress of the acquisition, we demanded partial returns of the deposit from the local resident village council in December 2010 and received two refunds in the total amount of $4,641,807. In addition to the remaining deposit, to complete the land acquisition at the price we offered as of June 2010, we estimate that the entire land acquisition process will require an additional amount of approximately $14,500,000 (based on an estimated total average cost of approximately $31.78 per square meter) of cash payment in the next six to twelve months.  We expect to pay this amount using future cash flows generated by our operating activities. As explained above, if we are unable to acquire and close the transaction for at least a meaningful portion of the subject land in the next three months, we may demand the full refund of our deposit from the local resident village council.

iii.  Net cash provided by financing activities

Net cash provided by financing activities was $3,501,440 during the six months ended June 30, 2011, as compared to $24,226,030 for the comparable period in 2010.  During the six months ended June 30, 2011, the company paid off the principal balance of (1) the RMB 13,000,000 (approximately $1,966,182 at December 31, 2010) short-term loan from the Industrial & Commercial Bank of China (“ICBC”) on the renewal date of January 11, 2011, and (2) the RMB 13,280,000 ($2,008,530 at December 31, 2010) long-term loan from the Rural Credit Cooperative of Xushui County.  The Company also obtained new financing facilities during the six months ended June 30, 2011 including: (1) a short-term accounts receivable factoring facility for RMB 13,000,000 ($2,011,450 at June 30, 2011) with the ICBC, (2) a three-year term loan for RMB 9,850,000 ($1,524,060 at June 30, 2011) with Xushui County Rural Credit Union, and (3) a two-year term loan for RMB 26,300,000 ($4,069,318 at June 30, 2011), also with Xushui County Rural Credit Union.

Short-term bank loans

		June 30, 2011	December 31, 2010
Industrial & Commercial Bank of China	(a)	$-	$1,966,182
Industrial & Commercial Bank of China	(b)	928,361	907,468
Industrial & Commercial Bank of China	(c)	2,011,450	-
Total short-term bank loans		$2,939,811	$2,873,650

(a)
During year 2009 and up to May 2010, the Industrial & Commercial Bank of China provided two loans, which were secured by certain manufacturing equipment of the Company.  The Company paid off one of the loans in May 2010.  The remaining loan balance was in the amount of $1,966,182 as of December 31, 2010.  The interest was payable monthly at the fixed rate of 5.841% per annum for the remaining loan, which was due and paid off at maturity on January 11, 2011.

(b)
On July 28, 2010, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $928,361 as of June 30, 2011 and of $907,468 as of December 31, 2010. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expired on July 18, 2011 and carried an interest rate of 5.31% per annum. On July 19, 2011, the Company paid off the RMB 6,000,000 Yuan principal amount of the Industrial & Commercial Bank of China accounts receivable factoring facility for approximately $929,526.

(c)
On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $2,011,450 as of June 30, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expires on February 27, 2012 and carries an interest rate at 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

As of June 30, 2011 and December 31, 2010, our short-term borrowings were comprised of secured bank loans of $2,939,811 and $2,873,650, respectively, and no unsecured bank loans. The factoring facility was secured by essentially all of the Company’s accounts receivable in the amount of $3,830,874 and $1,064,187 as of June 30, 2011 and December 31, 2010, respectively, while the secured loan was secured by the Company’s manufacturing equipment of $10,573,729 and $4,928,033 as of June 30, 2011 and December 31, 2010 respectively.

As of June 30, 2011 and December 31, 2010, the Company has no credit facilities with the banks. The average short-term borrowing rates for the six months ended June 30, 2011 and 2010 were approximately 5.85% and 5.81%, respectively.

Long-term loan from credit union

As of December 31, 2010, our loan payable to Rural Credit Cooperative of Xushui County amounted to $2,008,530. The loan is guaranteed by an unrelated third party company. The entire principal is due and payable at maturity on September 16, 2011 and thus the entire principal amount was reclassified as current portion of a long-term loan and recorded under current liabilities as of December 31, 2010. Interest is paid monthly at the rate of 0.774% per month.

On March 31, 2011 the Company prepaid the entire principal and accrued interest of the Rural Credit Cooperative of Xushui County loan and entered into a new three-year term loan agreement with the Xushui County Rural Credit Union for $1,524,060.  The new loan is guaranteed by an independent third party.  Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011 the Company entered into a new term loan agreement with the Xushui County Rural Credit Union for $4,069,318.  The new loan is guaranteed by an independent third party and will mature on June 9, 2013.  Interest payment is due quarterly and bears the rate of 0.72% per month.

Shareholder loans

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  As of June 30, 2011 and December 31, 2010, net amount due to Mr. Liu were $2,259,928 and $2,209,068, respectively.

The loan provided by Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of June 30, 2011 and December 31, 2010.  The term is for 3 years and started on January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest equal to the rate established by the People’s bank of China and due on July 31 and August 4, 2011, respectively.  As of June 30, 2011 and December 31, 2010, the total loan amount payable was $2,088,813 and $2,041,804, respectively.  The interest rate as of June 30, 2011 and December 31, 2010 was 5.85% and 5.85% per annum, respectively.  On August 1 and August 4, 2011, the Company paid off principal balances with accrued interest of two loans owed to two members of the Board of Directors of HBOP, who decided not to renew their loan with the Company upon maturity of these loans.  The principal payoff in the amounts of RMB 6,000,000 Yuan and RMB 7,500,000 Yuan are approximately $933,126 and $1,166,407, respectively.

Short-Term Cash Advance

On April 21, 2011, the Company borrowed $300,000 from an unrelated third party to pay for various expenses incurred in U.S. The amount is repayable on demand and is interest free. The Company repaid the entire balance in July 18, 2011.

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

Revenue Recognition Policy

The Company recognizes revenue when goods are delivered and a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured.   Goods are considered delivered when the customer’s truck picks up goods at our finished goods inventory warehouse.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the six months ended June 30, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2011 and December 31, 2010 to translate the Chinese RMB to the U.S. Dollars are 6.463:1 and 6.61180:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.5316:1, and 6.83475:1 for the six months ended June 30, 2011 and 2010, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of June 30, 2011. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$8,533,189	$2,939,811	$5,593,378	$—	$—
Equipment and Construction Costs Commitment	4,289,958	4,289,958	—	—	—
Operating Lease Obligations	380,628	18,567	37,134	37,134	287,793
Total	$13,203,775	$7,248,336	$5,630,512	$37,134	$287,793

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

In connection to the Private Placement, the Company agreed to deposit $300,000 of the proceeds in escrow to pay the expenses of a public relations and investor relations campaign of a design and type satisfactory to a representative of the Buyers.  The Company also agreed to deposit $2,000,000 of the proceeds in escrow on account of the Company appointing a Board of Directors comprising a majority of independent Directors acceptable to the Buyers.  In addition, the Company agreed to reimburse Access America Investments, Inc. $100,000 in transactional expenses from the proceeds of the Private Placement. As of November 9, 2009, the escrow agent has released the $300,000 and $2,000,000 hold-back to the Company according to related provisions of the escrow agreement, respectively.

Make Good Securities Escrow Agreement

In connection with the Private Placement and on October 7, 2009, the Company entered into a Make Good Securities Escrow Agreement with the Buyers and Mr. Zhenyong Liu, the Company’s Chief Executive Officer and a major shareholder.  As an inducement for the Buyers to enter and consummate the Private Placement, Mr. Liu agreed to place 750,000 (post reverse split) shares of common stock (the “Escrow Shares”) into escrow for the benefit of the Buyers in the event the Company fails to achieve the following financial performance thresholds for the 12-month periods ended December 31, 2009 (“2009”) and December 31, 2010 (“2010”):

          (a) If Net Income for 2009 shall be at least ten per cent (10%) less than the 2009 Performance Threshold, then (x) the 2009 Escrow Shares (defined below) shall be distributed on a pro rata basis to the Buyers based on the number of shares of common stock purchased by each Buyer pursuant to the Securities Purchase Agreement, and (y) within five (5) business days after March 31, 2010, the Company shall order the escrow agent to issue and deliver the 2009 Escrow Shares to each Buyer on a pro rata basis.  “2009 Escrow Shares” shall be the number of Escrow Shares equivalent to the percentage by which the Company missed the 2009 Performance Threshold.  For example, if the Company were to miss the 2009 Performance Threshold by 15%, the 2009 Escrow Shares shall comprise 112,500 (post reverse split) shares of common stock.

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

The Company has achieved the financial performance threshold for 2009.  For 2010, the Company’s net income determined in accordance with the US GAAP for the year 12-month period ended December 31, 2010 was $15,551,536, which failed the 2010 Performance Threshold of $18 million by more than 10%.  However, the Buyers and the Company have agreed to reduce the 102,019 Escrow Shares that are otherwise transferable to the Buyers by 50% to 51,011 Escrow Shares pursuant to a carve-out term under Article 1.6 (vii) of the Make Good Securities Escrow Agreement for items that are “whatsoever beyond the Company’s reasonable control,” including part of the $1,041,452 of 2010 legal and professional fees related to (1) the internal independent investigation conducted by the Company’s Audit Committee during 2010 in response to certain allegations against the Company and its financial positions and operations, and (2) defending the shareholder class action lawsuit filed on August 6, 2010 (see Pending Litigation in Note (13) Commitments and Contingencies, below).  The delivery of the transferable escrowed shares was made on June 30, 2011 and had no effect on the Company’s financial statements.

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

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is a new accounting guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The Company is currently evaluating the impact of this guidance but believes the adoption of it will have no material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is a new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning January 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

As required by Rule 13a-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2011.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 20, 2010, the Company was served notice of a stockholder class action lawsuit filed on August 6, 2010 in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  One group of three shareholders with a total alleged loss of approximately $150,000 has filed a motion to be appointed as lead plaintiff and has been so appointed by the court.  The Company and the defendant officers and directors have retained the law firm DLA Piper US LLP to represent them in connection with the lawsuit.  The Company believes that the lawsuit has no merit and intends to mount a vigorous defense. The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. The plaintiffs subsequently filed their opposition to the Company’s motion to dismiss on April 28, 2011. On July 25, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed.  Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the company is probable or that an unfavorable outcome to the company is remote. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”).  By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees.  On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. On August 4, 2011, the Plaintiff filed a Notice of Appeal of the Order granting the Company’s motion to dismiss. The Company continues to believe that the action is without merit, and will vigorously defend this appeal and any further litigation brought by Plaintiff.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended June 30, 2011, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

                None.

Item 3.	Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Date: August 9, 2011	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer
(Principal Financial Officer)