Form 10-K/A
period 2009-12-31
Orient Paper Inc.
filed 2011-09-26
CIK 1358190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K/A
Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number   001-34577

ORIENT PAPER, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-4158835
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

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

As of September 20, 2011, there are presently 18,350,191 shares of common stock, par value $0.001 issued and outstanding.

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

 EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report for the period ended December 31, 2009 filed on March 29, 2010 (the “Original 10-K”) of Orient Paper, Inc. (the “Company”).

For convenience, this amended Annual Report on Form 10-K/A sets forth the original filing in its entirety as amended where necessary to reflect the Amendment.  The following sections were revised to reflect the amendment:

Part I, Item 3. Legal Proceedings.

•	Updated to provide information on the Company’s pending litigations in years 2010 and 2011.

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
The Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised in order to reflect the changes to the Company’s financial statements for the year ended December 31, 2008.

Part II, Item 8. Financial Statements and Supplementary Data.

•	Changes were made to correct the amounts in the cash flow statement for the year ended December 31, 2008 for the effect of exchange rate changes on cash and cash equivalents;

•	A stock compensation expense of $500,000 was reclassified from an item of other comprehensive income to general and administrative expense for the year ended December 31, 2008.

•	Note (13), Subsequent Events, has been updated to provide information regarding the Company’s major events which occurred between the date of the Original 10-K and the date of this Amendment.

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 29, 2010. The Original 10-K has not been amended or updated to reflect events occurring after March 29, 2010, except as specifically set forth in this Amendment.

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

The following diagram sets forth the current corporate structure of Orient Paper:

Orient Paper, Inc.
(A Nevada Company)
Shengde Holdings, Inc.
(A Nevada Company)
Dongfang Zhiye Holding Limited
(A British Virgin Islands Company, Inactive)
Baoding Shengde Paper Co., Ltd.
("Baoding Shengde", a PRC Company)
Hebei Baoding Orient Paper Milling Company Limited
("HBOP", a PRC Company)
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

Cost advantage .  Unlike some of our out-of-province competitors who have to set up interim warehouse and ship products from their production base to such interim warehouses close to the Beijing customers, because we are approximately 60 miles (100 kilometers) from Beijing, the cultural center of China and our largest target market, there is no need for us to set up interim warehouses.  While we don’t separately pay for transportation cost on raw material purchases, the transportation cost included in the raw material purchase price from our waste paper recycler suppliers is lower than the transportation cost paid by our competitors in the province of Shandong.  We also enjoy lower transportation cost in the purchase of coal, a major source of energy used in the production process.  By the same token, our customers pay trucking companies to pick up theirs ordered goods from our Baoding finished good warehouse.  The trucking cost our customers pay to haul in our paper is also lower than what they pay if they have to pick up goods from offsite locations away from Beijing.  Tianjin, another large urban center, is also approximately 60 miles from our facilities.  Baoding city itself is also home to numerous printing and packaging companies. We therefore have lower freight costs and other associated costs of sales, enabling us to charge lower prices, if necessary, for our products to our customers.

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

Executive Offices

Our executive offices in the PRC are located at  Science Park, Juli Road, Xushui County, Baoding City, Hebei Province, People’s Republic of China 072550.  Our telephone and facsimile number is 00-86-312-8698215/8698212.

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

Our Articles of Incorporation provides for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with us to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Nevada. Since we do not hold any indemnificationinsurance, these indemnification provisions could result in substantial expenditures, which we may be unable to recoup, which could adversely affect our business and financial conditions. Zhenyong Liu, our Chairman of the Board and Chief Executive Officer, Winston C. Yen, our Chief Financial Officer, Dahong Zhou, our Secretary, and Drew Bernstein, Wenbing Christopher Wang, Zhaofang Wang, and Fuzeng Liu, our directors, are key personnel with rights to indemnification under our Articles of Incorporation.

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

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the middle of the 20 th century and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1978. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, including the paper industry, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the currency website www.xe.com, as of March 24, 2010, $1 = 6.82810 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for HBOP’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,803,885 as opposed to RMB 6,828,100 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if HBOP has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $127,351 as opposed to $146,454 prior to the depreciation.

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

Item 1B.                 Unresolved Staff Comments.

Not applicable.

Item 2.                    Properties.

Our headquarters is located at Hebei Baoding Orient Paper Milling Company Limited, Science Park, Juli Rd, Xushui County, Baoding City, Hebei Province, People’s Republic of China. The headquarters and our main production base, separated by approximately 4 kilometers apart in Xushui County of the city of Baoding, have a total area of 258.06 mu or approximately 42.50 acres.

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

Item 3.                    Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation as of March 29, 2010.

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

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”).  By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees.  On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank filed a Notice of Appeal on August 5, 2011. The Company continues to believe that the action is without merit, and will vigorously defend any further litigation brought by Plaintiff.

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

	Year Ended		Year Ended		Change in		Percentage
	December 31, 2009		December 31, 2008				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	150,242	$42,194,791	78,423	$27,976,613	71,819	$14,218,178	91.58%	50.82%
Medium-Grade Offset Printing Paper	53,540	$36,188,231	14,805	$11,310,440	38,735	$24,877,791	261.63%	219.95%
High-Grade Offset Printing Paper	11,276	$10,544,055	10,693	$11,119,946	583	$(575,891)	5.45%	(5.18)%
Writing Paper	21,555	$11,372,697	22,490	$14,796,993	(935)	$(3,424,296)	(4.14)%	(23.14)%
White Card Paper	2,269	$1,843,054	-	$-	2,269	$1,843,054	N/A	N/A
Total Sales Revenue	238,882	$102,142,828	126,411	$65,203,992	112,471	$36,938,836	88.97%	56.65%

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

Cost of Sales

Total cost of sales for the year ended December 31, 2009 was $ 82,107,531, an increase of $ 29,463,740 or 55.97% from $ 52,643,791 for the comparable period in 2008.  The increase in cost of sales is largely in line with the increase in sales proportionately, despite the fluctuations in the unit costs of various major raw materials during the years ended December 31, 2008 and 2009.  Generally, raw materials account for approximately 70% of our total cost of sales. Electricity and coal account for approximately 10% and 10% of total cost of sales, respectively.  Other cost of sales included chemicals, packaging materials, direct labor, and other overheads.  The monthly average purchase costs of our major raw materials over the past two years are summarized below:

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

Income from operations

Operating income for the year ended December 31, 2009 was $ 18,006,096, an increase of $ 6,277,728 or 53.53% from $ 11,728,368 for the comparable period in 2008.  The increase was primarily attributable to increased sales and gross profit of our corrugating medium paper and medium-grade offset printing paper products.

Selling, General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2009 were $2,029,201, an increase of $ 1,197,368 or 143.94% from $ 831,833 for the comparable period in 2008.  The increase was primarily attributable to payments of various professional service fees, investor relations, and road shows that are related to our status as a public company. The Following schedule summarizes these public company expenses incurred by the Company for the year ended December 31, 2009 and 2008, respectively:

	For the Year Ended	For the Year Ended
	12/31/2009	12/31/2008
Legal	$386,899	$13,000
Auditing	194,780	49,000
Other	40,767	1,640
Travel	128,270	-
Consulting	346,840	500,000
Investor relations	220,989	-
Officer and director compensations	205,835	86,352
	$1,524,380	$649,992

Net Income

Net income was $ 12,720,208 for the year ended December 31, 2009, an increase of $ 4,445,793 or 53.73% from $ 8,274,415 for the comparable period in 2008.  The increase was primarily attributable to increased sales revenue and gross profit during the year ended December 31, 2009.

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

Inventory

Inventory consists of raw materials (accounting for 91.25% of total value of ending inventory as of December 31, 2009) and finished goods. As of December 31, 2009, the recorded value of our inventory has increased 145.52% to $6,926,392 from $ 2,821,063 as of December 31, 2008. A summary of changes in major inventory items is as follows:

	December 31, 2009	December 31, 2008	$ Change	% Change
Raw Materials
Recycled paper board	$2,301,282	$797,806	$1,503,476	188.45%
Pulp	12,744	914,061	(901,317)	(98.61)%
Recycled printed paper	533,771	277,739	256,032	92.18%
Recycled white scrap paper	1,731,170	389,151	1,342,019	344.86%
Coal	1,704,905	-	1,704,905	N/A
Other raw materials	36,801	-	36,801	N/A
Total Raw Materials	6,320,673	2,378,757	3,941,916	165.71%

Finished Goods	605,719	442,306	163,413	36.95%
Totals	$6,926,392	$2,821,063	4,105,329	145.52%

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

Net cash provided by operating activities

Net cash provided by operating activities was $15,038,670 for the year ended December 31, 2009, an increase of $5,405,498 or 56.11% from $9,633,172 for the comparable period in 2008.  The 2009 net income in the amount of $12,720,208 increased $4,445,790 or 53.73% from $8,274,418 for the comparable period in 2008.  In addition to the net income, there are certain non-cash charges (including depreciation in the amount of $3,510,082) that reduced the year 2009 net income but nevertheless did not have the effect of reducing the balance of cash and cash equivalent.  Total non-cash charges amounted to $4,112,218 for the year ended December 31, 2009.  Besides the increase in net income, the increase in cash from operating activities in year 2009, compared to the cash from operating activities in the same period in 2008, is mainly attributable to the increased balances of accounts payable and other payables and accrued liabilities as of December 31, 2009, offset by additional cash paid to purchase inventory and increased balance of accounts receivable and prepaid expenses and other receivables as of the end of year 2009.

Net cash used in investing activities

The Company incurred $13,604,113 cash expenditure in investing activities during the year ended December 31, 2009.  There is an increase of cash outflow in the amount of $2,244,382 or 19.75% from $11,359,731 for the comparable period in 2008.  The cash out-flow for the year ended December 31, 2008 was primarily attributable to the cash payment associated with our acquisition of a new white paper production line and new corrugating medium paper mill machine calendars in year 2008. During the year ended December 31, 2009, the Company purchased certain digital photo paper production equipments for a total consideration of RMB 93,000,000 Yuan (or approximately $13,602,059 as of December 31, 2009).

Net cash provided by financing activities

Net cash from financing activities was $2,306,853 during the year ended December 31, 2009, as compared with $4,250,077 net cash provided by financing activities for the comparable period in 2008.  During the year ended December 31, 2009, the company paid off a short-term loan borrowed from Huaxia Bank in the amount of approximately $1,246,950 and made a partial loan repayment to the United Commercial Bank (China) Limited in the amount $1,300,000.  The Company also completed a private placement transaction in October 2009 to raise net proceeds of $4,898,849.  During the comparable period in year 2008 the Company borrowed $1,946,025 from related parties and netted $2,304,052 of loan proceeds from local banks and a credit union.

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

Income Taxes

As mentioned under Significant Accounting Policies, the Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes) . To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until December 31, 2009, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

The Company’s effective tax rate for the year ended December 31, 2009 and 2008 are 26.8% and 26.1%, respectively. Any change in the estimate of our utilization of tax attributes or carryover could have an impact on our effective tax rate.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

All of our long-term debt at year-end 2009 is at fixed interest rates and, therefore, is not affected by changes in interest rates before maturity. When our long-term debt instruments mature, we may refinance them at the existing market interest rates, which may be more or less than interest rates on the maturing debt.

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

ORIENT PAPER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Orient Paper, Inc.

We have audited the accompanying consolidated balance sheets of Orient Paper, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 26, 2011, expressed an unqualified opinion thereon.

/s/ BDO Limited
Hong Kong, September 26, 2011

ORIENT PAPER, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,949,953	$3,234,419
Restricted cash	29,105	-
Accounts receivable, net of allowance for doubtful accounts of $41,977 and nil as of December 31, 2009 and 2008, respectively	2,056,858	1,425,899
Inventories	6,926,392	2,821,063
Prepaid expense and other receivable	434,093	-
Total current assets	16,396,401	7,481,381

Property, plant and equipment, net	55,303,753	45,340,681
Total Assets	$71,700,154	$52,822,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term bank loans	$4,273,750	$6,858,652
Accounts payable	1,819,448	-
Accrued payroll and employee benefits	271,208	228,161
Other payables and accrued liabilities	1,662,673	815,642
Income taxes payable	1,345,069	744,721
Total current liabilities	9,372,148	8,647,176

Loan from credit union	1,942,315	1,948,176
Loans from related parties	4,110,735	8,137,554

Total liabilities	15,425,198	18,732,906

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 14,875,715 and 11,275,497 shares issued and outstanding as of December 31, 2009 and 2008, respectively	14,876	11,275
Additional paid-in capital	19,169,469	9,598,944
Statutory earnings reserve	4,442,450	3,079,063
Accumulated other comprehensive income	3,984,305	4,092,839
Retained earnings	28,663,856	17,307,035
Total Stockholders’ Equity	56,274,956	34,089,156
Total Liabilities and Stockholders’ Equity	$71,700,154	$52,822,062

The accompanying notes to financial statements are an integral part of these balance sheets.

ORIENT PAPER, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008

Revenue	$102,142,828	$65,203,992
Cost of Sales	(82,107,531)	(52,643,791)
Gross Profit	20,035,297	12,560,201
Selling, General and Administrative Expenses	(2,029,201)	(831,833)
Income from Operations	18,006,096	11,728,368
Interest Income	108,610	65,316
Interest expense	(728,429)	(594,463)
Income before Income Taxes	17,386,277	11,199,221
Income Taxes	(4,666,069)	(2,924,806)
Net Income	12,720,208	8,274,415
Other Comprehensive Income
Foreign currency translation adjustment	(108,534)	1,801,652
Total Comprehensive Income	$12,611,674	$10,076,067
Earnings Per Share
Basic Earning per Share	$1.04	$0.77
Fully Diluted Earning per Share	$1.04	$0.77
Weighted Average Number of Shares
Outstanding - Basic	12,221,782	10,814,431
Outstanding - Fully Diluted	12,232,878	10,814,431

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Accumulated
			Additional	Statutory	Other
	Common stock		Paid-in	Earnings	Comprehensive	Retained
Description	Shares	Amount	Capital	Reserve	Income	Earnings	Totals
Balance at December 31, 2007	10,025,497	$10,025	$9,100,194	$1,762,900	$2,291,187	$10,348,783	$23,513,089
Common stock issued for services	1,250,000	1,250	498,750	-	-	-	500,000
Foreign currency translation adjustment	-	-	-	-	1,801,652	-	1,801,652
Transfer to Statutory Earnings Reserve	-	-	-	1,316,163	-	(1,316,163)	-
Net income for the year	-	-	-	-	-	8,274,415	8,274,415
Balance at December 31, 2008	11,275,497	11,275	9,598,944	3,079,063	4,092,839	17,307,035	34,089,156
Employee stock compensation	15,250	16	82,860	-	-	-	82,876
Common stock issued for services	297,294	297	361,914	-	-	-	362,211
Issuance of common stock to a director(Note 7)	1,204,340	1,205	3,998,795	-	-	-	4,000,000
Issuance of common stock for cash	2,083,333	2,083	4,896,766	-	-	-	4,898,849
Warrants issued for services	-	-	230,190	-	-	-	230,190
Foreign currency translation adjustment	-	-	-	-	(108,534)	-	(108,534)
Transfer to Statutory Earnings Reserve	-	-	-	1,363,387	-	(1,363,387)	-
Net income for the year	-	-	-	-	-	12,720,208	12,720,208
Balance at December 31, 2009	14,875,714	$14,876	$19,169,469	$4,442,450	$3,984,305	$28,663,856	$56,274,956

The accompanying notes to financial statements are an integral part of these statements.

ORIENT PAPER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$12,720,208	$8,274,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,510,082	3,179,592
Impairment on accounts receivable	41,954	-
Issuance of warrants for services	115,095	-
Issuance of stock for services	445,087	500,000
Changes in operating assets and liabilities:
Accounts receivable	(676,861)	(230,455)
Prepaid expenses & other receivables	(318,765)	-
Inventories	(4,111,602)	(2,350,733)
Accounts payable	1,818,470	(352,781)
Accrued payroll and related expenses	43,710	-
Other payables and accrued liabilities	849,028	486,108
Income taxes payable	602,264	127,026
Net Cash Provided by Operating Activities	15,038,670	9,633,172

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(13,604,113)	(11,359,731)
Net Cash Used in Investing Activities	(13,604,113)	(11,359,731)

Cash Flows from Financing Activities:
Loans from related parties	-	1,946,025
Repayment of short term loans	(2,562,891)	(2,792,471)
Proceeds from long-term and credit union loans	-	5,096,523
Proceeds from common stock issued in private placement, net	4,898,849	-
Restricted cash	(29,105)	-
Net Cash Provided by Financing Activities	2,306,853	4,250,077

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(25,876)	88,240
Net Increase in Cash and Cash Equivalents	$3,715,534	$2,611,758
Cash and Cash Equivalents - Beginning of Period	3,234,419	622,661
Cash and Cash Equivalents - End of Period	$6,949,953	$3,234,419

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$728,428	$594,464
Cash paid for income taxes	$4,065,720	$2,755,258

Supplemental Disclosure of significant non-cash transactions:
Issuance of 1,250,000 shares of common stock for consultancy services	$-	$500,000
Issuance of 3,750 shares of common stock for staff compensation	25,375	-
Issuance of 297,294 shares of common stock for legal and consultancy services	362,211	-
Issuance of 1,204,340 shares of common stock to a director (Note 7)	4,000,000	-
Issuance of 11,500 shares of common stock for directors’ compensation	57,501	-
Issuance of warrants for consultancy services	230,190	-

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

To ensure proper compliance of the Company’s control over the ownership and operations of HBOP with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with HBOP and the original equity owners of HBOP via its wholly owned subsidiary Shengde Holdings, Inc. (“Shengde Holdings”,) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with a registered capital of $10,000,000. Baoding Shengde is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80% of HBOP’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to the original equity owners of HBOP in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of HBOP; (iii) Call Option Agreement, which generally provides, among other things, that the original equity owners of HBOP irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in HBOP. The exercise price for the options shall be RMB1 for each of the owners’ equity interests; (iv) Share Pledge Agreement, which provides that the original equity owners of HBOP will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that the original equity owners of HBOP breach their obligations under the loan agreement or HBOP fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that the original equity owners of HBOP shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any shareholder’s meeting of HBOP or with respect to any shareholder action to be taken in accordance with the laws and HBOP’s Articles of Association. The terms of the agreement are binding on the parties for as long as the original equity owners of HBOP continue to hold any equity interest in HBOP. HBOP shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled HBOP since July 16, 2007 through Dongfang Holding trust until June 24, 2009, and continues to control HBOP through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control. During the year ended December 31, 2009, Baoding Shengde did not provide any consulting services to HBOP in respect of the Exclusive Technical Service and Business Consulting Agreement.

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

ORIENT PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Fair Value Measurements

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures , (formerly SFAS No.157, Fair Value Measurements) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

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

ORIENT PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Property, plant and equipment with net values of $17,813,861 and $10,745,831 have been pledged for short-term bank loans of HBOP as of December 31, 2009 and 2008, respectively. Depreciation and amortization of property, plant and equipment was $3,510,082, and $3,179,592 during the year ended December 31, 2009 and 2008, respectively.

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

Repayment Date	Repayment Amount
August 31, 2009	$400,000
September 15, 2009	All accrued interest
September 30, 2009	400,000
October 31, 2009	200,000
November 30, 2009	300,000

ORIENT PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

December 31, 2009	3,300,000
January 31, 2010	2,200,000
February 28, 2010	2,200,000
March 31, 2010	2,200,000
April 30, 2010	2,200,000
May 31, 2010	2,200,000
June 30, 2010	2,216,476

Based on above repayment schedule, the installment of $300,000 should be repaid on December 31, 2009. However, because the bank did not sent out the Notice of Payment on time, the installment was not repaid by the Company until after the year ended December 31, 2009.

As of December 31, 2009 and 2008, short-term borrowing comprised secured bank loans of $4,273,750 and $5,611,702 respectively, and unsecured bank loans of $nil and $1,246,950 respectively. The secured loans were secured by the Company’s property, plant and equipment of $17,813,861 and $10,745,831, respectively.

The average short-term borrowing rates for the years ended December 31, 2009, and 2008, were approximately 6.21% and 7.93%, respectively. The credit facility agreement includes certain covenants that require the Company to maintain (1) the equity to debt (including contingent liabilities) ratio at no less than 50%, and (2) its current ratio at no less than 100%. The Company was in compliance with these covenants as of December 31, 2009.

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
6,216,065

The total interest expenses for the short-term bank loans and long-term loan for the years ended December 31, 2009 and 2008 were $621,863 and $532,847, respectively.

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

ORIENT PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes. The amount owed bears interest with reference to the borrowing rate offered by the People's Bank of China and is due on July 31 and August 4, respectively, 2011. As of December 31, 2009 and 2008, the loan amount is $1,974,492 and $1,980,450, respectively, to HBOP. The average interest rate for both the year ended December 31, 2009 and 2008 was 7.56% per annum. Interest expenses paid to the two directors were $106,565 and $61,616 for the year ended December 31, 2009 and 2008, respectively. See Note (13) Subsequent Events for the repayment of both HBOP Director loans in August 2011.

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

As of December 31, 2009, the Company has achieved the financial performance threshold for 2009.  See Note (13) Subsequent Events for details of the final settlement of the Company’s 2010 Performance Threshold with the Buyers.

(10) Earnings Per Share

As of December 31, 2009 and 2008, basic and diluted net income per share calculated in accordance are reconciled as follows:

	Year ended December 31,
	2009	2008
Basic income per share
Net Income for the year – numerator	$12,720,208	$8,274,415
Weighted average common stock outstanding - denominator	12,221,782	10,814,431
Net income per share	$1.04	$0.77

Diluted income per share
Net Income for the year – numerator	$12,720,208	$8,274,415
Weighted average common stock outstanding - denominator	12,221,782	10,814,431
Effect of dilution
Warrant	11,096	-
Weighted average common stock outstanding - denominator	12,232,878	10,814,431
Diluted income per share	$1.04	$0.77

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

Orient Paper, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $ 1,235,962 and $504,412 for income tax purposes for the year ended December 31, 2009 and 2008. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2028 and 2027. Management believes that the realization of the benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2009	2008
Deferred tax assets - current
Allowance for doubtful accounts	$10,509	$-
Deferred tax assets - non current
Net Operating Loss Carryover for U.S. income tax purposes	420,227	170,000
Total deferred tax assets	430,736	170,000
Less: Valuation allowance	(430,736)	(170,000)
Net Operating Loss Carryover for U.S. income tax purposes	$-	$-

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as:

	Year ended December 31,
	2009	2008
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(36.4)	(34.0)
PRC statutory income tax rate	25.0	25.0
Expenses not deductible for PRC tax purposes	1.8	(0.4)
Change in valuation allowance	2.4	1.5
Effective income tax rate	26.8%	26.1%

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $ 27,927,894 and $12,307,038 as of December 31, 2009 and 2008, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

ORIENT PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

As mentioned under Significant Accounting Policies, the Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes) . To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. Until December 31, 2009, the management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008, respectively. The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities and the major one is the China Tax Authority. The open tax year for examination in PRC is 5 years.

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

Purchase of Major Equipment

On April 9, 2010, the Company entered into a definitive equipment purchase agreement (the “Equipment Purchase Agreement") with a paper machine manufacturer to purchase a new corrugating medium paper production equipment with an annual production capacity of 360,000 tons for RMB 190.0 million (approximately $27.8 million). The construction of the new corrugating medium paper production equipment, along with other auxiliary facilities, is expected to be completed in the third quarter of 2011.

Make Good Supplement Agreement

The Company achieved the financial performance threshold for 2009 under the October 7, 2009 Make Good Agreement.  For 2010, the Company’s net income determined in accordance with the US GAAP for the year 12-month period ended December 31, 2010 was $15,551,536, which failed the 2010 Performance Threshold of $18 million by more than 10%.  However, the Buyers and the Company have agreed to reduce the 102,019 Escrow Shares that are otherwise transferable to the Buyers by 50% to 51,011 Escrow Shares pursuant to a carve-out term under Article 1.6 (vii) of the Make Good Securities Escrow Agreement for items that are “whatsoever beyond the Company’s reasonable control,” including part of the $1,041,452 of 2010 legal and professional fees related to (1) the internal independent investigation conducted by the Company’s Audit Committee during 2010 in response to certain allegations against the Company and its financial positions and operations, and (2) defending the shareholder class action lawsuit filed on August 6, 2010. The delivery of the transferable escrowed shares was made on June 30, 2011 and had no effect on the Company’s financial statements.

Repayment of Related Party Loans

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

Pending Litigations

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

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”).  By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees.  On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank filed a Notice of Appeal on August 5, 2011. The Company continues to believe that the action is without merit, and will vigorously defend any further litigation brought by Plaintiff.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). It changes change certain fair value measurement principles and enhances the disclosure requirements for fair value measurements to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and IFRSs. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2011 and are applied prospectively. The Company evaluated the effect of ASU 2011-04 on its financial statements and has concluded that it would have no impact on the Company's results of operations.

In June, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Currently, the Company evaluated the effect of ASU 2011-05 on its financial statements and has concluded that it would have no impact on the Company's results of operations.

 Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company’s financial statements for the fiscal year ended December 31, 2008 included in the Annual Report on Form 10-K for the fiscal year 2009 were initially audited and the audit report, dated March 19, 2009, were issued by Davis Accounting Group P.C.(a.k.a, Ethania Audit Group P.C. ). ("Davis") The licenses of Mr. Edwin Reese Davis Jr. and Davis lapsed on September 30, 2008 and were formally revoked as of November 4, 2010 by the Utah Division of Occupational & Professional Licensing.

The Company had no knowledge that Davis's license in Utah lapsed until 2011. During the time when Davis was retained by the Company, Davis represented that it was in good standing.

On December 1, 2009, Davis Accounting Group P.C. (“Davis”) resigned as our registered independent public accounting firm.

The audit reports of Davis on our financial statements for the fiscal year ended December 31, 2008 contained no adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year ended December 31, 2007 and through the date of this report, we have had no disagreements with Davis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Davis, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During the fiscal year ended December 31, 2008, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC. We provided Davis with a copy of this disclosure before its filing with the SEC. We requested that Davis provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from Davis stating that it agrees with the above statements.

New Independent Accountants

On December 1, 2009, our Audit Committee of the Board of Directors approved the appointment of BDO Limited, the Hong Kong member firm of the BDO International network (“BDO”), as our new registered independent public accounting firm, effective as of December 1, 2009, for the year ending December 31, 2009, and to conduct review engagements on the Company’s non-annual quarterly financial statements on an ongoing basis thereafter.

During the two most recent fiscal years and through the date of our engagement of BDO, we did not consult with BDO regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging BDO, BDO did not provide our Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to continue the appointment of BDO as our new registered independent public accounting firm.

On May 31, 2011, the Company engaged BDO to re-audit the financial statements for the fiscal year ended December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Orient Paper, Inc.

We have audited Orient Paper, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(T), Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended and our report dated September 26, 2011, expressed an unqualified opinion thereon.

/s/ BDO Limited
Hong Kong, September 26, 2011

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

Winston C. Yen . Mr. Yen was appointed as our Chief Financial Officer on May 1, 2009. Mr. Yen is a partner at ACCellence, LLP, a Los Angeles, California public accounting firm that he founded in December 2005. Previously, he served as a partner of the accounting firm of Harry C. Lin, CPA, APC in City of Industry, California from 2001 to 2005. Mr. Yen served as a manager at Moss Adams, LLP from 2000 to 2001 and was an audit/tax supervising senior at CBIZ from 1997 to 1999. He received a Bachelor’s degree in Accounting from the National Chengchi University in Taiwan in 1990 and a Master’s degree in Accounting Science from the University of Illinois at Urbana-Champaign in 1994.

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

Wenbing Christopher Wang . Mr. Wenbing Christopher Wang was appointed as our director on October 28, 2009. Mr. Wang has been President and director of Fushi Copperweld, Inc. (NASDAQ: FSIN) (“Fushi”) since January 21, 2008.  Mr. Wang also served as Fushi’s Chief Financial Officer from December 13, 2005 to August 31, 2009.   Prior to Fushi, Mr. Wang worked for Redwood Capital, Inc., China Century Investment Corporation, Credit Suisse First Boston and VCChina in various capacities. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester. Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine.  Mr. Wang currently serves as a director of General Steel Holdings (NYSE: GSI) and China Integrated Energy, Inc. (Nasdaq: CBEH).

Zhaofang Wang . Ms. Zhaofang Wang was appointed as our director on October 28, 2009. Ms. Wang has been Director of Research and Development at China National Pulp & Paper Research Institute, a national research and higher education institution in the PRC, since November 2005.  From October 1999 to October 2005, Ms. Wang served as Director of the Department of Urban Development with the Ministry of Housing and Urban-Rural Development.  Ms. Wang, a certified senior economist, received a bachelor’s degree in economic management at Beijing University, Guanghua School of Management.

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

Our audit committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our board of directors has adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.  A copy of the audit committee’s current charter is available on our website at http://www.orientpaperinc.com/images/Audit%20Committee%20Charter.pdf

The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the board of directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.  The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers.   A copy of the compensation committee’s current charter is available on our website at http://www.orientpaperinc.com/images/Compensation%20Committee%20Charter.pdf

The nominating committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally.  A copy of the nominating committee’s current charter is available on our website at http://www.orientpaperinc.com/images/Nominating%20Committee%20Charter.pdf

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available on our website at www.orientpaperinc.com .
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

Name and PrincipalPosition	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen sation($)	Total ($)
Zhenyong Liu,	2009	$35,083	-	-	-	-	$35,083
Chairman, CEO	2008	$34,472	-	-	-	-	$34,472

Winston C. Yen CFO	2009	$38,000	-	$25,375	-	-	$63,375
	2008	-	-	-	-	-

Dahong Zhou,	2009	$3,508	-	-	-	-	$3,508
Secretary	2008	$3,447	-	-	-	-	$3,447

Jing Hao	2009	$1,462	-	-	-	-	$1,462
Former CFO	2008	$4,309	-	-	-	-	$4,309

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

Compensation of Directors

The following table sets forth a summary of compensation paid to our directors during the fiscal year ended December 31, 2009 and December 31, 2008:

Name and PrincipalPosition	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen sation($)	Total ($)
Fuzheng Liu,	2009	$4,912	-	-	-	-	$4,912
Director	2008	$4,826	-	-	-	-	$4,826

Drew Bernstein	2009	$3,333		$37,500	-	-	$40,833
Director	2008	-	-	-	-	-	-

Wenbing Christopher Wang	2009	$3,333	-	$20,000	-	-	$23,333
Director	2008	-	-	-	-	-	-

Zhaofang Wang	2009	$1,218	-	-	-	-	$1,218
Director	2008

Xiaodong Liu,	2009	$29,236	-	-	-	-	$29,236
Former Director	2008	$34,471	-	-	-	-	$34,471

Chen Li,	2009	$4,093	-	-	-	-	$4,093
Former Director	2008	$4,826	-	-	-	-	$4,826

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

On August 5, 2008, a shareholder and a director of HBOP loaned money to Orient Paper for working capital purposes, which amounted to $877,552 as of December 31, 2009. The amount owed bears interest at 7.56% per annum, and is due on July 31, 2011.

On August 5, 2008, a shareholder and a director of HBOP loaned money to Orient Paper for working capital purposes, which amounted to $1,096,940 as of December 31, 2009. The amount owed bears interest at 7.56% per annum, and is due on August 4, 2011.

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

Item 14.           Principal Accounting Fees and Services

Audit Fee

We incurred, in the aggregate, approximately $150,000 and $156,000 for professional services rendered by our registered independent public accounting firm of BDO Limited for the audit of Orient Paper’s annual financial statements and the internal control for financial reporting for the year ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

Orient Paper incurred approximately $nil and $nil in fees from BDO Limited for audit-related services during the year ended December 31, 2009 and 2008, respectively.

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

10.17	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”).(8)
10.18	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent.(8)
10.19	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009.(8)
10.20	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009.(8)
10.21	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and Hebei Shuangxing Paper Co., Ltd.(9)
10.22	Debt Assignment and Assumption Agreement, dated August 31, 2009, by and among the Company, Zhenyong Liu and the HBOP.
10.23	Loan Agreement, dated January 21, 2009, for a loan of RMB13,000,000, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited.(10)
16.1	Letter of Davis Accounting Group P.C. to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-B.(11)
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

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

Date:   September 26, 2011

ORIENT PAPER, INC.

By:	/s/Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Zhenyong Liu	Chief Executive Officer and Director	September 26, 2011
Zhenyong Liu	(principal executive officer)

/s/Winston C. Yen	Chief Financial Officer (principal financial	September 26, 2011
Winston C. Yen	and accounting officer)

/s/Fuzeng Liu	Director	September 26, 2011
Fuzeng Liu

/s/Drew Bernstein	Director	September 26, 2011
Drew Bernstein

/s/Wenbing Christopher Wang	Director	September 26, 2011
Wenbing Christopher Wang

/s/Zhaofang Wang	Director	September 26, 2011
Zhaofang Wang