Form 10-Q
period 2011-09-30
Orient Paper Inc.
filed 2011-11-09
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,350,191 shares of common stock, $.001 par value, were outstanding as of November 4, 2011.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$4,945,142	$11,348,108
Notes receivable	-	308,539
Accounts receivable (net of allowance for doubtful accounts of $51,216 and $37,535 as of September 30, 2011 and December 31, 2010, respectively)	2,509,577	1,839,235
Inventories	3,699,579	7,422,518
Prepayments and other current assets	302,285	184,723

Total current assets	11,456,583	21,103,123

Prepayment on property, plant and equipment	7,200,438	6,957,258

Property, Plant, and Equipment, net	116,919,303	87,445,960

Total Assets	$135,576,324	$115,506,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$2,817,563	$2,873,650
Current portion of long-term debt	-	2,008,530
Loan from related parties	-	2,041,804
Accounts payable	144,686	413,468
Accrued payroll and employee benefits	397,492	336,932
Other payables and accrued liabilities	1,256,416	2,363,686
Income taxes payable	1,680,118	1,717,127

Total current liabilities	6,296,275	11,755,197

Loan from credit union	5,658,605	-
Loan from related parties	2,286,283	2,209,068

Total liabilities	14,241,163	13,964,265

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,350,191 and 18,344,811 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	18,350	18,345
Additional paid-in capital	45,758,020	45,727,656
Statutory earnings reserve	5,661,587	5,661,587
Accumulated other comprehensive income	10,755,315	7,138,233
Retained earnings	59,141,889	42,996,255

Total stockholders' equity	121,335,161	101,542,076

Total Liabilities and Stockholders' Equity	$135,576,324	$115,506,341
 See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$37,074,759	$23,006,314	$111,834,364	$87,721,642

Cost of Sales	(29,080,624)	(19,184,629)	(87,259,264)	(69,932,956)

Gross Profit	7,994,135	3,821,685	24,575,100	17,788,686

Selling, General and Administrative Expenses	(461,312)	(1,082,240)	(2,041,277)	(2,159,939)
Loss from Disposal of Property, Plant and Equipment	(460)	(15,566)	(69,628)	(1,098,020)

Income from Operations	7,532,363	2,723,879	22,464,195	14,530,727

Other Income (Expense):
Interest income	7,048	41,384	31,302	130,858
Interest expense	(222,742)	(136,325)	(489,797)	(469,571)

Income before Income Taxes	7,316,669	2,628,938	22,005,700	14,192,014

Provision for Income Taxes	(1,884,909)	(864,710)	(5,860,066)	(3,949,837)

Net Income	5,431,760	1,764,228	16,145,634	10,242,177

Other Comprehensive Income:

Foreign currency translation adjustment	1,161,028	1,512,661	3,617,082	1,840,157

Total Comprehensive Income	$6,592,788	$3,276,889	$19,762,716	$12,082,334

Earnings Per Share:

Basic Earnings per Share	$0.30	$0.10	$0.88	$0.60

Fully Diluted Earnings per Share	$0.30	$0.10	$0.88	$0.60

Weighted Average Number of Shares
Outstanding - Basic	18,350,186	18,344,811	18,349,044	17,128,689
Outstanding - Fully Diluted	18,350,186	18,344,811	18,349,044	17,130,062

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net income	$16,145,634	$10,242,177
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,311,618	3,100,465
Loss from disposition of property, plant and equipment	69,628	1,098,021
Allowance for bad debts	12,179	47,028
Stock-based expense for service received	30,369	101,046
Changes in operating assets and liabilities:
Accounts and notes receivable	(294,494)	(1,764,624)
Prepayments and other current assets	(112,098)	240,464
Inventories	3,921,066	(239,070)
Accounts payable	(278,873)	2,339,704
Accrued payroll and employee benefits	49,844	(4,394)
Other payables and accrued liabilities	(1,030,876)	(405,580)
Income taxes payable	(95,535)	(670,062)

Net Cash Provided by Operating Activities	21,728,462	14,085,175

Cash Flows from Investing Activities:
Prepayment/deposit for purchase of property, plant and equipment	(133,314)	(22,592,570)
Purchases of property, plant and equipment	(29,392,070)	(1,194,823)
Proceeds from disposal of property, plant and equipment	748	-

Net Cash Used in Investing Activities	(29,524,636)	(23,787,393)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	200,000
Repayment of related party loans	(2,080,636)	(200,000)
Proceeds from bank loans	8,345,664	880,230
Repayments of bank loans	(4,975,033)	(2,379,626)
Proceeds from public offering of common stock	-	26,570,161
Reclassification of restricted cash to cash and cash equivalents	-	29,105

Net Cash Provided by Financing Activities	1,289,995	25,099,870

Effect of Exchange Rate Changes on Cash and Cash Equivalents	103,213	432,780

Net (Decrease)/ Increase in Cash and Cash Equivalents	(6,402,966)	15,830,432

Cash and Cash Equivalents - Beginning of Period	11,348,108	6,949,953

Cash and Cash Equivalents - End of Period	$4,945,142	$22,780,385

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$512,748	$302,579
Cash paid for income taxes	$5,955,602	$4,619,899

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

DongfangZhiye Holding Limited (“Dongfang Holding”) was formed on November 13, 2006, under the laws of the British Virgin Islands, and is an investment holding company. As such, Dongfang Holding does not generate any financial or operating transactions. On July 16, 2007, Dongfang Holding entered into an agreement to acquire the equity ownership of HBOP and placed all the equity interest in trust with Mr. Zhenyong Liu, Mr. Xiaodong Liu, and Mr. Shuangxi Zhao (the original equity owners of HBOP, each, an “HBOP Equity Owner” and collectively, “HBOP Equity Owners”), pursuant to a trust agreement executed on the same date. Under the terms of the trust agreement, the HBOP Shareholders would exercise control over the disposition of Dongfang Holding’s shares in HBOP on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of HBOP’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of HBOP’s equity interest.  In connection with the consummation of the restructuring transactions on June 24, 2009 as described below, Dongfang Holding directed its trustee to return its equity ownership in HBOP to the HBOP Equity Owners.

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

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

To ensure proper compliance of the Company’s control over the ownership and operations of HBOP with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with HBOP and HBOP Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings, Inc. (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010).  Baoding Shengde is mainly engaged in production and distribution of digital photo paper and is 100% owned by Shengde Holdings.  Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80% of HBOP’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to HBOP Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of HBOP; (iii) Call Option Agreement, which generally provides, among other things, that HBOP Equity Owners irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in HBOP. The exercise price for the options shall be RMB1 which Baoding Shengde should pay to each HBOP Equity Owner for all their equity interests in HBOP; (iv) Share Pledge Agreement, which provides that HBOP Equity Owners will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that HBOP Equity Owners  breach their obligations under the Loan Agreement or HBOP fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that HBOP Equity Owners shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of HBOP or with respect to any equity owner action to be taken in accordance with the laws and HBOP’s Articles of Association. The terms of the agreement are binding on the parties as long as HBOP Equity Owners continue to hold any equity interest in HBOP. An HBOP Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled HBOP since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009, and continues to control HBOP through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

On February 10, 2010, Baoding Shengde and the HBOP Equity Owners entered into a Termination of Loan Agreement to terminate the above $10,000,000 Loan Agreement.  Because of the Company’s decision to fund future business expansions through Baoding Shengde instead of HBOP, the $10,000,000 loan contemplated was never made prior to the point of termination.  The parties believe the termination of the Loan Agreement does not in itself compromise the effective control of the Company over HBOP and its businesses in the PRC.

An agreement was also entered into among Baoding Shengde, HBOP and the HBOP Equity Owners on December 31, 2010, reiterating that Baoding Shengde is entitled to 100% of the distributable profit of HBOP, pursuant to the above mentioned Contractual Agreements. In addition, HBOP and the HBOP Equity Owners shall not declare any of HBOP’s unappropriated earnings as dividend, including the unappropriated earnings of HBOP from its establishment to 2010 and thereafter.

Orient Paper has no direct equity interest in HBOP. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s activities that most significantly affect its economic performance, resulting in HBOP being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”) (formerly FASB Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities as amended by SFAS 167, an Amendment to FIN 46R ). The revenue of the Company generated from HBOP for the quarter ended September 30, 2011 and 2010 was 94.68% and 94.39%, respectively, while it was 94.30% and 96.83% for the nine months ended September 30, 2011 and 2010. HBOP also accounted for 79.8% and 79.6% of the total assets of the Company as of September 30, 2011 and December 31, 2010, respectively.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2011 and December 31, 2010, details of the Company’s subsidiaries and variable interest entities are as follows:

Name	Date of Incorporationor Establishment	Place of Incorporation or Establishment	Percentage of Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity:
HBOP	March 10, 1996	PRC	Control*	Paper Production and distribution
* HBOP is treated as a 100% controlled variable interest entity of the Company

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 of Orient Paper, Inc. a Nevada corporation, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “Orient Paper”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The balance sheet as of September 30, 2011 and the results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period.

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

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3) Inventories

Raw material inventory includes mainly recycled paper and coal.  Finished goods include mainly products of medium-grade offset printing paper and corrugating medium paper.  Inventories consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Raw Materials
Recycled paper board	$1,690,594	$3,807,678
Pulp	13,640	13,180
Recycled printed paper	200,286	593,604
Recycled white scrap paper	432,187	801,783
Coal	104,171	1,441,082
Base paper and other raw materials	250,919	151,269
	2,691,797	6,808,596
Finished Goods	1,007,782	613,922
Totals	$3,699,579	$7,422,518

(4) Prepayment and other current assets

Prepayment and other current assets consisted of the following:
	September 30, 2011	December 31, 2010
Prepayment for purchase of materials	$158,661	$158,848
Prepaid insurance	107,374	19,000
Others	36,250	6,875
	$302,285	$184,723

(5) Prepayment on property, plant and equipment

As of September 30, 2011 and December 31, 2010, prepayment on property, plant and equipment consisted of $7,200,438 and $6,957,258, respectively, in respect of prepaid land use right.

(6) Property, plant and equipment

As of September 30, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Property, Plant, and Equipment:
Land use rights	$2,345,496	$2,266,282
Building and improvements	10,331,777	7,283,466
Machinery and equipment	67,882,060	64,913,451
Vehicles	231,895	224,063
Construction in progress	59,718,353	32,316,540
	140,509,581	107,003,802
Less accumulated depreciation and amortization	(23,590,278)	(19,557,842)
Property, Plant and Equipment, net	$116,919,303	$87,445,960

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Land use rights represent state-owned land located in China with lease terms of 50 years expiring in 2053.

Construction in progress mainly represents payments for the new 5600 corrugating medium paper production line under construction.

Property, plant and equipment with net values of $10,122,779 and $4,928,033 have been pledged for long-term bank loans of HBOP as of September 30, 2011 and December 31, 2010, respectively. Depreciation and amortization of property, plant and equipment during the three months ended September 30, 2011 and 2010 were $1,122,519 and $1,077,868, respectively, while depreciation and amortization were $3,311,618 and $3,100,465 during the nine months ended September 30, 2011 and 2010, respectively.

(7) Loans Payable

Short-term bank loans
		September 30, 2011	December 31, 2010
Industrial & Commercial Bank of China	(a)	$-	$1,966,182
Industrial & Commercial Bank of China	(b)	-	907,468
Industrial & Commercial Bank of China	(c)	2,034,907	-
Industrial & Commercial Bank of China	(d)	782,656	-
Total short-term bank loans		$2,817,563	$2,873,650

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

(b)
On July 28, 2010, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $907,468 as of December 31, 2010. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expired on July 18, 2011 and carried an interest rate of 5.31% per annum.  The Company paid off the outstanding factoring facility balance on July 19, 2011.

(c)
On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $2,034,907 as of September 30, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expires on February 27, 2012 and carries an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

(d)
On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $782,656 as of September 30, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expires on August 15, 2012 and carries an interest rate of 8.023% per annum.

As of September 30, 2011 and December 31, 2010, short-term borrowing comprised secured bank loans of $2,817,563 and $2,873,650, respectively, and no unsecured bank loans. The factoring facility was secured by essentially all of the Company’s accounts receivable in the amount of $2,560,793 and $1,876,770 as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the nine months ended September 30, 2011 and 2010 were approximately 6.07% and 5.81%, respectively.  The average short-term borrowing rates for the three months ended September 30, 2011 and 2010 were approximately 6.46% and 5.71%, respectively.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On March 31, 2011 the Company prepaid the entire principal and accrued interest of the Rural Credit Cooperative of Xushui County loan and entered into a new three-year term loan agreement with Xushui County Rural Credit Union for $1,541,833.  The new loan is guaranteed by an independent third party.  Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011 the Company entered into a new term loan agreement with the Xushui County Rural Credit Union for $4,116,772.  The new loan is secured by its manufacturing equipment of $10,122,779 and will mature on June 9, 2013.  Interest payment is due quarterly and bears the rate of 0.72% per month.

Total interest expenses for the short-term bank loans and long-term loan for the three months ended September 30, 2011 and 2010 was $178,685 and $80,362, respectively. For the nine months ended September 30, 2011 and 2010, the interest expenses for the short-term bank loans and long term loan were $319,874 and $302,578, respectively.  The Company’s secured loans were secured by its manufacturing equipment of $10,122,779 and $4,928,033 as of September 30, 2011 and December 31, 2010 respectively.

Future maturities of short term and long term loans payable were as follows as of September 30, 2011:

September 30,	Amount
2012	$2,817,563
2013	4,116,772
2014	1,541,833
$8,476,168

(8) Related Party Transactions

Mr. Zhenyong Liu is a director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  As of September 30, 2011 and December 31, 2010, net amount due to Mr. Liu were $2,286,283 and $2,209,068, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of September 30, 2011 and December 31, 2010.  The loan is due January 1, 2013 and accordingly has been classified as a long-term liability at September 30, 2011 and December 31, 2010, respectively.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest equal the rate established by the People’s Bank of China and were due on July 31 and August 4, 2011, respectively.  As of December 31, 2010, the total loan amount payable was $2,041,804.  The interest rate as of December 31, 2010 was 5.85% per annum.  The Company paid off the loan balance to both directors of HBOP by August 4, 2011.

The interest expenses incurred for the above related party loans were $44,057 and $55,963 for the three months ended September 30, 2011 and 2010, while the interest expenses were $169,923 and $166,993 for the nine months ended September 30, 2011 and 2010.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consisted of the following:

	September 30, 2011	December 31, 2010
Accrued electricity	$193,975	$573,294
Accrued audit and professional fees	121,000	290,000
Value-added tax payable	541,287	884,779
Accrued interest	234,058	248,676
Payable for purchase of equipment	109,572	236,698
Others	56,524	130,239
Totals	$1,256,416	$2,363,686

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

The fair value for the warrant was approximately $200,158 as a whole and the unamortized balance as of September 30, 2011 and December 31, 2010 was nil.  It has been amortized over the servicing period of 1 year since July 24, 2009.  For both the three months ended September 30, 2011 and 2010, the Company charged nil to earnings, while for the nine months ended September 30, 2011 and 2010 the Company charged nil and $79,521 to earnings, respectively.  As of January 19, 2010, the warrant had been cashless exercised for 16,597 shares.  As of September 30, 2011 and December 31, 2010, there was no outstanding warrant.

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

Orient Paper, Inc
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

April 2010 Public Offering

On March 31, 2010, the Company entered into an Underwriting Agreement with Roth Capital Partners, LLC (the “Underwriter”), under which the Company agreed to sell the Underwriter an aggregate of 3,000,000 shares of common stock with an option for the Underwriter to purchase an additional 450,000 shares to cover its over-allotment within 45 days of the date of the Underwriting Agreement.  All of these shares, which are offered to the public at $8.25 per share by the Underwriter, are issued and sold to the Underwriter at $7.7962 per share net of discounts and commissions.  The first closing for the sale of 3,000,000 shares was on April 6, 2010.  The Underwriter exercised its option for the purchase of the additional 450,000 shares on April 14, 2010.  The Company received total proceeds, net of expenses, in the amount of $26,570,161.

(11) Earnings Per Share

For the three-month and nine-month periods ended September 30, 2011 and 2010, basic and diluted net income per share were calculated  as follows:

	Three Months Ended September 30,
	2011	2010
Basic income per share
Net Income for the period – numerator	$5,431,760	$1,764,228
Weighted average common stock outstanding - denominator	18,350,186	18,344,811
Net income per share	$0.30	$0.10

Diluted income per share
Net Income for the period – numerator	$5,431,760	$1,764,228
Weighted average common stock outstanding - denominator	18,350,186	18,344,811
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,350,186	18,344,811
Diluted income per share	$0.30	$0.10

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Basic income per share
Net Income for the period – numerator	$16,145,634	$10,242,177
Weighted average common stock outstanding - denominator	18,349,044	17,128,689
Net income per share	$0.88	$0.60

Diluted income per share
Net Income for the period – numerator	$16,145,634	$10,242,177
Weighted average common stock outstanding - denominator	18,349,044	17,128,689
Effect of dilution
Warrant	-	1,373
Weighted average common stock outstanding - denominator	18,349,044	17,130,062
Diluted income per share	$0.88	$0.60

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

The provision for income taxes for the three months ended September 30, 2011 and 2010 was as follows:
	Three Months Ended September 30,
	2011	2010
Provision for Income Taxes
Current Tax Provision – PRC	$1,884,909	$864,710
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$1,884,909	$864,710

The provision for income taxes for the nine months ended September 30, 2011 and 2010 was as follows:
	Nine Months Ended September 30,
	2011	2010
Provision for Income Taxes
Current Tax Provision – PRC	$5,860,066	$3,949,837
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$5,860,066	$3,949,837

During the three months ended September 30, 2011 and 2010, the effective income tax rate was estimated by the Company to be 25.8% and 32.9%, respectively, while during the nine months ended September 30, 2011 and 2010, the effective income tax rate was estimated by the Company to be 26.6% and 27.8%, respectively.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes, related to uncertain income tax positions. To date, the adoption of this interpretation has not impacted the Company’s financial condition, results of operations, or cash flows. The Company performed a self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2011 and December 31, 2010, management considered that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for uncertain positions in the future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for both the three months and the nine months ended September 30, 2011 and 2010, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(13) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $18,784.  This operating lease is renewable at the end of the 30-year term. The rental expenses for the three months ended September 30, 2011 and 2010 were $4,685 and $4,425, while the rental expenses were $13,871 and $13,203 for the nine months ended September 30, 2011 and 2010, respectively.

Future minimum lease payments are as follows:

September 30,	Amount

2012	$18,784
2013	18,784
2014	18,784
2015	18,784
2016	18,784
Thereafter	286,451
Total operating lease payments	$380,371

Capital commitment

The Company has signed several contracts for constructing plants and purchase of equipment. The outstanding commitments are $5,077,171 and $7,628,331 as of September 30, 2011 and December 31, 2010, respectively. The Company expects to pay off all the balances within the next twelve months.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pending Litigation

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011.  On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the company is probable or that an unfavorable outcome to the company is remote. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”).  By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees.  On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011.  The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

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

Summarized financial information for the two reportable segments for the three months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30, 2011
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$35,103,908	$1,970,851	-	-	$37,074,759
Gross Profit	7,360,928	633,207	-	-	7,994,135
Depreciation and amortization	890,754	231,765	-	-	1,122,519
Interest income	5,902	1,055	91	-	7,048
Interest expense	222,742	-	-	-	222,742
Net Income (Loss)	5,489,718	431,648	(489,606)	-	5,431,760

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2010
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$21,714,578	$1,291,736	-	-	$23,006,314
Gross Profit	3,359,532	462,153	-	-	3,821,685
Depreciation and amortization	852,706	225,162	-	-	1,077,868
Interest income	11,406	29,528	450	-	41,384
Interest expense	136,325	-	-	-	136,325
Net Income (Loss)	2,231,180	347,072	(814,024)	-	1,764,228

Summarized financial information for the two reportable segments for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine Months Ended September 30, 2011
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$105,458,805	$6,375,559	-	-	$111,834,364
Gross Profit	22,363,477	2,211,623	-	-	24,575,100
Depreciation and amortization	2,627,066	684,552	-	-	3,311,618
Interest income	17,428	13,629	245	-	31,302
Interest expense	489,797	-	-	-	489,797
Net Income (Loss)	16,097,568	1,574,376	(1,526,310)	-	16,145,634
Total Assets	110,802,865	35,533,867	367,335	(11,127,743)	135,576,324

	Nine Months Ended September 30, 2010

	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$84,940,702	$2,780,940	-	-	$87,721,642
Gross Profit	16,571,269	1,217,417	-	-	17,788,686
Depreciation and amortization	2,586,602	513,863	-	-	3,100,465
Interest income	66,778	56,993	7,087	-	130,858
Interest expense	469,571	-	-	-	469,571
Net Income (Loss)	10,838,338	913,460	(1,509,621)	-	10,242,177

	As of December 31, 2010

	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Total Assets	$91,883,320	$32,931,982	95,724	(9,404,685)	$115,506,341

(15) Concentration of Major Suppliers

For the three months ended September 30, 2011, the Company had two major suppliers which primarily accounted for 75% and 5% of the total purchases. For the three months ended September 30, 2010, the Company had two major suppliers accounted for 79% and 15% of the total purchases.

For the nine months ended September 30, 2011, the Company had two major suppliers which primarily accounted for 77% and 10% of total purchases.  For the nine months ended September 30, 2010, the Company had three major suppliers which accounted for 57%, 22% and 13% of total purchases.

Orient Paper, Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(16) Concentration of Credit Risk

Financial instruments which the Company is potentially subject to concentrations of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States.  The Company’s U.S. bank accounts are all covered by the FDIC insurance. The balances exceeding the maximum coverage of $250,000 are nil as of September 30, 2011 and December 31, 2010.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the periods ended September 30, 2011 and 2010 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper (including minor revenue from sales of Diazo and copy papers for the three months ended September 30, 2010 only) and corrugating medium paper for the three months ended September 30, 2011 was $35,103,908, an increase of $13,389,330 or 61.66% from $21,714,578 for the comparable period in 2010.  The increase was partly due to the rising selling prices in 2011. In addition, for most of the third quarter in 2010, we had no steam pressure because we removed two old boilers to install two new energy-efficient steam boilers and thus, the quantity of total offset printing and corrugating medium paper produced and sold and the revenue from the sales during the three months ended September 30, 2010 were substantially less than in the comparable period in 2011. Total quantity of corrugating medium paper and offset printing paper sold for the three-month period ended September 30, 2011 amounted to 55,642 tons, an increase of 14,812 tons or 36.28%, compared to 40,830 tons sold in the comparable period in the previous year. Exclusive of sales of finished goods that we purchased from other manufacturers, we sold 49,553 tons of offset printing and corrugating medium paper during the three months ended September 30, 2011, resulting in an increase in tonnage sold of 8,727 tons, or 21.38%, as compared to the same period a year ago. The changes in revenue in dollar amount and in tonnage from the third quarter of year 2010 to the same period in year 2011 are summarized as follows:

	Three Months Ended		Three Months Ended		Change in		Percentage
	September 30, 2011		September 30, 2010				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	25,989	$10,742,793	19,452	$6,127,222	6,537	$4,615,571	33.61%	75.33%
Medium-Grade Offset Printing Paper	29,653	24,361,115	21,374	15,583,584	8,279	8,777,531	38.73%	56.33%
Diazo Paper and Copy Paper	-	-	4	3,772	(4)	(3,772)	n/a	n/a
Total Corrugating Medium and Offset Printing Paper Sales Revenue	55,642	$35,103,908	40,830	$21,714,578	14,812	$13,389,330	36.28%	61.66%

Average Selling Prices (“ASPs”) for our main products in the three-month periods ended September 30, 2010 and 2011 are summarized as follows:

	Medium-Grade Offset ASP	Corrugating Medium Paper ASP
Quarter ended September 30, 2010	$729	$315
Quarter ended September 30, 2011	$821	$413
Increase(decrease) from comparable period in the previous year	$92	$98
Increase(decrease) as a percentage	12.62%	$31.11%

Revenue from corrugating medium paper amounted to $10,742,793 (or 30.60% of total offset printing paper and corrugating medium paper revenue) for the three months ended September 30, 2011, representing a $4,615,571 (or 75.33%) increase over the corrugating medium paper revenue of $6,127,222 for the comparable period in 2010.  We sold 25,989 tons of corrugating medium paper in the three months ended September 30, 2011 versus 19,452 tons for the same period a year ago, representing a 33.61% increase in quantity sold.  ASP for corrugating medium paper rose from $315/ton in the three months ended September 30, 2010 to $413/ton in the three months ended September 30, 2011, representing a 31.11% increase over the comparable period.  We believe the increase in ASP is primarily attributable to (1) increasing customer demand, and more importantly (2) a regional shortage in paper products supply, caused by mandatory closures of smaller paper manufacturers under government mandates in 2010 and 2011.  For example, the provincial government of Hebei announced on June 12, 2010 that it was working on closing 64 inefficient paper production lines with 26 local paper mills by the end of the year 2010, accounting for an elimination of annual capacity of approximately 400,000 tons in 2010, while the neighboring province of Henan announced that it was closing more than 100 local paper mills with an aggregate capacity of over 2 million tons of paper production. The Ministry of Industry and Information Technology of the People’s Republic of China announced on July 11, 2011 that 8.2 million tons of outdated paper milling capacities and 599 paper companies across China will be forced to close down in the year 2011 (the “2011 Mandatory Closure”). Of all of the paper mills affected by the 2011 Mandatory Closure, 82 companies with total capacities of 1.07 million tons (or 13% of total closure) are located in the province of Hebei, where many of the old paper mills only have capacities under 50,000 tons. Our neighboring province of Henan will also see 1.84 million tons capacities (or 22% of total 2011 closure), currently owned by 84 companies, eliminated before the end of the year.  Many industry commentators believe that the 2011 Mandatory Closure impacted mostly packaging paper, printing paper and household paper supplies in China in 2011 and has driven up selling prices of these products.  However, as of September 30, 2011, we have seen ASP increases leveling out and stabilized.

Beginning in late June 2010, we shut down and later demolished one of our two corrugating medium paper production lines.  We had originally planned to build a new 360,000 ton/year new corrugating medium paper production line and other facilities on approximately 667,000 square meters of land across the street from our current main manufacturing compound, but we changed plan to instead, build the new production line in our current manufacturing compound.  To make room for the new production line and the related pulping facilities, we took down two buildings and an existing corrugating medium paper production line. We estimate the lost capacity to be approximately 34,000 tons per year.  The new corrugating medium paper production line is under testing and is expected to begin commercial production in the last quarter of 2011.

Revenue from medium-grade offset printing paper amounted to $24,361,115 (or 69.40% of total offset printing paper and corrugating medium paper revenue) for the three months ended September 30, 2011, which represents an $8,777,531 (or 56.33%) increase over the medium-grade offset printing paper revenue of $15,583,584 for the comparable period in 2010.  We sold 29,653 tons of medium-grade offset printing paper in the third quarter of year 2011 compared to 21,374 tons of medium-grade offset printing paper in the comparable period in year 2010, an increase of 8,279 tons or 38.73%.  The factors contributing to the third quarter 2011 increase in both total quantity and dollar amount sold include (1) lower production quantity in the third quarter 2010, due to the installation of new boilers to replace the two old ones, (2) the increase in ASP for offset printing paper products from $729/ton in the third quarter of year 2010 to $821/ton in the third quarter of 2011, representing an increase of 12.62%, and (3) a regional shortage in paper products supply, caused by the 2011 Mandatory Closure. Absent further government-mandated closure and substantial industry-wide pricing adjustments to reflect inflating costs, we believe the ASP of major printing paper products are being stabilized and will remain so in the next few reporting periods, especially after the stabilization of the cost of wood pulp and the possible additional supply produced by other major paper manufacturers in the second half of 2011.

As a partial remedy for the lost production due to the disposal and temporary removal of two old boilers in the second half of 2010, starting in August 2010 the Company entered into four offset printing paper supply agreements with paper manufacturers in Hebei Province and the neighboring Shandong province (the “Supply Agreements”).   During the three months ended September 30, 2011, revenue generated from sales of finished offset printing paper purchased from these vendors pursuant to the Supply Agreements was in the amount of $5,038,357 (or 6,089 tons), representing 20.68% of total sales revenue of medium-grade offset printing paper during the three months ended September 30, 2011.  The sales of finished goods during the three months ended September 30, 2011 also represent an increase of $73,769 (1.49%) from such sales in the amount of $4,964,588 for the three-month period a year ago. Although gross profit margin of sales of paper purchased under these Supply Agreements registers significantly less than that of our own products (see discussions at “Gross Profit” below), we intend to extend these Supply Agreements past their expiration as long as market conditions permit.

The following is a chart showing the month-by-month ASPs (except for the ASPs of the digital photo paper) for the 15-month period ended September 30, 2011:

Monthly sales revenue, including revenue from the sales of finished goods purchased under the Supply Agreements and excluding revenue of digital photo paper, for the 15-month period ended September 30, 2011, are summarized below.  Monthly sales in July/August 2010 and February 2011 were substantially lower than average mainly because of the loss of two old boilers in July and August 2010 and the extended Chinese New Year holiday break in February 2011.

Revenue of Digital Photo Paper

Since March 2010, we have produced and sold digital photo paper.  Revenue generated from selling digital photo paper was $1,970,851 (or 5.32% of total revenue) for the three months ended September 30, 2011:

	Three Months Ended		Three Months Ended				Percentage
Sales	September 30, 2011		September 30, 2010		Change in		Change
Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	495.77	$1,970,851	304.24	$1,291,736	191.53	$679,115	62.95%	52.57%

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2).  During the second quarter of the year 2010, we made the decision to significantly lower the ASP by producing more light weight digital photo paper products to meet the needs of different customers.  Several adjustments were made through the end of June 2011. As a result, the ASP was lowered from $4,447/ton in June 2010 to $3,916/ton in June 2011, and as a result, monthly sales quantity increased from 82.23, 93.59 and 128.42 tons in July, August and September 2010 to 170.73, 160.87 and 164.17 tons in July, August and September 2011 respectively.

Digital photo paper products’ monthly ASPs, monthly sales quantity (in tons) and monthly sales revenue for the period from inception to September 30, 2011 are summarized as follows:

Cost of Sales

Total cost of sales for corrugating medium and offset printing paper for the three months ended September 30, 2011 was $27,742,980, an increase of $9,387,934 or 51.15% from $18,355,046 for the comparable period in 2010.  The increase in total cost of sales in the third quarter of year 2011 is primarily due to the significant increase in sales revenue (especially in terms of quantities sold) over the comparable period in the last year when the new boilers were being installed, as explained above.  Total sales revenue (excluding revenue from sales of digital photo paper) grew from $21,714,578 in the third quarter of 2010 to $35,103,908 in the comparable period in year 2011, representing a 61.66% year-over-year increase. The increase in cost of sales also is largely attributable to the ever-rising cost of raw materials.   Monthly average purchase costs of our major raw materials for the period beginning July 2010 and ending September 2011 are as follows:

Costs for all types of raw materials in the 15-month period ended September 30, 2011 were on an upward trend and reached the highest point over the period toward the end of September 2011. For example, our average unit purchase cost (net of applicable value added tax) of recycled paper board, recycled white scrap paper, and recycled printed paper in the month of September 2011 were $197/ton, $422/ton, and $316/ton, respectively, which represent year-over-year increases of 20.87%, 8.44%, and 22.99% as compared to what we paid per unit for these raw materials a year ago.  Although our production takes advantage of domestic recycled paper (produced mainly from the Beijing metropolitan area) and does not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior, it appears that demand for domestic paper is on the rise.  Because of the rising demand and the effect of inflation on various production factors of recycled paper, we estimate that all of the raw material prices may see a slight increase in the next few reporting periods.

Electricity and coal are the two main sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal account for approximately 11% and 10% of our total cost of sales, or approximately 9% and 8% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales (excluding the cost of sales purchased from other paper product suppliers and not manufactured by us, as well as the cost of sales of digital photo paper) of our main paper products for the two years ended September 30, 2011 are summarized as follows:

Because of the increase in total cost of sales caused by inflating recycled paper raw material prices, total energy (electricity and coal) cost accounted for 19.82% of the total cost of sales (excluding costs of sales of purchased finished goods and digital photo paper) in the three months ended September 30, 2011, which is slightly less as compared to 21.49% of total cost of sales for the three months ended September 30, 2010.

The total cost of sales of digital photo paper amounted to $1,337,644 for the three months ended September 30, 2011, representing an increase of $508,061, or 61.24%, over the cost of sales of $829,583 in the comparable period in year 2010.  The increase appears to be in line with the growth in sales of our digital photo paper.  As explained above, the quantity (in tonnage) of our digital photo paper sales increased 62.95% in the third quarter of 2011 as compared to the same period in 2010.

Gross Profit

Gross profit for corrugating medium paper and offset printing paper for the three months ended September 30, 2011 was $7,360,928, a net increase of $4,001,396 or 119.11% from $3,359,532 for the comparable period in 2010.  The net increase in gross profit was primarily attributable to the low production output in the third quarter of 2010 caused by the replacement work of two boilers. Because of this, (1) quantities of corrugating medium paper and offset printing paper sold were much lower than normal in the third quarter of 2010, resulting in lower gross profit; (2) capacity utilization was lower, resulting in lower gross profit margins of corrugating medium and offset printing paper in the third quarter of 2010. As explained above, when comparing third quarter 2011 to the comparable quarter in 2010, total sales revenue of corrugating medium and offset printing paper grew 61.66%, while total cost of sales grew 51.15%, both contributing to the $4,001,396 or 119.11% increase in gross profit. The overall gross profit margin for corrugating medium paper and offset printing paper for the three months ended September 30, 2011 increased by 5.50%, from 15.47% a year ago to 20.97%. Because of the 31.11% increase in product ASP during the third quarter of 2011 as compared to the same period a year ago, gross profit margin for corrugating medium paper for the three months ended September 30, 2011 was 27.59%, substantially higher than the 15.85% gross profit margin for corrugating medium paper for the third quarter of 2010.  On the other hand, total offset printing paper generated a 18.05% gross profit margin in the third quarter of 2011 as opposed to 15.91% in the same period in 2010.

We generated $319,973 of gross profit from sales of offset printing paper purchased under the Supply Agreements during the three months ended September 30, 2011. Gross profit margins for the offset printing paper purchased by us during the three months ended September 30, 2011 was 6.35% (or 9.25% for the quarter ended September 30, 2010) and was substantially lower than the gross profit margin of offset printing paper that was manufactured internally.

Monthly Gross Profit Margins on the sales of our corrugating medium and offset printing paper for the 15-month period ending September 30, 2011 are as follows:

Gross profit from the sales of digital photo paper for the three months ended September 30, 2011 amounted to $633,207, or 32.13% as a percentage to total digital photo paper sales.  The third quarter 2011 gross profit percentage represents a substantial decline as compared to the 35.98% gross profit percentage during the same period last year. This decline is due to our decision to lower the ASP as explained above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $461,312, a decrease of $620,928 or 57.37% from $1,082,240 for the comparable period in 2010.  The decrease was primarily attributable to third quarter 2010 payments of various professional service fees including, more specifically, legal fees incurred in connection with an independent internal investigation and a litigation of the shareholder class action as described below in “Legal Proceedings.” For the three months ended September 30, 2011, total expenses incurred or accrued for investors relations, legal and accounting/auditing fees amounted to $71,287, $101,537 and $94,229, respectively as opposed to $166,499, $367,589 and $183,333 during the comparable period in 2010.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue of offset printing (including minor revenue from sales of Diazo and copy papers for the nine months ended September 30, 2010 only) and corrugating medium paper for the nine months ended September 30, 2011 was $105,458,805, an increase of $20,518,103 or 24.16% from $84,940,702 for the comparable period in 2010.  The increase in total offset printing and corrugating medium paper revenue was mainly attributable to (1) the lower production quantities in the third quarter of 2010 due to the installation of two new boilers to replace two old boilers that were removed, (2) the increase in product ASPs caused by a stronger customer demand driven by the 2011 Mandatory Closure, and (3) increased sales of purchased finished goods pursuant to the Supply Agreements in the first three quarters of 2011 as compared to the same period in 2010.

Revenue from corrugating medium paper amounted to $30,293,937 (or 27.09% of total revenue) for the nine months ended September 30, 2011, representing a $3,101,523 (or 11.41%) increase over the corrugating medium paper revenue of $27,192,414 for the comparable period in 2010.  We sold 75,141 tons of corrugating medium paper in the first three quarters in year 2011 versus 86,342 tons sold in the same period a year ago, a drop of 12.97% due to the disposal of a smaller corrugating medium paper production line in June 2010 to make room for a new production line.  On the other hand, ASP for corrugating medium paper in the nine months ended September 30, 2011 rose from $315/ton to $403/ton (a 27.94% increase), which we believe is a result of increasing disparity between regional supply and demand and the higher market pricing levels for various raw materials and production elements.

Revenue from medium-grade offset printing paper amounted to $75,164,868 (or 67.21% of total revenue) for the nine months ended September 30, 2011, which represents an $17,436,399 (or 30.20%) increase over the medium-grade offset printing paper revenue of $57,728,469 for the comparable period in 2010.  We sold 93,210 tons of medium-grade offset printing paper in the first three quarters of 2011 versus 79,399 tons a year ago, an increase of 13,811 tons or 17.39%.  The main factor contributing to the increase in quantity sold is the trading of offset printing paper that we purchased from third-party suppliers pursuant to the Supply Agreements as explained above.  We sold 25,911 tons of medium-grade offset printing paper (or 27.80% of total tonnage of offset printing paper sold) that we purchased under the Supply Agreements during the first nine months of year 2011, versus 6,826 tons in the comparable period in 2010.  In addition, there was a substantial increase in offset printing paper ASP in year 2011 due to the strong demand and a regional shortage in supplies.  Our ASP for medium-grade offset printing paper rose from $727/ton for the first three quarters of 2010 to $806/ton (a 10.87% increase) for the first three quarters of 2011.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2011		September 30, 2010		Change in		Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	75,141	$30,293,937	86,342	$27,192,414	(11,201)	$3,101,523	-12.97%	11.41%
Medium-Grade Offset Printing Paper	93,210	$75,164,868	79,399	$57,728,469	13,811	$17,436,399	17.39%	30.20%
Daizo Paper and Copy Paper	-	-	21	$19,819	(21)	$(19,819)	n/a	n/a
Total Sales Revenue	168,351	$105,458,805	165,762	$84,940,702	2,589	$20,518,103	1.56%	24.16%

Average ASPs for our main products in the nine-month periods ended September 30, 2010 and 2011 are summarized as follows:

	Medium-Grade Offset ASP	Corrugating Medium Paper ASP
Nine Months ended September 30, 2010	$727	$315
Nine Months ended September 30, 2011	$806	$403
Increase(decrease) from comparable period in the previous year	$79	$88
Increase(decrease) as a percentage	10.87%	$27.94%

Revenue of Digital Photo Paper

We did not start to produce and sell digital photo paper until March of 2010.  Revenue generated from selling digital photo paper was $6,375,559 (or 5.70% of total revenue) for the nine months ended September 30, 2011 compared to $2,780,940 (or 3.17% of total revenue) for the nine months ended September 30, 2010:

	Nine Months Ended		Nine Months Ended				Percentage
Sales	September 30, 2011		September 30, 2010		Change in		Change
Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	1,579.28	$6,375,559	495.21	$2,780,940	1,084.07	$3,594,619	218.91%	129.26%

Cost of Sales

Total cost of sales (excluding cost of sales of digital photo paper, which was not produced and sold until March 2010) for the nine months ended September 30, 2011 was $83,095,328, an increase of $14,725,895 or 21.54% from $68,369,433 for the comparable period in 2010.  The increase in cost of sales is appears to be consistent with the 24.16% increase in total sales revenue (excluding revenue of digital photo paper).

For the nine months ended September 30, 2011, cost of sales for digital photo paper was $4,163,936, as compared to $1,563,523 for the same period in year 2010.  The increase of the cost of sales of total digital photo paper in the amount of $2,600,413 represents a 166.32% increase over the comparable period in 2010.

Gross Profit

Gross profit for corrugating medium paper and offset printing paper for the nine months ended September 30, 2011 was $22,363,477, an increase of $5,792,208 or 34.95% from $16,571,269 for the comparable period in 2010.  The increase was primarily attributable to a number of factors, including substantial increases of 27.94% and 10.87% in product ASPs in 2011 for corrugating medium paper and offset printing paper, respectively, as compared to the same period in 2010. The increase in gross profit in the first three quarters of year 2011 was offset by the substantially lower gross profit margin generated by the sales of purchased offset printing paper pursuant to the Supply Agreements, which did not contribute to the Company’s gross profit until August 2010.  Although purchased offset printing paper under the Supply Agreements accounted for 27.8% of the total offset printing paper sold in the first three quarters of year 2011, gross profit generated from sales of purchased offset printing paper for the nine months ended September 30, 2011 was only $1,245,532, or 5.97% of the sales revenue of total finished goods of $20,876,513 for the period.

Because of the 27.94% increase in corrugating medium paper ASP in the first three quarters of 2011 as compared to the same period a year ago, gross profit of corrugating medium paper expressed as a percentage of sales was 29.24%, for the nine months ended September 30, 2011, representing a substantial increase over the 18.21% gross profit margin of corrugating medium paper in the first three quarters of year 2010.  Gross profit margin for total offset printing paper for the first three quarters of 2011 was 17.97%, which is lower by 2.69% than the 20.66% gross profit margin during the comparable period a year ago. Although ASP for medium-grade offset printing paper increased by 10.87% as opposed to the comparable period in year 2010, it did not result in any increase in offset printing paper gross profit margin in year 2011 because of the low gross profit margin attributable to the sales of purchased finished goods pursuant to the Supply Agreements.  The overall gross profit margin of all corrugating medium and offset printing paper for the nine months ended September 30, 2011 was 21.21%, up 1.70% as opposed to 19.51% for the overall corrugating medium and offset printing paper gross profit margin during the same period a year ago.

Gross profit from the sales of digital photo paper for the nine months ended September 30, 2011 amounted to $2,211,623, or 34.69% as a percentage of total digital photo paper sales during the period.  Gross profit and gross profit margin of digital photo paper from inception to September 30, 2010 were $1,217,417 and 43.78%, respectively. Gross profit margin of digital photo paper in the first nine months of 2011 compared lower than the gross profit margin in the same period a year ago because of an aggressive ASP reduction implemented toward the end of the first half of year 2010 due to producing and selling different product types.

Income from Operations

Operating income for the nine months ended September 30, 2011 was $22,464,195, an increase of $7,933,468 or 54.60% from $14,530,727 for the comparable period in 2010.  In addition to the $6,786,414 increase in overall consolidated gross profit, the increase in income from operation was also attributable to the $1,082,454 loss on disposition of assets recognized in the third quarter of 2010, when we demolished a smaller production line and other old warehouse buildings to make room for the new corrugating medium paper facilities.  Total selling, general and administrative expenses for the nine months ended September 30, 2011 were $2,041,277, a slight decrease of $118,662, or 5.49% from the comparable period a year ago.

Net Income

Net income was $16,145,634 for the nine months ended September 30, 2011, an increase of $5,903,457 or 57.64% from $10,242,177 for the comparable period in 2010.  The increase was primarily attributable to the increased sales revenue and gross profit during the first three quarters of year 2011.

Accounts Receivable

Net accounts receivable and trade notes receivable increased by $361,803 (or 16.85%) to $2,509,577 as of September 30, 2011, compared with $2,147,774 (including notes receivable in the amount of $308,539) as of December 31, 2010.  Our year-end balance was lower than our normal quarter-end balance due to a more aggressive collection effort toward the end of the calendar year, a common practice followed by many Chinese businesses.  The September 30, 2011 balance represents a decrease in the amount of $1,935,111, or 43.54%, over the September 30, 2010 balance of $4,444,688.  The decrease is due to an effort to tighten customer credit to boost our cash flow condition for paying capital expenditure items in the first three quarters of year 2011 over the comparable period in year 2010.  We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory consists of raw materials (accounting for 72.76% of total value of ending inventory as of September 30, 2011) and finished goods. As of September 30, 2011, the recorded value of our inventory had decreased by 50.16% to $3,699,579 from $7,422,518 as of December 31, 2010. Despite rising raw material prices in the last few quarters, we believe that major raw materials costs may have begun to stabilize and therefore, decided to lower the level of certain raw materials (e.g., recycled paper board and recycled white scrap paper) on-hand inventory as of September 30, 2011 in order to conserve cash to pay for capital expenditures in the fourth quarter of 2011. A summary of changes in major inventory items is as follows:

	September 30, 2011	December 31, 2010	$ Change	% Change
Raw Materials
Recycled paper board	$1,690,594	$3,807,678	$(2,117,084)	-55.60%
Pulp	13,640	13,180	406	3.49%
Recycled printed paper	200,286	593,604	(393,318)	-66.26%
Recycled white scrap paper	432,187	801,783	(369,596)	-46.10%
Coal	104,171	1,441,082	(1,336,911)	-92.77%
Digital photo base paper and other raw materials	250,919	151,269	99,650	65.88%
Total Raw Materials	2,691,797	6,808,596	(4,116,799)	-60.46%

Finished Goods	1,007,782	613,922	393,860	64.15%
Totals	$3,699,579	$7,422,518	$(3,722,939)	-50.16%

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $144,686 as of September 30, 2011, a decrease of $268,782 or 65.01% from $413,468 as of December 31, 2010, due to two large accounts payable payments on September 29, 2011 for recycled printed paper and coal previously purchased.  With few exceptions, such as the large payments immediately prior to the quarterly cut-off date by the end of this quarter, our year-end balance of accounts payable usually is substantially lower than our normal quarter-end balance because of a more aggressive collection effort by our vendors toward the end of the calendar year, a common practice followed by many Chinese businesses.

Liquidity and Capital Resources

Overview

As of September 30, 2011 we had net working capital of $5,160,308, a decrease of $4,187,618 over net working capital of $9,347,926 at December 31, 2010.

The Company finances its daily operations mainly by cash flows generated from its business operations and loans from banking institutions and major shareholders. Major capital expenditures in the first three quarters of 2011 were primarily financed by cash flows generated from business operations. As of September 30, 2011 we had approximately $5,077,171 in capital expenditure commitments that were mainly related to the construction of a new corrugating medium paper production line and will be satisfied by payment of cash within the next 12 months.  In addition to the binding contracts that we have entered into, we are considering capital expenditure plans with estimated costs of up to $4 million in the fourth quarters of 2011.  These plans include building new warehouse spaces and construction of three 6-story employee dormitory buildings.

Within the next 12 months we also intend to complete the acquisition of land that was originally approved by the government for approximately 667,000 square meters. If the entire 667,000 square meters is acquired at the unit price offered as of June 2010, the acquisition would cost approximately $14,500,000 in financial compensation to the current land owners and in land use rights from the government. However, similar to many other recent land acquisition transactions in China, the acquisition process has met significant opposition by some local residents.  These opposing local residents hold various objections to the terms of the acquisition and amount of compensation that we offer.  While the provincial and local governments are fully supportive for the proposed acquisition, it has been a recent trend in China that eminent domain not be exercised for fear of civil unrest.  Under these circumstances, we are evaluating the options of (1) acquiring only a portion of the square footage as originally planned, (2) possibly raising the unit price of our compensation offer, or (3) withdrawing from the transaction and seeking other locations following a full refund of the security deposit put down on the 667,000 square meters land plot.  As of September 30, 2011, we have pre-paid a security deposit of $7,200,438 to the local village council toward the purchase of the land and have taken possession of some 80,040 square meters of land.  We expect to consummate a partial closing of an additional 30,015 square meters during the fourth quarter of year 2011 and to start the second phase of the acquisition, which involves the application and securing of the land use rights permit.

If we are able to obtain a significant portion of the 667,000 square meters, we expect to finance the acquisition with our working capital, net cash inflows generated from business operations during the remainder of the year 2011, and if necessary, loans from local Chinese banks. We do not have any firm commitment from the local banks with respect to new credit facilities in addition to all current bank borrowings, which aggregated to approximately $8,476,168 as of September 30, 2011. However, based on the present loan to equity ratio (which is less than 7% as of September 30, 2011), we do not believe the Company will have problem securing additional bank loans as needed, unless the macroeconomic condition in China changes (e.g. government policies tighten bank credit facilities as a tool to control inflation).

The Company currently does not have any plans for equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents at the end of the nine months ended September 30, 2011 was $4,945,142, a decrease of $6,402,966 from $11,348,108 as of December 31, 2010.   The decrease over the nine month period ended September 30, 2011 was primarily attributable to a number of factors, including the following:

i.  Net cash provided by operating activities

Net cash provided by operating activities was $21,728,462 for the nine months ended September 30, 2011, representing an increase of $7,643,287 or 54.26% from $14,085,175 for the comparable period in 2010.  The net income of the nine months ended September 30, 2011 in the amount of $16,145,634 represented an increase of $5,903,457 or 57.64% from $10,242,177 for the comparable period in 2010.  In addition to net income, there are certain non-cash charges (including depreciation in the amount of $3,311,618) that reduced the net income but did not have the effect of reducing the balance of cash and cash equivalents.  Net cash flow from operating activities was also increased mainly due to a decreased inventory balance (and an increase in operating cash flow) of $3,921,066.  On the other hand, the increase in accounts receivable balances in the amount of $294,494, a decrease in accounts payable in the amount of $278,873, and a decrease in other payables and accrued liabilities for $1,030,876 mainly contributed to additional cash outflows from the cash collected from operating activities.

ii.  Net cash used in investing activities

The Company incurred $29,524,636 in cash expenditures for investing activities during the nine months ended September 30, 2011.  These expenditures were mainly for purchases of new equipment and progress payments for the construction of a new corrugating medium paper production line and ancillary facilities.  The total contract price for the new corrugating medium paper production equipment, which will have an annual capacity of 360,000 tons, is $30,187,220, of which only $15,653 was unpaid as of September 30, 2011. In addition, cost of contracts that we entered into to build other ancillary facilities for the new corrugating medium paper production line amounted to $16,810,354, of which $5,061,518 was unpaid as of September 30, 2011. Such ancillary facilities included a new pulping station and water treatment plant. We expect to finance any future capital expenditure commitment with our current cash and cash equivalent balance of approximately $4.9 million or/and from cash flows from operating activities in the next twelve months.

The Company made an $11,896,376 land acquisition deposit payment to the local resident’s council in June 2010.  The local resident’s council is in charge of the reimbursement and relocation of the residents who occupied the parcel of subject land prior to our interest in acquisition of that land.   Unsatisfied with the slow progress of the acquisition, we demanded partial returns of the deposit from the local resident village council in December 2010 and received two refunds in the total amount of $4,695,938. In addition to the remaining deposit, to complete the land acquisition at the price we offered as of June 2010, we estimate that the entire land acquisition process will require an additional amount of approximately $14,500,000 (based on an estimated total average cost of approximately $31.78 per square meter) of cash payment in the next nine to twelve months.  We expect to pay this amount using future cash flows generated by our operating activities. As explained above, if we are unable to acquire and close the transaction for at least a meaningful portion of the subject land in the next three months, we may demand the full refund of our deposit from the local resident village council.

iii.  Net cash provided by financing activities

Net cash provided by financing activities was $1,289,995 during the nine months ended September 30, 2011, as compared to $25,099,870 for the comparable period in 2010.  During the nine months ended September 30, 2011, the company paid off the principal balance and accrued interest of (1) the RMB 13,000,000 (approximately $1,966,182 at December 31, 2010) short-term loan from the Industrial & Commercial Bank of China (“ICBC”) on the renewal date of January 11, 2011, (2) the RMB 13,280,000 ($2,008,530 at December 31, 2010) long-term loan from the Rural Credit Cooperative of Xushui County, and (3) on July 19, 2011, the RMB 6,000,000 ($907,468 at December 31, 2010) accounts receivable factoring facility from ICBC when the loan becomes due.  The Company also obtained new financing facilities during the nine months ended September 30, 2011 including: (1) a short-term accounts receivable factoring facility for RMB 13,000,000 ($2,034,906 at September 30, 2011) with the ICBC, (2) a three-year term loan for RMB 9,850,000 ($1,541,833 at September 30, 2011) with Xushui County Rural Credit Union, (3) a two-year term loan for RMB 26,300,000 ($4,116,772 at September 30, 2011), also with Xushui County Rural Credit Union, and (4) a new ICBC accounts receivable factoring facility in the amount of RMB 5,000,000 ($782,656 at September 30, 2011) for a term of one year.

Short-term bank loans

		September 30, 2011	December 31, 2010
Industrial & Commercial Bank of China	(a)	$-	$1,966,182
Industrial & Commercial Bank of China	(b)	-	907,468
Industrial & Commercial Bank of China	(c)	2,034,907	-
Industrial & Commercial Bank of China	(d)	782,656	-
Total short-term bank loans		$2,817,563	$2,873,650

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

(b)
On July 28, 2010, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $907,468 as of December 31, 2010. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expired on July 18, 2011 and carried an interest rate of 5.31% per annum.  The Company paid off the outstanding factoring facility balance on July 19, 2011.

(c)
On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $2,034,907 as of September 30, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expires on February 27, 2012 and carries an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

(d)
On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $782,656 as of September 30, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expired on August 15, 2012 and carried an interest rate of 8.023% per annum.

As of September 30, 2011 and December 31, 2010, short-term borrowing comprised secured bank loans of $2,817,563 and $2,873,650, respectively. The factoring facility was secured by essentially all of the Company’s accounts receivable in the amount of $2,560,793 and $1,876,770 as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the nine months ended September 30, 2011 and 2010 were approximately 6.07% and 5.81%, respectively.

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

On March 31, 2011, the Company prepaid the entire principal and accrued interest of the Rural Credit Cooperative of Xushui County loan and entered into a new three-year term loan agreement with Xushui County Rural Credit Union for $1,541,833.  The new loan is guaranteed by an independent third party.  Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011, the Company entered into a new term loan agreement with the Xushui County Rural Credit Union for $4,116,772.  The new loan is secured by its manufacturing equipment of $10,122,779 and will mature on June 9, 2013.  Interest payment is due quarterly and bears the rate of 0.72% per month.

Total interest expenses for the short-term bank loans and long-term loan for the three months ended September 30, 2011 and 2010 were $178,685 and $80,362, respectively. For the nine months ended September 30, 2011 and 2010, the interest expenses for the short-term bank loans and long term loan were $319,874 and $302,578, respectively.  The Company’s secured loans were secured by its manufacturing equipment of $10,122,779 and $4,928,033 as of September 30, 2011 and December 31, 2010, respectively.

Shareholder loans

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  As of September 30, 2011 and December 31, 2010, net amount due to Mr. Liu were $2,286,283 and $2,209,068, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of September 30, 2011 and December 31, 2010.  The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest equal the rate established by the People’s bank of China and are due on July 31 and August 4, 2011, respectively.  As of December 31, 2010, the total loan amount payable was $2,041,804.  The interest rate as of December 31, 2010 was 5.85% per annum.  The Company paid off the loan balance to both directors of HBOP by August 4, 2011.

The interest expenses incurred for above related party loans were $44,057 and $55,963 for the three months ended September 30, 2011 and 2010, while the interest expenses were $169,923 and $166,993 for the nine months ended September 30, 2011 and 2010.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the nine months ended September 30, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2011 and December 31, 2010 to translate the Chinese RMB to the U.S. Dollars are 6.3885:1 and 6.61180:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.4884:1, and 6.83475:1 for the nine months ended September 30, 2011 and 2010, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of September 30, 2011. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$9,518,049	$3,415,937	$6,102,112	$—	$—
Equipment and Construction Costs Commitment	5,077,171	5,077,171	—	—	—
Operating Lease Obligations	380,371	18,784	37,568	37,568	286,451
Total	$14,975,591	$8,511,892	$6,139,680	$37,568	$286,451

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

As required by Rule 13a-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2011.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011.  On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the company is probable or that an unfavorable outcome to the company is remote. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

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

Information about risk factors for the three months ended September 30, 2011, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Date: November 9, 2011	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer
(Principal Financial Officer)