Form 10-K
period 2011-12-31
Orient Paper Inc.
filed 2012-03-15
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: 011- (86) 312-8698215

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE Amex LLC

Securities registered pursuant to section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes                        ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑No

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

☑ Yes      ☐   No

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2011 was approximately $46,110,665 (13,212,225 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $3.49 as quoted by the American Stock Exchange on June 30, 2011.

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

As of March 12, 2012, there are 18,459,775 shares of common stock, par value $0.001 issued and outstanding.

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

          As a result of the merger transaction, Dongfang Holding became a wholly owned subsidiary of Orient Paper, which, in turn, made Orient Paper the indirect owner of Dongfang Holding’s operating company subsidiary, HBOP. HBOP, the entity through which we operate our business, currently has no subsidiaries, either wholly or partially-owned.

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

Effective June 24, 2009 Baoding Shengde entered into a number of contractual arrangements with HBOP and the original shareholders of HBOP, which were amended on February 10, 2010, pursuant to which Baoding Shengde acts as the management company for HBOP, and HBOP conducts the principal operations of the business. The contractual agreements, as amended, effectively transferred the preponderance of the economic benefits of HBOP over to Baoding Shengde, and Baoding Shengde assumed effective control and management over HBOP.  The contractual agreements, as amended, include the following:

(i)	Exclusive Technical Service and Business Consulting Agreement

The exclusive technical service and business consulting agreement, entered into by and between Baoding Shengde and HBOP, provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80% of HBOP’s total annual net profits.  The agreement is terminable upon mutual written agreement.

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

As of March 10, 2010, Baoding Shengde has begun operations of its digital photo paper plant, also in Baoding City, PRC.

Our principal executive offices are located at Science Park, Juli Road, Xushui County, Baoding City, Hebei Province, People’s Republic of China. Our telephone number is (86) 312-8698215. Our website is located at http://www.orientpaperinc.com .

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

Products

Corrugating medium paper

Corrugating medium paper is used in the manufacturing of cardboards and comprises approximately 47% of our total paper production quantities and roughly 29% of our total revenue for the year ended December 31, 2011.  Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugated Cardboard, “OCC”) and certain supplementary agents.

Medium and high-grade offset printing paper

Offset printing paper is used for offset printing.  Our medium-grade offset printing paper comprises approximately 53% of our total paper production quantities and approximately 65% of our total sales revenue for the year ended December 31, 2011. The offset printing paper we manufacture is typically coated and brightened.  Raw materials used in the production of offset printing paper include recycled white scrap paper, wood pulp, fluorescent whitening agent, sizing agent and pulvis talc. We have not produced any high-grade offset printing paper since the fourth quarter of year 2009.

Writing paper

Writing paper is suitable for printing and writing with ink on both sides, without the ink bleeding or striking through.   Raw materials used in the production of writing paper include recycled text book paper and fluorescent whitening agent. We have not produced any writing paper since the fourth quarter of year 2009.

Digital photo paper

Starting in March 2010, Baoding Shengde began producing digital photo papers that are cast-coating, and water-proof. These digital photo papers are sold to printing companies and paper distributors, who eventually sell to advertising companies and printing companies which use photo-quality paper for multiple-color printing or local photo studios for production of special event printouts or personal home printing use. Our digital photo paper comprises approximately 1% of our total paper production quantities and approximately 6% of our total sales revenue for the year ended December 31, 2011.

Market for our Products

The PRC Paper Making Industry

According to the most recent general survey by the China Paper Association, in 2010, there were approximately 3,700 paper and paper board manufacturers in the People’s Republic of China, with a total output of 92.70 million tons, up 7.29% from 86.4 million tons in 2009.  Total domestic consumption was 91.73 million tons in 2010, up 7.05% from 85.69 million tons a year before.

Compared with year 2000, output in 2010 had increased by approximately 203.93% and consumption grew by approximately 156.59%.  The output of paper and paper board maintained an average growth rate of approximately 11.76% during the eleven-year period of 2000-2010, while consumption increased at an annual rate of 9.88%, both higher than the GDP growth rate of the same period.  The growth rate is expected to continue.  It is believed that the People’s Republic of China is currently the largest country in the world in terms of output and consumption of paper and paper board products (Wikipedia: Pulp and Paper Industries).

Data source: 2010 Annual Report of the Paper Making Industry, China Paper Association

Domestic corrugating medium paper production in 2010 totaled 18.70 million tons, a 9.04% increase from year 2009. Domestic consumption of corrugating medium paper amounted to 18.89 million tons, an increase of 7.45% as compared to year 2009.

Domestic coated offset printing paper production in 2010 totaled 6.4 million tons, an 8.47% increase from year 2009. Domestic consumption of coated offset printing paper amounted to 5.49 million tons, an increase of 18.57% as compared to year 2009.

The paper making industry in China is concentrated in eastern, coastal provinces. The largest paper production capacities by province during the years of 2009 and 2010 are summarized as follows:

	2009 Capacity	2010 Capacity	Change
Province	(‘000 tons)	(‘000 tons)	(‘000 tons)	% Change
Shandong	14,300	15,100	800	5.59%
Guangdong	13,160	14,350	1,190	9,04%
Zhejiang	13,720	13,620	(100)	-0.73%
Jiangsu	10,260	11,010	750	7.31%
Henan	8,640	8,140	(500)	-5.79%
Fujian	3,130	3,910	780	24.92%
Hebei	3,670	3,710	40	1.09%
Hunan	3,000	3,350	350	11,67%
Sichuan	2,270	3,160	890	39.21%

Industry Consolidation

Historically the paper and pulp industry in China was comprised of numerous small-scale production enterprises, many of which used low-tech production processes that were highly polluting.  In 1996, China’s State Council issued “Decisions on Environmental Protection Issues”, setting forth strict rules and regulations intended to reduce pollution, including a directive for the closure of all paper plants with an annual output of less than 50,000 tons.  Recognizing that China constitutes one of the largest markets for paper consumption in the world with potential for continued expansion, the PRC government continues its efforts to consolidate, modernize, and promote the environmental sustainability of the industry. As part of its 11th “Five Year Economic Development Plan,” the PRC State Council announced on May 5, 2010 that up to 530,000 tons of inefficient/pollutive paper production capacity was to be eliminated or shut down in year 2010. On August 5, 2010, the Ministry of Industry and Information Technology published a list of mandatory capacity closures and ordered the shutdown of a total of 4.6 million tons by September 2010 (the “2010 Mandatory Closure”). The capacities in the following jurisdictions were most affected by the 2010 Mandatory Closure:

	No. of	Capacities
	Companies	Eliminated in
Province	Affected	2010 (tons)
Henan	121	2,395,000
Shaanxi	9	463,200
Hebei	18	354,800
Heilongjiang	15	195,400
Liaoning	7	189,000
Sichuan	8	180,000
Hunan	10	152,000

Following the first wave of large scale mandatory capacity closure in 2010, the Ministry of Industry and Information Technology announced on July 11, 2011 that 8.2 million tons of outdated paper milling capacities located in 599 paper companies across China will be further forced to close down in year 2011 (the “2011 Mandatory Closure”). Of all of the paper mills affected by the 2011 Mandatory Closure, 72 companies with total capacities of 1.07 million tons (or 13% of total closure) are located in the province of Hebei, where many of the old paper mills only have capacities under 50,000 tons. The provinces that are most impacted by the 2011 Mandatory Closure are as follows:

	No. of	Capacities
	Companies	Eliminated in
Province	Affected	2011 (tons)
Henan	73	1,839,100
Hebei	72	1,070,200
Hunan	92	989,800
Guangdong	61	509,500
Shangdong	26	508,200
Heilongjiang	26	350,800
Jiangxi	39	333,600

According to “The Twelfth ‘Five-Year Plan’ for the Chinese Paper Industry,” published jointly by the National Development and Reform Commission, the Ministry of Industry and Information Technology, and the National Forestry Bureau in December 2011, the central government of China has determined that during the five-year period ending year 2015, the government will seek to further eliminate more than 10 million tons of current paper production capacity. The goal is, through mandatory capacity elimination and industry consolidation, to transform the paper industry landscape into one where there are more than 20 one-million-tons-and-above manufacturers (as of year 2010, only the top-10 paper manufacturers in China boast annual production capacity of over one million tons).It is the industry consensus in China that mandatory closures initiated by the government will continue in the next few years and that the paper industry will witness a more severe competition and higher standards for environmental protection measures.

Customers

We generally sell our products to companies making cardboards (in the case of packaging products like corrugating medium paper) and to printing companies (in the case of cultural paper products such as offset printing and writing paper). We also sell digital photo paper mainly to distributors and advertising/printing companies. We sold corrugating medium paper and offset printing paper to about 90 customers in year 2010. We had 24 customers buying digital photo paper from us during year 2011. Three of our top 10 customers in year 2011 are printing companies, with the largest customer being a paper distributor in Beijing. 78% of our total corrugating medium and offset printing paper revenue in 2011 was derived from customers in Beijing, Tianjin or Hebei Province.

For the year ended December 31, 2011, major customers individually accounting for more than 3% of our total sales revenue were as follows:

	2011 Sales Amount
	($USD, net of	% of Total
	applicable VAT)	Revenue
Company A (Beijing)	7,688,270	5.10%
Company B (Xian)	6,874,751	4.56%
Company C (Baoding)	6,754,156	4.48%
Company D (Baoding)	6,519,696	4.32%
Company E (Shanghai)	6,425,782	4.26%
Company F (Baoding)	6,174,419	4.10%
Company G (Baoding)	5,487,271	3.64%
Total Major Customers	45,924,345	30.46%

With the exception of Company A above, none of the 2011 major customers individually comprised more than 5% of our consolidated revenue. Out of the 10 largest customers of year 2011, seven of them (representing 77.93% of the 2010 top-10 customer sales) were in the same list for the year ended December 31, 2010.

For the year ended December 31, 2010, major customers individually accounting for more than 3% of our total sales revenue were as follows:

	2010 Sales Amount
	($USD, net of	% of Total
	applicable VAT)	Revenue
Company A (Beijing)	5,541,426	4.47%
Company B (Baoding)	4,953,012	3.99%
Company C (Baoding)	4,545,653	3.67%
Total Major Customers	15,040,091	12.13%

Marketing Strategy

We target corporate customers in the middle range of the marketplace, where products such as corrugating medium paper and mid- to high-grade offset printing paper with reasonable quality and competitive pricing have potential for high volume growth.  Our primary market has been the region of northern China, especially in the province of Hebei.

Expand Production Capacity

During the year ended December 31, 2011, HBOP operated two offset printing paper and one corrugating medium paper production lines. Estimated production capacity of these operating production lines at HBOP approximated 246,000 tons per year.

 In order to meet the growing domestic demand for paper, which is currently exceeding domestic supply in the case of corrugating medium paper especially in our region of northern China, we installed a brand new corrugating medium paper production line with an estimated capacity of 360,000 tons per year. We completed the installation of the new production line in November 2011 and went into commercial production in December 2011. With the additional new capacity, we now have more than 500,000 tons capacity of corrugating medium paper by the time the new line starts operation in 2011.

We are also acquiring land large enough to allow us to build additional production facilities in the next five years. As of December 31, 2011, we have paid a $7,241,472 refundable deposit to a local village residents council in Xushui County in the City of Baoding. We have already started the first of the two stages of the land acquisition, which involves relocation of and financial restitution for residents currently occupying the approximately 667,000 square meters of land right across the street from our old manufacturing compound in the Xushui County of the city of Baoding. Under the original plan, we intended to build additional paper production facilities on the land to be acquired, including a 100,000 ton printing paper line and a 10,000 ton household paper production lines, as well as corrugating medium paper production lines. Because of strong opposition by some of the local residents over various reasons, including compensation that we offer for their land, it is unlikely we will be able to acquire the entire 667,000 square meters under the original plan. As of December 31, 2011, we believe we can eventually close the transaction for an adjacent lot that is approximately some 110,000 square meters, which is substantially smaller than the original plan calls for. If we are unable to acquire more land across the street, we may have to severely limit the scope the capacity expansion in the next few years, unless we find other location where the resource of land is available. We do not have a specific financing plan developed at this time, but generally believe that these expansions can be facilitated with internally generated cash flows, capital lease for equipment and additional bank loans in the next three to five years.

On December 31, 2009, we acquired a digital photo paper production line, including two coating lines and ancillary equipment, in an asset acquisition transaction for a total purchase price of approximately $13.6 million. The estimated capacity of the digital photo paper facility is 2,500 tons per year.

Raw Materials and Principal Suppliers

The supplies used in our production processes are comprised mainly of recycled paper board (“OCC”) and printed and unprinted recycled white scrap paper, all of which are readily available items for which there are multiple domestic and foreign sources. We purchase all of our recycled paper supplies from domestic recycling stations and do not rely on any imported recycled paper. We also purchase coal and chemical agents from nearby suppliers.  Even with the upcoming expansion in corrugating medium capacity in 2012, we do not anticipate difficulties in obtaining necessary supplies. Although ongoing inflationary pressures could lead to an increase in our costs of raw materials and production, which intend to pass those higher costs on to our customers.

We sign annual raw materials supplier contracts with our suppliers.  Although we have supplier contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2011, we had three large suppliers which primarily accounted for 61%, 11% and 6% of total major purchases. For the year ended December 31, 2010, we had three large suppliers which primarily accounted for 51%, 13%, and 8% of total major purchases.

For the years ended December 31, 2011 and 2010, our top 3 suppliers were as follows:

	2011 Purchase	2010 Purchase
	Amount ($USD,	Amount ($USD,
	including applicable	including applicable
	VAT)	VAT)
Company A	74,894,045	49,190,698
Company B	14,082,218	-
Company C	7,144,432	-
Company D	-	12,194,668
Company E	-	7,916,398

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

Chenming Paper Group, Ltd. (“Chenming”), based in Shandong Province (located in northeast China), produces primarily newsprint paper and art paper (high quality, heavy, two-side coated printing paper).  Chenming is believed to be the first company to have all three types of public listings available in China: renminbi A-shares and foreign currency B-shares in Shenzhen, the smaller of the mainland’s two stock exchanges, and H-shares in Hong Kong.  Chenming has annual production capacity of 6 million tons for its coated wood-free paper product and is believed to rank among the top 500 enterprises in China.

Huatai Group, Ltd. (“Huatai”), based in Shandong Province (located in the northern part of the eastern coastal region of China), primarily produces newsprint, fine paper, special printing papers, coated board, and tissue paper.  Huatai is the first Shandong papermaker to publicly list its stock and has become a famous brand in China. Its annual paper production volume is estimated to have reached 4 million tons.

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

Sun Paper Group, Ltd., based in Shandong Province, primarily produces card paper, whiteboard paper, and art paper.  It also produces alkaline peroxide mechanical pulp, sourced in part from woodchips harvested by the company’s poplar plantations.  The company has reported that it has an annual production capacity of paper and pulp of approximately 3.5 million tons and has been listed on the Shenzhen Stock Exchange since 2006.

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

Research and Development

Our R&D activities are carried out by a task force led by a group of 5 senior managers (in charge of product development and quality control) and joined by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling and digital photo paper manufacturing) to R&D expenses and incurred $19,756 and $18,233 in R&D expenses for the years ended December 31, 2011 and 2010, respectively. Our R&D efforts have resulted in our capability to improve the quality of digital photo paper products and to optimize the digital photo paper manufacturing process. Instead of producing glossy photo paper from only one designated coating line, we are now able to produce glossy paper from either of the two coating lines, essentially enhancing the utilization of the digital photo paper facilities and increasing production quantities.

In addition to the three operating production lines, HBOP has one idle production line that is under renovation. Since the fourth quarter of year 2010, we have spent approximately $1.57 million in machine parts and new components to renovate one production line, which we expect will be able to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper, and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the renovation project, we cannot estimate the completion time of the renovation or guarantee the success of such renovation.

Intellectual Property

HBOP has registered one trademark with the Trademark Bureau under the State of Administration for Industry & Commerce, which remains effective through April 6, 2014:

	Certificate
Trademark	No.	Category	Registrant	Valid Term
Shuangxing	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotype solution, diazo paper	HBOP	April 4, 2004 through April 6, 2014

Domain names

Orient Paper owns the rights to the internet domain name, www.orientpaperinc.com .

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

Since the implementation of the State Council’s “Decisions on Environmental Protection Issues” in 1996, the PRC paper industry has been subject to rigorous environmental standards.  We believe that we are one of the few major paper manufacturers in Hebei Province to obtain a Pollution Discharge Permit, which enables us to operate in compliance with PRC environmental regulations. We were first issued the permit in September 1996 and since we have remained in line with the PRC’s restrictions on carbon dioxide and sulfur oxide byproducts, have successfully renewed the permit each year. Our last renewal of the Pollution Discharge Permit was issued in May 2011, and will be effective until May 2012.

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

Employees

As of December 31, 2011, we have approximately 700 full time employees.  The Company provides private insurance coverage for any workplace accident or injury for all operators of paper milling machinery in the workshops.  These employees are organized into a labor union under the labor laws of the PRC and can bargain collectively with us.  We generally maintain good relations with our employees and the labor union.

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

We operate our businesses in China though HBOP. Our chairman, CEO and 27.87% shareholder, Zhenyong Liu owns 93.26% of the equity interest in HBOP. Conflicts of interests between his duties to us and to HBOP may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

In addition to our dependence upon wood pulp, recycled white scrap paper and paperboard costs, our operating results depend on the availability and pricing of energy and other raw materials, including chemical agents and coal. An interruption in the supply of supplemental chemical agents could cause a material disruption at our mill in Baoding. In addition, an interruption in the supply of coal could cause a material disruption at our facilities in Baoding. At present, our raw materials including coal are purchased from a number of suppliers, of which the three largest suppliers account for over 80% of all purchases. If any of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of coal and recycled paper, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal to us on terms or in amounts satisfactory to us. As a result of any of these events, our business, financial condition and operating results could suffer.

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

Due to the nature of the business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities; impact our production capabilities; constrict our ability to sell, expand or acquire facilities; and generally impact our financial performance. Under the original factory land lease dated January 2, 2002, HBOP was obligated to return the land to the government to its original condition prior to the expiration of the lease. As such, Orient Paper would have to accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. However, on March 15, 2010, an amendment to the original January 2, 2002 lease was signed and removed the obligation of HBOP to return the land to its condition prior to the expiration of the lease. The management of the Company thus believes that no liabilities under the lease should be accrued as of December 31, 2011. Nevertheless, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate any sites, which could be identified in the future for cleanup, could be higher than expected.

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for failure to maintain a valid permit. We renewed our Pollution Discharge Permit in May 2011. Our latest permit is effective from May 25 2011 through May 24 2012. An application to renew will be filed with the local environment protection agency before the expiration.

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

In the last few years, the central government of China has adopted policies to force the elimination of small, inefficient competitors in certain industries (e.g., coal, steal, paper and cement) where production produces pollutants to the environment. In the paper industry, the government has implemented two rounds of “mandatory closures” in years 2010 and 2011 and forced hundreds of small paper mills across China to shut down. The purpose of the mandatory closure is to make sure that the market is left with only an optimal number of medium to large competitors, which size and financial resources are such that production efficiency can be enhanced and environment protection measures will not be compromised. The paper mills or production lines affected by the mandatory closures are typically with capacities of less than 50,000 tons. The central government of China has announced that, during the “Twelfth Five-Year Plan” period of 2011 through 2015, it intends to eliminate more than 10 million tons of paper production capacity nationwide. It is commonly believed that further mandatory of small and inefficient capacities will continue to be shut down in year 2012 and the following years. Although we do not believe any of our production line is in danger of being targeted by the government, if we are unable to maintain our competitiveness by replacing old production equipments with larger, newer equipments and by maintaining our water-treatment capability, over time we may be required by the government to increase capital investments to keep up with the competition if industry consolidation intensifies.

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
20

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Financial Management website of http://fms.treas.gov/intn.html, as of December 31, 2011, $1 = 6.3360 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for HBOP’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,640,600 as opposed to RMB 6,336,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if HBOP has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $134,154 as opposed to $157,828 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 23.35% appreciation of the Renminbi against the U.S. dollar as of December 31, 2011. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

As of December 31, 2011, there were 18,350,191 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 28.00% of our common stock. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 27.87% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 28.00% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE Amex.

We are not likely to pay cash dividends and any return on investment may be limited to the value of our common stock.

We intend to retain any future earnings for use in the operation and expansion of our business but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While there has not been any detected significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2011, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

The land of our major operating entity and our main production base, comprising 200 mu, approximately 33 acres, of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031.  The lease requires an annual payment of approximately $18,891 (RMB 120,000) due by June 30 every year.

The remaining 58.06 mu, approximately 9.5 acres, of land on which our principal executive offices and other production facilities are situated (including the new digital photo paper production equipment), is obtained pursuant to a land use right granted by the local government on March 10, 2003.  HBOP obtained the right to use the 58.06 mu of land for 50 years through March 10, 2053.  The purchase price of the land use right was approximately $2,358,862 (RMB14,984,200), which was fully paid on March 8, 2005.

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

As of December 31, 2011 our facilities include a total of 7 production lines, 5 warehouses, 2 office buildings, 2 cafeterias, and 4 dormitories (3 under construction).  Major equipment includes 5 papermaking machines (4 currently operating and 1 under renovation) owned by HBOP and 2 coating production lines of digital photo paper that are owned by Baoding Shengde. Except for the new corrugating medium paper production line, for which we owe $936,908 unpaid bills to various contractors as of December 31, 2011, all costs of our facilities have been paid in full.

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

Item 4.                  Mine Safety Disclosures.

Not Applicable.

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

The range of high and low bid quotations by quarter from January 1, 2010 through December 31, 2011 is listed below. The quotations are taken from the OTC Bulletin Board and NYSE AMEX. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid
2010 First Quarter	15.15	8.01
2010 Second Quarter	11.75	6.45
2010 Third Quarter	7.79	4.04
2010 Fourth Quarter	8.09	4.23
2011 First Quarter	6.40	4.51
2011 Second Quarter	4.68	3.18
2011 Third Quarter	4.54	2.55
2011 Fourth Quarter	4.04	2.05

As of March 1, 2012, we had approximately 3,500 shareholders of record of our common stock.

Dividends

Our Board of Directors has not declared a dividend on our common stock during the last two fiscal. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. There can be no assurance that any dividends of any kind will be paid in the future.

Equity Compensation Plan Information

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 Incentive Stock Plan (the “2011 ISP”) as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2011 ISP's administration. No stock or option was issued under the 2011 ISP until January 11, 2012, when the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company.

Recent Sales of Unregistered Securities

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Company Stock Performance

The above graph compares the cumulative total stockholder return from January 29, 2008, the date of our common stock first began quoted on the Over-the-Counter Bulletin Board with a reverse-split adjusted price of $2.04/share, through February 17, 2012, for our existing common stock, the S&P 500 Index and the NASDAQ Composite Index. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer groups have been weighted to reflect relative stock market capitalization. The graph above assumes that $100 was invested on January 29, 2008, in each of our existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising the NASDAQ Composite Index.

Item 6.                  Selected Financial Data

Not applicable.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the years ended December 31, 2011 and 2010 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Annual Report.

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

Results of Operations

Comparison of the Year Ended December 31, 2011 and 2010

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper (for purpose of this analysis, offset printing paper includes minor revenue from sales of Diazo and copy papers, which occurred in the year of 2010 only) and corrugating medium paper for the year ended December 31, 2011 was $142,498,116, an increase of $23,636,619 or 19.89% from $118,858,497 for the comparable period in 2010.  In addition to the rising selling prices in the first three quarters of 2011 and other factors explained below, because of the loss of steam pressure caused by the removal of two old boilers for the installation of two new energy-efficient steam boilers during most part of the third quarter of 2010, total offset printing and corrugating medium paper produced and sold during the year ended December 31, 2010 were less than the quantity and dollar amount in the comparable period in 2011. Starting December 2011, we produce and sell corrugating medium paper from a new paper production line with a designed capacity of 360,000 tons/year. The total quantity of corrugating medium paper and offset printing paper sold in the year ended December 31, 2011 amounted to 230,494 tons, a net increase of 10,370 tons or 4.71%, compared to 220,124 tons sold in the previous year. The changes in revenue dollar amount and in tonnage for the years ended December 31, 2011 and 2010 are summarized as follows:

	Year Ended		Year Ended		Change in		Percentage
	December 31, 2011		December 31, 2010				Change
Sales Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Corrugating medium Paper	108,174	$44,013,774	107,203	$34,914,901	971	$9,098,873	0.91%	26.06%
Medium-Grade Offset Printing Paper	122,320	98,484,342	112,900	83,923,667	9,420	14,560,675	8.34%	17.35%
Diazo Paper and Copy Paper	-	-	21	19,929	(21)	(19,929)	n/a	n/a
Total Corrugating Medium and Offset Printing Paper Sales Revenue	230,494	$142,498,116	220,124	$118,858,497	10,370	$23,639,619	4.71%	19.89%

 Average Selling Prices (“ASPs”) for our main products for the years ended December 31, 2011 and 2010 are summarized as follows:

		Corrugating
	Medium-Grade	Medium Paper
	Offset ASP	ASP
Year ended December 31, 2010	$743	$326
Year ended December 31, 2011	$805	$407
Increase(decrease) from comparable period in the previous year	$62	$81
Increase(decrease) as a percentage	8.34%	$24.85%

Revenue from corrugating medium paper amounted to $44,013,774 (or 30.89% of total offset printing paper and corrugating medium paper revenue) for the year ended December 31, 2011, representing a $9,098,873 (or 26.06%) increase over the corrugating medium paper revenue of $34,914,901 for the comparable period in 2010.  We sold 6,571 tons of corrugating medium paper produced from the new production line that we recently launched in November 2011 in the month of December 2011, generating gross revenue in the amount of $2,697,435, or 41.87% of total sales revenue of for the month of December 2011. ASP for corrugating medium paper rose from $326/ton in the year ended December 31, 2010 to $407/ton in the year ended December 31, 2011, representing a 24.85% increase over the comparable period.  We believe the increase in ASP is primarily attributable to (1) increasing customer demand, and more importantly (2) a regional shortage in paper products supply, caused by mandatory closures of other smaller paper manufacturers under government mandates in 2010 and for the most part of 2011.  For example, the provincial government of Hebei announced on June 12, 2010 that it was working on closing 64 inefficient paper production lines with 26 local paper mills by the end of the year 2010, accounting for an elimination of annual capacity of approximately 400,000 tons in 2010, while the neighboring province of Henan announced that it was closing more than 100 local paper mills with an aggregate capacity of over 2 million tons of paper production. The Ministry of Industry and Information Technology of the People’s Republic of China announced on July 11, 2011 that 8.2 million tons of outdated paper milling capacities located in 599 paper companies across China would be forced to close down in the year 2011 (the “2011 Mandatory Closure”). Of all of the paper mills affected by the 2011 Mandatory Closure, 82 companies with total capacities of 1.07 million tons (or 13% of total closure) were located in the province of Hebei, where many of the old paper mills only have capacities under 50,000 tons. Our neighboring province of Henan saw 1.84 million tons capacities (or 22% of total 2011 closure), owned by 84 companies, had been eliminated before the end of 2011.  Many industry commentators believe that the 2011 Mandatory Closure impacted mostly packaging paper, printing paper and household paper supplies in China in 2011 and has driven up selling prices of these products. However, as of December 31, 2011, we have seen ASP increases leveling out and stabilized. Some of our paper products (e.g., offset printing paper) may even experience slight downward ASP adjustment in the next few months.

Beginning in late June 2010, we shut down and later demolished one of our two corrugating medium paper production lines.  We had originally planned to build the new 360,000 ton/year new corrugating medium paper production line and other facilities on approximately 667,000 square meters of land across the street of our current main manufacturing compound, but due to certain changes in the plan, we decided to instead build the new production line in our current manufacturing compound. To make room for the new production line and related pulping facilities, we tore down two existing buildings and an existing corrugating medium paper production line. We estimate the lost capacity was approximately 34,000 tons per year.  We completed testing operations of the new production line in November 2011 and produced 6,571 tons of corrugating medium paper from the new line in December 2011.

Revenue from medium-grade offset printing paper amounted to $98,484,342 (or 69.11% of total offset printing paper and corrugating medium paper revenue) for the year ended December 31, 2011, which represents an $14,560,675 (or 17.35%) increase over the medium-grade offset printing paper revenue of $83,923,667 for the comparable period in 2010.  We sold 122,320 tons of medium-grade offset printing paper in the year ended December 31, 2011 compared to 112,900 tons of medium-grade offset printing paper in the comparable period in year 2010, an increase of 9,420 tons or 8.34%.  The factors contributing to the 2011 increase in both total quantity and dollar amount sold include (1) lower production quantity in the third quarter 2010, due to the installation of new boilers to replace the two old ones, (2) the increase in ASP for offset printing paper products from $743/ton in the year of 2010 to $805/ton in 2011, representing an increase of 8.34%, and (3) a regional shortage in paper products supply, caused by the 2011 Mandatory Closure. Absent further government-mandated capacity closure in the next few months, we believe the ASPs of our printing paper products are being stabilized. Our ASP for offset printing paper has started declining in the last two months of year 2011 and may remain slightly lower as a correction to the under-supplied market situation and as a reflection of the softening economy.

As a partial remedy for the lost production due to the disposal and temporary removal of two old boilers in the second half of 2010, starting in August 2010, the Company entered into four offset printing paper supply agreements with paper manufacturers in Hebei Province and the neighboring Shandong province (the “Supply Agreements”).  During the year ended December 31, 2011, revenue generated from sales of offset printing paper finished goods purchased from these vendors pursuant to the Supply Agreements was in the amount of $25,625,731 (or 31,795 tons), representing 26.02% of total sales revenue of medium-grade offset printing paper during the year ended December 31, 2011.  The sales of finished goods during the year ended December 31, 2010 was $12,961,311 for the last five months of the year, but nevertheless accounted for 15.44% of the total sales made during the year of 2010. Although gross profit margin of sales of paper purchased under these Supply Agreements registers significantly less than that of our own products (see discussions under “Gross Profit” below), we intend to extend these Supply Agreements past their current expiration as long as market conditions permit.

The following is a chart showing the month-by-month ASPs (except for the ASPs of the digital photo paper) for the two-year period ended December 31, 2011:

Monthly sales revenue, including revenue from the sales of purchased paper finished goods and excluding revenue of digital photo paper, for the two-year period ended December 31, 2011, are summarized below. Monthly sales in July/August 2010 were substantially lower than average mainly because of the loss of two old boilers as explained above. Monthly sales in February of 2010 and 2011 were seasonably lower because of the extended Chinese New Year holiday break.

Revenue of Digital Photo Paper

Since March 2010, we have produced and sold digital photo paper.  Revenue generated from selling digital photo paper was $8,249,200 (or 5.47% of total consolidated revenue) for the year ended December 31, 2011:

	Year Ended		Year Ended				Percentage
Sales	December 31, 2011		December 31, 2010		Change in		Change
Revenue	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount	Qty.(Ton)	Amount

Digital Photo Paper	2,049.09	$8,249,200	1,039.50	$5,131,420	1,009.59	$3,117,780	97.12%	60.76%

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2).  During the second quarter of the year 2010, we made the decision to significantly lower the ASP by producing more light weight digital photo paper products to meet the needs of different customers.  We lowered the ASP from $4,447/ton in June 2010 to $3,916/ton in June 2011 (the lowest since the inception of the operation), and as a result, monthly sales quantity increased from 82.23, 93.59 and 128.42 tons in July, August and September 2010 to 159.09 tons in December 2011.

Digital photo paper products’ monthly ASPs, monthly sales quantity (in tons) and monthly sales revenue for the period from July 2010 to December 31, 2011 are summarized as follows:

Digital Photo Paper ASP (USD/ton)
July 2010 to December 2011
Selling Price USD/Ton
8,000
7,000
6,000
5,000
4,000
3,000
Jul-10
Aug-10
Sep-10
Oct-10
Nov-10
Dec-10
Jan-11
Feb-11
Mar-11
Apr-11
May-11
Jun-11
Jul-11
Aug-11
Sep-11
Oct-11
Nov-11
Dec-11
Month

Digital Photo Paper Monthly Sales Quantity (Tons)
July 2010 to December 2011
Monthly Quantities Sold (tons)
250.00
200.00
150.00
100.00
50.00
0.00
Jul-10
Aug-10
Sep-10
Oct-10
Nov-10
Dec-10
Jan-11
Feb-11
Mar-11
Apr-11
May-11
Jun-11
Jul-11
Aug-11
Sep-11
Oct-11
Nov-11
Dec-11
Month

Digital Photo Paper Monthly Sales (USD in Thousands)
July 2010 to December 2011
Monthly Sales (USD in Thousands)
1000
900
800
700
600
500
400
300
200
100
0
Jul-10
Aug-10
Sep-10
Oct-10
Nov-10
Dec-10
Jan-11
Feb-11
Mar-11
Apr-11
May-11
Jun-11
Jul-11
Aug-11
Sep-11
Oct-11
Nov-11
Dec-11
Month

Cost of Sales

Total cost of sales for corrugating medium and offset printing paper for the year ended December 31, 2011 was $112,306,636, an increase of $17,401,011 or 18.34% from $94,905,625 for the comparable period in 2010.  The increase in total cost of sales in the year of 2011 is primarily due to the increase in sales revenue over the last year when the new boilers were being installed, as explained above. Total sales revenue (excluding revenue from sales of digital photo paper) grew from $118,858,497 in 2010 to $142,498,116 in the year of 2011, representing a 19.89% year-over-year increase, which is primarily accountable for the 18.34% increase in cost of sales in 2011. The increase in cost of sales also is largely attributable to the ever-rising cost of raw materials, as total quantity sold on corrugating medium and offset printing paper grew only 4.71% in year 2011 on a year-over-year basis. Monthly average purchase costs of our major raw materials for the two-year period from January 2010 to December 2011 are as follows:

Costs for all types of raw materials in the 24-month period ended December 31, 2011 were generally on an upward trend and appeared to have reached the highest point over the period in October 2011. For example, our average unit purchase cost (net of applicable Value Added Tax) of recycled paper board, recycled white scrap paper, and recycled printed paper in the month of October 2011 were $204/ton, $424/ton, and $318/ton, respectively, which represent year-over-year increases of 24.26%, 8.41%, and 20.03% as compared to what we paid per unit for these raw materials a year ago.  Although our production takes advantage entirely of domestic recycled paper (produced mainly from the Beijing metropolitan area) and do not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper, it appears that demand for domestic paper is on the rise.  According to the China Paper Association’s Annual Report 2010, consumption of domestic recycled paper pulp in China increased from 27.8% in 2005 to 30% of total pulp used in the year of 2010. Because of the rising demand and the effect of inflation on various production factors of recycled paper, we estimate that all of the raw material prices may see keep rising in the long term. However, due to the softening economy in China, we have seen prices declining across the board for all of our major recycled paper raw materials. It is likely that raw material prices will continue to be relatively low in the next few months.

Electricity and coal are the two main sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal account for approximately 10% and 12% of our total cost of sales, or approximately 8% and 9% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales (excluding the cost of sales purchased from other paper product suppliers and not manufactured by us, as well as the cost of sales of digital photo paper) of our main paper products for the two years ended December 31, 2011 are summarized as follows:

Because of the increase in total cost of sales caused by inflating recycled paper raw material prices, total energy (electricity and coal) cost accounted for 20.07% of the total cost of sales (excluding costs of sales of purchased finished goods and digital photo paper) in the year ended December 31, 2011, which is noticeably less as compared to 24.47% of total cost of sales for the year ended December 31, 2010. We observed a spike in unit cost in both coal and electricity in the last two months of year 2011. However, we believe the increases are within reasonable range and may be temporary.

The total cost of sales of digital photo paper amounted to $5,490,605 for the year ended December 31, 2011, representing an increase of $2,581,915, or 88.77%, over the cost of sales of $2,908,690 in the comparable period in year 2010.  The increase appears to be attributable to the growth in sales of our digital photo paper. As explained above, the quantity (in tonnage) of our digital photo paper sales increased 97.12% in the year of 2011 as compared to the previous year in 2010.

Gross Profit

Gross profit for corrugating medium paper and offset printing paper for the year ended December 31, 2011 was $30,191,480, a net increase of $6,238,608 or 26.05% from $23,952,872 for the comparable period in 2010.  The net increase in gross profit was primarily attributable to the low production output in the third quarter of 2010 caused by the disruption of production for the replacement work of two boilers. Because of this, (1) quantities sold for corrugating medium paper and offset printing paper were much lower than normal level in the third quarter of 2010, resulting in a lower gross profit for the year 2010; (2) capacity utilization was lower, resulting in lower gross profit margins of corrugating medium and offset printing paper in the third quarter of 2010.

In addition, the increase in product ASPs over the corresponding but lesser increase in cost of sales contributes to the increase in gross profit in 2011. As explained above, total sales revenue of corrugating medium and offset printing paper grew 19.89% in the year ended December 31, 2011, while total cost of sales grew only 18.34%, thus widening the spread of gross profit in the year of 2011.

The overall gross profit margin for corrugating medium paper and offset printing paper for the year ended December 31, 2011 increased slightly by 1.04%, from 20.15% a year ago to 21.19%. Because of the 24.85% increase in product ASP during the year 2011 as compared to the last year, gross profit margin for corrugating medium paper for the year ended December 31, 2011 was 28.46%, substantially higher than the 20.68% gross profit margin for corrugating medium paper for the year of 2010.  On the other hand, total offset printing paper (including finished good papers that we purchased) generated a 17.94% gross profit margin in year 2011 as opposed to 19.93% in the year of 2010, or a decrease of 1.99% of total sales. The decrease in the gross profit margin of the offset printing paper in 2011 appears to be caused by the relatively low gross profit margin associated with the sales of purchased finished goods pursuant to the Supply Agreements, which were not effective until August 2010 and continue throughout the year of 2011.

We generated $1,627,999 of gross profit from sales of offset printing paper purchased under the Supply Agreements during the twelve months ended December 31, 2011, versus $1,033,230 for the last five months in year 2010. Gross profit margins for the offset printing paper purchased by us during the year ended December 31, 2011 was 6.35% (or 7.97% for the previous year of 2010) and was substantially lower than the gross profit margin of offset printing paper that was manufactured internally.

Monthly Gross Profit Margins on the sales of our corrugating medium and offset printing paper for the 24-month period ending December 31, 2011 are as follows:

Gross profit from the sales of digital photo paper for the year ended December 31, 2011 amounted to $2,758,595, or 33.44% as a percentage to total digital photo paper sales, compared to gross profit of $2,222,730 and gross profit margin of 43.32% for the previous year.  The 2011 gross profit percentage represents a substantial decline as compared to the last year. This decline is due to our decision to lower the ASP as explained above. We believe the gross profit margin of our digital photo paper has been stabilized and do not expect to see further significant decline in the product ASP or the resulting gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 were $2,517,530, a decrease of $556,726 or 18.11% from $3,074,256 for the comparable period in 2010.  The decrease was primarily attributable to the large 2010 payments of various professional service fees including, more specifically, legal fees incurred in connection with an independent internal investigation conducted by the Audit Committee of the Company and lasted from August 2010 to January 2011 and a litigation of the shareholder class action as described above in “Legal Proceedings.” For the year ended December 31, 2011, total expenses incurred or accrued for investors relations, legal and accounting/auditing fees amounted to $209,952, $525,140 and $529,263, respectively as opposed to $534,856, $970,167 and $323,692 during the year ended December 31, 2010.

Income from Operations

Operating income for the year ended December 31, 2011 was $30,111,345, an increase of $8,125,361 or 36.96% from $21,985,984 for the comparable period in 2010. The increase was primarily attributable to (1) the increase in product ASPs and gross profit of our corrugating medium paper and offset printing paper in year 2011, (2) recovery in the year of 2011 from the below-normal production caused by the loss of boilers pressure as explained above, (3) growth in gross profit in the amount of $535,865 from the digital photo paper operations in year 2011, and (4) a tightened operating expense control and the resulting decrease in general and administrative expenses in year 2011. In addition, income from operation for the year ended December 31, 2010 was also negatively impacted by losses from disposition of one corrugating medium paper production line and other facilities in June 2010 for a total amount of $1,115,362. In year 2011, loss from disposal of property, plant and equipment amounted to $321,200 as we disposed of certain idle equipment and an old employee cafeteria building.

Accounts Receivable

Net accounts receivable and trade notes receivable increased by $1,672,922 (or 77.89%) to $3,820,696 as of December 31, 2011, compared with $2,147,774 (including notes receivable in the amount of $308,539) as of December 31, 2010.  Our year-end balance in year 2010 was lower than our normal year-end or quarter-end balance due to a more aggressive collection effort toward the end of the calendar year, a common practice followed by many Chinese businesses. Accounts receivable turnover, based on average accounts receivable using balances at the beginning and ending dates of the year and annual sales revenue for the entire year of 2010, decreased from 63.65 times in year 2010 to 50.51 times in year 2011, while days in accounts receivable increased from 5.73 days in year 2010 to 7.23 days in year 2011. Alternatively, accounts receivable turnover calculated using the average quarterly ending balances (at the end of first, second, and third quarter) of year 2011 was 53.38 times with days in accounts receivable at 6.84 days. We usually collect the accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory consists of raw materials (accounting for 89.71% of total value of ending inventory as of December 31, 2011) and finished goods. As of December 31, 2011, the recorded value of our inventory had increased by 34.83% to $10,007,928 from $7,422,518 as of December 31, 2010. The largest increase came from the inventory item of recycled paperboard, which is the main raw material for the production of our corrugating medium paper, including the operations of the new 360,000 tons/year production line that expands our corrugating medium paper capacity significantly. We have also increased the stockpile of the recycled white scrap paper, as we believe the softening of cost for such item in the last two months of year 2011 as temporary and as an indication of better timing to build a larger inventory position as of December 31, 2011.

We decreased the amount of coal stored on hand to $661,891 as of December 31, 2011, as compared to the stock of coal for a total amount of $1,441,082 one year ago. The average price per ton that we paid for coal in the month of December 2011 was approximately $125/ton, which was substantially higher than the average price of $101 (translated by the 2011 year-end spot exchange rate) that we paid in the month of December 2010. We estimated that the relatively high coal price might not continue to rise significantly in the following months. Therefore we made a decision to lower the coal inventory level at the end of year 2011. A summary of changes in major inventory items is as follows:

	December 31,	December 31,
	2011	2010	$ Change	% Change
Raw Materials
Recycled paper board	$5,645,449	$3,807,678	$1,837,771	48.26%
Pulp	13,718	13,180	538	4.08%
Recycled printed paper	589,165	593,604	(4,439)	-0.75%
Recycled white scrap paper	1,918,545	801,783	1,116,762	139.28%
Coal	661,891	1,441,082	(779,191)	-54.07%
Digital photo base paper and other raw materials	149,306	151,269	(1,963)	-1.30%
Total Raw Materials	8,978,074	6,808,596	2,169,478	31.86%

Finished Goods	1,029,854	613,922	415,932	67.75%
Totals	$10,007,928	$7,422,518	$2,585,410	34.83%

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $2,766,554 as of December 31, 2011, an increase of $2,353,086 or 569.11% from $413,468 as of December 31, 2010, due to the following reasons: (1) we paid down a large portion of accounts payable for the purchases made in November and December 2010, making the payable balance significantly lower than the normal level; and (2) in preparation for and to sustain the operation of the new corrugating medium paper line, we increased the purchases of recycled paperboard in the last quarter of year 2011. All accounts payable as of December 31, 2011 were within the normal payment terms of our suppliers.

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

Beginning in late June 2010, we shut down and later demolished one of our two corrugating medium paper production lines.  We had originally planned to build a new 360,000 ton/year new corrugating medium paper production line and other facilities on some 667,000 square meters of land across the street from our current main manufacturing compound, but due to certain changes in the plan, we decided to instead build the new production line in our current manufacturing compound.  To make room for the new production line and related pulping facilities, we tore down two existing buildings and an existing corrugating medium paper production line. We estimate the lost capacity could be approximately 34,000 tons per year.  The new corrugating medium paper production line started its commercial production in December 2011.

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

 During the second quarter of year 2010, the Company made a decision to significantly lower the ASP across the board for all digital photo paper products to make the pricing of our digital photo paper products more competitive.  We currently produce glossy and semi-matte photo papers in various weights (from 120g/m 2 to 260g/m 2 ).  As a result of the aggressive pricing in different product structure, which lowered the ASP from $12,365/ton in April 2010 to $4,293/ton in December 2010, monthly sales quantity increased from 29 tons and 39 tons in the months of April and May of 2010 to 196 tons in December 2010.

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

Inventory

Inventory consists of raw materials (accounting for 91.73% of total value of ending inventory as of December 31, 2010) and finished goods. As of December 31, 2010, the recorded value of our inventory has increased 7.16% to $7,422,518 from $6,926,392 as of December 31, 2009. A summary of changes in major inventory items is as follows:

	December 31,	December 31,		%
	2010	2009	$ Change	Change
Raw Materials
Recycled paper board	$3,807,678	$2,301,282	$1,506,396	65.46%
Pulp	13,180	12,744	436	3.42%
Recycled printed paper	593,604	533,771	59,833	11.21%
Recycled white scrap paper	801,783	1,731,170	(929,387)	(53.69)%
Coal	1,441,082	1,704,905	(263,823)	(15.47)%
Digital photo base paper and other raw materials	151,269	36,801	114,468	311.05%
Total Raw Materials	6,808,596	6,320,673	487,923	7.72%

Finished Goods	613,922	605,719	8,203	1.35%
Totals	$7,422,518	$6,926,392	496,126	7.16%

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

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $413,468 as of December 31, 2010, a decrease of $1,405,980 or 77.28% from that as of December 31, 2009.  The accounts payable balance decreased because, among other things and as explained above under the analysis of inventory, we purchased large quantities of recycled paper boards in November 2010 but purchased no recycled paper board in the following month of December. The large November payable balance was mostly paid down as of December 31, 2010.

Liquidity and Capital Resources

Overview

As of December 31, 2011 we had net working capital of $11,323,716, an increase of $1,975,790 over net working capital of $9,347,926 at December 31, 2010.

 The Company finances its daily operations mainly by cash flows generated from its business operations and loans from banking institutions and major shareholders. Major capital expenditures in the year of 2011 were primarily financed by cash flows generated from business operations. As of December 31, 2011 we had approximately $114,919 in capital expenditure commitments that were mainly related to the remaining unbilled construction cost of a new corrugating medium paper production line and will be satisfied by payment of cash within the next 12 months.  In addition to the binding contracts that we have entered into, we are considering capital expenditure plans with estimated costs of up to $10 million in the year of 2012. These plans include building 2 new production lines of tissue paper that has the capacity of producing 20,000 ton of tissue paper per year on the land we are acquiring, if we successfully acquire the land.

Within the next 3 months we also intend to complete the acquisition of land that was originally approved by the government for some 667,000 square meters. If the entire 667,000 square meters was acquired at the unit price offered as of June 2010, the acquisition would cost approximately $14,500,000 in financial compensation to current land owners and in land use rights from the government. However, similar to many other recent land acquisition transactions in China, the acquisition process has met significant opposition by some local residents.  These opposing local residents hold various objections to the terms of the acquisition and amount of compensation that we offer.  While the provincial and local governments are fully supportive for the proposed acquisition, it has been a recent trend in China that eminent domain not be exercised under such circumstances for fear of civil unrest.  Under these circumstances, we are evaluating the options of (1) acquiring only a portion of the square footage as originally planned, (2) possibly raising the unit price of our compensation offer, or (3) withdrawing from the transaction and seeking other locations following a full refund of the security deposit put down on the 667,000 square meters land plot.  As of December 31, 2011, we have pre-paid a security deposit of $7,241,472 to the local village council toward the purchase of the land and have taken possession of some 80,040 square meters of land.  We expect to consummate a partial closing of an additional 30,015 square meters during the second quarter of year 2012 and to start the second phase of the acquisition, which involves the application and securing of the land use rights permit.

If we are able to obtain a significant portion of the 667,000 square meters, we expect to finance the acquisition with our working capital, net cash inflows generated from business operations in 2012, and if necessary, loans from local banks. We do not have any firm commitment from the local banks with respect to new credit facilities in addition to all current bank borrowings, which aggregated to approximately $8,524,471 as of December 31, 2011. However, based on the present loan to equity ratio (which is less than 14% as of December 31, 2011), we do not believe the Company will have problem securing additional bank loans as needed, unless the macroeconomic condition in China changes (e.g. government policies tighten bank credit facilities as a tool to control inflation).

The Company currently does not have any plan for equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents as of December 31, 2011 was $4,165,446, a decrease of $7,182,662 from $11,348,108 as of December 31, 2010.   The decrease in year 2011 was primarily attributable to a number of factors, including the following:

i.  Net cash provided by operating activities

Net cash provided by operating activities was $18,630,049 for the year ended December 31, 2011, representing a decrease of $1,729,689 or 8.5% from $20,359,738 for the previous year.  The net income for the year ended December 31, 2011 in the amount of $21,648,664 represented an increase of $6,097,128 or 39.21% from $15,551,536 for the previous year in 2010.  In addition to net income, there are certain non-cash charges (including depreciation in the amount of $4,424,531) that reduced the net income but did not have the effect of reducing the balance of cash and cash equivalents.  Except for the increase in ending accounts payable balance, which provide an increase to net cash flow from operating activities, the increase in accounts receivable balances in the amount of $1,597,193, an increase in inventory for $2,246,090, an increase in prepayments (mainly due to the large recoverable VAT associated with the payments for the construction cost of our new production line) in the amount of $4,803,656, and a decrease in other payables and accrued liabilities for $1,402,290 contributed to additional cash outflows from the cash collected from operating activities.

ii. Net cash used in investing activities

The Company incurred $27,451,405 in cash expenditures for investing activities during the year ended December 31, 2011.  These expenditures were mainly for the purchases of new equipment and progress payments for the construction of a new corrugating medium paper production line and ancillary facilities.  The total contract price (including related VAT) for the new corrugating medium paper production equipment, which has an annual capacity of 360,000 tons, is $30,713,285, of which only $15,742 was unpaid as of December 31, 2011.In addition, cost (including related VAT) of other ancillary facilities for the new corrugating medium paper production line amounted to $36,603,612. Such ancillary facilities include, among other things, a new pulping station (for a total cost of approximately $3,620,736) and water treatment plant (for a total cost of approximately $3,764,337). We expect to finance any future capital expenditure commitment with (1) our current cash and cash equivalent balance of approximately $4.2 million, (2) cash flows from operating activities in the next twelve months, and (3) additional bank loans or capital leases, if necessary.

The Company made an $11,964,170 land acquisition deposit payment to the local resident’s council in June 2010.  The local resident’s council is in charge of the reimbursement and relocation of the residents who occupied the parcel of subject land prior to our interest in acquisition of that land. Unsatisfied with the slow progress of the acquisition, we demanded partial returns of the deposit from the local resident village council in December 2010 and received two refunds in the total amount of $4,722,699. In addition to the remaining deposit, to complete the land acquisition at the price we offered as of June 2010, we estimate that the entire land acquisition process will require an additional amount of approximately $14,500,000 (based on an estimated total average cost of approximately $31.78 per square meter) of cash payment in the next nine to twelve months.  We expect to pay this amount using future cash flows generated by our operating activities. As explained above, if we are unable to acquire and close the transaction for at least a meaningful portion of the subject land in the next three months, we may demand the full refund of our deposit from the local resident village council.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $1,496,791 for the year ended December 31, 2011, as compared to $25,091,542 for the previous year.  During the year ended December 31, 2011, the company paid off the principal balance and accrued interest of (1) the RMB 13,000,000 (approximately $1,966,182 at December 31, 2010) short-term loan from the Industrial & Commercial Bank of China (“ICBC”) on the renewal date of January 11, 2011, (2) the RMB 13,280,000 ($2,008,530 at December 31, 2010) long-term loan from the Rural Credit Cooperative of Xushui County, and (3) on July 19, 2011, the RMB 6,000,000 ($907,468 at December 31, 2010) accounts receivable factoring facility from ICBC when the loan becomes due.  The Company also obtained new financing facilities during the year ended December 31, 2011, including: (1) a short-term accounts receivable factoring facility for RMB 13,000,000 ($2,046,503 at December 31, 2011) with the ICBC, (2) a three-year term loan for RMB 9,850,000 ($1,550,619 at December 31, 2011) with Xushui County Rural Credit Union, (3) a two-year term loan for RMB 26,300,000 ($4,140,233 at December 31, 2011), also with Xushui County Rural Credit Union, and (4) a new ICBC accounts receivable factoring facility in the amount of RMB 5,000,000 ($787,116 at December 31, 2011) for a term of one year.

Short-term bank loans

		December 31,	December 31,
		2011	2010
Industrial & Commercial Bank of China	(a)	$-	$1,966,182
Industrial & Commercial Bank of China	(b)	-	907,468
Industrial & Commercial Bank of China	(c)	2,046,503	-
Industrial & Commercial Bank of China	(d)	787,116
Total short-term bank loans		$2,833,619	$2,873,650

(a)	During year 2009 and up to May 2010, the Industrial & Commercial Bank of China provided two loans, which were secured by certain manufacturing equipment of the Company. The Company paid off one of the loans in May 2010. The remaining loan balance was in the amount of $1,966,182 as of December 31, 2010. The interest was payable monthly at the fixed rate of 5.841% per annum for the remaining loan, which was due and paid off at maturity on January 11, 2011.

(b)	On July 28, 2010, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $907,468 as of December 31, 2010. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on July 18, 2011 and carried an interest rate of 5.31% per annum. The Company paid off the outstanding factoring facility balance on July 19, 2011.

(c)	On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $2,046,503 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on February 27, 2012 and carries an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

(d)	On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on August 15, 2012 and carries an interest rate of 8.528% per annum.

As of December 31, 2011 and December 31, 2010, short-term borrowings were $2,833,619 and $2,873,650, respectively, and no unsecured bank loans. The factoring facility was secured by essentially all of the Company’s accounts receivable in the amount of $3,956,948 and $1,064,187 as of December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011 and December 31, 2010, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the year ended December 31, 2011 and 2010 were approximately 6.38% and 5.76%, respectively.

Long-term loan from credit unions

As of December 31, 2010, loan payable to Rural Credit Cooperative of Xushui County, amounted to $2,008,530. The loan is guaranteed by an unrelated third party company. The entire principal of the loan as of December 31, 2010 was due and payable at maturity on September 16, 2011 and thus the entire principal amount was reclassified as current portion of long-term loan and recorded under current liabilities as of December 31, 2010. Interest is paid monthly at the rate of 0.774% per month.

On March 31, 2011, the Company prepaid the entire principal and accrued interest of the Rural Credit Cooperative of Xushui County loan and entered into a new three-year term loan agreement with Xushui County Rural Credit Union for $1,550,619. The new loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011, the Company entered into a new term loan agreement with the Xushui County Rural Credit Union for $4,140,233. The new loan is secured by its manufacturing equipment of $10,646,244 and will mature on June 9, 2013. Interest payment is due quarterly and bears the rate of 0.72% per month.

Total interest expenses for the short-term bank loans and long-terms loan for the years ended December 31, 2011 and 2010 were $495,978 and $390,458, respectively.

Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of December 31, 2011 and 2010, net amount due to Mr. Liu were $2,299,311 and $2,209,068, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of December 31, 2011 and 2010.  The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest equals the rate established by the People’s bank of China and are due on July 31 and August 4, 2011, respectively.  As of December 31, 2010, the total loan amount payable was $2,041,804 to HBOP.  The Company paid off the loan balance to both directors of HBOP by August 4, 2011. The interest rate for the year ended December 31, 2011 and 2010 was 5.85% and 5.85% per annum, respectively.

The interest expenses incurred for above related party loans are $203,914 and $242,552 for the years ended December 31, 2011 and 2010.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on April 14, 2010.

On November 30, 2011, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on January 4, 2012.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2011 and 2010 to translate the Chinese RMB to the U.S. Dollars are 6.3523:1 and 6.61180:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.4544:1, and 6.77875:1 for the years ended December 31, 2011 and 2010, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of December 31, 2011. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
Debt Obligations	$11,834,359	$5,821,406	$6,012,953	$—	$—
Equipment and Construction Costs Commitment	4,860,965	4, 860,965	—	—	—
Operating Lease Obligations	377,816	18,891	37,782	37,782	283,361
Total	$17,073,140	$10,701,262	$6,050,735	$37,782	$283,361

Incentive Stock Plan

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 Incentive Stock Plan (the “2011 ISP”) as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Nonstatutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2011 ISP's administration. No stock or option was issued under the 2011 ISP until January 11, 2012, when the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is a new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning January 1, 2012. Currently, the Company evaluated the effect of ASU 2011-05 on its financial statements and has concluded will not have a material impact on the Company's consolidated financial statements.

ASU 2011-05 was modified by the issuance of ASU 2011-12 - Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 in December 2011, which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company believes that its adoption of ASU 2011-12 will not have any material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Company’s adoption of ASU 2011-11 is not expected to have a material impact on its consolidated financial statements.

Item 7A.               Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Although we are generally able to pass along minor incremental cost inflation to our customers, inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. We do not believe that inflation in China has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase to cope with these increased costs.

Item 8.                  Financial Statements and Supplementary Data

Our audited financial statements for the fiscal years ended December 31, 2011 and 2010, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Orient Paper, Inc.

We have audited the accompanying consolidated balance sheet of Orient Paper, Inc. (the “Company”) as of December 31, 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the then year ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, the People’s Republic of China

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Orient Paper, Inc.

We have audited the accompanying consolidated balance sheet of Orient Paper, Inc. (“the Company”) as of December 31, 2010 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Limited

Hong Kong, March 15, 2011

ORIENT PAPER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$4,165,446	$11,348,108
Notes receivable	-	308,539
Accounts receivable (net of allowance for doubtful accounts of $76,752 and $37,535 as of December 31, 2011 and December 31, 2010, respectively)	3,820,696	1,839,235
Inventories	10,007,928	7,422,518
Prepayments and other current assets	5,071,215	184,723

Total current assets	23,065,285	21,103,123

Prepayment on property, plant and equipment	7,241,472	6,957,258

Property, Plant, and Equipment, net	114,651,107	87,445,960

Total Assets	$144,957,864	$115,506,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$2,833,619	$2,873,650
Current portion of long-term debt	-	2,008,530
Loan from related parties	2,499,312	2,041,804
Accounts payable	2,766,554	413,468
Accrued payroll and employee benefits	308,290	336,932
Other payables and accrued liabilities	1,589,541	2,363,686
Income taxes payable	1,744,253	1,717,127

Total current liabilities	11,741,569	11,755,197

Loan from credit union	5,690,852	-
Loan from related parties	-	2,209,068

Total liabilities	17,432,421	13,964,265

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,350,191 and 18,344,811 shares issued and outstanding as of December 31, 2011 and 2010, respectively	18,350	18,345
Additional paid-in capital	45,758,020	45,727,656
Statutory earnings reserve	5,863,442	5,661,587
Accumulated other comprehensive income	11,442,567	7,138,233
Retained earnings	64,443,064	42,996,255

Total stockholders' equity	127,525,443	101,542,076

Total Liabilities and Stockholders' Equity	$144,957,864	$115,506,341

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

		Year Ended
	December 31,
	2011	2010	2009

Revenues	$150,747,316	$123,989,917	$102,142,828

Cost of Sales	(117,797,241)	(97,814,315)	(82,107,531)

Gross Profit	32,950,075	26,175,602	20,035,297

Selling, General and Administrative Expenses	(2,517,530)	(3,074,256)	(2,029,201)
Loss from Disposal of Property, Plant and Equipment	(321,200)	(1,115,362)	-

Income from Operations	30,111,345	21,985,984	18,006,096

Other Income (Expense):
Interest income	36,437	163,183	108,610
Interest expense	(699,892)	(633,010)	(728,429)

Income before Income Taxes	29,447,890	21,516,157	17,386,277

Provision for Income Taxes	(7,799,226)	(5,964,621)	(4,666,069)

Net Income	21,648,664	15,551,536	12,720,208

Other Comprehensive Income:
Foreign currency translation adjustment	4,304,334	3,159,472	(108,534)

Total Comprehensive Income	$25,952,998	$18,711,008	$12,611,674

Earnings Per Share:

Basic Earnings per Share	$1.18	$0.89	$1.04

Fully Diluted Earnings per Share	$1.18	$0.89	$1.04

Weighted Average Number of Shares
Outstanding - Basic	18,349,332	17,435,218	12,221,782
Outstanding - Fully Diluted	18,349,332	17,436,246	12,232,878

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income	Earnings	Total

Balance at December 31, 2008	11,275,497	$11,275	$9,598,944	$3,079,063	$4,092,839	$17,307,035	$34,089,156

Employee stock compensation	15,250	16	82,860	-	-	-	82,876

Common stock issued for services	297,294	297	361,914	-	-	-	362,211

Issuance of common stock to a director	1,204,340	1,205	3,998,795	-	-	-	4,000,000

Issuance of common stock for cash	2,083,333	2,083	4,896,766	-	-	-	4,898,849

Warrants issued for services	-	-	230,190	-	-	-	230,190

Foreign currency translation adjustment	-	-	-	-	(108,534)	-	(108,534)

Transfer to statutory earnings reserve	-	-	-	1,363,387	-	(1,363,387)	-

Net income for the year of 2009	-	-	-	-	-	12,720,208	12,720,208

Balance at December 31, 2009	14,875,714	$14,876	$19,169,469	$4,442,450	$3,984,305	$28,663,856	$56,274,956

Warrant issued for services	16,597	16	(30,048)	-	(5,544)	-	(35,576)

Issuance of common stock by public offering	3,450,000	3,450	26,566,711	-	-	-	26,570,161

Issuance of shares for officer services	2,500	3	21,524	-	-	-	21,527

Foreign currency translation adjustment	-	-	-	-	3,159,472	-	3,159,472

Transfer to statutory earnings reserve	-	-	-	1,219,137	-	(1,219,137)	-

Net income for the year of 2010	-	-	-	-	-	15,551,536	15,551,536

Balance at December 31, 2010	18,344,811	$18,345	$45,727,656	$5,661,587	$7,138,233	$42,996,255	$101,542,076

Issuance of shares to officer and directors	5,380	5	30,364	-	-	-	30,369

Foreign currency translation adjustment	-	-	-	-	4,304,334	-	4304,334

Transfer to statutory earnings reserve	-	-	-	201,855	-	(201,855)	-

Net income for the year of 2011	-	-	-	-	-	21,648,664	21,648,664

Balance at December 31, 2011	18,350,191	$18,350	$45,758,020	$5,863,442	$11,442,567	$64,443,064	$127,525,443

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year Ended
	December 31,
	2011	2010	2009

Cash Flows from Operating Activities:
Net income	$21,648,664	$15,551,536	$12,720,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,424,531	4,147,777	3,510,082
Loss from Disposition of property, plant and equipment	321,200	1,115,362	-
Allowance for bad debts	37,087	(5,728)	41,954
Stock-based expense for service received	30,369	101,046	560,182
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,597,193)	(14,557)	(676,861)
Prepayments and other current assets	(4,803,656)	138,782	(318,765)
Inventories	(2,246,090)	(253,598)	(4,111,602)
Accounts payable	2,299,240	(1,431,851)	1,818,470
Accrued payroll and employee benefits	(39,473)	56,246	43,710
Other payables and accrued liabilities	(1,402,290)	636,553	849,028
Income taxes payable	(42,340)	318,170	602,264
Net Cash Provided by Operating Activities	18,630,049	20,359,738	15,038,670

Cash Flows from Investing Activities:
Prepayment/deposit for purchase of property, plant and equipment	(2,298,633)	(6,785,912)	-
Purchases of property, plant and equipment	(25,424,280)	(34,774,829)	(13,604,113)
Proceeds from disposal of property, plant and equipment	271,508	-	-
Net Cash Used in Investing Activities	(27,451,405)	(41,560,741)	(13,604,113)

Cash Flows from Financing Activities:
Proceeds from related party loans	200,000	200,000	-
Repayment of related party loans	(2,091,596)	(200,000)	-
Proceeds from bank loans	8,389,626	885,119	-
Repayments of bank loans	(5,001,239)	(2,392,843)	(2,562,891)
Proceeds from issuing of common stock	-	26,570,161	4,898,849
Reclassification of restricted cash to cash and cash equivalents	-	29,105	(29,105)
Net Cash Provided by Financing Activities	1,496,791	25,091,542	2,306,853

Effect of Exchange Rate Changes on Cash and Cash Equivalents	141,903	507,616	(25,876)

Net (Decrease)/ Increase in Cash and Cash Equivalents	(7,182,662)	4,398,155	3,715,534

Cash and Cash Equivalents - Beginning of Period	11,348,108	6,949,953	3,234,419

Cash and Cash Equivalents - End of Period	$4,165,446	$11,348,108	$6,949,953

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$689,869	$390,458	$728,428
Cash paid for income taxes	$7,841,566	$5,592,563	$4,065,720

Supplemental Disclosure of significant non-cash transactions:
Issuance of 1,204,340 shares of common stock to a director	-	-	4,000,000
Disposal of property, plant and equipment in lieu of payment for construction cost of a new plant	-	243,479	-
Issuance of warrants for consultancy services	-	79,521	115,093
Issuance of 297,294 shares of common stock for legal and consultancy services	-	-	362,211

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

Dongfang Zhiye Holding Limited (“Dongfang Holding”) was formed on November 13, 2006, under the laws of the British Virgin Islands, and is an investment holding company. As such, Dongfang Holding does not generate any financial or operating transactions. On July 16, 2007, Dongfang Holding entered into an agreement to acquire the equity ownership of HBOP and placed all the equity interest in trust with Mr. Zhenyong Liu, Mr. Xiaodong Liu, and Mr. Shuangxi Zhao (the original equity owners of HBOP, each, an “HBOP Equity Owner” and collectively, “HBOP Equity Owners”), pursuant to a trust agreement executed on the same date. Under the terms of the trust agreement, the HBOP Equity Owners would exercise control over the disposition of Dongfang Holding’s shares in HBOP on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of HBOP’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of HBOP’s equity interest.  In connection with the consummation of the restructuring transactions on June 24, 2009 as described below, Dongfang Holding directed its trustee to return its equity ownership in HBOP to the HBOP Equity Owners.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To ensure proper compliance of the Company’s control over the ownership and operations of HBOP with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with HBOP and HBOP Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings, Inc. (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010).  Baoding Shengde is mainly engaged in production and distribution of digital photo paper and is 100% owned by Shengde Holdings.  Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to HBOP, in exchange for service fees including a fee equivalent to 80% of HBOP’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to HBOP Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of HBOP; (iii) Call Option Agreement, which generally provides, among other things, that HBOP Equity Owners irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in HBOP. The exercise price for the options shall be RMB1 which Baoding Shengde should pay to each of HBOP Equity Owner for all their equity interests in HBOP; (iv) Share Pledge Agreement, which provides that HBOP Equity Owners will pledge all of their equity interests in HBOP to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that HBOP Equity Owners breach their obligations under the Loan Agreement or HBOP fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that HBOP Equity Owners shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of HBOP or with respect to any equity owner action to be taken in accordance with the laws and HBOP’s Articles of Association. The terms of the agreement are binding on the parties for as long as HBOP Equity Owners continue to hold any equity interest in HBOP. An HBOP Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled HBOP since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009, and continues to control HBOP through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

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

Orient Paper has no direct equity interest in HBOP. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s activities that most significantly affect its economic performance, resulting in HBOP being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from HBOP for the year ended December 31, 2011, 2010 and 2009 were 94.5%, 95.5% and 100%, respectively. HBOP also accounted for 68.2%, 79.6% and 81.0% of the total assets of the Company as at December 31, 2011, 2010 and 2009 respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, and 2010, details of the Company’s subsidiaries and variable interest entities are as follows:

		Place of
	Date of Incorporation	Incorporation or	Percentage of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity:
HBOP	March 10, 1996	PRC	Control*	Paper Production and distribution

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

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters. The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than RMB are converted into RMB at the applicable rates of exchange prevailing the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of income. The functional currency of Orient Paper, Dongfang Holding and Shengde Holdings is United States dollars. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Translation in currencies other than United States dollars are converted into United States dollars at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains or losses are recognized in the consolidated statement of income.

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2011 and 2010 to translate the Chinese RMB to the U.S. Dollars are 6.35230:1,and 6.61180:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.45440:1, 6.77875:1 and 6.84088:1 for the years ended December 31, 2011, 2010 and 2009, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011 and 2010, and revenues and expenses for the years ended December 31, 2011, 2010 and 2009. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives of property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, Orient Paper considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties.  Actual bad debt results could differ materially from these estimates. As of December 31, 2011 and 2010, the balance of allowance for doubtful accounts was $76,752 and $37,535, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
Allowance of doubtful accounts	2011	2010
Opening balance	$37,535	$41,977
Provision/ (Reversal of provision) for the year	37,087	(5,728)
Exchange difference	2,130	1,286

Closing balance	$76,752	$37,535

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. No provision in inventories has been provided for the fiscal year 2011 and 2010.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2011 and 2010, the carrying value of the Company’s financial instruments approximated at their fair value.

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

For the years ended December 31, 2011, 2010 and 2009, Orient Paper made transfers to this reserve fund in the amounts of $201,855, $1,219,137 and $1,363,387, respectively. For the year ended December 31, 2011, all transfers to statutory reserves were made by Baoding Shengde. The Company’s variable interest entity HBOP, which statutory reserve account has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) as of December 31, 2010, did not make any transfer to statutory reserves during the year ended December 31, 2011.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was nil, nil and $29,283 for the years ended December 31, 2011, 2010 and 2009.

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

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $6,818, $5,545 and $439 of advertising and promotion costs for the years ended December 31, 2011, 2010 and 2009, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. R&D expenses incurred $19,756, $18,233 and $30,546 for the years ended December 31, 2011, 2010 and 2009, respectively.

Borrowing costs

Borrowing costs attributable directly to the acquisition, construction or production of qualifying assets which require a substantial period of time to be ready for their intended use or sale, are capitalized as part of the cost of those assets. Income earned on temporary investments of specific borrowings pending their expenditure on those assets is deducted from borrowing costs capitalized. All other borrowing costs are recognized in interest expenses in the period in which they are incurred.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Assets recorded under capital leases are amortized according to the same depreciation methods employed for property, plant and equipment or over the term of the related lease, if shorter.

Income Taxes

The Company accounts for income taxes pursuant to ASC Topic 740, Income Taxes. Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Any tax paid by subsidiaries during the year is recorded. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. ASC Topic 740 also requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carry-forwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.

The Company adopted ASC Topic 740-10-05, Income Tax, which provides guidance for recognizing and measuring uncertain tax positions, it prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions.

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

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. ASC Topic 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the consolidated financial statements. The components of comprehensive income were the net income for the years and the foreign currency translation adjustments.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Compensation

The Company uses the fair value recognition provision of ASC Topic 718, Compensation-Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

The Company also applies the provisions of ASC Topic 505-50, Equity Based Payments to Non-Employees to account for stock-based compensation awards issued to non-employees for services. Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

Fair Value Measurements

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of offset printing paper and corrugating medium paper. Inventories consisted of the following as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Raw Materials
Recycled paper board	$5,645,449	$3,807,678
Pulp	13,718	13,180
Recycled printed paper	589,165	593,604
Recycled white scrap paper	1,918,545	801,783
Coal	661,891	1,441,082
Base paper and other raw materials	149,306	151,269
	8,978,074	6,808,596
Finished Goods	1,029,854	613,922
Totals	$10,007,928	$7,422,518

(4) Prepayment and other current assets

Prepayment and other current assets consisted of the following as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Prepaid AMEX annual fee	$18,125	$-
Recoverable VAT	4,776,962	-
Prepaid insurance	61,357	19,000
Prepayment for purchase of materials	206,930	158,848
Others	7,841	6,875
	$5,071,215	$184,723

(5) Prepayment on property, plant and equipment

As of December 31, 2011 and 2010, prepayment on property, plant and equipment consisted of $7,241,472 and $6,957,258, respectively in respect of prepaid land use right.

(6) Property, plant and equipment

As of December 31, 2011 and 2010, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2011	2010
Property, Plant, and Equipment:
Land use rights	$2,358,862	$2,266,282
Building and improvements	11,145,342	7,283,466
Machinery and equipment	122,844,563	64,913,451
Vehicles	233,217	224,063
Construction in progress	2,335,579	32,316,540
	138,917,563	107,003,802
Less accumulated depreciation and amortization	(24,266,456)	(19,557,842)
Property, Plant and Equipment, net	$114,651,107	$87,445,960

Land use rights represent state-owned land located in China with lease terms of 50 years expiring in 2053.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction in progress mainly represents payments for the staff dormitory and canteen under construction.

Property, plant and equipment with net values of $10,646,244 and $4,928,033 have been pledged for short-term bank loans of HBOP as of December 31, 2011 and 2010, respectively. Depreciation and amortization of property, plant and equipment was $4,424,531, $4,147,777 and $3,510,082 during the years ended December 31, 2011, 2010 and 2009, respectively.

(7) Loans Payable

Short-term bank loans

		December 31,	December 31,
		2011	2010
Industrial & Commercial Bank of China	(a)	$-	$1,966,182
Industrial & Commercial Bank of China	(b)	-	907,468
Industrial & Commercial Bank of China	(c)	2,046,503	-
Industrial & Commercial Bank of China	(d)	787,116
Total short-term bank loans		$2,833,619	$2,873,650

(a)	During year 2009 and up to May 2010, the Industrial & Commercial Bank of China provided two loans, which were secured by certain manufacturing equipment of the Company. The Company paid off one of the loans in May 2010. The remaining loan balance was in the amount of $1,966,182 as of December 31, 2010. The interest was payable monthly at the fixed rate of 5.841% per annum for the remaining loan, which was due and paid off at maturity on January 11, 2011.

(b)	On July 28, 2010, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $907,468 as of December 31, 2010. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on July 18, 2011 and carried an interest rate of 5.31% per annum. The Company paid off the outstanding factoring facility balance on July 19, 2011.

(c)	On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $2,046,503 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on February 27, 2012 and carries an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

(d)	On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on August 15, 2012 and carries an interest rate of 8.528% per annum.

As of December 31, 2011 and December 31, 2010, short-term borrowings were $2,833,619 and $2,873,650, respectively, and no unsecured bank loans. The factoring facility was secured by essentially all of the Company’s accounts receivable in the amount of $3,956,948 and $1,064,187 as of December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011 and December 31, 2010, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the year ended December 31, 2011, 2010 and 2009 were approximately 6.38%, 5.76% and 6.21%, respectively.

Long-term loans from credit union

As of December 31, 2010, loan payable to Rural Credit Cooperative of Xushui County, amounted to $2,008,530. The loan is guaranteed by an unrelated third party company. The entire principal of the loan as of December 31, 2010 was due and payable at maturity on September 16, 2011 and thus the entire principal amount was reclassified as current portion of long-term loan and recorded under current liabilities as of December 31, 2010. Interest is paid monthly at the rate of 0.774% per month.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2011, the Company repaid the entire principal and accrued interest of the Rural Credit Cooperative of Xushui County loan and entered into a new three-year term loan agreement with Xushui County Rural Credit Union for $1,550,619. The new loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011, the Company entered into a new term loan agreement with the Xushui County Rural Credit Union for $4,140,233. The new loan is secured by its manufacturing equipment of $10,646,244 and will mature on June 9, 2013. Interest payment is due quarterly and bears the rate of 0.72% per month.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2011, 2010 and 2009 were $495,978, $390,458 and $621,863, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of December 31, 2011 and 2010, net amount due to Mr. Liu were $2,299,312 and $2,209,068, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of December 31, 2011 and 2010.  The term is for 3 years and starts from January 1, 2010 and is due December 31, 2012.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest equals the rate established by the People’s bank of China and are due on July 31 and August 4, 2011, respectively.  As of December 31, 2010, the total loan amount payable was $2,041,804.  The Company paid off the loan balance to both directors of HBOP by August 4, 2011. The interest rate for the year ended December 31, 2011, 2010 and 2009 was 5.85%, 5.85% and 5.40% per annum, respectively.

The interest expenses incurred for above related party loans are $203,914, $242,552 and $106,565 for the years ended December 31, 2011, 2010 and 2009.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on April 14, 2010.

On November 30, 2011, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on January 4, 2012.

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,	December 31,
	2011	2010
Accrued electricity	$314,598	$573,294
Accrued professional fees	58,000	290,000
Value-added tax payable	-	884,779
Accrued interest	269,019	248,676
Payable for purchase of equipment	936,908	236,698
Others	11,016	130,239
Totals	$1,589,541	$2,363,686

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Common Stock

Issuance of warrants

In July, 2009, the Company entered into an agreement with CCG Investor Relations Partners LLC (“CCG”), who provides service related to investor relationship activities for the Company for one year.  In consideration for CCG’s service and a cash payment of $7,000 per month, at the same date, the Company issued a warrant to CCG to purchase 25,000 shares of the Company’s common stock at the price of $4.00 per share.  The warrant is exercisable for two years after grant and has a “cashless” exercise provision and a piggyback registration right.  The value of the warrant issued for the service should be measured at the service completion date according to ASC Topic 505-50.  Throughout the period of the contracted services, the fair value of the warrants was estimated using the Black-Scholes option pricing model.

There is no unamortized balance as at December 31, 2010 as it has been amortized over the servicing period of one year since July 2009.  The Company charged $79,521 and $115,093 to earnings for the year ended December 31, 2010 and 2009, respectively.

As of January 19, 2010, the warrant has been cashless exercised for 16,597 shares.  As of December 31, 2011 and 2010, there is no outstanding warrant.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(11) Earnings Per Share

For the years ended December 31, 2011, 2010 and 2009, basic and diluted net income per share are calculated as follows:

		Year Ended
	December 31,
	2011	2010	2009
Basic income per share
Net Income for the year – numerator	$21,648,664	$15,551,536	$12,720,208
Weighted average common stock outstanding – denominator	18,349,332	17,435,218	12,221,782
Net income per share	$1.18	$0.89	$1.04

Diluted income per share
Net Income for the year – numerator	$21,648,664	$15,551,536	$12,720,208
Weighted average common stock outstanding - denominator	18,349,332	17,435,218	12,221,782
Effect of dilution
Warrant	-	1,028	11,096
Weighted average common stock outstanding - denominator	18,349,332	17,436,246	12,232,878
Diluted income per share	$1.18	$0.89	$1.04

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

The provision for income taxes for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended
	December 31,
	2011	2010	2009
Provision for Income Taxes
Current Tax Provision – PRC	$7,799,226	$5,964,621	$4,666,069
Deferred Tax Provision	-	-	-
Total Provision for Income Taxes	$7,799,226	$5,964,621	$4,666,069

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Orient Paper, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $5,149,592, $3,533,052 and $1,235,962 for U.S. income tax purposes for the years ended December 31, 2011, 2010 and 2009, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030, 2029 and 2028. Management believes that the realization of the benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2011	2010
Deferred tax assets (liabilities) – current
Allowance for doubtful accounts	$346	$9,384
Deferred tax assets - non current
Net Operating Loss Carryover for U.S. income tax purposes	1,827,128	1,201,238
Total deferred tax assets	1,827,474	1,210,622
Less: Valuation allowance	(1,827,474)	(1,210,622)
Net Operating Loss Carryover for U.S. income tax purposes	$-	$-

The following table reconciles the statutory rates to the Company's effective tax rate as of

	Year ended
	December 31,
	2011	2010	2009
Statutory rate	25.0%	25.0%	25.0%
Effect of different tax jurisdiction	(0.6)	(1.0)	(0.6)
Effect of expenses not deductible for PRC tax purposes	0.1	0.1	0.1
Effect of income not taxable for PRC tax purposes	(0.3)	-	-
Under provision in previous year	0.1	0.1	-
Change in valuation allowance	2.2	3.5	2.3
Effective income tax rate	26.5%	27.7%	26.8%

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $69,816,970 and $46,529,307 as of December 31, 2011 and 2010, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2011, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Stock Incentive Plan

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 Incentive Stock Plan (the “2011 ISP”) as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2011 ISP's administration. No stock or option was issued under the 2011 ISP until January 11, 2012, when the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company.

(14) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $18,891(RMB 120,000).  This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments are as follows:

December 31,	Amount
2012	$18,891
2013	18,891
2014	18,891
2015	18,891
2016	18,891
Thereafter	283,361
Total operating lease payments	$377,816

Capital commitment

The Company has signed several contracts for constructing staff hostel and purchase of equipment totally $7,047,968 with outstanding commitments of $4,860,965 as of December 31, 2011.  The Company expected to pay off all the balances by the end of first quarter of 2012.

Pending Litigation

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning, et al. v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages, attorneys' fees and experts’ fees.  Plaintiffs purport to sue on behalf of themselves and a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011.  On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. Nevertheless, at this stage of the proceedings, management cannot opine that a favorable outcome for the company is probable or that an unfavorable outcome to the company is remote. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of the date of this statement.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(15) Segment Reporting

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

Summarized financial information for the two reportable segments is as follows:

	Year Ended
	December 31, 2011
		Baoding	Not Attributable	Elimination	Enterprise-wide,
	HBOP	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$142,498,116	$8,249,200	-	-	$150,747,316
Gross Profit	30,191,480	2,758,595	-	-	32,950,075
Depreciation and amortization	3,504,717	919,814	-	-	4,424,531
Interest income	20,847	15,273	317	-	36,437
Interest expense	699,892	-	-	-	699,892
Income tax expense	7,136,886	662,340	-	-	7,799,226
Net Income (Loss)	21,527,824	1,961,694	(1,840,854)	-	21,648,664
Total Assets	111,305,277	46,180,744	224,868	(12,753,025)	144,957,864

	Year Ended
	December 31, 2010
		Baoding	Not Attributable	Elimination	Enterprise-wide,
	HBOP	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$118,858,497	$5,131,420	-	-	$123,989,917
Gross Profit	23,952,872	2,222,730	-	-	26,175,602
Depreciation and amortization	3,421,975	725,802	-	-	4,147,777
Interest income	72,303	83,749	7,131	-	163,183
Interest expense	633,010	-	-	-	633,010
Income tax expense	5,405,884	558,737	-	-	5,964,621
Net Income (Loss)	16,172,333	1,676,293	(2,297,090)	-	15,551,536
Total Assets	91,883,320	32,931,982	95,724	(9,404,685)	115,506,341

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2009, all business operations, except for costs to maintain the Company as a U.S. public company, were entirely attributable to HBOP.

(16) Concentration and Major Suppliers

For the year ended December 31, 2011, the Company had three major suppliers which primarily accounted for 61%, 11% and 6% of the total purchases. For the year ended December 31, 2010, the Company had three major suppliers which primarily accounted for 51%, 13% and 8% of total purchases. For the year ended December 31, 2009, the Company had three major suppliers accounted for 37%, 32% and 13% of total purchases.

(17) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2011 and 2010, respectively.

(18) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(19) Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is a new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning January 1, 2012. Currently, the Company evaluated the effect of ASU 2011-05 on its financial statements and has concluded that it would have no material impact on the Company's consolidated financial statements.

ASU 2011-05 was modified by the issuance of ASU 2011-12 - Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 in December 2011, which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company believes that its adoption of ASU 2011-12 will not have any material impact on its consolidated financial statements.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued ASU 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Its adoption of ASU 2011-11 is not expected to have material impact on its consolidated financial statements.

(20) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2010 and 2011 is as follows:

	Quarter
2011	First	Second	Third	Fourth
Revenues	$33,225,219	$41,534,386	$37,074,759	$38,912,952
Income from operations	6,842,861	8,088,971	7,532,363	7,647,150
Net income	4,852,924	5,860,950	5,431,760	5,503,030
Net income per share:
Basic	$0.26	$0.32	$0.30	$0.30
Diluted	$0.26	$0.32	$0.30	$0.30

	Quarter
2010	First	Second	Third	Fourth
Revenues	$26,458,188	$38,257,140	$23,006,314	$36,268,275
Income from operations	4,401,191	7,405,657	2,723,879	7,455,257
Net income	3,126,094	5,351,855	1,764,228	5,309,359
Net income per share:
Basic	$0.21	$0.30	$0.10	$0.28
Diluted	$0.21	$0.30	$0.10	$0.28

(21) Condensed Financial Information of the Parent Company

The condensed financial statements of Orient Paper Inc. (“ONP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $50,502,923 and $48,326,851 as of December 31, 2011 and 2010, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$145,386	$69,849
Prepayments and other current assets	79,482	25,874
Due from inter-companies	4,000,000	4,000,000

Total current assets	4,224,868	4,095,723

Investment in subsidiaries	126,637,592	98,840,998

Total Assets	$130,862,460	$102,936,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Inter-company payable	$3,008,524	$1,057,596
Loan from shareholder	200,000	-
Accrued expenses	58,000	290,000
Accured payroll and benefit	70,493	47,050

Total current liabilities	3,337,017	1,394,645

Total liabilities	3,337,017	1,394,645

Total stockholders' equity	127,525,443	101,542,076

Total Liabilities and Stockholders' Equity	$130,862,460	$102,936,721

CONDENSED STATEMENTS OF INCOME

	Year Ended
	December 31,
	2011	2010	2009

Operating expenses
Selling, General and Administrative Expenses	$1,841,171	$2,304,222	$1,235,963
Income (Loss) from Operations	(1,841,171)	(2,304,222)	(1,235,963)
Equity in earnings of unconsolidated subsidiaries	23,489,518	17,848,627	13,956,171
Other Income (Expense):	317	7,131	-
Income (Loss) before Income Taxes	21,648,664	15,551,536	12,720,208
Provision for Income Taxes	-	-	-
Net Income	$21,648,664	$15,551,536	$12,720,208

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2011	2010	2009
Net Cash Provided by/ (Used in) Operating Activities	$75,537	$(1,491,808)	$(675,276)

Net Cash Used in Investing Activities	-	(25,000,000)	(14,509,069)

Net Cash Provided by Financing Activities	-	26,561,657	15,184,345

Net Increase in Cash and Cash Equivalents	75,537	69,849	-

Cash and Cash Equivalents - Beginning of Period	69,849	-	-

Cash and Cash Equivalents - End of Period	$145,386	$69,849	$-

BASIS OF PRESENTATION

The condensed financial information has been prepared using the same accounting policies as set out in the Company’s consolidated financial statements except that the parent company has used equity method to account for its investments in the subsidiaries.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”), the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Their attestation report on the Company’s internal control over financial reporting is shown on Exhibit 23.3 attached hereto.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2011.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	48	Chief Executive Officer and Chairman of the Board
Winston C. Yen	43	Chief Financial Officer
Dahong Zhou	32	Secretary
Drew Bernstein	55	Director
Wenbing Christopher Wang	40	Director
Fuzeng Liu	62	Director
Zhaofang Wang	56	Director

The Directors initially elected in Class I, Drew Bernstein and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2013 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The Directors initially elected in Class II, Zhenyong Liu, Fuzeng Liu and Zhaofang Wang will serve until the annual meeting of stockholders in 2012 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Beginning with the election of Directors to be held at the year 2011 annual meeting, the class of Directors to be elected in such year (Class I) would be elected for a two year term, and at each successive annual meeting, the class of Directors to be elected in such year would be elected for a two year term, so that the term of office of one class of Directors shall expire in each year. Our officers serve at the discretion of our Board of Directors.

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

Drew Bernstein.   Mr. Bernstein was appointed as our director on October 28, 2009. Mr. Bernstein is co-founder and managing partner of Marcum Bernstein &Pinchuk LLP, an accounting firm headquartered in New York, a position he has held since 1983.  Mr. Bernstein, a certified public accountant, received his BS degree from the University of Maryland Business School.  He is a member of the American Institute of Certified Public Accounts (AICPA), The New York State Society of Certified Public Accounts (NYSSCPA) and The National Society of Accountants (NSA).  Mr. Bernstein currently serves as a director of China Wind Systems, Inc. (OTCBB: CHWY) and Neostem, Inc. (AMEX: NBS)

Wenbing Christopher Wang.  Mr. Wenbing Christopher Wang was appointed as our director on October 28, 2009. Mr. Wang has been President and director of Fushi Copperweld, Inc. (NASDAQ: FSIN) (“Fushi”) since January 21, 2008.  Mr. Wang also served as Fushi’s Chief Financial Officer from December 13, 2005 to August 31, 2009.   Prior to Fushi, Mr. Wang worked for Redwood Capital, Inc., China Century Investment Corporation, Credit Suisse First Boston and VCChina in various capacities.  Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester.  Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine.  Mr. Wang also serves as a director of General Steel Holdings (NYSE: GSI).

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

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available on our website at www.orientpaperinc.com ..

Board Meetings

The board and its committees held the following number of meetings during 2011:

Board of Directors	7
Audit Committee	6
Compensation Committee	2
Nominating Committee	1

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.                Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2011, 2010 and 2009 by each person who served as principal executive officer, principal financial officer, and secretary during 2011.

						Non-Equity
						Incentive
				Stock	Option	Plan
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu, Chairman, CEO	2011	$37,184	-	-	-	-	$37,184
	2010	$35,405	-	-	-	-	$35,405
	2009	$35,083	-	-	-	-	$35,083

Winston C. Yen CFO	2011	$120,000	-	$16,250	-	-	$136,250
	2010	$120,000	-	$37,425	-	-	$157,425
	2009	$38,000	-	$25,375	-	-	$63,375

Dahong Zhou, Secretary	2011	$4,090	-	-	-	-	$4,090
	2010	$3,895	-	-	-	-	$3,895
	2009	$3,508	-	-	-	-	$3,508

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

On April 21, 2010, the Company renewed the Loanout Agreement for a period of one year from the date of renewal and amended the Agreement to include the followings: (i) Mr. Yen’s workload extends from 80 hours per month to 40 hours per week, (ii) effective January 1, 2010, his annual cash compensation was increased to $120,000, and (iii) shares compensation remains 5,000 shares per year, vested quarterly, and is subject to a lock-up period of one year. The Loanout Agreement expired without any written renewal, but the Company and the Lender agreed to continue the terms of the Loanout Agreement until either party terminates the relationship.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009:

						Non-Equity
						Incentive
				Stock	Option	Plan
Name and		Salary	Bonus	Awards	Awards	Compen-	Total
Principal Position	Year	($)	($)	($)	($)	sation($)	($)
Fuzheng Liu Director	2011	$5,949	-	-	-	-	$5,949
	2010	$5,665	-	-	-	-	$5,665
	2009	$4,912	-	-	-	-	$4,912

Drew Bernstein Director	2011	$20,000		$24,375	-	-	$44,375
	2010	$20,000	-	$47,700	-	-	$67,700
	2009	$3,333	-	$37,500	-	-	$40,833

Wenbing Christopher Wang Director	2011	$20,000	-	$13,000	-	-	$33,000
	2010	$20,000	-	$25,440	-	-	$25,440
	2009	$3,333	-	$20,000	-	-	$23,333

Zhaofang Wang Director	2011	$7,747	-	-	-	-	$7,747
	2010	$7,376	-	-	-	-	$7,376
	2009	$1,218	-	-	-	-	$1,218

Xiaodong Lin	2011	$-	-	-	-	-	$-
Former Director	2010	$-	-	-	-	-	$-
	2009	$29,236	-	-	-	-	$29,236

Chen Li	2011	$-	-	-	-	-	$-
Former Director	2010	$-	-	-	-	-	$-
	2009	$4,093	-	-	-	-	$4,093

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

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2011 or options outstanding as of December 31, 2011.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of December 31, 2011.

Amount and Nature of Beneficial Ownership

		Amount and
		Nature of	Percentage of
	Name and Address	Beneficial	Common
Title of Class	of Beneficial Owner	Ownership	Stock

Directors and Executive Officers

	Zhenyong Liu
Common Stock	CEO and Director	5,114,841	27.71%

	Winston C. Yen
Common Stock	CFO (1)	8,750	*

	Dahong Zhou
Common Stock	Secretary	0	0%

	Drew Bernstein
Common Stock	Director (2)	9,375	*

	Fuzeng Liu
Common Stock	Director	0	0%

	Wenbing Christopher Wang
Common Stock	Director (3)	5,000	*

	Zhaofang Wang
Common Stock	Director	0	0%

All Directors and Executive Officers as a Group (7 persons)		5,137,966	27.83%

 *less than 1% of the Company’s issued and outstanding common shares.

(1)	On April 21, 2010, the Company renewed the Loanout Agreement with Winston C. Yen, CPA, a Professional Accountancy Corporation (“Lender”) for the services of Lender’s employee, Winston C. Yen, as Chief Financial Officer, for a period of one year from the date of renewal and amended the Agreement to include the followings: (i) Mr. Yen’s workload extends from 80 hours per month to 40 hours per week, (ii) effective January 1, 2010, his annual cash compensation was increased to $120,000, and (iii) shares compensation remains 5,000 shares per year, vested quarterly, and is subject to a lock-up period of one year.
(2)	Effective October 28, 2009, the Company entered into an appointment letter with Drew Bernstein. Pursuant to the agreement, Mr. Bernstein was appointed our director and shall receive an annual salary of $20,000, payable on a monthly basis. Mr. Bernstein shall also receive 7,500 shares of common stock with piggyback registration rights subordinate to any investors in any past or present private placement of securities.
(3)	Effective October 28, 2009, the Company entered into an appointment letter with Wenbing Christopher Wang. Pursuant to the agreement, Mr. Wang was appointed our director and shall receive an annual salary of $20,000, payable on a monthly basis. Mr. Wang shall also receive 4,000 shares of common stock, which represents $20,000 divided by the closing price of the common stock on October 28, 2009, with piggyback registration rights subordinate to any investors in any past or present private placement of securities.

Item 13.                Certain Relationships and Related Transactions, and Director Independence

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  On July 24, 2008, the term of the loan changed from payable on demand to a period of three years, maturing on July 23, 2011, with no interest bearing.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of December 31, 2011 and 2010, net amount due to Mr. Liu were $2,299,311 and $2,209,068, respectively.

On December 31, 2009, a new loan agreement was entered into between Mr. Liu and HBOP to replace the prior loan agreement. Under the new agreement, the loan of Mr. Liu is interest bearing and the interest rate is determined by reference to the People's Bank of China, which was 5.85% per annum as of December 31, 2010.   The term is for 3 years and starts from January 1, 2010.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed bear interest with reference to the borrowing rate offered by the People's Bank of China and are due on July 31 and August 4, 2011, respectively.  As of December 31, 2010, the total loan amount payable was $2,041,804 to HBOP.  The Company paid off the loan balance to both directors of HBOP by August 4, 2011. The interest rate for the year ended December 31, 2011 and 2010 was 5.85% and 5.85% per annum, respectively.

On February 5, 2010, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand interest free, and Company repaid the entire balance on April 14, 2010.

On November 30, 2011, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on January 4, 2012.

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

Item 14.                Principal Accountant Fees and Services

Audit Fees

We incurred approximately $247,893 for professional services rendered by our registered independent public accounting firm of BDO China for the integrated audit of the Company for 2011. Further, in 2011, we incurred approximately $254,104 for the quarterly reviews and re-audit of 2008 by BDO Limited. In 2010, we incurred approximately $263,674 for the quarterly reviews and the integrated audit of the Company by BDO Limited.

Audit-Related Fees

Orient Paper incurred a $22,000 fee payable to BDO Limited for their issuance of a comfort letter in connection with the public offering closed on March 31, 2010. No such fees incurred in 2011.

Tax Fees

Orient Paper incurred approximately nil in fees to ACCellence, LLP, which is controlled by the Company’s chief financial officer, for tax compliance or tax consulting services during the year ended December 31, 2011.

All Other Fees

Orient Paper did not incur any fees from its registered independent public accounting firm for services rendered to Orient Paper, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal year ended December 31, 2011.

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

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for year 2011, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15.                Exhibits , Financial Statements Schedules

Exhibit
No.	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation.(2)
3.3	Bylaws.(1)
3.4	Specimen of Common Stock certificate.(1)
10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui County Dayin Township Wuji Village Committee and Party Branch. (3)
10.2	Land Use Rights Certificate, dated March 10, 2003. (3)
10.3	Loan Agreement, dated January 21, 2009, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited. (4)
10.4	Short Term Credit Facility Extension Agreement, dated January 23, 2009, by and between United Commercial Bank (China) Limited and Hebei Baoding Orient Paper Milling Company Limited.(4)
10.5	Short-Term Loan Deferred Payment Agreement dated August 20, 2009, by and between United Commercial Bank (China) Limited and Orient Paper, Inc.(5)
10.6	Purchase and Sale Agreement, dated June 24, 2009, by and among Orient Paper, Inc., XushuiDongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP.(6)
10.7	Escrow Agreement, dated June 24, 2009, by and among Orient Paper, Inc., XushuiDongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP, and Sichenzia Ross Friedman Ference LLP, as escrow agent (6)
10.8	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between HBOP and Baoding Shengde.(6)
10.9	Proxy Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.10	Loan Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.11	Call Option Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.12	Share Pledge Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.13	Termination of Loan Agreement, dated February 10, 2010, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(7)
10.14	Call Option Agreement Amendment, dated February 10, 2010, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(7)
10.15	Share Pledge Agreement Amendment, dated February 10, 2010, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(7)
10.16	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”).(8)
10.17	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”).(8)
10.18	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent.(8)
10.19	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009.(8)
10.20	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009.(8)
10.21	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and HebeiShuangxing Paper Co., Ltd.(9)
10.22	Debt Assignment and Assumption Agreement, dated August 31, 2009, by and among the Company, Zhenyong Liu and the HBOP.

10.23	Loan Agreement, dated January 21, 2009, for a loan of RMB13,000,000, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited.(10)
10.24	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between Orient Paper, Inc. and Roth Capital Partners, LLC.(11)
10.25	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Orient Paper Milling Company Limited for the purchase of a series of paper machineries and equipments.(12)
10.26	Amendment to Loanout Agreement by and between Orient Paper, Inc. and Winston C. Yen.(13)
16.1	Letter of Davis Accounting Group P.C. to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-B.(14)
21.1	Lists of Subsidiaries (15)
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
23.3	Report of Independent Registered Public Accounting Firm.
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006.
(2)	Incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007.
(3)	Incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010.
(4)	Incorporated by reference to the exhibit to our amended Quarterly Report for the quarter ended March 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010.
(5)	Incorporated by reference to the exhibit to our amended Quarterly Report for the quarter ended September 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010
(6)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009.
(7)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010.
(8)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009.
(9)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009.
(10)	Incorporated by reference to the exhibit to our Quarterly Report on Form 10-Q/A filed with the SEC on February 1, 2010.
(11)	Incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010.
(12)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010.
(13)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 21, 2010.
(14)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 1, 2009.
(15)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2012

ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 15, 2012
Zhenyong Liu

/s/ Winston C. Yen	Chief Financial Officer (principal financial and accounting officer)	March 15, 2012
Winston C. Yen

/s/ Fuzeng Liu	Director	March 15, 2012
Fuzeng Liu

/s/ Drew Bernstein	Director	March 15, 2012
Drew Bernstein

/s/ Wenbing Christopher Wang	Director	March 15, 2012
Wenbing Christopher Wang

/s/ Zhaofang Wang	Director	March 15, 2012
Zhaofang Wang

