Form 10-Q
period 2012-03-31
Orient Paper Inc.
filed 2012-05-10
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-34577

ORIENT PAPER, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4158835
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

Science Park, Juli Rd, Xushui County, Baoding City

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,459,775 shares of common stock, $.001 par value, were outstanding as of May 9, 2012.

PART I – FINANCIAL INFORMATION

Item 1         Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$5,626,620	$4,165,446
Accounts receivable (net of allowance for doubtful accounts of $73,491 and $76,752 as of March 31, 2012 and December 31, 2011, respectively)	3,748,005	3,820,696
Inventories	7,897,958	10,007,928
Prepayments and other current assets	4,648,076	5,071,215

Total current assets	21,920,659	23,065,285

Prepayment on property, plant and equipment	7,280,209	7,241,472

Property, plant, and equipment, net	120,667,946	114,651,107

Total Assets	$149,868,814	$144,957,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$2,769,645	$2,833,619
Loan from related parties	2,311,611	2,499,312
Accounts payable	99,397	2,766,554
Accrued payroll and employee benefits	260,000	308,290
Other payables and accrued liabilities	2,003,114	1,589,541
Income taxes payable	3,449,060	1,744,253

Total current liabilities	10,892,827	11,741,569

Loans from credit union	5,721,295	5,690,852

Total liabilities	16,614,122	17,432,421

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,459,775 and 18,350,191 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	18,460	18,350
Additional paid-in capital	46,135,975	45,758,020
Statutory earnings reserve	5,863,442	5,863,442
Accumulated other comprehensive income	12,112,060	11,442,567
Retained earnings	69,124,755	64,443,064

Total stockholders' equity	133,254,692	127,525,443

Total Liabilities and Stockholders' Equity	$149,868,814	$144,957,864

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$34,408,999	$33,225,219

Cost of sales	(26,655,827)	(25,453,511)

Gross Profit	7,753,172	7,771,708

Selling, general and administrative expenses	(1,044,672)	(860,286)
Loss from disposal of property, plant and equipment	-	(68,561)

Income from Operations	6,708,500	6,842,861

Other Income (Expense):
Interest income	4,716	11,146
Interest expense	(204,874)	(130,066)

Income before Income Taxes	6,508,342	6,723,941

Provision for Income Taxes	(1,826,651)	(1,871,017)

Net Income	4,681,691	4,852,924

Other Comprehensive Income:
Foreign currency translation adjustment	669,493	663,498

Total Comprehensive Income	$5,351,184	$5,516,422

Earnings Per Share:

Basic and Fully Diluted Earnings per Share	$0.25	$0.26

Weighted Average Number of Shares
Outstanding – Basic and Fully Diluted	18,447,733	18,346,722

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities:
Net income	$4,681,691	$4,852,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,959,302	1,084,944
Loss from disposition of property, plant and equipment	-	68,561
(Recovery from)/allowance for bad debts	(3,677)	24,398
Stock-based expense for service received	378,065	30,369
Changes in operating assets and liabilities:
Accounts and notes receivable	96,949	(910,294)
Prepayments and other current assets	450,454	(4,619)
Inventories	2,166,832	1,993,995
Accounts payable	(2,686,080)	384,203
Accrued payroll and employee benefits	(49,556)	704
Other payables and accrued liabilities	656,543	(545,567)
Income taxes payable	1,698,083	1,611,172
Net Cash Provided by Operating Activities	9,348,606	8,590,790

Cash Flows from Investing Activities:
Prepayment/deposit for purchase of property, plant and equipment	(2,452,130)	-
Purchases of property, plant and equipment	(5,169,530)	(5,843,476)
Proceeds from disposal of property, plant and equipment	-	736
Net Cash Used in Investing Activities	(7,621,660)	(5,842,740)

Cash Flows from Financing Activities:
Repayment of related party loans	(200,000)	-
Proceeds from bank loans	1,981,359	1,494,825
Repayments of bank loans	(2,060,614)	(3,988,223)
Net Cash Used in Financing Activities	(279,255)	(2,493,398)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13,483	75,234

Net Increase in Cash and Cash Equivalents	1,461,174	329,886

Cash and Cash Equivalents - Beginning of Period	4,165,446	11,348,108

Cash and Cash Equivalents - End of Period	$5,626,620	$11,677,994

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$171,015	$187,538
Cash paid for income taxes	$128,568	$259,845

Supplemental Disclosure of significant non-cash transactions:
Disposal of property, plant and equipment in lieu of payment for construction cost of a new plant	-	243,479
Issuance of warrants for consultancy services	-	79,521
Issuance of 109,584 shares of common stock to directors and officers	378,065	-

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

Orient Paper has no direct equity interest in HBOP. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s activities that most significantly affect its economic performance, resulting in HBOP being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from HBOP for the quarter ended March 31, 2012 and 2011 were 95.4% and 93.5%, respectively. HBOP also accounted for 69.6% and 68.2% of the total assets of the Company as at March 31, 2012 and December 31, 2011, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2012 and December 31, 2011, details of the Company’s subsidiaries and variable interest entities are as follows:

		Place of
	Date of Incorporation	Incorporation or	Percentage of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity:
HBOP	March 10, 1996	PRC	Control *	Paper Production and distribution

* HBOP is treated as a 100% controlled variable interest entity of the Company

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 of Orient Paper, Inc. a Nevada corporation, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “Orient Paper”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any future period.

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of offset printing paper and corrugating medium paper. Inventories consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Raw Materials
Recycled paper board	$4,018,776	$5,645,449
Pulp	13,791	13,718
Recycled printed paper	513,264	589,165
Recycled white scrap paper	1,558,462	1,918,545
Coal	508,049	661,891
Base paper and other raw materials	300,720	149,306
	6,913,062	8,978,074
Finished Goods	984,896	1,029,854
Totals	$7,897,958	$10,007,928

(4) Prepayment and other current assets

Prepayment and other current assets consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Prepaid annual fees	$27,500	$18,125
Recoverable VAT	4,320,321	4,776,962
Prepaid insurance	-	61,357
Prepayment for purchase of materials	295,480	206,930
Others	4,775	7,841
	$4,648,076	$5,071,215

(5) Prepayment on property, plant and equipment

As of March 31, 2012 and December 31, 2011, prepayment on property, plant and equipment consisted of $7,280,209 and $7,241,472, respectively in respect of prepaid land use right.

(6) Property, plant and equipment

As of March 31, 2012 and December 31, 2011, property, plant and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Property, Plant, and Equipment:
Land use rights	$2,371,481	$2,358,862
Building and improvements	20,386,902	11,145,342
Machinery and equipment	121,412,865	122,844,563
Vehicles	400,893	233,217
Construction in progress	2,448,366	2,335,579
	147,020,507	138,917,563
Less accumulated depreciation and amortization	(26,352,561)	(24,266,456)
Property, Plant and Equipment, net	$120,667,946	$114,651,107

Land use right represents state-owned land located in Baoding, Hebei province in China with lease terms of 50 years expiring in 2053.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for the staff dormitory and canteen under construction.

Property, plant and equipment with net values of $10,352,907 and $10,646,244 have been pledged for long-term loans from credit union of HBOP as of March 31, 2012 and December 31, 2011, respectively. Depreciation and amortization of property, plant and equipment was $1,959,302 and $1,084,944 for the quarter ended March 31, 2012 and 2011, respectively.

(7) Loans Payable

Short-term bank loans

		March 31, 2012	December 31, 2011
Industrial & Commercial Bank of China	(a)	$-	$2,046,503
Industrial & Commercial Bank of China	(b)	791,327	787,116
Industrial & Commercial Bank of China	(c)	1,978,318	-
Total short-term bank loans		$2,769,645	$2,833,619

(a)	On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $2,046,503 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on February 27, 2012 and carried an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The Company paid off the balance of the factoring facility on February 24, 2012.

(b)	On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $791,327 as of March 31, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on August 15, 2012 and carries an interest rate of 8.528% per annum.

(c)	On March 13, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,978,318 as of March 31, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility will expire on January 4, 2013 and carried an interest rate of 8.856% per annum as of March 31, 2012, or 3.5% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

As of March 31, 2012 and December 31, 2011, short-term borrowings were $2,769,645 and $2,833,619, respectively. No unsecured bank loans. The factoring facility was secured by the Company’s accounts receivable in the amount of $3,974,879 and $3,956,948 as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the three months ended March 31, 2012 and 2011 were approximately 7.49% and 5.42%, respectively.

Long-term loans from credit union

As of March 31, 2012 and December 31, 2011, loan payable to Rural Credit Union of Xushui County (formerly Rural Credit Cooperative of Xushui County) amounted to $5,721,295 and $5,690,852. On March 31, 2011, the Company entered into a three-year term loan agreement with the Rural Credit Union of Xushui County for an amount that is $1,558,915 as of March 31, 2012 and $1,550,619 as of December 31, 2011. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011, the Company entered into a new term loan agreement with the Xushui County Rural Credit Union for an amount that is $4,162,380 as of March 31, 2012 and $4,140,233 as of December 31, 2011. The new loan is secured by its manufacturing equipment of $10,352,907 and $10,646,244 as of March 31, 2012 and December 31, 2011, respectively and will mature on June 9, 2013. Interest payment is due quarterly and bears the rate of 0.72% per month.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2012 and 2011 were $171,015 and $67,686, respectively.

Future maturities of short term and long term loans payable were as follows as of March 31, 2012:

March 31,	Amount
2013	$2,769,645
2014	5,721,295
$8,490,940

(8) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of March 31, 2012 and December 31, 2011, net amount due to Mr. Liu were $2,311,611 and $2,299,312, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum, respectively as of March 31, 2012 and December 31, 2011.  The term is for 3 years and starts from January 1, 2010 and is due December 31, 2012.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes. The amounts owed bore interest equals the rate established by the People’s Bank of China and are due on July 31 and August 4, 2011, respectively. The Company paid off the loan balance to both directors of HBOP by August 4, 2011. The interest rate was 5.85% per annum before the payoff in year 2011.

The interest expenses incurred for above related party loans are $33,859 and $62,380 for the three months ended March 31, 2012 and 2011.

On November 30, 2011, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on January 4, 2012.

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2012	2011
Accrued electricity	$329,306	$314,598
Accrued professional fees	48,000	58,000
Value-added tax payable	626,620	-
Accrued interest	304,266	269,019
Payable for purchase of equipment	625,390	936,908
Others	69,532	11,016
Totals	$2,003,114	$1,589,541

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Common Stock

Issuance of common stock pursuant to the 2011 Incentive Stock Plan

On January 12, 2012, the Company issued shares of 109,584 out of the 2011 Incentive Stock Plan of Orient Paper Inc. (the “2011 ISP”) to certain of its directors and officers when the stock was at $3.45 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $378,065 as of the date of issuance. The 2011 ISP was approved by the shareholders of the Company in August 2011 and sets aside 375,000 shares of the Company’s common stock for the purpose of compensating services provided by the employees, directors and other service providers. See Note (13), Stock Incentive Plan, for more details of the 2011 ISP.

(11) Earnings Per Share

For the three months ended March 31, 2012 and 2011, basic and diluted net income per share are calculated as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic income per share
Net Income for the period – numerator	$4,681,691	$4,852,924
Weighted average common stock outstanding – denominator	18,447,733	18,346,722
Net income per share	$0.25	$0.26

Diluted income per share
Net Income for the period – numerator	$4,681,691	$4,852,924
Weighted average common stock outstanding - denominator	18,447,733	18,346,722
Effect of dilution	-	-
Warrant	-	-
Weighted average common stock outstanding - denominator	18,447,733	18,346,722
Diluted income per share	$0.25	$0.26

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

The provision for income taxes for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Provision for Income Taxes
Current Tax Provision – PRC	$1,826,651	$1,871,017

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2012 and 2011, the effective income tax rate was estimated by the Company to be 28.1% and 27.8%, respectively.

The Company has adopted ASC Topic 740-10-05, Income Taxes, related to uncertain income tax positions. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2012 and December 31, 2011, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three months ended March 31, 2012 and 2011, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(13) Stock Incentive Plan

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 Incentive Stock Plan (the “2011 ISP”) as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2011 ISP's administration. No stock or option was issued under the 2011 ISP until January 12, 2012, when the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company.

(14) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,992(RMB 120,000).  This operating lease is renewable at the end of the 30-year term. The rental expenses for the three months ended March 31, 2012 and 2011 were $ 4,755 and $4,553, respectively.

Future minimum lease payments are as follows:

March 31,	Amount
2013	$18,992
2014	18,992
2015	18,992
2016	18,992
2017	18,992
Thereafter	280,130
Total operating lease payments	$375,090

Capital commitment

The Company has signed several contracts for constructing staff hostel and purchase of equipment. The outstanding commitments are $4,069,003 and $4,860,965 as of March 31, 2012 and December 31, 2011.  The Company expects to pay off all the balances by the end of 2012.

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the two reportable segments for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31, 2012
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$32,832,860	$1,576,139	$-	$-	$34,408,999
Gross Profit	7,348,894	404,278	-	-	7,753,172
Depreciation and amortization	1,722,300	237,002	-	-	1,959,302
Interest income	2,686	1,994	36	-	4,716
Interest expense	204,874	-	-	-	204,874
Income tax expense	1,732,811	93,840	-	-	1,826,651
Net Income (Loss)	4,892,129	279,754	(479,097)	(11,095)	4,681,691
Total Assets	113,624,700	45,878,586	28,456	(9,662,928)	149,868,814

	Three Months Ended March 31, 2011
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$31,067,920	$2,157,299	$-	$-	$33,225,219
Gross Profit	6,979,613	792,095	-	-	7,771,708
Depreciation and amortization	860,536	224,408	-	-	1,084,944
Interest income	2,668	8,435	43	-	11,146
Interest expense	130,066	-	-	-	130,066
Income tax expense	1,678,309	192,708	-	-	1,871,017
Net Income (Loss)	4,864,842	586,558	(598,476)	-	4,852,924

	Year Ended December 31, 2011
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Total Assets	$111,305,277	$46,180,744	$224,868	$(12,753,025)	$144,957,864

(16) Concentration of Major Suppliers

For the three months ended March 31, 2012, the Company had two major suppliers which primarily accounted for 75% and 15% of the total purchases.

For the three months ended March 31, 2011, the Company had two major suppliers accounted for 59% and 15% of the total purchases.

(17) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2012 and December 31, 2011, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(19) Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. The Company’s adoption of ASU 2011-11 is not expected to have material impact on its consolidated financial statements.

Item 2           Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2012 and 2011 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper for the three months ended March 31, 2012 was $32,832,860, an increase of $1,764,941 or 5.68% from $31,067,919 for the comparable period in 2011. Total paper sold during the three months ended March 31, 2012 amounted to 63,222 tonnes, an increase of 12,379 tonnes or 24.35% from 50,843 tonnes sold in the comparable period in 2011. Starting December 2011, we produce and sell corrugating medium paper from a new paper production line with a designed capacity of 360,000 tonnes/year. The new production line contributed 26,978 tonnes of corrugating medium paper to our total production, or $11,330,214 in gross revenue, during the three months ended March 31, 2012 and provided a significant source of growth for our operations. However, the Company temporarily discontinued the trading of purchased offset printing paper finished goods, as it had been conducting since the third quarter of 2010, in January 2012 because of downward pricing pressure which squeezed the profit margin of the trading activities. The loss of sales revenue from the trading activities partially offset the growth in corrugating medium paper during the first quarter. The changes in revenue dollar amount and in tonnage for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended		Three Months Ended		Changes in		Percentage
	March 31, 2012		March 31, 2011				Changes
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Corrugating medium Paper	45,391	$19,063,302	22,152	$8,522,771	23,239	$10,540,531	104.91%	123.67%
Offset printing Paper	17,831	13,769,558	28,691	22,545,148	(10,860)	(8,775,590)	(37.85)%	(38.92)%

Total Corrugating Medium and Offset Printing Paper Sales Revenue	63,222	$32,832,860	50,843	$31,067,919	12,379	$1,764,941	24.35%	5.68%

Average Selling Prices (“ASPs”) for our main products for the three months ended March 31, 2012 and 2011 are summarized as follows:

		Corrugating
		Medium Paper
	Offset ASP	ASP
Three months ended March 31, 2011	$786	$385
Three months ended March 31, 2012	$772	$420
Increase(decrease) from comparable period in the previous year	$(14)	$35
Increase(decrease) as a percentage	(1.78)%	$9.09%

Revenue from corrugating medium paper amounted to $19,063,302 (or 58.06% of total offset printing paper and corrugating medium paper revenue) for the three months ended March 31, 2012, representing a $10,540,531 (or 123.67%) increase over the corrugating medium paper revenue of $8,522,711 for the comparable period in 2011. We sold 45,391 tonnes of corrugating medium paper in the three months ended March 31, 2012, representing a 23,239 tonnes (or 104.91%) increase compared with 22,152 tonnes sold in the comparable period in 2011. Within the total corrugating medium paper sold in the three months ended March 31, 2012, 26,978 tonnes were produced from the new production line that we launched in December 2011, compared with nil sold in the comparable period in 2011. ASP for corrugating medium paper rose from $385/tonne in the three months ended March 31, 2011 to $420/tonne in the three months ended March 31, 2012, representing a 9.09% increase over the comparable period.  We believe the increase in ASP is primarily attributable to (1) increasing customer demand, and more importantly (2) a regional shortage in paper products supply, caused by mandatory closures of smaller paper manufacturers under government mandates in 2010 and for the most part of 2011.  For example, the provincial government of Hebei announced on June 12, 2010 that it was working on closing 64 inefficient paper production lines with 26 local paper mills by the end of the year 2010, accounting for an elimination of annual capacity of approximately 400,000 tonnes in 2010, while the neighboring province of Henan announced that it was closing more than 100 local paper mills with an aggregate capacity of over 2 million tons of paper production. The Ministry of Industry and Information Technology of the People’s Republic of China announced on July 11, 2011 that 8.2 million tons of outdated paper milling capacities located in 599 paper companies across China will be forced to close down in the year 2011 (the “2011 Mandatory Closure”). Of all of the paper mills affected by the 2011 Mandatory Closure, 82 companies with total capacities of 1.07 million tons (or 13% of total closure) are located in the province of Hebei, where many of the old paper mills only have capacities under 50,000 tons. Our neighboring province of Henan saw 1.84 million tonnes capacities (or 22% of total 2011 closure), owned by 84 companies, eliminated before the end of 2011.  Many industry commentators believe that the 2011 Mandatory Closure impacted mostly packaging paper, printing paper and household paper supplies in China in 2011 and has driven up selling prices of these products during the second half of 2011 and for most part of year 2011. However, as of March 31, 2012, we expect the ASPs for our corrugating medium paper to remain stabilized.

We started the new 360,000 tonnes/year facility in December 2011. Production quantities for December 2011 and January through March 2012 are 6,571 tonnes, 7,491 tonnes, 5,401 tonnes and 14,085 tonnes, respectively. We estimate that annual production quantity from the new production line would be approximately 150,000 tonnes.

Revenue from offset printing paper amounted to $13,769,558 (or 41.94% of total offset printing paper and corrugating medium paper revenue) for the three months ended March 31, 2012, which represents an $8,775,590 (or 38.92%) decrease over the offset printing paper revenue of $22,545,148 for the comparable period in 2011.  We sold 17,831 tonnes of offset printing paper in the three months ended March 31, 2012 compared to 28,691 tonnes of offset printing paper in the comparable period in year 2011, a decrease of 10,860 tonnes or 37.85%.  ASP for our offset printing paper decreased from $786/tonne in the first quarter of year 2011 to $772/tonne in the comparable period in 2012, representing a decrease of 1.78%. However, the year-over-year decrease in our offset printing paper ASP in the first quarter would be 6.14% if denominated in the functional currency RMB and calculated exclusive of any currency translation difference. Because of shrinking gross profit margin of the trading activities due to the decrease in offset printing paper ASP, we decided to temporary suspend offset printing paper trading after January 2012. Gross revenue from trading of offset printing paper finished goods is $121,619 for the three months ended March 31, 2012, which represents a decrease of $6,458,502 (or 98.15%) over the $6,580,121 for the comparable period in 2011. Only 157 tonnes of offset printing paper that we purchased from third party suppliers were sold for the three months ended March 31, 2012, compared to 8,390 tonnes sold in the same period in 2011. We have not resumed the trading business as of May 1, 2012, but may start the trading activities again if ASP of offset printing paper improves in the future.

The following is a chart showing the month-by-month ASPs (except for the ASPs of the digital photo paper) for the 15 months ended March 31, 2012:

Monthly sales revenue, including revenue from the sales of purchased paper finished goods and excluding revenue of digital photo paper, for the 15 months ended March 31, 2012, are summarized below. Monthly sales in February of 2012 and 2011 were seasonably lower because of the extended Chinese New Year holiday breaks.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $1,576,139 (or 4.58% of total consolidated revenue) for the three months ended March 31, 2012, compared with $2,157,300 (or 6.49% of total consolidated revenue) for the three months ended March 31, 2011. Because of a prolonged maintenance break before the Chinese New Year in January 2012, and a temporary slowdown of customer demands in the holiday period, production in the month of January 2012 was substantially lower than normal level. Other than the minor concern over a slowdown of Chinese photo paper export, which may affect the domestic market dynamics, we believe that the fundamentals of our digital photo paper market will remain stable and that production quantity in the second quarter of 2012 should return to normal level.

	Three months Ended		Three months Ended				Percentage
Sales	March 31, 2012		March 31, 2011		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Digital Photo Paper	398	$1,576,139	527	$2,157,300	(129)	$(581,161)	(24.48)%	(26.94)%

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2).  Our ASP of digital photo paper has been relatively steady since the third quarter of year 2011. Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 15 months from January 2011 to March 31, 2012 are summarized as follows:

20

Cost of Sales

Total cost of sales for corrugating medium and offset printing paper for the three months ended March 31, 2012 was $25,483,966, an increase of $1,395,659 or 5.79% from $24,088,307 for the comparable period in 2011.  The slight increase in total cost of sales in the three months ended March 31, 2012 is primarily due to the net increase in sales volume over the same period in 2011. As explained above, total sales revenue (excluding revenue from sales of digital photo paper) grew from $31,067,919 in the first quarter of 2011 to $32,832,860 in the comparable period in year 2012, representing a 5.68% year-over-year increase. During the current quarter ended March 31, 2012, major raw material costs for our corrugating medium and offset printing paper remained relatively lower as opposed to most part of year 2011. Monthly average purchase costs of our major raw materials for the 15 months period from January 2011 to March 2012 are as follows:

Costs for all types of raw materials in the 15-month period ended March 31, 2012 have been generally stable since November 2011, when a major downward waste paper pricing adjustment occurred. For example, our weighted-average unit purchase cost (net of applicable Value Added Tax) of recycled paper board, recycled white scrap paper, and recycled printed paper in the three months ended March 2012 were $188/tonne, $389/tonne, and $298/tonne, respectively, which represent year-over-year increases of 5.48%, negative 3.65%, and 7.16% as compared to what we paid per unit for these raw materials in the same period a year ago.  Our production takes advantage entirely of domestic recycled paper (produced mainly from the Beijing-Tianjin metropolitan area, where 40% of publishing companies are located) and do not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper, it appears that demand for domestic paper in 2012 is slightly weaker than most of the year of 2011. Depending on the regional economic outlook for the rest of year 2012, we believe that the future waste paper raw material costs will be stable or slightly recovering.

Electricity and coal are the two main energy sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal accounted for approximately 9.98% and 11.63% of our total cost of sales, or approximately 7.74% and 9.03% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales of our main paper products for the 15 months ended March 31, 2012 are summarized as follows:

Total cost of sales of digital photo paper amounted to $1,171,861 for the three months ended March 31, 2012, representing a decrease of $193,343, or 14.16%, over the cost of sales of $1,365,204 in the comparable period in year 2011.  The decrease is primarily due to the decrease in sales volume explained above.

Gross Profit

Gross profit for corrugating medium paper and offset printing paper for the three months ended March 31, 2012 was $7,348,894, a net increase of $369,282 or 5.29% from $6,979,612 for the comparable period in 2011. The net increase in gross profit of our two major products was primarily attributable to a 5.68% increase in total sales revenue, as well as a 5.79% increase in total cost of sales during the quarter ended March 31, 2012 as opposed to the comparable period in the previous year, as explained above. We generated only $8,258 of gross profit from sales of offset printing paper purchased under the four offset printing paper supply agreements with paper manufacturers in Hebei Province and the neighboring Shandong province in August 2010 during the three months ended March 31, 2012, versus $392,784 for the same period in year 2011.

The overall gross profit margin for corrugating medium paper and offset printing paper for the three months ended March 31, 2012 decreased slightly by 0.09%, from 22.47% a year ago to 22.38%.

Gross profit margin for the corrugating medium paper for the three months ended March 31, 2012 was 25.42%, compared to 31.02% for the comparable period a year ago despite a year-over-year increase in product ASP of 9.09%. In the first quarter of 2012 we produced 26,978 tons of corrugating medium paper from the newly installed 360,000 tonnes/year production line, at approximately 30% of annualized design capacity of the new production line. We believe the gross profit margin realized in the run-in period of the new line will continue to be lower than that of the other production line, at least before the run rate is raised to approximately 60% of the design capacity.

Gross profit margin for the offset printing paper sold was 18.17% for the quarter ended March 31, 2012, compared to 19.23% for the comparable period a year ago. Gross profit margins for the purchased finished good of offset printing paper during the three months ended March 31, 2012 and 2011 were 6.79% and 5.97%, respectively, and were substantially lower than the gross profit margin of offset printing paper that was manufactured internally. Absent other changes, the discontinuance of the trading of purchased finished goods would have an effect of elevating our gross profit margin of total offset printing paper. However, because of the 6.14% decrease in offset printing paper’s year-over-year ASP (measured in our functional currency Chinese RMB and exclusive of any currency translation adjustment) in the first quarter of year 2012, gross profit margin of offset printing paper manufactured internally decreased 6.35% from 24.62% in the first three months ended March 31, 2011 to 18.27% in the comparable period in year 2012.

Monthly Gross Profit Margins on the sales of our corrugating medium and offset printing paper for the 15-month period ending March 31, 2012 are as follows:

Gross profit from the sales of digital photo paper for the three months ended March 31, 2012 amounted to $404,278, or 25.65% as a percentage of total digital photo paper sales, compared to gross profit of $792,095 and gross profit margin of 36.72% for the same period in the previous year.  The decline of gross profit margin for the three months ended March 31, 2012 is a result of both lower production quantity (and in terms of quantity sold, 24.48% less than the same period in 2011) and a lower ASP (3.26% lower than the ASP in the previous year). We expect that digital photo paper ASP will recover slightly during the second quarter of 2012 and our production and gross profit margin should return to normal level.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $1,044,672, an increase of $184,386 or 21.43% from $860,286 for the comparable period in 2011.  The increase was primarily attributable to the fair value of approximately 109,584 shares of common stock issued to certain of our directors and officers in January 2012 to compensate their services in the past years. The $378,065 share compensation was recorded as a one-time compensation expense during the first quarter of 2012. For the three months ended March 31, 2012, the expenses incurred or accrued for legal and accounting/auditing fees amounted to $54,909 and $253,945, respectively as compared to $201,916 and $263,882, respectively, during the three months ended March 31, 2011. The increased expense from the 2012 share compensation offset the decrease in legal expense, accounting/auditing fees and other various expenses in the first quarter 2012 when compared with the same period a year ago, resulted in the increase of $184,386.

Income from Operations

Operating income for the three months ended March 31, 2012 was $6,708,500, a decrease of $134,361 or 1.96% from $6,842,861 for the comparable period in 2011. In addition to the changes in gross profit and selling, general and administrative expenses as explained above, the difference was also caused by a $68,561 loss from disposal of one vehicle and other plant equipments in the three months ended March 31, 2011. There was no gain or loss from disposal of any business property in the first quarter of year 2012.

Accounts Receivable

Net accounts receivable was $3,748,005 as of March 31, 2012, a slight decrease of $72,691 or 1.90% compared to $3,820,696 as of December 31, 2011.  It represents a decrease of $698,101, or 22.89% over the March 31, 2011 balance in the amount of $3,049,904. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory of $7,897,958 consists of raw materials (accounting for 87.53% of total value of ending inventory as of March 31, 2012) and finished goods. As of March 31, 2012, the recorded value of our inventory had decreased by $2,109,970, or 21.08%, from $10,007,928 as of December 31, 2011. The largest change came from the inventory item of recycled paperboard, which is the main raw material for the production of our corrugating medium paper and was stated at $4,018,776 as of March 31, 2012. The balance of recycled paperboard at March 31, 2012 was lower than the balance at December 31, 2011 by $1,626,673 but higher than the balance a year ago on March 31, 2011 by $1,217,743. Because of limited space of our raw material stocking ground, we have to make more frequent purchase orders of raw materials from our suppliers as the production of the new corrugating medium paper line ramps up. In March 2012 we made a purchase of recycled paper board approximately every six days, as opposed to approximately every 10 days before year 2011, to keep up with the production of the new 360,000 tonnes/year corrugating medium paper production line. The frequency changes for purchasing of recycled paper board lowered the inventory levels we kept in the prior years.

We decreased the amount of coal stored on hand to $508,049 as of March 31, 2012, as compared to the stock of coal for a total amount of $661,891 as of December 31, 2011. The average price per tonne that we paid for coal in the month of March 2012 was approximately $115/tonne and was lower compared with approximately $125/tonne in December 2011. A summary of changes in major inventory items is as follows:

	March 31, 2012	December 31, 2011	$ Change	% Change
Raw Materials
Recycled paper board	$4,018,776	$5,645,449	$(1,626,673)	-28.81%
Pulp	13,791	13,718	73	0.53%
Recycled printed paper	513,264	589,165	(75,901)	-12.88%
Recycled white scrap paper	1,558,462	1,918,545	(360,083)	-18.77%
Coal	508,049	661,891	(153,842)	-23.24%
Digital photo base paper and other raw materials	300,720	149,306	151,414	101.41%
Total Raw Materials	6,913,062	8,978,074	(2,065,012)	-23.00%

Finished Goods	984,896	1,029,854	(44,958)	-4.37%
Totals	$7,897,958	$10,007,928	$(2,109,970)	-21.08%

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $99,397 as of March 31, 2012, a decrease of $2,667,157 or 96.41% from $2,766,554 as of December 31, 2011. All accounts payable as of March 31, 2012 and December 31, 2011 were within the normal payment terms of our suppliers. We made approximately $4,985,200 of accounts payable payments for purchases of raw materials and production supplies to six different vendors in the last three business days of March 2012.

Liquidity and Capital Resources

Overview

As of March 31, 2012 we had net working capital of $11,027,832, a decrease of $295,884 over net working capital of $11,323,716 at December 31, 2011.

 The Company finances its daily operations mainly by cash flows generated from its business operations and loans from banking institutions and major shareholders. Major capital expenditures in the year of 2011 and the first quarter of 2012 were primarily financed by cash flows generated from business operations. As of March 31, 2012 we had approximately $4,069,003 in capital expenditure commitments that were mainly related to the remaining unbilled construction cost of a new corrugating medium paper production line, a new power substation, a new 75-tonne boiler and related facilities, and new employee dormitories and will be satisfied by payment of cash within the next 12 months.  In addition to the binding contracts that we have entered into, we are considering capital expenditure plans with estimated costs of up to $5 million in the year of 2012 and $10 million in the year of 2013. These plans include building additional offices, cafeteria, and production line worker living quarters over the land across the street that we have recently acquired (see below), and eventually building new production line of tissue paper that has the capacity of producing up to 20,000 tons of tissue paper per year, if we are able to acquire additional adjacent space to carry out the tissue paper expansion plan.

Since the spring of 2010 we have been trying to acquire approximately 667,000 square meters of land that is right across the street from our current facilities and is already approved by the government for our capacity expansion plan. However, since the acquisition process started we have met significant opposition by some local residents over the price that we offered for their land. We have finally completed on April 13, 2012 a partial closing on some 58,566 square meters of land with street frontage with local residents and secured all land use right permits. For the 58,566 square meters, we were refunded approximately $3.1 million of the purchase price on April 2, 2012 from the $7.3 million security deposit that we had paid as of March 31, 2012. Subsequently, we paid another $3.3 million in various compensation, taxes and recording fees to the sellers and the government to close out the acquisition on April 13, 2012. The area we acquired as of April 13, 2012 is not large enough to build major tissue paper production facilities, as we originally planned. However, because we have run out of space to house new employees and management hired since the construction of the 360,000 tonnes per year corrugating medium paper line, we plan to first build new offices and employee living quarters on the 58,566 square meters new land across the street. We estimate that the construction of these buildings may take up one third of the space of the new land. We will carefully evaluate the use of the rest of the new land, including making every effort to acquire more adjacent land in the rest of this year and in 2013 to allow the construction of new tissue paper plant.

The Company currently does not have any plan for equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2012 was $5,626,620, an increase of $1,461,174 from $4,165,446 as of December 31, 2011.   The increase in year 2012 was primarily attributable to a number of factors, including the following:

i.  Net cash provided by operating activities

Net cash provided by operating activities was $9,348,606 for the three months ended March 31, 2012, representing an increase of $757,816 or 8.82% from $8,590,790 for the comparable period in 2011.  The net income for the three months ended March 31, 2012 in the amount of $4,681,691 represented a decrease of $171,233 or 3.53% from $4,852,924 for the comparable period in 2011.  In addition to net income, there are certain non-cash charges (including depreciation in the amount of $1,959,302) that reduced the net income but did not have the effect of reducing the balance of cash and cash equivalents.  The net increase of operating cash flow is the also a result of inventory decrease (an increase of cash) in the amount of $2,166,832, net with an accounts payable decrease (a decrease in cash) of $2,686,080, and an income taxes payable increase of $1,698,083.

ii. Net cash used in investing activities

The Company incurred $7,621,660 in cash expenditures for investing activities during the three months ended March 31, 2012.  All expenditures were for the progress payments for the construction of employee dormitories (for a total cost of approximately $4.6 million) and ancillary facilities of the corrugating medium paper production line, including the facilities to house a new 75-tonne boiler, and additional power substation equipments. We expect to finance any future capital expenditure commitment with (1) our current cash and cash equivalent balance of approximately $5.6 million, (2) cash flows from operating activities in the next twelve months, and (3) additional bank loans or capital leases, if necessary.

iii. Net cash provided by (used in) financing activities

Net cash used in financing activities was $279,255 for the three months ended March 31, 2012, as compared to $2,493,398 for the comparable period in 2011.  During the three months ended March 31, 2012, the company paid off the principal balance and accrued interest of the RMB 13,000,000 (approximately $2,060,614 on March 31, 2012) short-term loan from the Industrial & Commercial Bank of China (“ICBC”) on February 24, 2012. The Company entered into a new loan agreement of RMB 12,500,000 (approximately $1,981,359 at March 31, 2012) with ICBC on March 13, 2012. The new loan is due on January 4, 2013, bearing an interest rate of 8.856% per annum.

Short-term bank loans

		March 31, 2012	December 31, 2011
Industrial & Commercial Bank of China	(a)	$-	$2,046,503
Industrial & Commercial Bank of China	(b)	791,327	787,116
Industrial & Commercial Bank of China	(c)	1,978,318	-
Total short-term bank loans		$2,769,645	$2,833,619

(a)	On March 16, 2011, the Company obtained from the ICBC another accounts receivable factoring facility with a maximum credit limit of $2,046,503 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on February 27, 2012 and carried an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The Company has paid off the balance of the factoring facility as of March 31, 2012.

(b)	On August 18, 2011, the Company obtained from the ICBC a new accounts receivable factoring facility with a maximum credit limit of $791,327 as of March 31, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on August 15, 2012 and carries an interest rate of 8.528% per annum.

(c)	On March 13, 2012, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,978,318 as of March 31, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility will expire on January 4, 2013 and carried an interest rate of 8.856% per annum as of March 31, 2012, or 3.5% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

As of March 31, 2012 and December 31, 2011, short-term borrowings were $2,769,645 and $2,833,619, respectively, and no unsecured bank loans. The factoring facility was secured by essentially all of the Company’s accounts receivable in the amount of $3,974,879 and $3,956,948 as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the three months ended March 31, 2012 and 2011 were approximately 7.49% and 5.42%, respectively.

Long-term loans from local credit unions

  As of March 31, 2012 and December 31, 2011, loan payable to the Rural Credit Union of Xushui County, amounted to $5,721,295 and $5,690,852. On March 31, 2011, the Company entered into a three-year term loan agreement with the Rural Credit Union of Xushui County for an amount of $1,558,915 as of March 31, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011, the Company entered into a new term loan agreement with the Xushui County Rural Credit Union for an amount that is $4,162,380 as of March 31, 2012. The new loan is secured by the Company’s manufacturing equipment of $10,352,907 and will mature on June 9, 2013. Interest payment is due quarterly and bears the rate of 0.72% per month.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2012 and 2011 were $171,015 and $67,686, respectively.

Related Party Transactions

Mr. Zhenyong Liu is the Chairman, Chief Executive Officer and a principal stockholder of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of March 31, 2012 and December 31, 2011, net amount due to Mr. Liu were $2,311,611 and $2,299,312, respectively.

The loan from Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% per annum as of March 31, 2012 and December 31, 2011.  The term is for 3 years and starts from January 1, 2010 and is due on December 31, 2012.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes.  The amounts owed, which was totaled $2,054,763 as of March 31, 2011, bore interest equals the rate established by the People’s bank of China and are due on July 31 and August 4, 2011, respectively.  The Company paid off the loan balance to both directors of HBOP by August 4, 2011. The interest rate was 5.85% per annum before the payoff in 2011.

The interest expenses incurred for above related party loans are $33,859 and $62,380 for the three months ended March 31, 2012 and 2011.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2012 and December 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2012 and December 31, 2011 to translate the Chinese RMB to the U.S. Dollars are 6.3185:1 and 6.3523:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.3088:1, and 6.5894:1 for the three months ended March 31, 2012 and 2011, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of March 31, 2012. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$11,757,948	$5,834,716	$5,923,232	$—	$—
Equipment and Construction Costs Commitment	4,069,003	4,069,003	—	—	—
Operating Lease Obligations	375,090	18,992	37,984	37,984	280,130
Total	$16,202,041	$9,922,711	$5,961,216	$37,984	$280,130

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

 Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which contains new disclosure requirements regarding the nature of an entity's rights of set off and related arrangements associated with its financial instruments and derivative instruments. Under U.S. GAAP, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. To facilitate comparison between financial statements prepared under U.S. GAAP and IFRS, the new disclosure requirement will provide financial statement users information regarding both gross and net exposures. This guidance is effective for annual and interim financial statements beginning on or after January 1, 2013. Retrospective application is required. The Company does not set off related arrangements associated with its financial instruments and derivative instruments. The Company’s adoption of ASU 2011-11 is not expected to have an impact on its consolidated results of operations or financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

As required by Rule 13a-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the three months ended March 31, 2012.

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

Information about risk factors for the three months ended March 31, 2012, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

                None.

Item 3.	Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation.(2)
3.3	Bylaws.(1)
3.4	Specimen of Common Stock certificate.(1)
10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui County Dayin Township Wuji Village Committee and Party Branch. (3)
10.2	Land Use Rights Certificate, dated March 10, 2003. (3)
10.3	Loan Agreement, dated January 21, 2009, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited. (4)
10.4	Short Term Credit Facility Extension Agreement, dated January 23, 2009, by and between United Commercial Bank (China) Limited and Hebei Baoding Orient Paper Milling Company Limited.(4)
10.5	Short-Term Loan Deferred Payment Agreement dated August 20, 2009, by and between United Commercial Bank (China) Limited and Orient Paper, Inc.(5)
10.6	Purchase and Sale Agreement, dated June 24, 2009, by and among Orient Paper, Inc., XushuiDongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP.(6)
10.7	Escrow Agreement, dated June 24, 2009, by and among Orient Paper, Inc., XushuiDongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP, and Sichenzia Ross Friedman Ference LLP, as escrow agent (6)
10.8	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between HBOP and Baoding Shengde.(6)
10.9	Proxy Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.10	Loan Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.11	Call Option Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.12	Share Pledge Agreement, dated June 24, 2009, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(6)
10.13	Termination of Loan Agreement, dated February 10, 2010, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(7)
10.14	Call Option Agreement Amendment, dated February 10, 2010, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(7)
10.15	Share Pledge Agreement Amendment, dated February 10, 2010, by and between HBOP, Baoding Shengde, and the shareholders of HBOP.(7)
10.16	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”).(8)
10.17	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”).(8)
10.18	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent.(8)
10.19	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009.(8)
10.20	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009.(8)
10.21	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and HebeiShuangxing Paper Co., Ltd.(9)

10.22	Debt Assignment and Assumption Agreement, dated August 31, 2009, by and among the Company, Zhenyong Liu and the HBOP.
10.23	Loan Agreement, dated January 21, 2009, for a loan of RMB13,000,000, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited.(10)
10.24	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between Orient Paper, Inc. and Roth Capital Partners, LLC.(11)
10.25	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Orient Paper Milling Company Limited for the purchase of a series of paper machineries and equipments.(12)
10.26	Amendment to Loanout Agreement by and between Orient Paper, Inc. and Winston C. Yen.(13)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

(1)	Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006.
(2)	Incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007.
(3)	Incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010.
(4)	Incorporated by reference to the exhibit to our amended Quarterly Report for the quarter ended March 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010.
(5)	Incorporated by reference to the exhibit to our amended Quarterly Report for the quarter ended September 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010
(6)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009.
(7)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010.
(8)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009.
(9)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009.
(10)	Incorporated by reference to the exhibit to our Quarterly Report on Form 10-Q/A filed with the SEC on February 1, 2010.
(11)	Incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010.
(12)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010.
(13)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 21, 2010.
(14)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 1, 2009.
(15)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011.

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Date: May 10, 2012	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer
(Principal Financial Officer)

