Form 10-Q
period 2012-06-30
Orient Paper Inc.
filed 2012-08-09
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,459,775 shares of common stock, $.001 par value, were outstanding as of August 8, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$6,158,692	$4,165,446
Accounts receivable (net of allowance for doubtful accounts of $60,339 and $76,752 as of June 30, 2012 and December 31, 2011, respectively)	3,053,734	3,820,696
Inventories	8,590,193	10,007,928
Prepayments and other current assets	4,506,406	5,071,215
Total current assets	22,309,025	23,065,285
Prepayment on property, plant and equipment	-	7,241,472
Property, plant, and equipment, net	129,508,509	114,651,107
Total Assets	$151,817,534	$144,957,864
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$2,771,487	$2,833,619
Current portion of long-term loan from credit union	4,165,149	-
Loan from related parties	2,313,149	2,499,312
Accounts payable	737,644	2,766,554
Accrued payroll and employee benefits	235,848	308,290
Other payables and accrued liabilities	2,381,894	1,589,541
Income taxes payable	925,336	1,744,253
Total current liabilities	13,530,507	11,741,569
Loan from credit union	1,559,951	5,690,852
Total liabilities	15,090,458	17,432,421
Commitments and Contingencies
Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,459,775 and 18,350,191 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	18,460	18,350
Additional paid-in capital	46,135,975	45,758,020
Statutory earnings reserve	5,863,442	5,863,442
Accumulated other comprehensive income	12,204,401	11,442,567
Retained earnings	72,504,798	64,443,064
Total stockholders' equity	136,727,076	127,525,443
Total Liabilities and Stockholders' Equity	$151,817,534	$144,957,864

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$35,521,672	$41,534,386	$69,930,671	$74,759,605

Cost of sales	(29,736,008)	(32,725,129)	(56,391,835)	(58,178,640)

Gross Profit	5,785,664	8,809,257	13,538,836	16,580,965

Selling, general and administrative expenses	(686,130)	(719,679)	(1,730,802)	(1,579,965)
Loss from disposal of property, plant and equipment	-	(607)	-	(69,168)

Income from Operations	5,099,534	8,088,971	11,808,034	14,931,832

Other Income (Expense):
Interest income	5,994	13,108	10,710	24,254
Interest expense	(220,761)	(136,989)	(425,635)	(267,055)

Income before Income Taxes	4,884,767	7,965,090	11,393,109	14,689,031

Provision for Income Taxes	(1,273,977)	(2,104,140)	(3,100,628)	(3,975,157)

Net Income	3,610,790	5,860,950	8,292,481	10,713,874

Other Comprehensive Income:

Foreign currency translation adjustment	92,341	1,792,556	761,834	2,456,054

Total Comprehensive Income	$3,703,131	$7,653,506	$9,054,315	$13,169,928

Earnings Per Share:
Basic and Fully Diluted Earnings per Share	$0.20	$0.32	$0.45	$0.58

Weighted Average Number of Shares
Outstanding - Basic and Fully Diluted	18,459,775	18,350,186	18,453,754	18,348,464

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

					Accumulated
			Additional		Other
			Paid-in	Statutory	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income	Earnings	Total
Balance at December 31, 2011	18,350,191	$18,350	$45,758,020	$5,863,442	$11,442,567	$64,443,064	$127,525,443
Issuance of shares to officer and directors	109,584	110	377,955	-	-	-	378,065
Foreign currency translation adjustment	-	-	-	-	761,834	-	761,834
Cash dividend paid	-	-	-	-	-	(230,747)	(230,747)
Net income for the six months ended June 30, 2012	-	-	-	-	-	8,292,481	8,292,481
Balance at June 30, 2012	18,459,775	$18,460	$46,135,975	$5,863,442	$12,204,401	$72,504,798	$136,727,076

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$8,292,481	$10,713,874
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,050,749	2,189,099
Loss from disposition of property, plant and equipment	-	69,168
(Recovery from)/allowance for bad debts	(16,875)	19,656
Stock-based expense for service received	378,065	30,369
Changes in operating assets and liabilities:
Accounts and notes receivable	806,855	(727,352)
Prepayments and other current assets	594,872	(358,551)
Inventories	1,478,010	1,426,046
Accounts payable	(2,045,625)	957,157
Accrued payroll and employee benefits	(73,871)	18,752
Other payables and accrued liabilities	1,247,500	(787,118)
Income taxes payable	(829,437)	155,932
Net Cash Provided by Operating Activities	13,882,724	13,707,032
Cash Flows from Investing Activities:
Prepayment/deposit for purchase of property, plant and equipment	(4,263,157)	(132,433)
Refund of prepayment for purchase of property, plant and equipment	3,111,240	-
Purchases of property, plant and equipment	(10,245,764)	(22,348,549)
Proceeds from disposal of property, plant and equipment	-	743
Net Cash Used in Investing Activities	(11,397,681)	(22,480,239)
Cash Flows from Financing Activities:
Proceeds from related party loans	500,000	-
Repayment of related party loans	(700,000)	-
Proceeds from bank loans	1,979,696	7,524,956
Repayments of bank loans	(2,058,884)	(4,023,516)
Dividends paid	(230,747)	-
Net Cash (Used in)/Provided by Financing Activities	(509,935)	3,501,440
Effect of Exchange Rate Changes on Cash and Cash Equivalents	18,138	202,785
Net Increase/(Decrease) in Cash and Cash Equivalents	1,993,246	(5,068,982)
Cash and Cash Equivalents - Beginning of Period	4,165,446	11,348,108
Cash and Cash Equivalents - End of Period	$6,158,692	$6,279,126
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$357,974	$262,101
Cash paid for income taxes	$3,930,064	$3,819,225

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

Orient Paper has no direct equity interest in HBOP. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s activities that most significantly affect its economic performance, resulting in HBOP being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from HBOP for the six months ended June 30, 2012 and 2011 were 95.07% and 94.11% respectively. The revenue of the Company generated from HBOP for the three months ended June 30, 2012 and 2011 were 94.73% and 94.59% respectively. HBOP also accounted for 70.44% and 68.2% of the total assets of the Company as at June 30, 2012 and December 31, 2011, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2012 and December 31, 2011, details of the Company’s subsidiaries and variable interest entities are as follows:

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2012 and the results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any future period.

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of offset printing paper and corrugating medium paper. Inventories consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw Materials
Recycled paper board	$4,002,636	$5,645,449
Pulp	13,800	13,718
Recycled printed paper	760,757	589,165
Recycled white scrap paper	1,696,137	1,918,545
Coal	845,488	661,891
Base paper and other raw materials	185,387	149,306
	7,504,205	8,978,074
Finished Goods	1,085,988	1,029,854
Totals	$8,590,193	$10,007,928

(4) Prepayment and other current assets

Prepayment and other current assets consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Prepaid AMEX annual fee	$20,625	$18,125
Recoverable VAT	4,166,984	4,776,962
Prepaid insurance	167,765	61,357
Prepayment for purchase of materials	146,809	206,930
Others	4,223	7,841
	$4,506,406	$5,071,215

(5) Prepayment on property, plant and equipment

As of June 30, 2012 and December 31 2011, prepayment on property, plant and equipment consisted of nil and $7,241,472, respectively in respect of prepaid land use right. The land use right has been obtained in April 2012.

(6) Property, plant and equipment

As of June 30, 2012 and December 31, 2011, property, plant and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Property, Plant, and Equipment:
Land use rights	$9,886,149	$2,358,862
Building and improvements	17,874,450	11,145,342
Machinery and equipment	125,529,788	122,844,563
Vehicles	418,215	233,217
Construction in progress	4,263,022	2,335,579
	157,971,624	138,917,563
Less accumulated depreciation and amortization	(28,463,115)	(24,266,456)
Property, Plant and Equipment, net	$129,508,509	$114,651,107

Land use rights represent two parcels of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2053 and 2061, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for the new boiler and staff dormitory under construction.

Property, plant and equipment with net values of $10,009,274 and $10,646,244 have been pledged for short-term bank loans of HBOP as of June 30, 2012 and December 31, 2011, respectively.

Depreciation and amortization of property, plant and equipment was $2,091,447 and $1,104,155 for the three months ended June 30, 2012 and 2011, respectively.

Depreciation and amortization of property, plant and equipment was $4,050,749 and $2,189,099 during the six months ended June 30, 2012 and 2011, respectively.

(7) Loans Payable

Short-term bank loans

		June 30, 2012	December 31, 2011
Industrial & Commercial Bank of China	(a)	$-	$2,046,503
Industrial & Commercial Bank of China	(b)	1,979,634	-
Industrial & Commercial Bank of China	(c)	791,853	787,116
Total short-term bank loans		$2,771,487	$2,833,619

(a)	On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $2,046,503 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on February 27, 2012 and carried an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The company paid off the balance of the factoring facility on February 24, 2012.

(b)	On March 13, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,979,634 as of June 30, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on January 4, 2013 and carried an interest rate of 8.856% per annum as of June 30, 2012, or 3.5% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

(c)	On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $791,853 as of June 30, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on August 15, 2012 and carries an interest rate of 8.528% per annum.

As of June 30, 2012 and December 31, 2011, short-term borrowings were $2,771,487 and $2,833,619, respectively, and no unsecured bank loans. The factoring facility was secured by essentially all of the Company’s accounts receivable in the amount of $3,053,734 and $3,820,696 as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the six months ended June 30, 2012 and 2011 were approximately 8.15% and 5.85%, respectively. The average short-term borrowing rate for the three months ended June 30, 2012 and 2011 were approximately 8.76% and 6.07%, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans from credit union

As of June 30, 2012 and December 31, 2011, loan payable to Rural Credit Union of Xushui County, amounted to $5,725,100 and $5,690,852.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,559,951 as of June 30, 2012 and $1,550,619 as of December 31, 2011. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011, the Company entered into a term loan agreement with the Rural Credit Union of Xushui County for an amount that is $4,165,149 as of June 30, 2012 and $4,140,233 as of December 31, 2011. The loan is secured by its manufacturing equipment of $10,009,274 and $10,646,244 as of June 30, 2012 and December 31, 2011, respectively, and will mature on June 9, 2013. Interest payment is due quarterly and bears the rate of 0.72% per month. As of June 30, 2012, the entire balance of the loan in the amount of $4,165,149 has been presented as current portion of loan-term loan from credit union in the consolidated balance sheet.

Total interest expenses for the short-term and long-term loans for the three months ended June 30, 2012 and 2011 were $186,959 and $73,504, respectively.

Total interest expenses for the short-term and long-term loans for the six months ended June 30, 2012 and 2011 were $357,973 and $141,190, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of June 30, 2012 and December 31, 2011, net amount due to Mr. Liu were $2,313,149 and $2,299,312, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum, respectively, as of June 30, 2012 and December 31, 2011.  The term is for 3 years and starts from January 1, 2010 and is due December 31, 2012.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to the Company for working capital purposes. The amounts owed bore interest equals the rate established by the People’s Bank of China and are due on July 31 and August 4, 2011, respectively. The Company paid off the loan balance to both directors of HBOP by August 4, 2011. The interest rate was 5.85% and 5.85% per annum before the payoff in year 2011.

The interest expenses incurred for above related party loans are $33,802 and $63,485 for the three months ended June 30, 2012 and 2011, while the interest expenses were $67,662 and $125,865 for the six months ended June 30, 2012 and 2011.

On November 30, 2011, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. During the period, the Company further borrowed $500,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance by the end of June 30, 2012.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011
Accrued electricity	$284,495	$314,598
Accrued professional fees	28,000	58,000
Value-added tax payable	971,462	-
Accrued interest	338,298	269,019
Accrued expenses	167,765	-
Payable for purchase of equipment	478,204	936,908
Others	113,670	11,016
Totals	$2,381,894	$1,589,541

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

Dividend declared

On June 1, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125 per share. The dividend is payable by July 2, 2012 to shareholders of record as of the close of business of June 15, 2012. All the dividends were paid on June 27, 2012. The Board of Directors also approved that quarterly dividend of $0.0125 per share will also be paid in the next three quarters on such dates as the Board of Directors shall determine. Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

(11) Earnings per Share

For the three months and six months ended June 30, 2012 and 2011, there were no securities with dilutive effect issued and outstanding. The basic and diluted net income per share were calculated as follows:

	Three Months Ended June 30,
	2012	2011
Basic income per share
Net Income for the period – numerator	$3,610,790	$5,860,950
Weighted average common stock outstanding – denominator	18,459,775	18,350,186
Net income per share	$0.20	$0.32

Diluted income per share
Net Income for the period – numerator	$3,610,790	$5,860,950
Weighted average common stock outstanding – denominator	18,459,775	18,350,186
Effect of dilution	-	-
Weighted average common stock outstanding – denominator	18,459,775	18,350,186
Diluted income per share	$0.20	$0.32

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Basic income per share
Net Income for the period – numerator	$8,292,481	$10,713,874
Weighted average common stock outstanding – denominator	18,453,754	18,348,464
Net income per share	$0.45	$0.58

Diluted income per share
Net Income for the period – numerator	$8,292,481	$10,713,874
Weighted average common stock outstanding – denominator	18,453,754	18,348,464
Effect of dilution	-	-
Weighted average common stock outstanding – denominator	18,453,754	18,348,464
Diluted income per share	$0.45	$0.58

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

The provision for income taxes for the three months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,
	2012	2011
Provision for Income Taxes
Current Tax Provision – PRC	$1,273,977	$2,104,140
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$1,273,977	$2,104,140

The provision for income taxes for the six months ended June 30, 2012 and 2011 was as follows:

	Six Months Ended June 30,
	2012	2011
Provision for Income Taxes
Current Tax Provision – PRC	$3,100,628	$3,975,157
Deferred Tax Provision	-	-
Total Provision for Income Taxes	$3,100,628	$3,975,157

During the three months ended June 30, 2012 and 2011, the effective income tax rate was estimated by the Company to be 26.08% and 26.42%, respectively, while during the six months ended June 30, 2012 and 2011, the effective income tax rate was estimated by the Company to be 27.21% and 27.06%, respectively. The effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Baoding Shengde and the VIE, HBOP are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

On June 1, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125/share for four quarters starting the first record date of June 15, 2012. Total cash dividends for the four quarters are expected to be approximately $922,989 based on the total shares issued and outstanding as of June 30, 2012. The source of fund for the first cash dividend paid by the Company as of June 30, 2012 was provided by HBOP, the Company’s VIE. For purposes of the consolidated financial statements, the dividend paid has been recorded as a distribution from the Company’s retained earnings. For U.S federal income tax purposes, the Company made the assumption that, despite the repatriation of fund was made by a variable interest entity and not the Company’s wholly-owned subsidiary, the receipt of a profit distribution from its Chinese VIE constitute a tax item of income that will be fully offset by the Company’s current year ordinary tax deductions and accumulated Net Operating Losses (NOLs), which amounted to $5,149,592 as of December 31, 2011. The Company’s Board of Directors does not believe that its current and future dividend policy and the available U.S. tax deductions and NOLs will cause the Company to recognize any substantial current U.S. federal or state corporate income tax liability. Nor does the Board of Directors believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, HBOP are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes, related to uncertain income tax positions. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2012 and December 31, 2011, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for both the three months and the six months ended June 30, 2012 and 2011, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(14) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $19,005(RMB 120,000).  This operating lease is renewable at the end of the 30-year term. The rental expenses for the three months ended June 30, 2012 and 2011 were $ 4,748 and $4,633, while the rental expenses were $9,503 and $9,186 for the six months ended June 30, 2012 and 2011, respectively.

Future minimum lease payments are as follows:

June 30,	Amount
2013	$19,005
2014	19,005
2015	19,005
2016	19,005
2017	19,005
Thereafter	275,562
Total operating lease payments	$370,587

Capital commitment

The Company has signed several contracts for constructing staff hostel and purchase of equipment. The outstanding commitments are $1,428,820 and $4,860,965 as of June 30, 2012 and December 31, 2011, respectively.  The Company expected to pay off all the balances by the end of 2012.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pending Litigation

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP. The complaint in the lawsuit, Mark Henning, et al. v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected. The complaint seeks, among other relief, compensatory damages, attorneys' fees and experts’ fees. Plaintiffs purport to sue on behalf of themselves and a class consisting of the Company’s stockholders (other than the defendants and their affiliates). The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. On June 21, 2012, the Company reached a proposed settlement of the securities class action lawsuit with the plaintiffs. The terms of the proposed settlement call for dismissal of all the defendants from the action in exchange for a $2 million payment from the Company’s insurer. The Company expects the settlement to be finalized and approved by the court by the end of year 2012. The management believes that the proposed settlement, if approved, should have no material impact on the Company’s consolidated financial statements.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit. The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the two reportable segments for the three months and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30, 2012
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$33,648,597	$1,873,075	$-	$-	$35,521,672
Gross Profit	5,304,652	481,012	-	-	5,785,664
Depreciation and amortization	1,854,784	236,663	-	-	2,091,447
Interest income	4,778	1,197	19	-	5,994
Interest expense	220,761	-	-	-	220,761
Income tax expense	1,162,319	111,658	-	-	1,273,977
Net Income (Loss)	3,470,208	332,831	(195,425)	3,176	3,610,790

	Three Months Ended June 30, 2011
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$39,286,977	$2,247,409	$-	$-	$41,534,386
Gross Profit	8,022,937	786,320	-	-	8,809,257
Depreciation and amortization	875,775	228,379	-	-	1,104,154
Interest income	8,858	4,138	112	-	13,108
Interest expense	136,989	-	-	-	136,989
Income tax expense	1,913,210	190,930	-	-	2,104,140
Net Income (Loss)	5,735,351	563,827	(438,228)	-	5,860,950

	Six Months Ended June 30, 2012
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$66,481,457	$3,449,214	$-	$-	$69,930,671
Gross Profit	12,653,547	885,289	-	-	13,538,836
Depreciation and amortization	3,577,083	473,666	-	-	4,050,749
Interest income	7,464	3,191	55	-	10,710
Interest expense	425,635	-	-	-	425,635
Income tax expense	2,895,130	205,498	-	-	3,100,628
Net Income (Loss)	8,362,337	612,585	(674,522)	(7,919)	8,292,481
Total Assets	115,010,790	44,924,636	281,096	(8,398,988)	151,817,534

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2011
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$70,354,897	$4,404,708	-	-	$74,759,605
Gross Profit	15,002,549	1,578,416	-	-	16,580,965
Depreciation and amortization	1,736,312	452,787	-	-	2,189,099
Interest income	11,525	12,574	155	-	24,254
Interest expense	267,055	-	-	-	267,055
Income tax expense	3,591,519	383,638	-	-	3,975,157
Net Income (Loss)	10,600,193	1,150,385	(1,036,704)	-	10,713,874
	Year Ended December 31, 2011
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Total Assets	$111,305,277	$46,180,744	$224,868	$(12,753,025)	$144,957,864

(16) Concentration of Major Suppliers

For the three months ended June 30, 2012, the Company had two major suppliers which primarily accounted for 79% and 6% of the total purchases. For the three months ended June 30, 2011, the Company had two major suppliers which primarily accounted for 74% and 16% of the total purchases.

For the six months ended June 30, 2012, the Company had two major suppliers which primarily accounted for 76%, and 10% of the total purchases. For the six months ended June 30, 2011, the Company had two major suppliers which primarily accounted for 77% and 12% of the total purchases.

(17) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2012 and December 31, 2011, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2012 and 2011 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue for the three months ended June 30, 2012 was $35,521,672, a decrease of $6,012,714 or 14.48% from $41,534,386 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper for the three months ended June 30, 2012 was $33,648,597, a decrease of $5,638,380 or 14.35% from $39,286,977 for the comparable period in 2011. The decrease was because of (1) a voluntary shutdown of our major production lines for 17 days (from April 22, 2012 to May 8, 2012) because of a malfunction of the biological treatment process at our water treatment plants; (2) approximately 10% decrease in Average Selling Prices (“ASPs”) for both offset printing paper and corrugating medium paper; and (3) the suspension of offset printing paper trading activities that we carried until January 2012.

Total offset printing and corrugating medium paper sold during the three months ended June 30, 2012 amounted to 74,999 tonnes, an increase of 13,132 tonnes or 21.23%, compared to 61,867 tonnes sold in the comparable period in the previous year. We did not sell any finished goods that we purchased from other manufacturers during the three months ended June 30, 2012 because of the downward pricing pressure which squeezed the profit margin of the trading activities since January 2012. As a comparison, during the three months ended June 30, 2011, we sold 11,432 tonnes of offset printing paper (or 32.79% of total printing paper sold for the quarter) purchased from other manufacturers. The suspension of the trading activities, alone with the 17-day temporary shutdown of production appear to have caused a year-over-year decrease of 18,251 tonnes (or 52.35%) in total quantity sold for offset printing paper, from 34,866 tonnes for the three months ended June 30, 2011 to 16,615 tonnes for the three months ended June 30, 2012.

During April, May and June 2012, we produced and sold 11,007 tonnes, 9,038 tonnes, and 18,071 tonnes, respectively, of corrugating medium paper from the new 360,000 tonnes/year new production line that we launched in December 2011. Nevertheless, with the 38,116 tonnes produced by the new production line, total quantity of corrugating medium paper sold during the quarter ended June 30, 2012 was 58,384 tonnes, an increase of only 31,383 tonnes or 116.23% from 27,001 tonnes in the comparable period in the previous year, due to the 17-day temporary production shutdown caused by the water treatment malfunction beginning on April 22, 2012. The changes in revenue dollar amount and in tonnage from the quarter ended June 30, 2011 to the same period in year 2012 are summarized as follows:

	Three Months Ended		Three Months Ended		Change in		Percentage
	June 30, 2012		June 30, 2011				Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.	Amount

Corrugating medium Paper	58,384	$21,557,749	27,001	$11,028,373	31,383	$10,529,376	116.23%	95.48%
Offset Printing Paper	16,615	$12,090,848	34,866	$28,258,604	(18,251)	$(16,167,756)	-52.35%	-57.21%
Total Corrugating Medium and Offset Printing Paper Revenue	74,999	$33,648,597	61,867	$39,286,977	13,132	$(5,638,380)	21.23%	-14.35%

Monthly sales revenue, including revenue from the sales of purchased paper finished goods and excluding revenue of digital photo paper, for the 18 month period ended June 30, 2012, are summarized below. Monthly sales in February 2011, January 2012 and February 2012 were substantially lower than average mainly because of the extended Chinese New Year break in both 2012 and 2011.

The ASPs for our main products in the three-month periods ended June 30, 2011 and 2012 are summarized as follows:

	Offset Printing Paper ASP	Corrugating Medium Paper ASP
Quarter ended June 30, 2011	$810	$408
Quarter ended June 30, 2012	$728	$369
Increase(decrease) from comparable period in the previous year	$(82)	$(39)
Increase(decrease) as a percentage	-10.12%	$-9.56%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 18 month period ended June 30, 2012:

Corrugating Medium Paper

Revenue from corrugating medium paper amounted to $21,557,749 (or 64.07% of total offset printing paper and corrugating medium paper revenue) for the three months ended June 30, 2012, representing a $10,529,376 (or 95.48%) increase over the corrugating medium paper revenue of $11,028,373 for the comparable period in 2011.  We sold 58,384 tonnes of corrugating medium paper in the three months ended June 30, 2012 as compared to 27,001 tonnes for the same period in 2011, representing a 116.23% increase in quantities sold, because of the launch of the new production line, offset by the negative impact of the temporary production shutdown. Despite the increase in sales quantity, ASP for corrugating medium paper dropped from $408/tonne in the three months ended June 30, 2011 to $369/tonne in the three months ended June 30, 2012, representing a 9.56% decrease over the comparable period.  The decline in the ASP appears to be a result of the economic slowdown throughout China, as manufacturing activities contracted due to the crisis in Europe and as a result of the Chinese government’s effort to cool off the domestic construction activities. According to a report from China Industry Research Report Network, paper ASPs in China may continue to stay low for the coming periods. We believe the ASP for the corrugating medium paper will not improve at least until the end of September 2012.

We launched the new 360,000 tonnes/year corrugating medium paper production in December 2011. Quantities produced and sold from the commencement to June 2012 are as follows.

We are in the process of ramping up the new production line. Currently, the production speed is limited by the steam pressure at the drying section of the production line. We anticipate that when a new boiler is installed in August 2012, the machine speed will be significantly improved. We project that annual production quantity from the new 360,000 tonnes/year production line will be approximately 200,000 tonnes for the year of 2012.

Offset Printing Paper

Revenue from offset printing paper amounted to $12,090,848 (or 35.93% of total offset printing paper and corrugating medium paper revenue) for the three months ended June 30, 2012, which represents a $16,167,756 (or 57.21%) decrease from the offset printing paper revenue of $28,258,604 for the comparable period in 2011. We sold 16,615 tonnes of offset printing paper in the quarter ended June 30, 2012 compared to 34,866 tonnes of offset printing paper in the comparable period in year 2011, a decrease of 18,251 tonnes or 52.35%.  We believe that the factors contributing to the decrease in both total quantity and dollar amount sold in the three months ended June 30, 2012 include (1) the decrease in ASP for offset printing paper products from $810/tonne in the quarter ended June 30, 2011 to $728/tonne in the quarter ended June 30, 2012, representing a decrease of 10.12%; (2) a temporary shutdown of production for 17 days when we became aware on April 22, 2012 of certain malfunction of the biological treatment process at our water treatment plants; and (3) the suspension of offset printing paper trading activities. Because of shrinking gross profit margin of the trading activities caused by the decrease in offset printing paper ASP, we decided to temporarily suspend offset printing paper trading after January 2012. Gross revenue from trading of offset printing paper finished goods is nil for the three months ended June 30, 2012, while gross revenue from trading of offset printing paper finished goods was $9,258,035 for the comparable period in 2011 and accounts for 57.26% of the $16,167,657 second quarter year-over-year decrease in gross revenue.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $1,873,075 (or 5.27% of total revenue) for the three months ended June 30, 2012, a decrease of $374,334 or 16.66% from $2,247,409 (or 5.41% of total revenue) for the three months ended June 30, 2011. When comparing to the quarter ended June 30, 2011, the ASP of our digital photo paper decreased from $4,040/tonne to $3,832/tonne. We sold 488.78 tonnes of digital photo paper in the three months ended June 30, 2012, as compared to 556.35 tonnes in the same period a year ago. The 12.15% year-over-year decline in quantity sold and the 5.15% year-over-year decline in ASP appear to be a result of softening customer demand in a weak economy. We believe the market demand and the ASP may not fully recover before the end of 2012.

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2).  Although there are minor seasonal fluctuations, ASP of our digital photo paper has been relatively stable since the third quarter of year 2011. Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 18 months from January 2011 to June 30, 2012 are summarized as follows:

Cost of Sales

Total cost of sales for corrugating medium paper and offset printing paper for the three months ended June 30, 2012 was $28,343,945, a decrease of $2,920,096 or 9.34% from $31,264,041 for the comparable period in 2011.  The decrease in total cost of sales in the second quarter of year 2012 is primarily due to the decrease in net sales revenue (especially the reduction in the offset printing paper quantity sold in the quarter ended June 30, 2012 as opposed to the comparable period in 2011). As explained above, total sales revenue (excluding revenue from sales of digital photo paper) decreased from $39,286,977 in the quarter ended June 30, 2011 to $33,648,597 in the comparable period in year 2012, representing a 14.35% year-over-year decrease. Cost of sales of corrugating medium paper and offset printing paper per unit decreased in the three months ended June 30, 2012 compared with the same period in year 2011 primarily because of the decrease in offset printing paper produced and, as explained below, a decrease in the unit costs of major raw materials, and partially offset by the increase in the cost of sales incurred due to the new production line launched in December 2011.

Total cost of sales of digital photo paper amounted to $1,392,063 for the three months ended June 30, 2012, representing a decrease of $69,025, or 4.72%, over the cost of sales of $1,461,088 in the comparable period in year 2011. The decrease is primarily due to the decrease in sales volume as explained above.

Monthly average purchase costs of our major raw materials for the period beginning January 2011 and ending June 2012 are as follows:

Costs for all types of raw materials in the first half of the 18-month period ended June 30, 2012 were generally on an upward trend and reached the highest point over the period toward the end of October 2011. For example, our average unit purchase costs (net of applicable value added tax) of recycled paper board, recycled white scrap paper, and recycled printed paper in the month of October 2011 were $204/tonne, $424/tonne, and $318/tonne, respectively. Starting from November 2011, the raw material prices have been decreasing, reflecting a softening demand from other paper producers in an economic slowdown. By the month of June 2012, the average unit purchase costs of recycled paper board, recycled white scrap paper, and recycled printed paper were $169/tonne, $372/tonne, and $294/tonne, respectively, which represent decreases of 17%, 12% and 7.5% from the prices of October 2011, respectively.  Our production uses entirely domestic recycled paper (produced mainly from the Beijing-Tianjin metropolitan area, where 40% of the publishing companies are located) and do not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper. Depending on the regional economic outlook for the rest of year 2012, we believe that the future waste paper raw material costs may continue to reflect weaker market demand.

Electricity and coal are the two main energy sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal account for approximately 8% and 12% of our total cost of sales, or approximately 6% and 9% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales and sales of our main paper products for the 18 months ended June 30, 2012 are summarized as follow:

Gross Profit

Corrugating Medium Paper and Offset Printing Paper

Gross profit for corrugating medium paper and offset printing paper for the three months ended June 30, 2012 was $5,304,652, a net decrease of $2,718,285 or 33.88% from $8,022,937 for the comparable period in 2011.  The net decrease in gross profit was primarily attributable to (1) the temporary shutdown of operations due to certain malfunction at our water treatment plants, (2) the discontinuance of trading of offset printing paper purchased from other manufacturers pursuant to certain supply agreements (“Supply Agreements”) since January 2012, and (3) approximately 10% declines in the ASPs of our offset printing paper and corrugating medium paper. Although the prices that we paid for major raw materials have decreased during the quarter ended June 30, 2012, the 17-day temporary shutdown of operations caused more fixed costs (e.g., depreciation of the new corrugating medium paper production line, which amounted to more than $2.7 million for the quarter ended June 30, 2012, and other factory overheads) to be absorbed by less sales revenue during the quarter ended June 30, 2012.

We generated $593,061 of gross profit from sales of offset printing paper purchased under the Supply Agreements during the three months ended June 30, 2011. There were no sales from such trading activities in the comparable period of 2012.

Because of declining ASPs, monthly gross profit margin of corrugating medium paper and offset printing paper generally has been decreasing since the beginning of 2012. Monthly gross profit margins in April and May 2012 were specifically impacted by the temporary shutdown of corrugating medium paper and offset printing paper operations for 17 days due to the water treatment facility malfunction as explained above. For the three months ended June 30, 2012, our gross profit margins on corrugating medium paper and offset printing paper were 16.17% and 15.04%, respectively. The gross profit margins on corrugating medium paper and offset printing paper for the comparable period in 2011 were 29.28% and 16.94%, respectively. We estimate that the gross profit margin on corrugating medium paper will continue to be substantially lower than the comparable period in 2011 until the run rate of the new 360,000 tonnes/year production line reaches at least 60%, or 18,000 tonnes per month. The new production line produced 18,071 tonnes in the month of June 2012.

Monthly Gross Profit Margins on the sales of our corrugating medium paper and offset printing paper for the 18-month period ending June 30, 2012 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the three months ended June 30, 2012 amounted to $481,012 or 25.68% as a percentage of total digital photo paper sales, compared with $786,320, or 34.99% as a percentage to total digital photo paper sales in the same period last year. The decline of gross profit margin is a direct result of both lower production quantity (and in terms of quantity sold, 12.15% less than the same period in 2011) and a lower ASP (5.13% lower than the ASP in the same period of previous year). The low ASP of digital photo paper reflects the contraction of the domestic consumption and business activities (including commercial advertising) since the beginning of year 2012. We do not believe the Chinese economy will fully recover to the pre-2012 level at least before the end of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $686,130, a decrease of $33,549 or 4.66% from $719,679 for the comparable period in 2011. The decrease was mainly attributable to lower legal expenses incurred in the second quarter of 2012 as opposed to the same period in the previous year.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenue for the six months ended June 30, 2012 was $69,930,671, a decrease of $4,828,934 or 6.46% from $74,759,605 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue of offset printing paper and corrugating medium paper for the six months ended June 30, 2012 was $66,481,457, a decrease of $3,873,440 or 5.51% from $70,354,897 for the comparable period in 2011.  The decrease was mainly caused by (1) the suspension since January 2012 of trading activities of offset printing paper that we purchased from other manufacturers under the Supply Agreements, (2) a declining trend of product ASPs, and (3) a temporary shutdown of the offset printing paper and corrugating medium production lines for 17 days beginning on April 22, 2012 because of a certain malfunction of the biological processing at our water treatment plants. These negative impacts are offset in part by the sales revenue of the corrugating medium paper produced by our new 360,000 tonnes/year production line launched in December 2011. For the six months ended June 30, 2012, revenue attributable to the new production line amounted to $25,630,622.

Revenue from corrugating medium paper amounted to $40,621,051 (or 58.09% of total revenue) for the six months ended June 30, 2012, representing a $21,069,907 (or 107.77%) increase from the corrugating medium paper revenue of $19,551,144 for the comparable period in 2011.  We sold 103,775 tonnes of corrugating medium paper in the six months ended June 30, 2012 compared to 49,152 tonnes sold in the same period in 2011, an increase of 54,623 tonnes or 111.13%. During the six months ended June 30, 2012, 71,308 tonnes (or 68.71%) of corrugating medium paper sold were produced by the new 360,000 tonnes/year corrugating medium production line that we launched in December 2011. ASP for corrugating medium paper in the six months ended June 30, 2012 dropped slightly to $391/tonnes from $398/tonne (a $7 or 1.76% decrease) for the same period in 2011.

Revenue from offset printing paper amounted to $25,860,406 (or 36.98% of total revenue) for the six months ended June 30, 2012, which represents a $24,943,347 (or 49.10%) decrease from the offset printing paper revenue of $50,803,753 for the comparable period in 2011.  Our ASP for offset printing paper dropped to $751/tonne for the six months ended June 30, 2012 from $799/tonne (a 6.01% decrease) for the six months ended June 30, 2011. In addition to the sliding ASP, we sold 34,446 tonnes of offset printing paper in the six months of 2012 compared to 63,557 tonnes for the same period in 2011, a decrease of 29,111 tonnes or 45.80%.  The main reason for the decrease in quantity sold/produced is the decision to discontinue the trading activities of offset printing paper since January 2012, whereas revenue from such trading activities accounted for $15,838,156 (from 19,822 tonnes of paper sold) of total revenue for the six months ended June 30, 2011. The operations of our offset printing paper production lines were also interrupted during the 17-day period starting April 22, 2012 because of the malfunction of the water treatment plants. The declining ASP since the end of year 2011 also reflected a soft demand in the Chinese paper markets and fewer purchase orders for our paper products.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended		Change in		Percentage
	June 30, 2012		June 30, 2011				Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Corrugating medium Paper	103,775	$40,621,051	49,152	$19,551,144	54,623	$21,069,907	111.13%	107.77%
Offset Printing Paper	34,446	$25,860,406	63,557	$50,803,753	(29,111)	$(24,943,347)	-45.80%	-49.10%
Total Corrugating medium and Offset Printing Paper Sales Revenue	138,221	$66,481,457	112,709	$70,354,897	25,512	$(3,873,440)	22.64%	-5.51%

Average ASPs for our main products in the six-month periods ended June 30, 2011 and 2012 are summarized as follows:

	Medium-Grade Offset ASP	Corrugating Medium Paper ASP
Six Months ended June 30 2011	$799	$398
Six Months ended June 30, 2012	$751	$391
Increase(decrease) from comparable period in the previous year	$(48)	$(7)
Increase(decrease) as a percentage	-6.01%	$-1.76%

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $3,449,214 (or 4.93% of total revenue) for the six months ended June 30, 2012 compared to $4,404,708 (or 5.9% of total revenue) for the six months ended June 30, 2011:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2012		June 30, 2011		Change in		Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Digital Photo Paper	886.78	$3,449,214	1,083.52	$4,404,708	-196.74	$(955,494)	-18.16%	-21.69%

In addition to the decrease in the digital photo paper quantity sold for the six months ended June 30, 2012 as a result of a slower economy in China, we have also adjusted the sales prices of our products. Digital photo paper ASP decreased from $4,065/tonne in the six months ended June 30, 2011 to $3,890/tonne during the comparable period in 2012, representing a 4.31% year-over-year drop.

Cost of Sales

Total cost of sales of corrugating medium paper and offset printing paper for the six months ended June 30, 2012 was $53,827,910, a decrease of $1,524,437 or 2.75% from $55,352,347 for the comparable period in 2011.  Although we had a 111.13% tonnage growth in the corrugating medium paper sold, the increase in the additional cost of these corrugating medium paper was totally offset by the reduction in the cost of offset printing paper sold in the first half of 2012 as compared to the offset printing paper cost for the same period in 2011, as well as a decrease in unit costs that we paid in the six months ended June 30, 2012 as compared to the same period in 2011.

For the six months ended June 30, 2012, cost of sales for digital photo paper was $2,563,925, as compared to $2,826,292 for the same period in year 2011. The decrease of the cost of sales of digital photo paper in the amount of $262,367 represents a 9.28% decrease from the comparable period in 2011. Despite a lower year 2012 average unit cost of the base paper, the 9.28% decrease in digital photo paper cost of sales, which is less than the percentage decrease in digital photo paper sales in the corresponding period, is a result of a higher unit production cost during the six months ended June 30, 2012 with increased fixed costs absorption in the product unit cost.

Gross Profit

Gross profit for the six months ended June 30, 2012 was $13,538,836 or 19.36% of total revenue, representing a decrease of $3,042,129 or 18.35% from $16,580,965 or 22.18% of total revenue for the same period in year 2011.

Gross profit for corrugating medium paper and offset printing paper for the six months ended June 30, 2012 was $12,653,547, a decrease of $2,349,002 or 15.66% from $15,002,549 for the comparable period in 2011.  The decrease was primarily attributable to factors including: (1) a 5.51% year-over-year decrease in total sales revenue of corrugating medium paper and offset printing paper, and (2) 2.75% decrease in related cost of sales. The overall gross profit margin for corrugating medium paper and offset printing paper for the six months ended June 30, 2012 decreased by 2.29%, from 21.32% for the comparable period in 2011 to 19.03%.

Gross profit margin for the corrugating medium paper for the six months ended June 30, 2012 was 20.51%, compared to 30.15% for the comparable period in 2011. The gross profit margin was substantially lower in the six months ended June 30, 2012 as compared to the same period in 2011 mainly because (1) the new 360,000 tonnes/year new production line was still in its early stage of ramping up, where the actual production of 71,308 tonnes in the six months ended June 30, 2012 accounted for an annualized 39.62% of maximum capacity of the new production line; (2) productivity loss during the 17-day period when our corrugating medium paper lines were shut down with a water treatment plant malfunction; and (3) the weakened market demand in 2012, which led to lower sales volume and ASP. We believe the gross profit margin realized in the run-in period of the new line will continue to be lower than that of the other production line, at least before the run rate is raised to approximately 60% of the designed capacity. In the month of June 2012, actual production from the 360,000 tonnes/year production line reached 18,071 tonnes. We are cautiously optimistic about the prospect of successful ramp up on this production line in the second half of the year, especially after the new 75-tonne new boiler is up and running, providing sufficient steam pressure to the new production line to raise the machine speed and maximize output.

With a year-over-year decrease in revenue for 49.10% and a year-over-year decrease in cost of sales for 48.38%, gross profit margin for the offset printing paper sold was 16.76% for the six months ended June 30, 2012, decreased by 1.19% as compared to 17.95% for the same period in 2011.

Gross profit from the sales of digital photo paper for the six months ended June 30, 2012 amounted to $885,289 or 25.67% compared with $1,578,415, or 35.83% as a percentage of total digital photo paper sales during the comparable period in 2011. Gross profit margin of digital photo paper in the six months ended June 30, 2012 was lower than the gross profit margin in the same period in 2011 because of soft customer demand for photo paper for commercial advertising purposes, which led to a declining market price for our digital photo paper.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 were $1,730,802, an increase of $150,837 or 9.55% from $1,579,965 for the comparable period in 2011. The increase was primarily attributable to the fair value of approximately 109,584 shares of common stock issued to certain of our directors and officers in January 2012 to compensate for their services in the past years. The $378,065 share compensation was recorded as a one-time compensation expense during the first quarter of 2012. For the six months ended June 30, 2012, the expenses incurred or accrued for legal and accounting/auditing fees amounted to $69,784 and $305,292, respectively as compared to $429,359 and $353,771, respectively, during the six months ended June 30, 2011. The increased expense from the share compensation offset the decrease in legal expense, accounting/auditing fees and other various expenses in the six months ended June 30, 2012 when compared with the same period a year ago, resulted in the increase of $150,837.

Income from Operations

Operating income for the six months ended June 30, 2012 was $11,808,034, a decrease of $3,123,798 or 20.92% from $14,931,832 for the comparable period in 2011.  In addition to the changes in gross profit and selling, general and administrative expenses as explained above, the difference also reflects a $69,168 loss from disposal of one vehicle and other plant equipments in the six months ended June 30, 2011. There was no gain or loss from disposal of any business property in the six months ended June 30, 2012.

Net Income

Net income was $8,292,481 for the six months ended June 30, 2012, a decrease of $2,421,393 or 22.6% from $10,713,874 for the comparable period in 2011.  The decrease was primarily attributable to the decreased sales revenue and gross profit during the six months ended June 30, 2012. In addition to the changes in revenue and operating expenses, the decrease is also attributable to an increase in interest expense in the amount of $158,580 for the interest charges paid for the long-term debt borrowed from a local credit union on June 10, 2011.

Accounts Receivable

Net accounts receivable and trade notes receivable decreased by $766,962 (or 20.07%) to $3,053,734 as of June 30, 2012, compared with $3,820,696 as of December 31, 2011 due to decreased sales revenue and a more aggressive collection effort to our customers. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 87.36% of total value of ending inventory as of June 30, 2012) and finished goods. As of June 30, 2012, the recorded value of inventory decreased by 14.17% to $8,590,193 from $10,007,928 as of December 31, 2011. The largest change came from the inventory item of recycled paperboard, which is the main raw material for the production of corrugating medium paper and was stated at $4,002,636 as of June 30, 2012. The balance of recycled paperboard on June 30, 2012 was lower than the balance at December 31, 2011 by $1,642,813 but higher than the balance of $3,072,984 on June 30, 2011 by $929,652. Because of limited space of our raw material stocking ground, we have to make more frequent purchase orders of raw materials from our suppliers as the production of the new corrugating medium paper line ramps up. In 2012 we made a purchase of recycled paper board approximately every six days, as opposed to approximately every ten days before year 2011, to keep up with the production of the new 360,000 tonnes/year corrugating medium paper production line. The changes in frequency of purchasing recycled paper board lowered the inventory levels we kept.

A summary of changes in major inventory items is as follows:

	June 30, 2012	December 31, 2011	$ Change	% Change
Raw Materials
Recycled paper board	$4,002,636	$5,645,449	$(1,642,813)	-29.10%
Pulp	13,800	13,718	82	0.60%
Recycled printed paper	760,757	589,165	171,592	29.12%
Recycled white scrap paper	1,696,137	1,918,545	(222,408)	-11.59%
Coal	845,488	661,891	183,597	27.74%
Digital photo base paper and other raw materials	185,387	149,306	36,081	24.17%
Total Raw Materials	7,504,205	8,978,074	(1,473,869)	-16.42%

Finished Goods	1,085,988	1,029,854	56,134	5.45%
Totals	$8,590,193	$10,007,928	$(1,417,735)	-14.17%

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $737,644 as of June 30, 2012, a decrease of $2,028,910 or 73.34% from $2,766,554 as of December 31, 2011.  The Company made accounts payable payments to three vendors in the last two days of June 2012 totaling $1,347,440 and brought down the balance of the accounts payable as of June 30, 2012.

Other payables and accrued liabilities

Other payables and accrued liabilities was $2,381,894 as of June 30, 2012, an increase of $792,353 over the balance of the account as of December 31, 2011. The increase is mainly attributable to a value added tax (“VAT”) receivable of $432,923 recorded in the account of prepayment and other current assets as of December 31, 2011. The 2011 year-end debit balance of VAT receivable was created by the prepaid VAT associated with the purchase costs of the machinery and equipment for the construction of the new corrugating medium paper production line, which was completed in November 2011 and launched by the end of year 2011. Most of such VAT receivable had been utilized in the six months ended June 30, 2012 and no material purchase of machinery and equipment occurred in the quarter ended June 30, 2012. As a result, the VAT receivable turned to the VAT payable of $971,462 as of June 30, 2012.

Liquidity and Capital Resources

Overview

As of June 30, 2012 we had net working capital of $8,778,518, a decrease of $2,545,198 over net working capital of $11,323,716 on December 31, 2011.

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions and major shareholders. Major capital expenditures in the first two quarters of 2012 and year 2011 were primarily financed by cash flows generated from business operations. As of June 30, 2012, we had approximately $1,428,820 in capital expenditure commitments that were mainly related to the remaining unbilled construction cost of a new corrugating medium paper production line, a new power substation, a new 75-tonne boiler and related facilities, and new employee dormitories and will be satisfied by payment of cash within the next 12 months. In addition to the binding contracts that we have entered into, we are considering capital expenditure plans with estimated costs of up to $5 million in the remainder of 2012 and the year of 2013. These plans include building additional offices, cafeteria, and production line worker living quarters over the land across the street that we have recently acquired (see below). We currently have no specific capital expenditure plan regarding our next expansion project in 2013 and afterwards.

Since the spring of 2010 we have been trying to acquire approximately 667,000 square meters of land that is right across the street from our current facilities and have already been approved by the government for our capacity expansion plan. However, since the acquisition process started, we have met significant opposition by some local residents over the price that we offered for their land. We finally completed on April 13, 2012 a partial closing of approximately 58,566 square meters of land with street frontage with local residents and secured all land use right permits. For the 58,566 square meters, we were refunded approximately $3.1 million of the purchase price on April 2, 2012 from the $7.3 million security deposit that we had paid as of March 31, 2012. Subsequently, we paid another $3.3 million in various compensation, taxes and recording fees to the sellers and the government to close out the acquisition on April 13, 2012. The area we acquired as of April 13, 2012 is not large enough to build major tissue paper production facilities as we originally planned. However, because we have run out of space to house new employees and management since the construction of the 360,000 tonnes per year corrugating medium paper line, we plan to first build new offices and employee living quarters on the 58,566 square meter new land across the street. We estimate that the construction of these buildings may take up one third of the space of the new land. We are carefully evaluating the use of the rest of the new land to determine the best use of the space with respect to our next phase of expansion.

The Company currently does not have any plans for equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents as of June 30, 2012 was $6,158,692, an increase of $1,993,246 from $4,165,446 as of December 31, 2011.  The increase of cash and cash equivalents over the six-month period ended 30 June 2012 was primarily attributable to a number of factors, including the following:

i. Net cash provided by operating activities

Net cash provided by operating activities was $13,882,724 for the six months ended June 30, 2012, representing a slight increase of $175,692 or 1.28% from $13,707,032 for the comparable period in 2011.  The net income of the six months ended June 30, 2012 in the amount of $8,292,481 represented a decrease of $2,421,393 or 22.60% from $10,713,874 for the comparable period in 2011.  In addition to the decrease in net income, net decreases in accounts payable of $2,045,625 and in income taxes payable of $829,437 during the six months ended June 30, 2012 also decreased cash balance as of June 30, 2012. These major net cash outflows are offset by non cash item of depreciation and amortization in the amount of $4,050,749 (an increase over the depreciation and amortization during the comparable period in 2011 by $1,861,650), net decrease in inventory of $1,478,010 and net increase in other payables and accrued liabilities of $1,247,500.

ii. Net cash used in investing activities

We incurred $11,397,681 in cash expenditures for investing activities during the six months ended June 30, 2012, compared to $22,480,239 for the same period in 2011 when the construction of the new 360,000 tonnes/year corrugating medium production line was in progress. All expenditures were for the progress payments for the construction of employee dormitories (for a total cost of approximately $4.6 million) and ancillary facilities of the new corrugating medium paper production line, including the facilities to house a new 75-tonne boiler, and additional power substation equipments. We expect to finance any future capital expenditure commitment with (1) our current cash and cash equivalent balance of approximately $6.2 million, (2) cash flows from operating activities in the next twelve months, and (3) additional bank loans or capital leases, if necessary.

iii. Net cash provided by (used in) financing activities

Net cash used in financing activities was $509,935 for the six months ended June 30, 2012, as compared to net cash provided by financing activities in the amount of $3,501,440 for the comparable period in 2011. During the six months ended June 30, 2012, we paid off the principal balance and accrued interest of the RMB 13,000,000 (approximately $2,058,884 based on the currency exchange rate as of June 30, 2012) short-term loan from the Industrial & Commercial Bank of China (“ICBC”) on February 24, 2012. We entered into a new loan agreement of RMB 12,500,000 (approximately $1,979,696 at June 30, 2012) with ICBC on March 13, 2012. The new loan is due on January 4, 2013, bearing an interest rate of 8.856% per annum. Our Board of Directors also declared quarterly dividends at the rate of $0.0125/share for the next four quarters, with the first record date being June 15, 2012. The funds for the first quarterly dividend was already wired to the account of the transfer agent by June 30, 2012 in the amount of $230,747.

Short-term bank loans

		June 30, 2012	December 31, 2011
Industrial & Commercial Bank of China	(a)	$-	$2,046,503
Industrial & Commercial Bank of China	(b)	1,979,634	-
Industrial & Commercial Bank of China	(c)	791,853	787,116
Total short-term bank loans		$2,771,487	$2,833,619

(a)

On March 16, 2011, we obtained from ICBC another accounts receivable factoring facility with a maximum credit limit of $2,046,503 as of December 31, 2011 (“March 2011 Factoring Agreement”). Under the March 2011 Factoring Agreement, the bank has recourse against us if the receivables, which remain in our books at all times, are not fully collected.  The term of the factoring facility expired on February 27, 2012 and carried an interest rate of 6.4236% per annum, which is 106% of the prime rate of loans set by the People’s Bank of China at the time of funding.

(b)	On March 13, 2012, we obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,979,634 as of June 30, 2012 (“March 2012 Factoring Agreement”). Under the March 2012 Factoring Agreement, the bank has recourse against us if the receivables, which remain in our books at all times, are not fully collected. The term of the factoring facility expires on January 4, 2013 and carried an interest rate of 8.856% per annum.

(c)	On August 18, 2011, we obtained from ICBC a new accounts receivable factoring facility with a maximum credit limit of $791,853 as of June 30, 2012 (“August 2012 Factoring Agreement”). Under the August 2012 Factoring Agreement, the bank has recourse against us if the receivables, which remain in our books at all times, are not fully collected. The term of the factoring facility expires on August 15, 2012 and carries an interest rate of 8.528% per annum.

As of June 30, 2012 and December 31, 2011, short-term borrowings were $2,771,487 and $2,833,619, respectively, with no unsecured bank loans. The factoring facilities were secured by essentially all of our accounts receivable in the amount of $3,053,734 and $3,820,696 as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012 and December 31, 2011, we had no unutilized credit facility with the banks. The average short-term borrowing rates for the six months ended June 30, 2012 and 2011 were approximately 8.15% and 5.85%, respectively.

Long-term loan from credit union

As of June 30, 2012 and December 31, 2011, loan payable to Rural Credit Cooperative of Xushui County, amounted to $5,725,100 and $5,690,852.

On March 31, 2011, we entered into a three-year term loan agreement with Rural Credit Cooperation of Xushui County for $1,559,951 as of June 30, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears a rate of 0.72% per month.

On June 10, 2011, we entered into a new term loan agreement with the Rural Credit Cooperative of Xushui County for $4,165,149 as of June 30, 2012. The new loan is secured by our manufacturing equipment of $10,009,274 as of June 30, 2012 and will mature on June 9, 2013. Interest payment is due quarterly and bears a rate of 0.72% per month. As of June 30, 2012, the entire balance of the loan in the amount of $4,165,149 has been presented as current portion of long-term debt in the consolidated balance sheet.

Total interest expenses for the short-term and long-term loans for the three months ended June 30, 2012 and 2011 were $168,959 and $73,504, respectively.

Total interest expenses for the short-term and long-term loans for the six months ended June 30, 2012 and 2011 were $357,973 and $141,190, respectively.

Shareholder loans

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of Orient Paper.  He loaned money to Hebei Baoding Orient Paper Milling Company Limited (“HBOP”) for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of June 30, 2012 and December 31, 2011, net amount due to Mr. Liu were $2,313,149 and $2,499,312, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85%, as of June 30, 2012 and December 31, 2011.  The term is for 3 years and started from January 1, 2010 and is due December 31, 2012.

On August 1 and August 5, 2008, two members of the Board of Directors of HBOP loaned money to Orient Paper for working capital purposes. The loans bore interest at the rate established by the People’s Bank of China and were due on July 31 and August 4, 2011, respectively. Orient Paper paid off the loan balance to both directors of HBOP by August 4, 2011. The interest rate was 5.85% and 5.85% per annum.

The interest expenses incurred for above related party loans are $33,802 and $63,485 for the three months ended June 30, 2012, and 2011 respectively, while the interest expenses were $67,662 and $125,865 for the six months ended June 30, 2012 and 2011 respectively.

Short-Term Cash Advance

We accumulatively borrowed $500,000 in U.S. Dollars from a shareholder to pay for various expenses incurred in the U.S between April and June 2012. The amount was repayable on demand and interest free. We repaid the entire balance by the end of June 30, 2012.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the six months ended June 30, 2012 and 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2012 and December 31, 2011 to translate the Chinese RMB to the U.S. Dollars are 6.3143:1 and 6.3523:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.3141:1, and 6.5316:1 for the six months ended June 30, 2012 and 2011, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of June 30, 2012. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$8,496,587	$6,936,636	$1,559,951	$—	$—
Equipment and Construction Costs Commitment	1,428,820	1,428,820	—	—	—
Operating Lease Obligations	370,587	19,005	38,010	38,010	275,562
Total	$10,295,994	$8,384,461	$1,597,961	$38,010	$275,562

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

As required by Rule 13a-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2012.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 20, 2010, the Company was served notice of a stockholder class action lawsuit filed on August 6, 2010 in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP.  The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected.  The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees.  Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates).  One group of three shareholders with a total alleged loss of approximately $150,000 has filed a motion to be appointed as lead plaintiff and has been so appointed by the court.  The Company and the defendant officers and directors have retained the law firm DLA Piper US LLP to represent them in connection with the lawsuit.  The Company believes that the lawsuit has no merit and intends to mount a vigorous defense. The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. The plaintiffs subsequently filed their opposition to the Company’s motion to dismiss on April 28, 2011. On July 25, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed. On June 21, 2012, the Company reached a proposed settlement of the securities class action lawsuit with the plaintiffs. The terms of the proposed settlement call for dismissal of all the defendants from the action in exchange for a $2 million payment from the Company’s insurer. The Company expects the settlement to be finalized and approved by the court by the end of year 2012.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit. The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

Item 1A.	Risk Factors.

            Information about risk factors for the three months ended June 30, 2012, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

            None.

Item 3.	Defaults Upon Senior Securities.

           To our knowledge, there are no material defaults upon senior securities.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Date: August 9, 2012	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer
(Principal Financial Officer)

