Form 10-Q
period 2012-09-30
Orient Paper Inc.
filed 2012-11-08
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,459,775 shares of common stock, $.001 par value, were outstanding as of November 8, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$13,216,171	$4,165,446
Accounts receivable (net of allowance for doubtful accounts of $74,187 and $76,752 as of September 30, 2012 and December 31, 2011, respectively)	3,689,553	3,820,696
Inventories	9,084,316	10,007,928
Prepayments and other current assets	4,303,233	5,071,215

Total current assets	30,293,273	23,065,285

Prepayment on property, plant and equipment	-	7,241,472
Property, Plant, and Equipment, net	127,342,238	114,651,107
Deferred tax asset	384,648	-

Total Assets	$158,020,159	$144,957,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$4,346,795	$2,833,619
Current portion of long-term loans from credit union	4,157,117	-
Loan from related parties	2,308,688	2,499,312
Accounts payable	1,135,377	2,766,554
Notes payable	553,228	-
Accrued payroll and employee benefits	237,409	308,290
Other payables and accrued liabilities	1,667,896	1,589,541
Income taxes payable	1,445,077	1,744,253

Total current liabilities	15,851,587	11,741,569

Loan from credit union	1,556,943	5,690,852

Total liabilities	17,408,530	17,432,421

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,459,775 and 18,350,191 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	18,460	18,350
Additional paid-in capital	46,135,975	45,758,020
Statutory earnings reserve	5,863,442	5,863,442
Accumulated other comprehensive income	11,940,630	11,442,567
Retained earnings	76,653,122	64,443,064

Total stockholders' equity	140,611,629	127,525,443

Total Liabilities and Stockholders' Equity	$158,020,159	$144,957,864

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$37,651,354	$37,074,759	$107,582,025	$111,834,364

Cost of Sales	(30,831,301)	(29,080,624)	(87,223,136)	(87,259,264)

Gross Profit	6,820,053	7,994,135	20,358,889	24,575,100

Selling, general and administrative expenses	(703,877)	(461,312)	(2,434,679)	(2,041,277)
Gain (Loss) from disposal of property, plant and equipment	45,242	(460)	45,242	(69,628)

Income from Operations	6,161,418	7,532,363	17,969,452	22,464,195

Other Income (Expense):
Interest income	7,014	7,048	17,724	31,302
Interest expense	(219,263)	(222,742)	(644,898)	(489,797)

Income before Income Taxes	5,949,169	7,316,669	17,342,278	22,005,700

Provision for Income Taxes	(1,570,098)	(1,884,909)	(4,670,726)	(5,860,066)

Net Income	4,379,071	5,431,760	12,671,552	16,145,634

Other Comprehensive Income:

Foreign currency translation adjustment	(263,772)	1,161,028	498,063	3,617,082

Total Comprehensive Income	$4,115,299	$6,592,788	$13,169,615	$19,762,716

Earnings Per Share:

Basic and Fully Diluted Earnings per Share	$0.24	$0.30	$0.69	$0.88
Weighted Average Number of Shares
Outstanding – Basic and Fully Diluted	18,459,775	18,350,186	18,455,776	18,349,044

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

	Common Stock				Accumulated
			Additional	Statutory	Other
			Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income	Earnings	Total

Balance at December 31, 2011	18,350,191	$18,350	$45,758,020	$5,863,442	$11,442,567	$64,443,064	$127,525,443

Issuance of shares to officer and directors	109,584	110	377,955	-	-	-	378,065

Foreign currency translation adjustment	-	-	-	-	498,063	-	498,063

Cash dividend paid	-	-	-	-	-	(461,494)	(461,494)

Net income for the nine months ended September 30, 2012	-	-	-	-	-	12,671,552	12,671,552

Balance at September 30, 2012	18,459,775	$18,460	$46,135,975	$5,863,442	$11,940,630	$76,653,122	$140,611,629

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities:
Net income	$12,671,552	$16,145,634
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,222,600	3,311,618
(Gain)/loss from disposition of property, plant and equipment	(45,242)	69,628
(Recovery from)/allowance for bad debts	(2,882)	12,179
Stock-based expense for service received	378,065	30,369
Deferred tax	(385,166)	-
Changes in operating assets and liabilities:
Accounts and notes receivable	149,802	(294,494)
Prepayments and other current assets	789,462	(112,098)
Inventories	965,723	3,921,066
Accounts payable	(1,644,669)	(278,873)
Notes payable	553,973	-
Accrued payroll and employee benefits	(71,853)	49,844
Other payables and accrued liabilities	325,358	(1,030,876)
Income taxes payable	(306,701)	(95,535)

Net Cash Provided by Operating Activities	19,600,022	21,728,462

Cash Flows from Investing Activities:
Prepayment/deposit for purchase of property, plant and equipment	(3,927,667)	(133,314)
Refund of prepayment for purchase of property, plant and equipment	3,109,418	-
Purchases of property, plant and equipment	(10,747,083)	(29,392,070)
Proceeds from disposal of property, plant and equipment	175,416	748

Net Cash Used in Investing Activities	(11,389,916)	(29,524,636)

Cash Flows from Financing Activities:
Proceeds from related party loans	890,000	-
Repayment of related party loans	(1,090,000)	(2,080,636)
Proceeds from bank loans	4,352,643	8,345,664
Repayments of bank loans	(2,849,003)	(4,975,033)
Dividend paid	(461,494)	-

Net Cash Provided by Financing Activities	842,146	1,289,995

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,527)	103,213

Net Increase/(Decrease) in Cash and Cash Equivalents	9,050,725	(6,402,966)

Cash and Cash Equivalents - Beginning of Period	4,165,446	11,348,108

Cash and Cash Equivalents - End of Period	$13,216,171	$4,945,142

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$417,712	$512,748
Cash paid for income taxes	$5,362,593	$5,955,602

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

Orient Paper has no direct equity interest in HBOP. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of HBOP and is deemed to have the effective control over HBOP’s activities that most significantly affect its economic performance, resulting in HBOP being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810- Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from HBOP for the three months ended September 30, 2012 and 2011 were 95.07% and 94.68% respectively, while it was 95.07% and 94.30% for the nine months ended September 30, 2012 and 2011. HBOP also accounted for 71.90% and 68.20% of the total assets of the Company as at September 30, 2012 and December 31, 2011, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2012 and December 31, 2011, details of the Company’s subsidiaries and variable interest entities are as follows:

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2012 and the results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any future period.

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Raw Materials
Recycled paper board	$4,482,383	$5,645,449
Pulp	13,774	13,718
Recycled printed paper	941,841	589,165
Recycled white scrap paper	1,504,155	1,918,545
Coal	508,517	661,891
Base paper and other raw materials	145,464	149,306
	7,596,134	8,978,074
Finished Goods	1,488,182	1,029,854
Totals	$9,084,316	$10,007,928

(4) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Prepaid AMEX annual fee	$13,750	$18,125
Recoverable VAT	4,096,136	4,776,962
Prepaid insurance	111,844	61,357
Prepayment for purchase of materials	75,476	206,930
Others	6,027	7,841
	$4,303,233	$5,071,215

(5) Prepayment on property, plant and equipment

As of September 30, 2012 and December 31, 2011, prepayment on property, plant and equipment consisted of nil and $7,241,472, respectively in respect of prepaid land use right. The land use right has been obtained in April 2012.

(6) Property, plant and equipment

As of September 30, 2012 and December 31, 2011, property, plant and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Property, Plant, and Equipment:
Land use rights	$9,867,084	$2,358,862
Building and improvements	31,688,077	11,145,342
Machinery and equipment	111,938,773	122,844,563
Vehicles	425,514	233,217
Construction in progress	3,922,390	2,335,579
	157,841,838	138,917,563
Less accumulated depreciation and amortization	(30,499,600)	(24,266,456)
Property, Plant and Equipment, net	$127,342,238	$114,651,107

Land use rights represent two parcels of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2053 and 2061, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for the boiler and power substation under construction.

Property, plant and equipment with net values of $9,640,129 have been pledged for the current portion of long-term loans from credit union of HBOP as of September 30, 2012, and $10,646,244 have been pledged for the long-term loan from credit union of HBOP as of December 31, 2011, respectively.

Depreciation and amortization of property, plant and equipment was $2,171,851 and $1,122,519 for the three months ended September 30, 2012 and 2011, respectively.

Depreciation and amortization of property, plant and equipment was $6,222,600 and $3,311,618 for the nine months ended September 30, 2012 and 2011, respectively.

(7) Loans Payable

Short-term bank loans

		September 30, 2012	December 31, 2011
Industrial & Commercial Bank of China	(a)	$-	$2,046,503
Industrial & Commercial Bank of China	(b)	790,326	787,116
Industrial & Commercial Bank of China	(c)	1,975,816	-
Bank of Hebei	(d)	1,580,653	-
Total short-term bank loans		$4,346,795	$2,833,619

(a)	On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $2,046,503 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on February 27, 2012 and carried an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The company paid off the balance of the factoring facility on February 24, 2012.

(b)

On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on August 15, 2012 and carried an interest rate of 8.528% per annum. The Company paid off the 2011 factoring outstanding balance on August 15, 2012 and subsequently refinanced with the Industrial & Commercial Bank of China on September 4, 2012 under similar terms, except carries an interest rate of 6.6% per annum. The unpaid balance of the factoring facility was $790,326 as of September 30, 2012. This new factoring facility will expire on August 28, 2013.

(c)	On March 13, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,975,816 as of September 30, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on January 4, 2013 and carries an interest rate of 8.856% per annum as of September 30, 2012, or 3.5% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

(d)	On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,580,653 and on notes payable of $1,580,653, respectively. The facility is guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,580,653 as of September 30, 2012. The loan bears interest at the rate of 6.6% per annum. Both the term of the banking facility and loan are for one year and expire on September 19, 2013.

As of September 30, 2012 and December 31, 2011, there were secured short-term borrowings of $2,766,142 and $2,833,619, respectively, and unsecured bank loans of $1,580,653 and nil, respectively. The factoring facility was secured by the Company’s accounts receivable in the amount of $2,776,936 and $3,820,696 as of September 30, 2012 and December 31, 2011, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2012 and December 31, 2011, the Company had no unutilized credit facility for bank loans with the banks, while for there are $1,027,425 and nil of unutilized credit facility for notes payable with the bank as of September 30, 2012 and December 31, 2011 respectively. The average short-term borrowing rates for the nine months ended September 30, 2012 and 2011 were approximately 8.28% and 6.07%, respectively. The average short-term borrowing rates for the three months ended September 30, 2012 and 2011 were approximately 8.46% and 6.46%, respectively.

Long-term loans from credit union

As of September 30, 2012 and December 31, 2011, loan payable to Rural Credit Union of Xushui County, amounted to $5,714,060 and $5,690,852.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,556,943 as of September 30, 2012 and $1,550,619 as of December 31, 2011. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011, the Company entered into a new term loan agreement with the Rural Credit Union of Xushui County for an amount that is $4,157,117 and $4,140,233 as of September 30, 2012 and December 31, 2011, respectively. The new loan is secured by its manufacturing equipment of $9,640,129 and $10,646,244 as of September 30, 2012 and December 31, 2011, respectively, and will mature on June 9, 2013. Interest payment is due quarterly and bears the rate of 0.72% per month. As of September 30, 2012, the entire balance of the loan in the amount of $4,157,177 has been presented as current portion of loan-term debt from credit union in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loan for the three months ended September 30, 2012 and 2011 was $185,495 and $178,685, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2012 and 2011 were $543,468 and $319,874, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to HBOP for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu. Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of September 30, 2012 and December 31, 2011, net amount due to Mr. Liu were $2,308,688 and $2,299,312, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum, respectively, as of September 30, 2012 and December 31, 2011.  The term is for 3 years and starts from January 1, 2010 and is due on December 31, 2012.

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

The interest expenses incurred for above related party loan are $33,768 and $44,057 for the three months ended September 30, 2012, and 2011, while the interest expenses were $101,430 and $169,923 for the nine months ended September 30, 2012 and 2011.

On November 30, 2011, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. During the period, the Company further borrowed $890,000 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance on September 30, 2012.

(9) Notes payable

As of September 30, 2012, the Company had two commercial notes payable from Bank of Hebei to one of its major suppliers for $553,228. The notes payable are under the banking facility obtained from Bank of Hebei in September 13, 2012 as mention in Note (7). They bear interest rate at nil% per annum and will become due and payable for $316,130 and $237,098 on March 24 and March 27, 2013, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011
Accrued electricity	$292,812	$314,598
Accrued professional fees	74,000	58,000
Value-added tax payable	371,527	-
Accrued interest	496,205	269,019
Payable for purchase of equipment	271,718	936,908
Insurance premium payable	112,903	-
Others	48,731	11,016
Totals	$1,667,896	$1,589,541

(11) Common Stock

Issuance of common stock pursuant to the 2011 Incentive Stock Plan

On January 12, 2012, the Company issued shares of 109,584 out of the 2011 Incentive Stock Plan of Orient Paper Inc. (the “2011 ISP”) to certain of its directors and officers when the stock was at $3.45 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $378,065 as of the date of issuance. The 2011 ISP was approved by the shareholders of the Company in August 2011 and sets aside 375,000 shares of the Company’s common stock for the purpose of compensating services provided by the employees, directors and other service providers. See Note (14), Stock Incentive Plan, for more details of the 2011 ISP.

Dividend declared

On June 1, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125 per share. The dividend is payable July 2, 2012 to shareholders of record as of the close of business of June 15, 2012. All the dividends were paid on June 27, 2012.

In addition, on September 4, 2012, the Company announced another quarterly dividend of $0.0125 per share, with record date on September 14, 2012. The dividends were paid on September 25, 2012.

The Board of Directors also approved that quarterly dividend of $0.0125 per share will also be paid in the next two quarters on such dates as the Board of Directors shall determine. Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Earnings per Share

For the three months and nine months ended September 30, 2012 and 2011, there were no securities with dilutive effect issued and outstanding. The basic and diluted net income per share were calculated as follows:

	Three Months Ended September 30,
	2012	2011
Basic income per share
Net income for the period – numerator	$4,379,071	$5,431,760
Weighted average common stock outstanding – denominator	18,459,775	18,350,186
Net income per share	$0.24	$0.30

Diluted income per share
Net income for the period – numerator	$4,379,071	$5,431,760
Weighted average common stock outstanding – denominator	18,459,775	18,350,186
Effect of dilution	-	-
Weighted average common stock outstanding – denominator	18,459,775	18,350,186
Diluted income per share	$0.24	$0.30

	Nine Months Ended September 30,
	2012	2011
Basic income per share
Net income for the period – numerator	$12,671,552	$16,145,634
Weighted average common stock outstanding – denominator	18,455,776	18,349,044
Net income per share	$0.69	$0.88

Diluted income per share
Net income for the period – numerator	$12, 671,552	$16,145,634
Weighted average common stock outstanding – denominator	18,455,776	18,349,044
Effect of dilution	-	-
Weighted average common stock outstanding – denominator	18,455,776	18,349,044
Diluted income per share	$0.69	$0.88

(13) Income Taxes

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for income taxes for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012	2011
Provision for Income Taxes
Current Tax Provision – PRC	$1,955,264	$1,884,909
Deferred Tax Provision – PRC	(385,166)	-
Total Provision for Income Taxes	$1,570,098	$1,884,909

The provision for income taxes for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
Provision for Income Taxes
Current Tax Provision – PRC	$5,055,892	$5,860,066
Deferred Tax Provision – PRC	(385,166)	-
Total Provision for Income Taxes	$4,670,726	$5,860,066

During the three months ended September 30, 2012 and 2011, the effective income tax rate was estimated by the Company to be 26.4% and 25.8%, respectively, while during the nine months ended September 30, 2012 and 2011, the effective income tax rate was estimated by the Company to be 26.9% and 26.6%, respectively. The effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Baoding Shengde and the VIE, HBOP are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

On June 1, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125/share for four quarters starting the first record date of June 15, 2012. Total cash dividends for the four quarters are expected to be approximately $922,989 based on the total shares issued and outstanding as of September 30, 2012. The source of fund for the first and second cash dividend paid by the Company as of September 30, 2012 was provided by HBOP, the Company’s VIE. For purposes of the condensed consolidated financial statements, the dividend paid has been recorded as a distribution from the Company’s retained earnings. For U.S federal income tax purposes, the Company made the assumption that, despite the repatriation of fund was made by a variable interest entity and not the Company’s wholly-owned subsidiary, the receipt of a profit distribution from its Chinese VIE constitute a tax item of income that will be fully offset by the Company’s current year ordinary tax deductions and accumulated Net Operating Losses (NOLs), which amounted to $5,149,592 as of December 31, 2011. The Company’s Board of Directors does not believe that its current and future dividend policy and the available U.S. tax deductions and NOLs will cause the Company to recognize any substantial current U.S. federal or state corporate income tax liability. Nor does the Board of Directors believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, HBOP are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes (former FIN 48, Accounting for Uncertainty in Income Taxes). To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2012 and December 31, 2011, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for both the three months and the nine months ended September 30, 2012 and 2011, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) Stock Incentive Plan

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2011 ISP's administration. No stock or option was issued under the 2012 ISP on or before September 30, 2012.

(15) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $18,968 (RMB 120,000).  This operating lease is renewable at the end of the 30-year term. The rental expenses for the three months ended September 30, 2012 and 2011 were $4,742 and $4,685, while the rental expenses were $14,245 and $13,871 for the nine months ended September 30, 2012 and 2011, respectively.

Future minimum lease payments are as follows:

September 30,	Amount
2013	$12,645
2014	18,968
2015	18,968
2016	18,968
2017	18,968
Thereafter	270,291
Total operating lease payments	$358,808

Capital commitment

The Company has signed several contracts for constructing of boiler and power substation. The outstanding commitments are $516,083 and $4,860,965 as of September 30, 2012 and December 31, 2011.  The Company expected to pay off all the balances by the end of 2012.

Pending Litigation

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP. The complaint in the lawsuit, Mark Henning, et al. v. Orient Paper et al. , CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected. The complaint seeks, among other relief, compensatory damages, attorneys' fees and experts’ fees. Plaintiffs purport to sue on behalf of themselves and a class consisting of the Company’s stockholders (other than the defendants and their affiliates). The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. On June 21, 2012, the Company reached a proposed settlement of the securities class action lawsuit with the plaintiffs. The terms of the proposed settlement call for dismissal of all the defendants from the action in exchange for a $2 million payment from the Company’s insurer. The court granted preliminary approval of the settlement on November 5, 2012, and the Company expects final settlement approval by the court during the first quarter of 2013. The management believes that the proposed settlement, if approved, should have no material impact on the Company’s condensed consolidated financial statements.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit, to which the Company filed an answering brief on August 31, 2012. The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

(16) Segment Reporting

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

Summarized financial information for the two reportable segments for the three months and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30, 2012
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$35,795,860	$1,855,494	$-	$-	$37,651,354
Gross Profit	6,359,616	460,437	-	-	6,820,053
Depreciation and amortization	1,495,447	676,404	-	-	2,171,851
Interest income	6,434	557	23	-	7,014
Interest expense	216,065	-	3,198	-	219,263
Income tax expense	1,461,159	108,939	-	-	1,570,098
Net Income (Loss)	4,385,536	301,474	(326,937)	18,998	4,379,071

	Three Months Ended September 30, 2011
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$35,103,908	$1,970,851	$-	$-	$37,074,759
Gross Profit	7,360,928	633,207	-	-	7,994,135
Depreciation and amortization	890,754	231,765	-	-	1,122,519
Interest income	5,902	1,055	91	-	7,048
Interest expense	222,742	-	-	-	222,742
Income tax expense	1,734,687	150,222	-	-	1,884,909
Net Income (Loss)	5,489,718	431,648	(489,606)	-	5,431,760

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine Months Ended September 30, 2012
	HBOP	Baoding Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$102,277,317	$5,304,708	$-	$-	$107,582,025
Gross Profit	19,013,163	1,345,726	-	-	20,358,889
Depreciation and amortization	5,072,530	1,150,070	-	-	6,222,600
Interest income	13,898	3,748	78	-	17,724
Interest expense	641,700	-	3,198	-	644,898
Income tax expense	4,356,289	314,437	-	-	4,670,726
Net Income (Loss)	12,747,873	914,059	(1,001,459)	11,079	12,671,552
Total Assets	113,620,824	44,231,757	167,578	-	158,020,159
Nine Months Ended September 30, 2011
HBOP		Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$105,458,805	$6,375,559	$-	$-	$111,834,364
Gross Profit	22,363,477	2,211,623	-	-	24,575,100
Depreciation and amortization	2,627,066	684,552	-	-	3,311,618
Interest income	17,428	13,629	245	-	31,302
Interest expense	489,797	-	-	-	489,797
Income tax expense	5,326,206	533,860	-	-	5,860,066
Net Income (Loss)	16,097,568	1,574,376	(1,526,310)	-	16,145,634
Year Ended December 31, 2011
HBOP		Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Total Assets	111,305,277	46,180,744	224,868	(12,753,025)	144,957,864

(17) Concentration of Major Suppliers

For the three months ended September 30, 2012, the Company had two major suppliers accounted for 76% and 8% of the total purchases. For the three months ended September 30, 2011, the Company had two major suppliers which primarily accounted for 75% and 5% of the total purchases.

For the nine months ended September 30, 2012, the Company had two major suppliers which accounted for 76% and 7% of total purchases. For the nine months ended September 30, 2011, the Company had two major suppliers which primarily accounted for 77% and 10% of total purchases.

(18) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2012 and December 31, 2011, respectively.

(19) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(20) Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11 - Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Its adoption of ASU 2011-11 is not expected to have material impact on its condensed consolidated financial statements.

Item 2           Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue for the three months ended September 30, 2012 was $37,651,354, an increase of $576,595 or 1.56% from $37,074,759 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper for the three months ended September 30, 2012 was $35,795,860, an increase of $691,952 or 1.97% from $35,103,908 for the comparable period in 2011. The increase was the result of a number of favorable and unfavorable factors, including: (1) an increase in sales of corrugating medium paper as we ramp up the production of the new 360,000 tonnes/year new production line (“New Production Line”) during the quarter ended September 30, 2012, (2) a decrease in revenue caused by the suspension of trading activities of offset printing paper since the quarter ended March 31, 2012, and (3) decreases in Average Selling Prices (“ASPs”) for 12.11% and 14.01% for corrugating medium and offset printing paper, respectively, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Total offset printing and corrugating medium paper sold during the three months ended September 30, 2012 amounted to 83,251 tonnes, an increase of 27,609 tonnes or 49.62%, compared to 55,642 tonnes sold in the comparable period in the previous year. We did not sell any finished goods that we purchased from other manufacturers during the three months ended September 30, 2012 because of the downward pricing pressure which squeezed the profit margin of the trading activities since January 2012. As a comparison, during the three months ended September 30, 2011, we sold 6,089 tonnes of offset printing paper (or 20.68% of total printing paper sold for that quarter) purchased from other manufacturers for a revenue of $5,038,357.

During July, August and September 2012, we produced and sold 16,532 tonnes, 9,376 tonnes, and 21,183 tonnes, respectively, of corrugating medium paper from the New Production Line that we launched in December 2011. With the 47,091 tonnes produced by the new production line, total quantity of corrugating medium paper sold during the quarter ended September 30, 2012 was 66,956 tonnes, an increase of 40,967 tonnes or 157.63% from 25,989 tonnes in the comparable period in the previous year. The changes in revenue dollar amount and in tonnage from the quarter ended September 30, 2011 to the same period in year 2012 are summarized as follows:

	Three Months Ended		Three Months Ended		Change in		Percentage
	September 30, 2012		September 30, 2011				Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.	Amount
Corrugating Medium Paper	66,956	$24,284,627	25,989	$10,742,793	40,967	$13,541,834	157.63%	126.06%
Offset Printing Paper	16,295	$11,511,233	29,653	$24,361,115	(13,358)	$(12,849,882)	-45.05%	-52.75%
Total Corrugating Medium and Offset Printing Paper Sales Revenue	83,251	$35,795,860	55,642	$35,103,908	27,609	$691,952	49.62%	1.97%

Monthly sales revenue, including revenue from the sales of purchased paper finished goods and excluding revenue of digital photo paper, for the 21 month period ended September 30, 2012, are summarized below. Monthly sales in February 2011, January 2012 and February 2012 were substantially lower than average mainly because of the extended Chinese New Year Holiday in both 2012 and 2011. Monthly sales in April and May 2012 were lower due to a suspension of production caused by a malfunction in the water treatment plant. Sales in August 2012 were also lower because of the interruption of production by the installation of the new boiler.

The ASPs for our main products in the three-month periods ended September 30, 2011 and 2012 are summarized as follows:

	Offset Printing Paper ASP	Corrugating Medium Paper ASP
Quarter ended September 30, 2011	$821	$413
Quarter ended September 30, 2012	$706	$363
Decrease from comparable period in the previous year	$(115)	$(50)
Decrease as a percentage	-14.01%	$-12.11%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 21-month period ended September 30, 2012:

Corrugating Medium Paper

Revenue from corrugating medium paper amounted to $24,284,627 (or 67.84% of total offset printing paper and corrugating medium paper revenue) for the three months ended September 30, 2012, representing a $13,541,834 (or 126.06%) increase over the corrugating medium paper revenue of $10,742,793 for the comparable period in 2011. We sold 66,956 tonnes of corrugating medium paper for the three months ended September 30, 2012 as compared to 25,989 tonnes for the same period in 2011, representing a 157.63% increase in quantities sold. Despite the increase in sales quantity, ASP for corrugating medium paper dropped from $413/tonne for the three months ended September 30, 2011 to $363/tonne for the three months ended September 30, 2012, representing a 12.11% decrease over the comparable period. The decline in the ASP appears to be a result of the economic slowdown throughout China, as manufacturing activities contracted due to the crisis in Europe as well as the Chinese government’s effort to cool off the domestic construction activities. According to a report from China Industry Research Report Network, paper ASPs in China may continue to stay low for the coming periods. Although we predict that ASPs for packaging paper may see a seasonal upward adjustment in the fourth quarter of 2012 for the upcoming holiday season in December and January, we believe the ASP for the corrugating medium paper will not fundamentally improve at least until the first quarter of year 2013, or until the Chinese government announces new economic policies to stimulate domestic economy and consumer spending.

We launched the New Production Line in December 2011. Quantities sold from the commencement to September 2012 are as follows.

We are in the process of ramping up the new production line. Currently, the production speed is limited by the steam pressure at the drying section of the production line. We installed a new 75 tonnes/hour boiler in August 2012 and expect the machine speed will significantly improve. For the month of September 2012, we produced 21,752 tonnes of corrugating medium from the new production line, representing a run rate of 72.51% of the monthly design capacity. We project that annual production quantity from the New Production Line will be approximately 180,000 tonnes for the year of 2012.

Offset Printing Paper

Revenue from offset printing paper amounted to $11,511,233 (or 32.16% of total offset printing paper and corrugating medium paper revenue) for the three months ended September 30, 2012, which represents a $12,849,882 (or 52.75%) decrease from the offset printing paper revenue of $24,361,115 for the comparable period in 2011. We sold 16,295 tonnes of offset printing paper in the quarter ended September 30, 2012 compared to 29,653 tonnes of offset printing paper in the comparable period in year 2011, a decrease of 13,358 tonnes or 45.05%. We believe that the factors contributing to the decrease in both total quantity and dollar amount sold in the three months ended September 30, 2012 include (1) the decrease in ASP for offset printing paper products from $821/tonne in the quarter ended September 30, 2011 to $706/tonne in the quarter ended September 30, 2012, representing a decrease of 14.01%; (2) a softening demand for printing paper in our region, possibly due to a slow economy, (3) the suspension of offset printing paper trading activities, as explained above, and (4) production interruption in the month of August 2012 due to the installation of the new boiler. Because of shrinking gross profit margin of the trading activities caused by the decrease in offset printing paper ASP, we decided to temporarily suspend offset printing paper trading after January 2012. Gross revenue from trading of offset printing paper finished goods is nil for the three months ended September 30, 2012, while gross revenue from trading of offset printing paper finished goods was $5,038,357 (or 6,089 tonnes) for the comparable period in 2011 and accounted for 20.68% of the gross revenue of offset printing paper for that quarter.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $1,855,494 (or 4.93% of total revenue) for the three months ended September 30, 2012, a decrease of $115,357 or 5.85% from $1,970,851 (or 5.32% of total revenue) for the three months ended September 30, 2011. When comparing to the quarter ended September 30, 2011, the ASP of our digital photo paper decreased from $3,975/tonne to $3,865/tonne. We sold 480.13 tonnes of digital photo paper in the three months ended September 30, 2012, as compared to 495.77 tonnes in the same period a year ago. The 3.15% year-over-year decline in quantity sold and the 2.77% year-over-year decline in ASP appear to be a result of softening customer demand in a weak economy. We believe the market demand and the ASP may not fully recover until the first half of year 2013, or until fundamental changes in the PRC domestic economy take place.

We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2). Although there are minor seasonal fluctuations, we have not significantly adjusted down the ASP of our digital photo paper since the second quarter of year 2011. However, because of the depressed domestic economy, we believe there will still be market pricing pressure on digital photo paper in the near future. Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 21 months from January 2011 to September 30, 2012 are summarized as follows:

23

Cost of Sales

Corrugating Medium Paper and Offset Printing Paper

Total cost of sales for corrugating medium paper and offset printing paper for the three months ended September 30, 2012 was $29,436,244, an increase of $1,693,264 or 6.10% from $27,742,980 for the comparable period in 2011. The increase in total cost of sales in the third quarter of year 2012 is primarily due to the increase in sales volume of corrugating medium paper in the quarter ended September 30, 2012 compared to the comparable period in 2011. As explained above, total sales revenue (excluding revenue from sales of digital photo paper) increased from $35,103,908 in the quarter ended September 30, 2011 to $35,795,860 in the comparable period in year 2012, representing a 1.97% year-over-year increase. Cost of sales for total corrugating medium paper amounted to $19,689,569 for the quarter ended September 30, 2012, as compared to $7,779,019 for the same period in 2011. The $11,910,550 increase in corrugating medium paper cost of sales was further offset by a reduction in offset printing paper cost of sales. Changes in cost of sales and cost per tonne by product for the three-month periods ended September 30, 2012 and 2011 are summarized below:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2012		September 30, 2011			Change in			Percentage Change in
	Cost of Sales	Cost per tonne	Cost of Sales		Cost per tonne	Cost of Sales		Cost per tonne	Cost of Sales	Cost per tonne
Corrugating medium paper	$19,689,569	$294	$7,779,019		$299	$11,910,550		$(5)	153.11%	(1.67)%
Offset printing paper	$9,746,675	$598	$19,963,961		$673	$(10,217,286)		$(75)	(51.18)%	(11.14)%
Total corrugating medium and offset printing paper	$29,436,244	n/a	$27,742,980	$	n/a	$1, 693,264	$	n/a	6.10%	n/a

Digital Photo Paper

Total cost of sales of digital photo paper amounted to $1,395,057 for the three months ended September 30, 2012, representing an increase of $57,413, or 4.29%, over the cost of sales of $1,337,644 in the comparable period in year 2011. The slightly increase is primarily due to additional cost of repairs and maintenance works charged to production cost in the third quarter of 2012. During the quarter ended September 30, 2012, repairs and maintenance included in digital photo paper cost of sales was in the amount of $69,112, as compared to $29,476 in the quarter ended September 30, 2011.

Monthly average purchase costs of our major raw materials for the period beginning January 2011 and ending September 2012 are as follows:

Costs for all types of raw materials in the first half of the 21-month period ended September 30, 2012 were generally on an upward trend and reached the highest point over the period toward the end of October 2011. Our average unit purchase costs (net of applicable value added tax) of recycled paper board, recycled white scrap paper, and recycled printed paper in the month of October 2011 were $204/tonne, $424/tonne, and $318/tonne, respectively. Starting from November 2011, the raw material prices have been declining, reflecting a softening demand from other paper producers in an economic slowdown. By the month of September 2012, the average unit purchase costs of recycled paper board, recycled white scrap paper, and recycled printed paper were $162/tonne, $365/tonne, and $271/tonne, respectively, which represent decreases of 21%, 14% and 15% from the prices in October 2011, respectively. Our production uses entirely domestic recycled paper (produced mainly from the Beijing-Tianjin metropolitan area, where 40% of the publishing companies are located) and do not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper. Depending on the regional economic outlook for the rest of year 2012, we believe that the future waste paper raw material costs may continue to reflect weaker market demand.

Electricity and coal are the two main energy sources of our paper manufacturing activities. Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months. Historically, electricity and coal account for approximately 8% and 12% of our total cost of sales, or approximately 6% and 9% of total sales, respectively. However, as we ramp up the run rate of New Production Line, which is considerably more energy efficient, we expect to see the portion in sales and cost of sales represented by electricity and coal to decrease over time. The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales and sales of our main paper products for the 21 months ended September 30, 2012 are summarized as follow:

Energy Cost to Total Cost of Sales (excluding cost of trading sales)
January 2011 Through September 2012
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Jan-11
Mar-11
May-11
Jul-11
Sep-11
Nov-11
Jan-12
Mar-12
May-12
Jul-12
Sep-12
Month
Electricity Cost to Total COGS
Coal Cost to Total COGS
Total Energy Cost to Total COGS

Gross Profit

Corrugating Medium Paper and Offset Printing Paper

Gross profit for corrugating medium paper and offset printing paper for the three months ended September 30, 2012 was $6,359,616, a net decrease of $1,001,312 or 13.60% from $7,360,928 for the comparable period in 2011. The net decrease in gross profit was primarily attributable to (1) the $319,973 gross profit in the third quarter of 2011 that was contributed by trading of offset printing paper purchased from third party suppliers, which has been discontinued since January 2012, (2) the 14.01% and 12.11% year-over-year declines in ASPs of our offset printing paper and corrugating medium paper explained in the discussion of changes in revenue above, and (3) a 6.10% year-over-year increase in cost of sales for offset printing paper and corrugating medium paper in the third quarter of 2012, versus a smaller 1.97% growth in sales. Because of declining ASPs, monthly gross profit margin of corrugating medium paper and offset printing paper generally has been decreasing since the beginning of 2012. For the three months ended September 30, 2012, our gross profit margins on corrugating medium paper and offset printing paper were 18.92% and 15.33%, respectively. The gross profit margins on corrugating medium paper and offset printing paper for the comparable period in 2011 were 27.59% and 18.05%, respectively.

Monthly Gross Profit Margins on the sales of our corrugating medium paper and offset printing paper for the 21-month period ending September 30, 2012 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the three months ended September 30, 2012 amounted to $460,437 or 24.81% as a percentage of total digital photo paper sales, compared with $633,207, or 32.13% as a percentage to total digital photo paper sales in the same period last year. The decline of gross profit margin is a direct result of both lower production quantity (and in terms of quantity sold, 3.15% less than the same period in 2011) and a lower ASP (2.77% lower than the ASP in the same period of previous year). The low ASP of digital photo paper reflects the contraction of the domestic consumption and business activities (including commercial advertising) since the beginning of year 2012. We believe that the Chinese economy may not fully recover to the pre-2012 level at least until the first half of 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $703,877, an increase of $242,565 or 52.58% from $461,312 for the comparable period in 2011. The increase was mainly attributable to (1) a difference in the balances of net gains on foreign currency transaction between the quarter ended September 30, 2012 and 2011 for $149,167, (2) increase in depreciation of dormitory buildings and land use rights amortization in the quarter ended September 30, 2012 for $76,836, and (3) increase in wages and salary in the quarter ended September 30, 2012 for $37,005 as compared to the same period in 2011.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenue for the nine months ended September 30, 2012 was $107,582,025, a decrease of $4,252,339 or 3.80% from $111,834,364 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue of offset printing paper and corrugating medium paper for the nine months ended September 30, 2012 was $102,277,317, a decrease of $3,181,488 or 3.02% from $105,458,805 for the comparable period in 2011. The decrease was mainly caused by (1) the suspension since January 2012 of trading activities of offset printing paper that we purchased from other manufacturers, (2) a declining trend of product ASPs, (3) a temporary shutdown of the offset printing paper and corrugating medium production lines for 17 days beginning on April 22,2012 because of certain malfunction of the biological processing at our water treatment plants, and (4) interruption of production in August 2012 for the installation of boiler and the government inspection of our facilities. These negative impacts are offset in part by the sales revenue of the corrugating medium paper produced by our New Production Line launched in December 2011. For the nine months ended September 30, 2012, revenue attributable to the new production line amounted to $43,101,542.

Revenue from corrugating medium paper amounted to $64,905,678 (or 60.33% of total revenue) for the nine months ended September 30, 2012, representing a $34,611,741 (or 114.25%) increase from the corrugating medium paper revenue of $30,293,937 for the comparable period in 2011. We sold 170,731 tonnes of corrugating medium paper in the nine months ended September 30, 2012 compared to 75,141 tonnes sold in the same period in 2011, an increase of 95,590 tonnes or 127.21%. During the nine months ended September 30, 2012, 112,170 tonnes (or 65.70%) of corrugating medium paper sold were produced by New Production Line that we launched in December 2011. ASP for corrugating medium paper in the nine months ended September 30, 2012 dropped to $380/tonnes from $403/tonne (a $23 or 5.71% decrease) for the same period in 2011.

Revenue from offset printing paper amounted to $37,371,639 (or 34.74% of total revenue) for the nine months ended September 30, 2012, which represents a $37,793,229 (or 50.28%) decrease from the offset printing paper revenue of $75,164,868 for the comparable period in 2011. Our ASP for offset printing paper dropped to $737/tonne for the nine months ended September 30, 2012 from $806/tonne (a 8.56% decrease) for the nine months ended September 30, 2011. In addition to the sliding ASP, we sold 50,741 tonnes of offset printing paper in the nine months of 2012 compared to 93,210 tonnes for the same period in 2011, a decrease of 42,469 tonnes or 45.56%. The main reason for the decrease in quantity sold/produced is the decision to discontinue the trading activities of offset printing paper since January 2012, whereas revenue from such trading activities accounted for $20,876,513 (from 25,911 tonnes of paper sold) of total revenue for the nine months ended September 30, 2011. The operations of our offset printing paper production lines were also interrupted during April and August 2012 for maintenance of the water treatment plant and for installation and inspection of a new boiler. The declining ASP since the end of year 2011 also reflected a soft demand in the Chinese paper markets and fewer purchase orders for our paper products.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended		Change in		Percentage
	September 30, 2012		September 30, 2011				Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Corrugating Medium Paper	170,731	$64,905,678	75,141	$30,293,937	95,590	$34,611,741	127.21%	114.25%
Offset Printing Paper	50,741	$37,371,639	93,210	$75,164,868	(42,469)	$(37,793,229)	-45.56%	-50.28%
Total Corrugating medium and Offset Printing Paper Sales Revenue	221,472	$102,277,317	168,351	$105,458,805	53,121	$(3,181,488)	31.55%	-3.02%

Average ASPs for our main products in the nine-month periods ended September 30, 2011 and 2012 are summarized as follows:

	Medium-Grade Offset ASP	Corrugating Medium Paper ASP
Nine Months ended September 30, 2011	$806	$403
Nine Months ended September 30, 2012	$737	$380
Decrease from comparable period in the previous year	$(69)	$(23)
Decrease as a percentage	-8.56%	$-5.71%

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $5,304,708 (or 4.93% of total revenue) for the nine months ended September 30, 2012 compared to $6,375,559 (or 5.7% of total revenue) for the nine months ended September 30, 2011:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2012		September 30, 2011		Change in		Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount
Digital Photo Paper	1,366.91	$5,304,708	1,579.28	$6,375,559	-212.37	$(1,070,851)	-13.45%	-16.80%

In addition to the decrease in the digital photo paper quantity sold for the nine months ended September 30, 2012, we have also adjusted the sales prices of our products. Digital photo paper ASP decreased from $4,037/tonne in the nine months ended September 30, 2011 to $3,881/tonne during the comparable period in 2012, representing a 3.86% year-over-year drop.

Cost of Sales

Corrugating Medium Paper and Offset Printing Paper

Total cost of sales of corrugating medium paper and offset printing paper for the nine months ended September 30, 2012 was $83,264,154, a slight increase of $168,826 or 0.20% from $83,095,328 for the comparable period in 2011. The increase in total cost of sales is mainly attributable to the 127.21% year-over-year tonnage growth in the corrugating medium paper sold for the three quarters ended September 30, 2012 and a larger fixed cost (for example, depreciation of machinery and equipment charged to cost of sales) of the new corrugating medium production line in the cost pool. Changes in cost of sales and cost per tonne by product for the nine-month periods ended September 30, 2012 and 2011 are summarized below:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2011			Change in			Percentage Change in
	Cost of Sales	Cost per tonne	Cost of Sales		Cost per tonne	Cost of Sales		Cost per tonne	Cost of Sales	Cost per tonne
Corrugating medium paper	$51,977,927	$304	$21,435,661		$285	$30,542,266		$19	142.48%	6.67%
Offset printing paper	$31,286,227	$617	$61,659,667		$662	$(30,373,440)		$(45)	(49.26)%	(6.80)%
Total corrugating medium and offset printing paper	$83,264,154	n/a	$83,095,328	$	n/a	$168,826	$	n/a	0.20%	n/a

Digital Photo Paper

For the nine months ended September 30, 2012, cost of sales for digital photo paper was $3,958,982, a decrease of $204,954, or 4.92% compared to $4,163,936 for the same period in year 2011. The decrease is mainly attributable to a 13.45% decrease in digital photo paper quantities sold during the nine months ended September 2012.

Gross Profit

Gross profit for the nine months ended September 30, 2012 was $20,358,889 or 18.92% of total revenue, representing a decrease of $4,216,211 or 17.16% from $24,575,100 (or 21.97% of total revenue) for the same period in year 2011.

Corrugating Medium Paper and Offset Printing Paper

Gross profit for corrugating medium paper and offset printing paper for the nine months ended September 30, 2012 was $19,013,163, a decrease of $3,350,314 or 14.98% from $22,363,477 for the comparable period in 2011. The decrease was primarily attributable to factors including: (1) a 3.02% year-over-year decrease in total sales revenue of corrugating medium paper and offset printing paper, and (2) 0.20% increase in related cost of sales. The overall gross profit margin for corrugating medium paper and offset printing paper for the nine months ended September 30, 2012 decreased by 2.62%, from 21.21% for the comparable period in 2011 to 18.59%.

Gross profit margin for the corrugating medium paper for the nine months ended September 30, 2012 was 19.92%, compared to 29.24% for the comparable period in 2011. The gross profit margin was substantially lower in the nine months ended September 30, 2012 as compared to the same period in 2011 mainly because (1) the New Production Line was still in its early stage of production ramp-up, where the actual production of 114,421 tonnes in the nine months ended September 30, 2012 accounted for an annualized 42.39% of maximum capacity of the new production line, which increased the per unit cost of production; (2) productivity loss during the production interruptions in April/May 2012 for water treatment plant maintenance and in August 2012 for a government inspection of our facilities following the installation of a new boiler, which further increased the per unit cost of production; and (3) the weakened market demand in 2012, which lower the ASPs by 5.71% as compared with the comparable period in 2011 for our corrugating medium paper products. However, as the new boiler provides additional steam pressure to dial up the machine speed, we expect production of the New Production Line to increase and per unit cost of production to decrease in the fourth quarter 2012 and going forward. Absent further deterioration of ASP, we are cautiously optimistic about the prospect of the effect of the ramp-up on raising gross profit margin of our corrugating medium paper, as the fixed costs of the new production are fully absorbed by a larger quantity of production output.

Despite a year-over-year decrease in quantity sold of offset printing paper for 45.56%, which should increase our per unit cost of production, gross profit margin was 16.28% for the nine months ended September 30, 2012, decreased slightly by only 1.69% (as a percentage of sales) as compared to 17.97% for the same period in 2011. During the nine months ended September 30, 2011, 27.77% of offset printing paper revenue came from the trading activities of printing paper finished goods purchased from third party suppliers. The offset printing trading generated a much lower gross profit margin of 5.97% in the first three quarters of 2011 and, therefore, did not cause the gross profit margin to decrease substantially as we discontinued the trading activities in January 2012 when the ASP pricing pressure also squeezed the profit margin of the products that we produced.

Digital Photo Paper

Gross profit and gross profit margin from the sales of digital photo paper for the nine months ended September 30, 2012 amounted to $1,345,726 and 25.37%, compared with $2,211,623 and 34.69% as a percentage of total digital photo paper sales during the comparable period in 2011. Gross profit margin of digital photo paper in the nine months ended September 30, 2012 was substantially lower than the gross profit margin in the same period in 2011 because of soft customer demand for photo paper for commercial advertising purposes, which led to a declining market price for our digital photo paper.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $2,434,679, an increase of $393,402 or 19.27% from $2,041,277 for the comparable period in 2011. The increase was primarily attributable to (1) the fair value of approximately 109,584 shares of common stock issued to certain of our directors and officers in January 2012 to compensate for their services in the past years. The $378,065 share compensation was recorded as a one-time compensation expense during the first quarter of 2012, (2) the increase of insurance expense (mainly the D&O insurance) from $96,949 in the nine-month period in 2011 to $227,798 in the same period in 2012, (3) a decrease in gain on foreign currency transaction in 2012 for $181,037, and (4) additional depreciation and land use rights amortization for $137,869 in the nine months ended September 30, 2012. On the other hand, for the nine months ended September 30, 2012, the expenses incurred or accrued for legal and accounting/auditing fees amounted to $125,769 and $342,465, respectively as compared to $467,065 and $448,000, respectively, during the nine months ended September 30, 2011.

Income from Operations

Operating income for the nine months ended September 30, 2012 was $17,969,452, a decrease of $4,494,743 or 20.00% from $22,464,195 for the comparable period in 2011. In addition to the changes in gross profit and selling, general and administrative expenses as explained above, the difference also reflects a $69,628 loss from disposal of one vehicle and other plant equipment in the nine months ended September 30, 2011, while there is a gain of $45,242 from disposal of several fixed assets in the same period in 2012.

Net Income

Net income was $12,671,552 for the nine months ended September 30, 2012, a decrease of $3,474,082 or 21.52% from $16,145,634 for the comparable period in 2011. The decrease was primarily attributable to the decreased sales revenue and gross profit during the nine months ended September 30, 2012. In addition to the changes in revenue and operating expenses, the decrease is also attributable to a year-over-year increase in interest expense in the amount of $155,101 in the nine months ended September 30, 2012, as the Company increased its short-term borrowing from $2,817,563 as of September 30, 2011 to $4,346,795 as of September 30, 2012.

Accounts Receivable

Net accounts receivable decreased by $131,143 (or 3.4%) to $3,689,553 as of September 30, 2012, compared with $3,820,696 as of December 31, 2011 due to decreased sales revenue and a more aggressive collection effort to our customers. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 83.62% of total value of ending inventory as of September 30, 2012) and finished goods. As of September 30, 2012, the recorded value of inventory decreased by 9.23% to $9,084,316 from $10,007,928 as of December 31, 2011. The largest change came from the inventory item of recycled paperboard, which is the main raw material for the production of corrugating medium paper and was stated at $4,482,383 as of September 30, 2012. The balance of recycled paperboard on September 30, 2012 was lower than the balance at December 31, 2011 by $1,163,066 but higher than the balance of $1,690,594 on September 30, 2011 by $2,791,789, due to the additional needs for raw material by the New Production Line. Because of limited space of our raw material stocking ground, we have to make more frequent purchase orders of raw materials from our suppliers as the production of the new corrugating medium paper line ramps up. In 2012 we made a purchase of recycled paper board approximately every six days, as opposed to approximately every ten days before year 2011, to keep up with the production of the New Production Line. The changes in frequency of purchasing recycled paper board may have the effect of lowering the inventory levels that we keep.

A summary of changes in major inventory items is as follows:

	September 30, 2012	December 31, 2011	$ Change	% Change
Raw Materials
Recycled paper board	$4,482,383	$5,645,449	$(1,163,066)	-20.60%
Pulp	13,774	13,718	56	0.41%
Recycled printed paper	941,841	589,165	352,676	59.86%
Recycled white scrap paper	1,504,155	1,918,545	(414,390)	-21.60%
Coal	508,517	661,891	(153,374)	23.17%
Digital photo base paper and other raw materials	145,464	149,306	(3,842)	-2.57%
Total Raw Materials	7,596,134	8,978,074	(1,381,940)	-15.39%
Finished Goods	1,488,182	1,029,854	458,328	44.50%
Totals	$9,084,316	$10,007,928	$(923,612)	-9.23%

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $1,135,377 as of September 30, 2012, a decrease of $1,631,177 or 58.96% from $2,766,554 as of December 31, 2011. In addition to regular trade accounts payable, the Company had notes payable to one of its major suppliers in the total amount of $553,228 as of September 30, 2012. To maintain a faster turnover in its recycled paper board inventory (which serves as the main feedstock of corrugating medium paper) to keep up the increased production of corrugating medium paper, the Company has been given shorter terms on its trade accounts receivable by its major supplier, thus rendering the accounts payable balance to decrease as of September 30, 2012.

Liquidity and Capital Resources

Overview

As of September 30, 2012, we had net working capital of $14,441,686, an increase of $3,117,970, or 27.53% over net working capital of $11,323,716 on December 31, 2011.

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions and major shareholders. Major capital expenditures in the first three quarters of 2012 and year 2011 were primarily financed by cash flows generated from business operations. As of September 30, 2012, we had approximately $516,083 in capital expenditure commitments that were mainly related to the remaining unbilled construction cost of a new corrugating medium paper production line and a new boiler and related facilities and will be satisfied by payment of cash within the next 12 months.

In addition to the binding contracts that we have entered into, we are considering different options of capital expenditure plans for the next three years. These options include (1) building additional offices, cafeteria, and production line worker living quarters over the land across the street that we have recently acquired (see below), (2) two new tissue paper production lines in the next two years in a new location for an estimated total cost of $43.5 million, and (3) major renovation of our old corrugating medium paper production line and related facilities to enhance production and energy consumption (especially electricity) efficiency. We estimate that total renovation cost of the corrugating medium production line may be up to $20 million, which is expected to be funded by a leasing company and cash flows generated from our own operations.

We have been preparing for expansion into the tissue and other household-use paper markets and are in the final stage of finalizing the expansion plan. According to the tentative plan, we intend to enter into long-term industrial-use land lease with a third party in a new location to build two (2) 15,000 tonnes/year production lines in the next two years. The 30,000 tonnes/year production base will be accompanied by other ancillary facilities of warehouses, offices, and employee living quarters to allow future expansion. Total estimated cost of the tissue paper project may be up to $43.5 million in the next two year. In addition to use cash flow generated from our operating activities, we intend to fund a major portion of the $43.5 million estimated capital expenditure by debt financing with a capital leasing company and secured bank loans, which are currently under negotiation.

Since the spring of 2010, we have been trying to acquire approximately 667,000 square meters of land that is right across the street from our current facilities and have already been approved by the government for our capacity expansion plan. However, since the acquisition process started, we have met significant opposition by some local residents over the price that we offered for their land. We finally completed on April 13, 2012 a partial closing of approximately 58,566 square meters of land with street frontage with local residents and secured all land use right permits. For the 58,566 square meters, we were refunded approximately $3.1 million of the purchase price on April 2, 2012 from the $7.2 million security deposit that we had paid. Subsequently, we paid another $3.3 million in various compensation, taxes and recording fees to the sellers and the government to close out the acquisition on April 13, 2012. The area we acquired as of April 13, 2012 is not large enough to build major tissue paper production facilities as we originally planned. However, because we have run out of space to house new employees and management since the construction of the New Production Line, we plan to first build new offices and employee living quarters on the 58,566 square meter new land across the street.

The Company currently does not have any plans for equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents as of September 30, 2012 was $13,216,171, an increase of $9,050,725 from $4,165,446 as of December 31, 2011. The increase of cash and cash equivalents over the nine-month period ended September 30, 2012 was primarily attributable to a number of factors, including the following:

i. Net cash provided by operating activities

Net cash provided by operating activities was $19,600,022 for the nine months ended September 30, 2012, representing a decrease of $2,128,440 or 9.80% from $21,728,462 for the comparable period in 2011. The net income of the nine months ended September 30, 2012 in the amount of $12,671,552 represented a decrease of $3,474,082 or 21.52% from $16,145,634 for the comparable period in 2011. In addition to the decrease in net income, non cash item of deferred tax of $385,166, net decrease in accounts payable of $1,644,669 and decrease in income taxes payable of $306,701 during the nine months ended September 30, 2012 also decreased cash balance as of September 30, 2012. These major net cash outflows are offset by non cash item of depreciation and amortization in the amount of $6,222,600 (an increase over the depreciation and amortization during the comparable period in 2011 by $2,910,982), net decrease in inventory of $965,723, net increase in notes payable of $553,973 and net increase in other payables and accrued liabilities of $325,358.

ii. Net cash used in investing activities

We incurred $11,389,916 in cash expenditures for investing activities during the nine months ended September 30, 2012, compared to $29,524,636 for the same period in 2011 when the construction of the New Production Line was in progress. All expenditures were for the progress payments for the construction of employee dormitories (for a total cost of approximately $4.6 million) and ancillary facilities of the new corrugating medium paper production line, including the facilities to house a new boiler, and additional power substation equipments. We expect to finance any future capital expenditure commitment with (1) our current cash and cash equivalent balance of approximately $13.2 million, (2) cash flows from operating activities in the next twelve months, and (3) additional bank loans or capital leases, if necessary.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $842,146 for the nine months ended September 30, 2012, as compared to net cash provided by financing activities in the amount of $1,289,995 for the comparable period in 2011.

During the nine months ended September 30, 2012, we paid off the principal balance and accrued interest of the RMB 13,000,000 (approximately $2,054,848 based on the currency exchange rate as of September 30, 2012) short-term loan from the Industrial & Commercial Bank of China (“ICBC”) on February 24, 2012, and a short-term loan of RMB 5,000,000 (approximately $790,326 based on the currency exchange rate as of September 30, 2012) from the ICBC on August 15, 2012. We renewed the latter RMB 5,000,000 loan on September 4, 2012. We entered into a new short-term loan agreement of RMB 12,500,000 (approximately $1,975,816 at September 30, 2012) with ICBC on March 13, 2012. The new loan is due on January 4, 2013, bearing an interest rate of 8.856% per annum. We also entered into a new line of credit agreement for a maximum line of RMB 10,000,000 (approximately $1,580,653 as of September 30, 2012) on September 19, 2012. The loan bears interest at the rate of 6.6% per annum. The term of the loan is for one year and expires on September 19, 2013.

Our Board of Directors also declared quarterly dividends at the rate of $0.0125/share for four quarters, with the first and second record dates being June 15 and September 14, 2012. The funds for the first two quarterly dividends were already wired to the account of the Company’s transfer agent by September 30, 2012 for the total amount of $461,494. Our Board of Directors intends to make the $0.0125/share quarterly dividend a regular dividend policy, assuming cash flow permits.

Short-term bank loans

		September 30, 2012	December 31, 2011
Industrial & Commercial Bank of China	(a)	$-	$2,046,503
Industrial & Commercial Bank of China	(b)	790,326	787,116
Industrial & Commercial Bank of China	(c)	1,975,816	-
Bank of Hebei	(d)	1,580,653	-
Total short-term bank loans		$4,346,795	$2,833,619

(a)

On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of nil and $2,046,503 as of September 30, 2012 and December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expired on February 27, 2012 and carried an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The company paid off the balance of the factoring facility on February 24, 2012.

(b)

On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China a new accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected.  The term of the factoring facility expired on August 15, 2012 and carried an interest rate of 8.528% per annum. The Company paid off the 2011 factoring outstanding balance on August 15, 2012 and subsequently refinanced with the Industrial & Commercial Bank of China on September 4, 2012 under terms similar to the August 18, 2011 factoring. The unpaid balance of the factoring facility was $790,326 as of September 30, 2012.

(c)	On March 13, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,975,816 as of September 30, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on January 4, 2013 and carries an interest rate of 8.856% per annum as of September 30, 2012, or 3.5% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding.

(d)	On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,580,653 and on notes payable of $1,580,653, respectively. The facility is guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,580,653 as of September 30, 2012. The loan bears interest at the rate of 6.6% per annum. Both the term of the facility and loan are for one year and expire on September 19, 2013.

As of September 30, 2012 and December 31, 2011, there were secured short-term borrowings of $2,766,142 and $2,833,619, respectively, and unsecured bank loans of $1,580,653 and nil, respectively. The factoring facilities were secured by our accounts receivable in the amount of $2,776,936 and $3,820,696 as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012 and December 31, 2011, we had no unutilized credit facility for bank loans with the banks, while for there are $1,027,425 and nil of unutilized credit facility for notes payable with the bank as of September 30, 2012 and December 31, 2011 respectively. The average short-term borrowing rates for the nine months ended September 30, 2012 and 2011 were approximately 8.28% and 6.07%, respectively. The average short-term borrowing rates for the three months ended September 30, 2012 and 2011 were approximately 8.46% and 6.46%, respectively.

Long-term loan from credit union

As of September 30, 2012 and December 31, 2011, loan payable to Rural Credit Union of Xushui County, amounted to $5,714,060 and $5,690,852.

On March 31, 2011, we entered into a three-year term loan agreement with Rural Credit Union of Xushui County for $1,556,943 as of September 30, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears a rate of 0.72% per month.

On June 10, 2011, we entered into a new term loan agreement with the Rural Credit Union of Xushui County for $4,157,117 as of September 30, 2012. The new loan is secured by our manufacturing equipment of $9,640,129 as of September 30, 2012 and will mature on June 9, 2013. Interest payment is due quarterly and bears a rate of 0.72% per month. As of September 30, 2012, the entire balance of the loan in the amount of $4,157,117 has been presented as current portion of long-term debt in the consolidated balance sheet.

Total interest expenses for the short-term and long-term loans for the three months ended September 30, 2012 and 2011 were $185,495 and $178,685, respectively.

Total interest expenses for the short-term and long-term loans for the nine months ended September 30, 2012 and 2011 were $543,468 and $319,874, respectively.

Shareholder loans

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of Orient Paper. He loaned money to Hebei Baoding Orient Paper Milling Company Limited (“HBOP”) for working capital purposes over a period of time. On August 31, 2009, Orient Paper, HBOP, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from HBOP to Mr. Liu. Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share. As of September 30, 2012 and December 31, 2011, net amount due to Mr. Liu were $2,308,688 and $2,299,312, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85%, as of September 30, 2012 and December 31, 2011. The term is for 3 years and started from January 1, 2010 and is due December 31, 2012.

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

The interest expenses incurred for above related party loans are $33,768 and $44,057 for the three months ended September 30, 2012, and 2011 respectively, while the interest expenses were $101,430 and $169,923 for the nine months ended September 30, 2012 and 2011 respectively.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the nine months ended September 30, 2012 and 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of HBOP and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2012 and December 31, 2011 to translate the Chinese RMB to the U.S. Dollars are 6.3265:1 and 6.3523:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.3180:1, and 6.4884:1 for the nine months ended September 30, 2012 and 2011, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of September 30, 2012. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$13,044,807	$11,421,525	$1,623,282	$—	$—
Equipment and Construction Costs Commitment	516,083	516,083	—	—	—
Operating Lease Obligations	358,808	12,645	37,936	37,936	270,291
Total	$13,919,698	$11,950,253	$1,661,218	$37,936	$270,291

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2011 ISP's administration. No stock or option was issued under the 2012 ISP on or before September 30, 2012.

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

As required by Rule 13a-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2012.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 20, 2010, the Company was served notice of a stockholder class action lawsuit filed on August 6, 2010 in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP. The complaint in the lawsuit, Mark Henning v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees and experts’ fees. Mr. Henning purports to sue on his own behalf and on behalf of a class consisting of the Company’s stockholders (other than the defendants and their affiliates). One group of three shareholders with a total alleged loss of approximately $150,000 has filed a motion to be appointed as lead plaintiff and has been so appointed by the court. The Company and the defendant officers and directors have retained the law firm DLA Piper US LLP to represent them in connection with the lawsuit. The Company believes that the lawsuit has no merit and intends to mount a vigorous defense. The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. The plaintiffs subsequently filed their opposition to the Company’s motion to dismiss on April 28, 2011. On July 25, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed. On June 21, 2012, the Company reached a proposed settlement of the securities class action lawsuit with the plaintiffs. The terms of the proposed settlement call for dismissal of all the defendants from the action in exchange for a $2 million payment from the Company’s insurer. The court granted preliminary approval of the settlement on November 5, 2012, and the Company expects final settlement approval by the court during the first quarter of 2013.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit, to which the Company filed an answering brief on August 31, 2012. The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended September 30, 2012, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Date: November 8, 2012	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer
(Principal Financial Officer)