Form 10-K
period 2012-12-31
Orient Paper Inc.
filed 2013-03-18
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 011- (86) 312-8698215

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE MKT LLC

Securities registered pursuant to section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of  June 30, 2012 was approximately $33,674,854 (13,205,825 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $2.55 as quoted by the NYSE MKT LLC on June 30, 2012.

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

As of March 15, 2013, there were 18,459,775 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

 INTRODUCTION

In this annual report, “Orient Paper,” “ONP,” “the Company,” “we,” “our” or “us” refer to Orient Paper, Inc., and unless the context requires otherwise, includes its subsidiaries and its controlled entity, Hebei Baoding Orient Paper Milling Company Limited. “Orient Paper Shengde” means our PRC subsidiary Baoding Shengde Paper Co., Ltd. “Orient Paper HB” means Hebei Baoding Orient Paper Milling Company Limited.

All references to “RMB” or “Renminbi” refer to the legal currency of China; all references to “US$,” “dollars,” “U.S. dollars” and “$” refer to the legal currency of the United States.

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income for the years ended December 31, 2010, 2011 and 2012 and audited consolidated balance sheets as of December 31, 2011 and 2012.

 FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terms such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, our anticipated revenues from the digital photo paper business segment and household/tissue paper business, our ability to introduce new products, our ability to implement the planned capacity expansion of corrugate medium paper, market acceptance of new products, general economic and business conditions, the ability to attract or retain qualified senior management personnel and research and development staff and those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements made in this annual report relate only to events as of the date on which the statements are made. We undertake no obligation, beyond any than as required by law, to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made, even though our situation will change in the future.

We operate in an emerging and evolving environment. New risk factors emerge from time to time and it is impossible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART I

Item 1.	Business

Corporate History

Orient Paper, Inc. was incorporated in the State of Nevada on December 9, 2005, under the name “Carlateral, Inc.” Through the steps described immediately below, we became the holding company for Hebei Baoding Orient Paper Milling Company Limited (“Orient Paper HB”), a producer and distributor of paper products in China, on October 29, 2007, and effective December 21, 2007, we changed our name to “Orient Paper, Inc.” to more accurately describe our business.

On November 13, 2006, Dongfang Zhiye Holding Limited (“Dongfang Holding”) was formed as a holding corporation with no operations under the laws of the British Virgin Islands. On July 16, 2007, Dongfang Holding entered an agreement to acquire all of the issued and outstanding stock and ownership of Orient Paper HB and placed such shares in trust with Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao pursuant to a trust agreement executed as of the same date. Under the terms of the trust agreement, Mr. Liu, Mr. Liu and Mr. Zhao (the original shareholders of Orient Paper HB) would exercise control over the disposition of Dongfang Holding’s shares in Orient Paper HB on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of Orient Paper HB’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of Orient Paper HB’s shares.

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

As a result of the merger transaction, Dongfang Holding became a wholly owned subsidiary of Orient Paper, which, in turn, made Orient Paper the indirect owner of Dongfang Holding’s operating company subsidiary, Orient Paper HB. Orient Paper HB, the entity through which we operate our business, currently has no subsidiaries, either wholly or partially-owned.

Due to Dongfang Holding’s inability, as the 100% owner of Orient Paper HB, to complete the registration of Orient Paper HB’s capital under its name within the proper time limits set forth under PRC law, it was not recorded as the registered owner of Orient Paper HB in PRC. As such, Dongfang Holding’s ownership of Orient Paper HB was deemed to be held in trust by Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao. In connection with the consummation of the restructuring transactions described below, Dongfang Holding directed its trustees to return its shares in Orient Paper HB to their original shareholders, and the Orient Paper HB shareholders entered into certain agreements with Baoding Shengde Paper Co., Ltd. (“Orient Paper Shengde”) to transfer the control of Orient Paper HB over to Orient Paper Shengde.

On June 24, 2009, the Company consummated a number of restructuring transactions pursuant to which it acquired all of the issued and outstanding shares of Shengde Holdings, Inc., a Nevada corporation. Shengde Holdings Inc. was incorporated in the State of Nevada on February 25, 2009. On June 1, 2009, Shengde Holdings Inc. incorporated Orient Paper Shengde, a limited liability company organized under the laws of the PRC. Because Orient Paper Shengde is a wholly-owned subsidiary of Shengde Holdings, Inc., it is regarded as a wholly foreign-owned entity under PRC law.

Effective June 24, 2009 Orient Paper Shengde entered into a number of contractual arrangements with Orient Paper HB and the original shareholders of Orient Paper HB, which were amended on February 10, 2010, pursuant to which Orient Paper Shengde acts as the management company for Orient Paper HB, and Orient Paper HB conducts the principal operations of the business. The contractual agreements, as amended, effectively transferred the preponderance of the economic benefits of Orient Paper HB over to Orient Paper Shengde, and Orient Paper Shengde assumed effective control and management over Orient Paper HB.  The contractual agreements, as amended, include the following:

(i)	Exclusive Technical Service and Business Consulting Agreement

The exclusive technical service and business consulting agreement, entered into by and between Orient Paper Shengde and Orient Paper HB, provides that Orient Paper Shengde shall provide exclusive technical, business and management consulting services to Orient Paper HB, in exchange for service fees including a fee equivalent to 80% of Orient Paper HB’s total annual net profits.  The agreement is terminable upon mutual written agreement.

(ii)	Call Option Agreement

The call option agreement, entered into by and between Orient Paper Shengde, Orient Paper HB and the shareholders of Orient Paper HB, provides that the shareholders of Orient Paper HB irrevocably grant to Orient Paper Shengde an option to purchase all or part of each shareholder’s equity interest in Orient Paper HB. The exercise price for the options shall be RMB1 yuan for each of the shareholders’ equity interests, or if at any time there are PRC laws regulating the minimum price of such options, then to the extent permitted under PRC Law.  The call option agreement contains covenants from Orient Paper HB and its shareholders that they will refrain from taking certain actions without Orient Paper Shengde’s consent that would materially affect Orient Paper HB’s operations and asset value, including (i) supplementing or amending its articles of association or bylaws, (ii) changing Orient Paper HB’s registered capital or shareholding structure, (iii) selling, transferring, mortgaging or disposing of any interests in Orient Paper HB’s assets or income, or encumbering Orient Paper HB’s assets or income in a way that would approve a security interest on such assets, (iv) incurring or guaranteeing any debts not incurred in its normal business operations, (v) entering into any material contract or urging Orient Paper HB management to dispose of any Orient Paper HB assets, unless it is within the company’s normal business operations; (vi) providing any loan or guarantee to any third party; (vii) appointing or removing any management personnel or directors that can be changed upon Orient Paper HB shareholder approval; (viii) declaring or distributing any dividends to the stockholders.  The agreement will remain effective until Orient Paper Shengde or its designees have acquired 100% of the equity interests of Orient Paper HB underlying the options.

(iii)	Share Pledge Agreement

The share pledge agreement entered into by and between Orient Paper Shengde, Orient Paper HB and the shareholders of Orient Paper HB, provides that the Orient Paper HB shareholders will pledge all of their equity interests in Orient Paper HB to Orient Paper Shengde as security for their obligations under the other management agreements described in this section. Specifically, Orient Paper Shengde is entitled to dispose of the pledged equity interests in the event that the Orient Paper HB shareholders or Orient Paper HB fails to pay the service fees to Orient Paper Shengde pursuant to the exclusive technical service and business consulting agreement or fails to perform their other obligations under the other management agreement. The agreement contains promises from Orient Paper HB’s shareholders that they will refrain from taking certain actions without Orient Paper Shengde’s prior written consent, such as transferring or assigning their equity interests, or creating or permitting the creation of any pledges which may have an adverse effect on the rights or benefits of Orient Paper Shengde under the agreement.  The Orient Paper HB shareholders also promise to comply with the laws and regulations relevant to the pledges under the agreement and to facilitate in good faith the protection of the ability of Orient Paper Shengde to exercise its rights under the agreement.  The terms of the share pledge agreement shall remain in effect until all the obligations under the other management agreements have been fulfilled, whether or not the terms of the other management agreements have expired.

(iv)	Proxy Agreement

The proxy agreement, entered into by and between Orient Paper Shengde, Orient Paper HB and the shareholders of Orient Paper HB, provides that the Orient Paper HB shareholders shall irrevocably entrust a designee of Orient Paper Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such shareholder’s rights at any shareholder’s meeting of Orient Paper HB or with respect to any shareholder action to be taken in accordance with the laws and Orient Paper HB’s Articles of Association.  The terms of the agreement are binding on the parties for as long as the Orient Paper HB shareholders continue to hold any equity interest in Orient Paper HB.  An Orient Paper HB shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Orient Paper Shengde.

On June 24, 2009, Zhao Tianqing, the sole shareholder of Shengde Holdings Inc., assigned to Orient Paper, for good and valuable consideration, 100 shares representing 100% of the issued and outstanding shares of Shengde Holdings Inc.  As a result of this assignment and the restructuring transactions described above, Shengde Holdings Inc., Orient Paper Shengde, and Orient Paper HB became directly and indirectly controlled by Orient Paper, and Orient Paper HB continued to function as the Company’s operating entity.

In addition to controlling the operations and beneficial ownership of Orient Paper HB, Orient Paper Shengde also acquired a digital photo paper production line (including two photo paper coating lines and ancillary equipments) in an asset acquisition transaction as of November 25, 2009 and began conducting business in the PRC.

As part of the restructuring transaction described above, Orient Paper Shengde also entered into a loan agreement with the Orient Paper HB shareholders on June 24, 2009. Because of Company’s decision to fund future business expansions through Orient Paper Shengde instead of Orient Paper HB, such loan agreement was terminated on February 10, 2010. The $10,000,000 loan contemplated under the loan agreement was never made prior to its termination.  The parties believe the termination of the loan agreement does not in itself compromise the effective control of the Company over Orient Paper HB and its businesses in the PRC.

An agreement was entered into among Orient Paper Shengde, Orient Paper HB and the Orient Paper HB Equity Owners on December 31, 2010, reiterating that Orient Paper Shengde is fully entitled to the distributable profit of Orient Paper HB, pursuant to the above mentioned Exclusive Technical Service and Business Consulting Agreement. In addition, Orient Paper HB and the Orient Paper HB Equity Owners agree that they shall not declare any of Orient Paper HB’s unappropriated earnings, including any earnings of Orient Paper HB from its establishment to 2010 and thereafter, as dividend.

The following diagram sets forth the current corporate structure of Orient Paper:

100% ownership
Controlled by contractual agreements

Our Business

Orient Paper HB, founded in 1996, engages mainly in production and distribution of packaging and printing paper products such as corrugating medium paper, offset printing paper and other paper and packaging related products. Orient Paper HB uses recycled paper as its primary raw material and has its corporate offices in Baoding City, PRC.

Orient Paper HB's current main products include various specifications of: (i) corrugating medium paper, and (ii) medium-grade offset printing paper.

As of March 10, 2010, Orient Paper Shengde has begun operations of its digital photo paper plant, also in Baoding City, PRC.

Our principal executive offices are located at Science Park, Juli Road, Xushui County, Baoding City, Hebei Province, People’s Republic of China. Our telephone number is (86) 312-869-8215. Our website is located at http://www.orientpaperinc.com

Manufacturing Process

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

The paper goes through a process called calendaring, which flattens and smoothens the paper into long sheets. The paper is then wound onto a reel that is mounted in a roll-slitting machine for rewinding, during which cutters are used to cut the paper into the desired widths. Upon completion, the rolls are fitted with sleeves, labeled, and then moved to quality control before shipment or storage.

Digital Photo Paper Making

The manufacturing process for making digital photo paper involves multiple steps of coating, drying and calendaring. The major raw material, digital photo base paper, is loaded into the main production line for (1) coating, (2) drying, (3) calendaring, (4) recoating, (5) drying, and (6) reeling for finished products. We make both glossy and semi-matt digital photo papers. Many of the products that we sell through our digital photo paper division at Orient Paper Shengde come in various sizes from A3 to A6 and 3R to 5R sheets, while other sizes and reels of paper roll are also produced and sold.  We have special cutting machine to take reels of digital photo paper rolls and cut the paper into customer-specified sizes before packaging for shipment.

Products

Corrugating medium paper

Corrugating medium paper is used in the manufacturing of cardboards. After the launch of our new 360,000 tonnes/year PM6, corrugating medium paper becomes a major product of the Company and comprises approximately 78% of our total paper production quantities and roughly 63% of our total revenue for the year ended December 31, 2012.  Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugated Cardboard, “OCC”) and certain supplementary agents. We have two production lines, PM 1 and PM6, that produce corrugating medium paper. As of March 1, 2013, PM1 is being renovated for an expansion of capacity from 150,000 tonnes/year to a design capacity of 250,000 tonnes/year.

Offset printing paper

Offset printing paper is used for offset printing.  Our medium-grade offset printing paper comprises approximately 21% of our total paper production quantities and approximately 33% of our total sales revenue for the year ended December 31, 2012. The offset printing paper we manufacture is typically coated and brightened.  Raw materials used in the production of offset printing paper include recycled white scrap paper, wood pulp, fluorescent whitening agent, sizing agent and pulvis talc. We have not produced any high-grade offset printing paper since the fourth quarter of year 2009. We currently have two production lines, PM2 and PM3 for the production of offset printing paper.

Digital photo paper

Starting in March 2010, Orient Paper Shengde began producing digital photo papers that are cast-coating, and water-proof. These digital photo papers are sold to printing companies and paper distributors, who eventually sell to advertising companies and printing companies which use photo-quality paper for multiple-color printing or local photo studios for production of special event printouts or personal home printing use. Our digital photo paper comprises approximately 1% of our total paper production quantities and approximately 4% of our total sales revenue for the year ended December 31, 2012. We have two photo paper coating lines, PM4 and PM5, that produce digital photo paper products.

Market for our Products

The PRC Paper Making Industry

According to the most recent 2011 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 3,500 paper and paper board manufacturers (down from 3,700 as of year 2010) in the People’s Republic of China, with a total output of 99.30 million tonnes, up 7.12% from 92.70 million tonnes in 2010. Total domestic consumption was 97.52 million tonnes in 2011, up 6.31% from 91.73 million tonnes a year before.

Compared with year 2001, output in 2011 had increased by approximately 210.31% and consumption grew by approximately 164.78%.  The output of paper and paper board maintained an average growth rate of approximately 11.99% during the eleven-year period of 2001-2011, while consumption increased at an annual rate of 10.23%, both higher than the GDP growth rate of the same period.  The growth rate is expected to continue.  It is believed that the People’s Republic of China is currently the largest country in the world in terms of output and consumption of paper and paper board products (Wikipedia: Pulp and Paper Industries).

Data source: 2011 Annual Report of China Paper Manufacturing, May 2012, China Paper Association

Domestic corrugating medium paper production in 2011 totaled 19.80 million tonnes, a 5.88% increase from year 2010. Domestic consumption of corrugating medium paper amounted to 19.91 million tonnes, an increase of 5.40% as compared to year 2010.

Domestic coated offset printing paper production in 2011 totaled 7.25 million tonnes, a 13.28% increase from year 2010. Domestic consumption of coated offset printing paper amounted to 5.99 million tonnes, an increase of 9.11% as compared to year 2010.

The paper making industry in China is concentrated in eastern, coastal provinces. The largest paper production capacities by province during the years of 2010 and 2011 are summarized as follows:

	2010 Capacity	2011 Capacity	Change
Province	(‘000 tonnes)	(‘000 tonnes)	(‘000 tonnes)	% Change
Shandong	15,100	16,300	1,200	7.36%
Guangdong	14,350	14,960	610	4.08%
Zhejiang	13,620	14,770	1,150	7.79%
Jiangsu	11,010	10,510	(500)	-4.76%
Henan	8,140	8,280	140	1.69%
Fujian	3,910	4,800	890	18.54%
Hebei	3,710	4,010	300	7.48%
Hunan	3,350	3,720	370	9.95%
Sichuan	3,160	3,400	240	7.06%

Data Sources: 2011 Annual Report of China Paper Manufacturing, May 2012, China Paper Association

Industry Consolidation

Historically the paper and pulp industry in China was comprised of numerous small-scale production enterprises, many of which used low-tech production processes that were highly polluting.  In 1996, China’s State Council issued “Decisions on Environmental Protection Issues”, setting forth strict rules and regulations intended to reduce pollution, including a directive for the closure of all paper plants with an annual output of less than 50,000 tonnes.  Recognizing that China constitutes one of the largest markets for paper consumption in the world with potential for continued expansion, the PRC government continues its efforts to consolidate, modernize, and promote the environmental sustainability of the industry. As part of its 11th “Five Year Economic Development Plan,” the PRC State Council announced on May 5, 2010 that up to 530,000 tonnes of inefficient/polluting paper production capacity was to be eliminated or shut down in year 2010. On August 5, 2010, the Ministry of Industry and Information Technology published a list of mandatory capacity closures and ordered the shutdown of a total of 4.6 million tonnes by September 2010.

Following the first wave of large scale mandatory capacity closure in 2010, the Ministry of Industry and Information Technology (the “MIIT”) announced on July 11, 2011 that 8.2 million tonnes of outdated paper milling capacities located in 599 paper companies across China will be further forced to close down in year 2011 (the “2011 Mandatory Closure”). Of all of the paper mills affected by the 2011 Mandatory Closure, 72 companies with total capacities of 1.07 million tonnes (or 13% of total closure) are located in the province of Hebei, where many of the old paper mills only have capacities under 50,000 tonnes.

According to “The Twelfth ‘Five-Year Plan’ for the Chinese Paper Industry,” published jointly by the National Development and Reform Commission, the Ministry of Industry and Information Technology, and the National Forestry Bureau in December 2011, the central government of China has determined that during the five-year period ending year 2015, the government will seek to further eliminate more than 10 million tonnes of current paper production capacity. The goal is, through mandatory capacity elimination and industry consolidation, to transform the paper industry landscape into one where there are more than 20 one-million-tonnes-and-above manufacturers (as of year 2010, only the top-10 paper manufacturers in China boast annual production capacity of over one million tonnes). According to the MIIT announcement on September 6, 2012, 9.9 million tonnes (the “2012 Mandatory Closure”) of paper production capacity was ordered to shut down in year 2012. The provinces that are most impacted by the 2011 and 2012 Mandatory Closures are as follows:

	Capacities	Capacities
	Eliminated in	Eliminated in
Province	2011 (tonnes)	2012 (tonnes)
Henan	1,839,100	1,210,000
Hebei	1,072200	2,009,700
Hunan	989,800	1,137,600
Guangdong	509,500	35,000
Shandong	508,200	351,300
Fujian	223,200	666,300
Jiangxi	333,600	608,000

It is the industry consensus in China that mandatory closures initiated by the government will continue in the next few years and that the paper industry will witness a more severe competition and higher standards for environmental protection measures.

Customers

We generally sell our products to companies making corrugated cardboards (in the case of our packaging products like corrugating medium paper) and to printing companies (in the case of our printing paper products). We also sell digital photo paper mainly to distributors and advertising/printing companies. We sold corrugating medium paper and offset printing paper to about 109 customers in year 2012. We had 26 customers buying digital photo paper from us during year 2012. Six of our top 10 customers in year 2012 are printing companies, with the largest customer being a packaging company in Tianjin. 77% of our total corrugating medium and offset printing paper revenue in 2012 was derived from customers in Beijing, Tianjin or Hebei Province.

For the year ended December 31, 2012, seven major customers individually accounting for more than 3% of our total sales revenue were as follows:

	2012 Sales Amount
	($USD, net of	% of Total
	applicable VAT)	Revenue
Company A (Tianjin)	6,740,946	4.46%
Company B (Baoding)	6,232,957	4.12%
Company C (Baoding)	5,972,871	3.95%
Company D (Shanghai)	5,884,121	3.89%
Company E (Beijing)	5,549,843	3.67%
Company F (Baoding)	5,195,265	3.44%
Company G (Baoding)	4,680,403	3.10%
Total Major Customers	40,256,406	26.63%

Out of the 10 largest customers of year 2012, eight of them (representing 77.21% of the 2011 top-10 customer sales) were in the same list for the year ended December 31, 2011.

For the year ended December 31, 2011, major customers individually accounting for more than 3% of our total sales revenue were as follows:

	2011 Sales Amount
	($USD, net of	% of Total
	applicable VAT)	Revenue
Company E (Beijing)	7,688,270	5.10%
Company H (Xian)	6,874,751	4.56%
Company B (Baoding)	6,754,156	4.48%
Company F (Baoding)	6,519,696	4.32%
Company I (Shanghai)	6,425,782	4.26%
Company G (Baoding)	6,174,419	4.10%
Company J (Baoding)	5,487,271	3.64%
Total Major Customers	45,924,345	30.46%

Marketing Strategy

We target corporate customers in the middle range of the marketplace, where products such as corrugating medium paper and mid-grade offset printing paper with reasonable quality and competitive pricing have potential for high volume growth.  Our primary market has been the region of North China, especially in the province of Hebei.

Expand Production Capacity

During the year ended December 31, 2012, we had six Paper Machines (PMs) in operation and initiated a plan to launch three more production lines that are tentatively designated as PM7 through PM9. These production lines include the followings:

PM#	Paper Product Produced	Designed Capacity (tonnes/year)	Owned by	Operated by	Status as of December 31, 2012
PM1	Corrugating medium paper	150,000	Orient Paper HB	Orient Paper HB	Slated for renovation beginning in Q1 2013; renovation will expand capacity to 250,000 tonnes/year
PM2	Offset printing paper	50,000	Orient Paper HB	Orient Paper HB	In production
PM3	Offset printing paper	40,000	Orient Paper HB	Orient Paper HB	In production
PM4	Digital photo paper	2,500	Orient Paper Shengde	Orient Paper Shengde	Main photo paper coating line, in production
PM5	Digital photo paper	2,500**	Orient Paper Shengde	Orient Paper Shengde	Special photo paper coating line, in production
PM6	Corrugating medium paper	360,000	Orient Paper Shengde	Orient Paper HB***	In production
PM7*	Specialty paper	10,000	To be determined	To be determined	Under renovation and preparing for launch by the end of Q2 of 2013
PM8*	Tissue paper	15,000	To be determined	To be determined	Paper machine construction agreement signed in December 2012.
PM9*	Tissue paper	15,000	To be determined	To be determined	Paper machine construction agreement expected to be signed in 2013.

*: Paper machines under renovation, under construction, or in the planning stage.

**: PM4 and PM5 have a total coating capacity of 2,500 tonnes per year.

***: The cost of the paper machine is funded and owned by Orient Paper Shengde, while all of the ancillary facilities that support the PM5 corrugating medium paper manufacturing operation are built and owned by Orient Paper HB. For the year ended December 31, 2012, Orient Paper Shengde charges Orient Paper HB an equipment lease that was approximately $945,004 for the use of the new corrugating medium paper machine.

On December 31, 2009, we acquired a digital photo paper production line, including two coating lines that are designated as PM4 and PM5 and ancillary equipment, in an asset acquisition transaction for a total purchase price of approximately $13.6 million. The estimated capacity of the entire digital photo paper facility is 2,500 tonnes per year.

In order to meet the growing domestic demand for paper, which we believe is currently exceeding domestic supply in the case of corrugating medium paper especially in our region of North China, we installed a brand new corrugating medium paper production line PM6 with an estimated capacity of 360,000 tonnes per year. We completed the installation of the new production line in November 2011 and went into commercial production in December 2011.

In the spring of 2010, we initiated the process of acquiring approximately 667,000 square meters of land adjacent to our current facilities and have received governmental approval for our capacity expansion plan. However, since the acquisition process started, we have met significant opposition by certain local residents over the price that we offered for their land. On April 13, 2012, we closed our acquisition of 58,566 square meters of land and secured all associated land use right permits. For the 58,566 square meters of land acquired, we paid a total of $7.5 million in various payments, taxes and recording fees to the sellers and the local government.

We have implemented a plan to renovate one of the old production lines that have been idle since the end of year 2007. We previously made papers with anti-counterfeit features from that production line. When the renovation is completed, we intend to produce the base paper (a high quality white graphic paper) that we currently procured from outside supplier for the production of our digital photo paper from the renovated production line. Eventually we plan to produce other high-profit margin specialty papers from the renovated production line. We plan to complete the renovation project, install a new production and marketing team, and launch the specialty paper production line as PM7 by the end of the second quarter in 2013.

We have commenced our expansion into the household/tissue paper market by announcing in January 2013 that we signed a 15-year lease on some 49.4 acres of land in the Economic Development Zone in Wei County, Hebei Province, China on November 27, 2012 for the purpose of developing a new tissue paper production plant. We plan to build two tissue paper production lines, each with 15,000 tonnes/year capacity, and other packaging facilities and infrastructures on the leased land. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines (PM8) in Wei County. Construction period for PM8 is expected to end in the first quarter of 2014 to be readied for the test operations in the second quarter of 2014. We intend to sign the paper machine construction agreement for the second tissue paper production line PM9 by the fourth quarter of 2013. Total estimated cost of the tissue paper project is estimated to be up to $43.5 million in the next two years.

We have decided to take voluntary action to renovate our 150,000 tonnes/year corrugating medium PM1 in anticipation of increased regulatory concerns on energy efficiencies and to further upgrade the quality of our corrugating medium products. The renovation is set to start before the end of the first quarter of 2013 and there will be no production output from PM1 during the renovation. The Company expects that the renovated PM1 will cost approximately $20 million and will come online in the third quarter of 2014 with an expanded capacity of 250,000 tonnes/year.

Raw Materials and Principal Suppliers

The supplies used in our production processes are comprised mainly of recycled paper board (or Old Corrugating Cardboard or “OCC,” as commonly referred to in the United States) and printed and unprinted recycled white scrap paper, all of which are readily available items for which there are multiple domestic and foreign sources. We currently purchase all of our recycled paper supplies from domestic recycling stations and do not rely on any imported recycled paper. We also purchase coal and chemical agents from nearby suppliers.   Ongoing inflationary pressures could lead to an increase in our costs of raw materials and production, which we may or may not be able to pass to our customers.

We sign annual raw materials supplier contracts with our suppliers.  Although we have supplier contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2012, we had two large suppliers which accounted for approximately 77% and 8% of total major purchases. For the year ended December 31, 2011, we had three large suppliers which primarily accounted for 61%, 11%, and 6% of total major purchases.

For the years ended December 31, 2012 and 2011, our top suppliers were as follows:

	2012 Purchase	2011 Purchase
	Amount ($USD,	Amount ($USD,
	including applicable	including applicable
	VAT)	VAT)
Company A	83,761,279	74,894,045
Company B	8,373,473	-
Company C	4,301,747	5,321,533
Company D*	-	14,082,218
Company E*	-	7,144,432

*: Suppliers that sold offset printing paper finished goods to Orient Paper HB for resale in 2011 and until January 2012.

Competition

Orient Paper HB's main competitors are: Chenming Paper Group Limited; Huatai Group Limited; Nine Dragons Paper (Holdings) Limited; and Sun Paper Group Limited.  In addition to these competitors, there are numerous smaller family operations in Hebei and neighboring provinces serving the greater-Beijing and Tianjin area printing company customers or competing with us for our corrugating medium paper market in Hebei.  A number of our competitors are larger public entities with larger capacities, broader customer bases and greater financial resources than those available to us.   The business of our primary competitors is briefly described below:

Chenming Paper Group, Ltd. (“Chenming”), based in Shandong Province (located in northeast China), produces primarily newsprint paper and art paper (high quality, heavy, two-side coated printing paper).  Chenming is believed to be the first company to have all three types of public listings available in China: renminbi A-shares and foreign currency B-shares in Shenzhen, the smaller of the mainland’s two stock exchanges, and H-shares in Hong Kong.  Chenming has annual production capacity of 6 million tonnes for its coated wood-free paper product and is believed to rank among the top 500 enterprises in China.

Huatai Group, Ltd. (“Huatai”), based in Shandong Province (located in the northern part of the eastern coastal region of China), primarily produces newsprint, fine paper, special printing papers, coated board, and tissue paper.  Huatai is the first Shandong papermaker to publicly list its stock and has become a famous brand in China. Its annual paper production volume is estimated to have reached 4 million tonnes.

Nine Dragons Paper (Holdings) Limited (“ND Paper”), based in Guangdong Province (located in southern China), is the largest paper manufacturer in China and primarily produces kraft paper and high-strength corrugating medium paper with annual capacity of 12 million tonnes.  ND Paper has reported that in September 2009, the company’s two corrugating medium production lines in the city of Tianjin came into operation, boosting ND Paper's annual total production capacity in Tianjin area to 800,000 tonnes and making the company the largest high-strength corrugating medium paper manufacturer in China.

Sun Paper Group, Ltd., based in Shandong Province, primarily produces card paper, whiteboard paper, and art paper.  It also produces alkaline peroxide mechanical pulp, sourced in part from woodchips harvested by the company’s poplar plantations.  The company has reported that it has an annual production capacity of paper and pulp of approximately 4 million tonnes and has been listed on the Shenzhen Stock Exchange since 2006.

With the exceptions of Chenming and ND Paper, which may compete directly with us in the coated printing paper market and the corrugating medium paper market, respectively, of the Beijing/Tianjin/greater Hebei regions, we believe that we face only indirect competition from the above-listed companies, either because we have a different product assortment from these companies, or because, to the extent they do offer products similar to ours, the transportation costs and storage costs make it difficult for these companies to compete effectively with us on price in our markets.

Our Competitive Edge

Regional advantage (North China).  We believe that Orient Paper HB is one of the leading papermaking enterprises in Hebei Province.  Our proximity to large urban centers in northern China, Beijing and Tianjin, gives us a large market in which to sell our products.

There are other paper manufacturers that are also located in Hebei Province (and close to metropolitan Beijing and Tianjin areas), but most of these other manufacturers are small in scale and are unable to compete with us effectively.  We do compete with other large printing paper manufacturers for Beijing printing company customers.  We believe we do have cost and other advantages over our larger competitors.

Cost advantage.  Unlike some of our out-of-province competitors who must set up interim warehouses and ship products from their production base to such interim warehouses close to customer base in Beijing, because we are approximately 60 miles (100 kilometers) from Beijing, the cultural center of China and our largest target market, there is no need for us to set up interim warehouses.  While we don’t separately pay for transportation cost on raw material purchases, the transportation cost included in the raw material purchase price from our recycled paper suppliers is lower than the transportation cost paid by our competitors in the province of Shandong.  We also enjoy lower transportation cost for coal, a major source of energy used in our production process.  Similarly, our customers pay trucking companies to pick up their orders from our finished goods warehouse in Baoding.  The trucking cost our customers pay is lower than what they would pay if they had to pick up goods from offsite locations further away from Beijing.  Tianjin, another large urban center, is also approximately 60 miles from our facilities.  Baoding city itself is also home to numerous printing and packaging companies. We therefore have lower freight costs and other associated costs of sales, enabling us to charge lower prices, if necessary, for our products. Our geographical advantage and easy access to cheaper raw materials allow us to implement a more flexible inventory purchase policy, improve inventory management, lower our purchase price and reduce our production cost.  Additionally, because we buy all recycled paper raw materials from Beijing and Tianjin, rather than from the United States or Japan, our purchase lead time is shorter as compared to manufacturers which reply on import recycled papers..

Research and Development

Our R&D activities are carried out by a task force led by a group of 5 senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling and digital photo paper manufacturing) to R&D expenses and incurred $21,636 and $19,756 in R&D expenses for the years ended December 31, 2012 and 2011, respectively. Our R&D efforts have strengthened our capability to improve the quality of digital photo paper products and to optimize the digital photo paper manufacturing process.

In addition to the three operating production lines, we have one idle production line that is under renovation. Since the fourth quarter of year 2010, we have spent approximately $1.57 million in machine parts and new components to renovate one production line, which we expect will be able to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper, and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the renovation project, we cannot guarantee the launch of the specialty paper production (which is tentatively scheduled for the second quarter of 2013) and the success of such renovation.

Intellectual Property

Orient Paper HB has registered one trademark with the Trademark Bureau under the State of Administration for Industry & Commerce, which remains effective through April 6, 2014:

	Certificate
Trademark	No.	Category	Registrant	Valid Term
Shuangxing	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotype solution, diazo paper	Orient Paper HB	April 4, 2004 through April 6, 2014

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

Since the implementation of the State Council’s “Decisions on Environmental Protection Issues” in 1996, the PRC paper industry has been subject to more rigorous environmental standards.  We believe that we are one of the few major paper manufacturers in Hebei Province to obtain a Pollution Discharge Permit, which enables us to operate in compliance with PRC environmental regulations. We were first issued the permit in September 1996 and since we have remained in line with the PRC’s restrictions on carbon dioxide and sulfur oxide byproducts, have successfully renewed the permit each year. Our last renewal of the Pollution Discharge Permit was issued in August 2012, and is effective until July 2013.

Waste Water Treatment

Orient Paper HB uses a multi-level water recycling process. Waste water from the pulping process is fed into collection pools, where it is divided into two parts, namely water and recovered pulp fiber.  The latter is returned into the pulping process.

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

In April 2012 we had one incident where the biological treatment process of our new water treatment plant failed to function properly. We voluntarily shut down the water treatment and all paper machine operations without any government intervention. As of May 8, 2012, the water treatment plant had resumed normal operation. We have not experienced any other water treatment malfunction since the April 2012 incident.

Employees

As of December 31, 2012, we have approximately 700 full time employees.  The Company provides private insurance coverage for any workplace accident or injury for all operators of paper milling machinery in the workshops.  These employees are organized into a labor union under the labor laws of the PRC and can bargain collectively with us.  We generally maintain good relations with our employees and the labor union.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are also available free of charge on our Internet site at http://www.orientpaperinc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

We do not have direct or indirect equity ownership of Orient Paper HB which operates our main business in China. At the same time, however, we have entered into contractual arrangements with Orient Paper HB and its individual owners pursuant to which we received an economic interest in, and exert a controlling influence over Orient Paper HB, in a manner substantially similar to a controlling equity interest.

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

We rely on contractual arrangements with Orient Paper HB for our operations, which may not be as effective in providing control over these entities as direct ownership.

Our operations and financial results are dependent on Orient Paper HB in which we have no equity ownership interest and must rely on contractual arrangements to control and operate the businesses of Orient Paper HB. These contractual arrangements are not as effective in providing control over Orient Paper HB as direct ownership. For example, Orient Paper HB may be unwilling or unable to perform their contractual obligations under our commercial agreements, including payment of consulting fees under the Exclusive Technical Service and Business Consulting Agreement as they become due. Consequently, we will not be able to conduct our operations in the manner currently planned. In addition, Orient Paper HB may seek to renew their agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control Orient Paper HB, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under Chinese law are inadequate. In addition, if we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

The shareholders of Orient Paper HB may have potential conflicts of interests with us, which may adversely affect our business.

We operate our businesses in China though Orient Paper HB. Our chairman, CEO and 27.95% shareholder, Zhenyong Liu owns 93.26% of the equity interest in Orient Paper HB. Conflicts of interests between his duties to us and to Orient Paper HB may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

Our arrangements with Orient Paper HB and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with Orient Paper HB and its shareholders were not entered into based on arm’s length negotiations. Although our contractual arrangements are similar to other companies conducting similar operations in China, if the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

The exercise of our option to purchase part or all of the equity interests in Orient Paper HB under the Call Option Agreement might be subject to approval by the PRC government. Our failure to obtain this approval may impair our ability to substantially control Orient Paper HB and could result in actions by Orient Paper HB that conflict with our interests.

Our Call Option Agreement with Orient Paper HB and its shareholders gives our Chinese subsidiary, Orient Paper Shengde or its designated entity or natural person, the option to purchase all or part of the equity interests in Orient Paper HB. The option may not be exercised by Orient Paper Shengde if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of Orient Paper HB, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions may technically apply to the transaction. If these regulations apply, an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts would be required. In addition, an appraisal of the equity interest or the assets to be acquired would also be mandatory. Since the scope of business activities (making of digital photo paper and other cultural paper products) as defined in the business license of Orient Paper Shengde does not involve the MOFCOM approval and monitoring, we do not believe at this time that an approval or an appraisal is required for Orient Paper Shengde to exercise its option to acquire Orient Paper HB. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity of Orient Paper HB, then we will lose a substantial portion of our ability to control Orient Paper HB and our ability to ensure that Orient Paper HB will act in our interests.

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Orient Paper HB commenced its current line of business operations in 1996 and received its initial Pollution Discharge Permit in September 1996, which must be renewed every year for Orient Paper HB to stay in business. Although we have never had problem renewing the Pollution Discharge Permit, we cannot guarantee automatic renewal every year. Our operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that Orient Paper HB will maintain its profitability or that we will not incur net losses in the future. We expect that Orient Paper HB’s operating expenses will increase as it expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

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

Orient Paper HB’s failure to compete effectively may adversely affect our ability to generate revenue.

Through Orient Paper HB, we compete in a highly developed market with companies that have significantly greater experience and history in our industry. If we do not compete effectively, we could lose market share and experience falling prices, adversely affecting our financial results. Our competitors will expand in the key markets and implement new technologies making them more competitive. There is also the possibility that competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot or will not offer or that will make our products less profitable. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Our digital photo paper operations will be relocated in the next few years due to an upcoming land use zoning change

Under a Xushui County urban redevelopment plan, the location of our digital photo paper operations will be converted from industrial use to commercial and residential use. As of December 31, 2012, there has been no executive order from the local government setting the deadline for the relocation. However, we have been under increasing pressure from the neighboring residents and the local government to relocate from our current location, which is increasingly surrounded by residential buildings. In addition, we expect the government will require the relocation be implemented within the next 5 years. While we are exploring different possibilities of moving the digital photo paper facilities to other locations that the Company owns or leases, we cannot assure you that the Company will be able to identify an ideal new location before the local county government orders us to implement the relocation.

Before we are able to relocate the digital photo paper operation to a new industrial area, the current 16-hour per day production schedule may be further limited

Because our digital photo paper operation is in a location increasingly surrounded by newly developed residential projects, the nightly operation of our current manufacturing schedule at the digital photo paper plant may be further restricted by the local County government, which has received numerous complaints about noises and disturbance by community residents. We are unable to predict the degree to which such restriction will affect our production, but we do expect some reductions in production activities in the next few years.

If Orient Paper HB fails to comply with covenants in its loan agreements, its lenders may allege a breach of a covenant and seek to accelerate the loan or exercise other remedies, which could strain our cash flow and harm our business, liquidity and financial condition.

Orient Paper HB received loans from commercial banks to fund its operations. Typically, these loans are made pursuant to customary loan agreements which contain representations and warranties about its business, financial covenants to which Orient Paper HB must adhere and other negative covenants in respect of its operations. Under some of these agreements, Orient Paper HB may be required to obtain the consent of its lenders prior to entering into its contractual arrangement with us but Orient Paper HB did not receive such prior consent. To date, our lenders have not given us any notice of default or otherwise objected to our contractual arrangements with Orient Paper HB. We intend to secure a waiver from our lenders in this regard, but cannot assure you that we will successfully do so. If we cannot obtain such a wavier and Orient Paper HB’s lenders declare it to be in default under the loan agreements, they may accelerate Orient Paper HB’s indebtedness to them which would negatively affect our cash flows and business operations.

We anticipate to incur significant capital expenditures and may increase debt leverage in the next two years.

We will be implementing significant capital expenditure projects of tissue paper and PM1 renovation in the next two years. Debt leverage may be increased to provide additional funding for these projects. If we cannot effectively manage our capital expenditures or if our capital expenditures do not lead to the results we anticipate, our business, financial position and operating performance may be materially and adversely affected. An increased debt burden may also materially and adversely affect our liquidity, financial condition and our business.

We may not be able to effectively control and manage the growth of Orient Paper HB.

If Orient Paper HB’s business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. An expansion would increase demands on existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause delay in production and delivery of our paper products, as well as administrative inefficiencies.

We, through our subsidiaries, may engage in future acquisitions that could dilute the ownership interests of our stockholders and cause us to incur debt and assume contingent liabilities.

We, through our subsidiaries, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of Orient Paper HB, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we, through our subsidiaries, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Orient Paper HB. In the event of any future acquisitions, we could:

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

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiaries, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;
•	unanticipated costs associated with the acquisition or investment transaction;
•	the diversion of management’s attention from other business concerns;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which Orient Paper HB has no or limited prior experience;
•	the potential loss of key employees of acquired organizations; and
•	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we will be able to successfully integrate any businesses, products, technology, or personnel that we might acquire in the future and our failure to do so could have a material adverse effect on our and/or Orient Paper HB’s business, operating results and financial condition.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and paper factory operational expertise of key personnel. Zhenyong Liu, our Chief Executive Officer and Chairman of the Board, Winston C. Yen, our Chief Financial Officer, Dahong Zhou, our Secretary, and Shuting Liang, Orient Paper HB’s General Engineer, Gengqi Yang, Orient Paper HB’s Vice President of Sales and Marketing, Fulai Huang, Orient Paper HB’s Vice President of Environmental Protection and Xiaodong Liu, Orient Paper Shengde’s General Manager, perform key functions in the operation of our business. Although all of our Directors and the key management personnel have not had any turnover since year 2009, there can be no assurance that Orient Paper or Orient Paper HB or Orient Paper Shengde will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and the key personnel.

We are dependent upon the services of Mr. Zhenyong Liu for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in the PRC. Although Mr. Liu has entered into an employment agreement with Orient Paper Shengde Paper Co., Ltd., our wholly owned subsidiary and a PRC company, and that we have no reason to believe that Mr. Liu will discontinue his services with us or Orient Paper HB, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

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

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	maintenance outages;
•	prolonged power failures;
•	an equipment failure, including any malfunction of our waste water treatment facilities;
•	disruption in the supply of raw materials, such as wood fiber, energy, or chemicals;
•	a chemical spill or release;
•	closure because of environmental-related concerns;
•	explosion of a boiler;
•	the effect of a drought or reduced rainfall on our water supply;
•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;
•	fires, floods, earthquakes, hurricanes, or other catastrophes;
•	terrorism or threats of terrorism;
•	labor difficulties; or
•	other operational problems.

We have purchased property base insurance from Property Insurance and Casualty Company Limited, valid from May 2012 through May 2013. However, if any of the abovementioned events were to occur, we may be unable to meet customer demand, which may adversely affect our sales and net income.

Our certificates, permits, and licenses related to our papermaking operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

Due to the nature of the business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities; impact our production capabilities; constrict our ability to sell, expand or acquire facilities; and generally impact our financial performance. Under the original factory land lease dated January 2, 2002, Orient Paper HB was obligated to return the land to the government to its original condition prior to the expiration of the lease. As such, Orient Paper would have to accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. However, on March 15, 2010, an amendment to the original January 2, 2002 lease was signed and removed the obligation of Orient Paper HB to return the land to its condition prior to the expiration of the lease. The management of the Company thus believes that no liabilities under the lease should be accrued as of December 31, 2012. Nevertheless, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate any sites, which could be identified in the future for cleanup, could be higher than expected.

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for failure to maintain a valid permit. We renewed our Pollution Discharge Permit in August 2012. Our latest permit is effective from August 2012 through July 31, 2013. An application to renew will be filed with the local environment protection agency before the expiration.

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

In the last few years, the central government of China has adopted policies to force the elimination of small, inefficient competitors in certain industries (e.g., coal, steal, paper and cement) where production produces pollutants to the environment. In the paper industry, the government has implemented two rounds of “mandatory closures” in years 2010 and 2011 and forced hundreds of small paper mills across China to shut down. The purpose of the mandatory closure is to make sure that the market is left with only an optimal number of medium to large competitors, which size and financial resources are such that production efficiency can be enhanced and environment protection measures will not be compromised. The paper mills or production lines affected by the mandatory closures are typically with capacities of less than 50,000 tonnes. The central government of China has announced that, during the “Twelfth Five-Year Plan” period of 2011 through 2015, it intends to eliminate more than 10 million tonnes of paper production capacity nationwide. It is commonly believed that further mandatory of small and inefficient capacities will continue to be shut down in year 2013 and the following years. Although we do not believe any of our production line is in danger of being targeted by the government, if we are unable to maintain our competitiveness by replacing old production equipments with larger, newer equipments and by maintaining our water-treatment capability, over time we may be required by the government to increase capital investments to keep up with the competition if industry consolidation intensifies.

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, the enforcement and performance of our contractual arrangements with our affiliated Chinese entity, Orient Paper HB, and its shareholders, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. Our major operating entity, Orient Paper HB, conducts its operations in China, and as a result, we are required to comply with PRC laws and regulations. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking Orient Paper HB’s business and other licenses;
•	requiring that we restructure our ownership or operations; and
•	requiring that we discontinue any portion or all of our business.

Among the material laws that we are subject to are the Price Law of The People’s Republic of China, Measurement Law of The People’s Republic of China, Tax Law, Environmental Protection Law, Contract Law, Patent Law, Accounting Laws and Labor Law.

Our contractual arrangements with Orient Paper HB and its shareholders may not be as effective in providing control over Orient Paper HB as direct ownership.

Since the law of the PRC limits foreign equity ownership in companies in China, we operate our business through Orient Paper HB. We have no equity ownership interest in Orient Paper HB and rely on contractual arrangements to control and operate its business. These contractual arrangements may not be effective in providing control over Orient Paper HB as direct ownership. For example, Orient Paper HB could fail to take actions required for our business despite its contractual obligation to do so. If Orient Paper HB fails to perform under their agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under the law of the PRC, which may not be effective. In addition, we cannot assure you that the Orient Paper HB’s shareholders would always act in our best interests.

Because we may rely on the consulting services agreement with Orient Paper HB for essentially all of our revenue and cash flows, any difficulty for Orient Paper HB to pay consulting fees to Orient Paper Shengde under the consulting agreement may have a material adverse effect on our operations.

We are a holding company and currently do not conduct any business operations other than the contractual arrangements between Orient Paper Shengde and Orient Paper HB. As a result, we may rely entirely for our revenues on dividend payments from Orient Paper Shengde for any payment from Orient Paper HB pursuant to the consulting services agreement which forms a part of the contractual arrangements between Orient Paper Shengde and Orient Paper HB. Since Orient Paper Shengde is not a legal shareholder of Orient Paper HB under PRC statutes, the arrangement for Orient Paper HB to pay a substantial portion of its net income to Orient Paper Shengde may be challenged by the PRC government, which could prevent us from issuing dividends to our shareholders or making required payments to some of our service providers.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Financial Management website of http://fms.treas.gov/intn.html, as of December 31, 2012, $1 = 6.2300 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Orient Paper HB’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,295,500 as opposed to RMB 6,230,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Orient Paper HB has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $139,577 as opposed to $160,514 prior to the depreciation.

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

Inability to satisfy the registered capital requirement of our PRC wholly foreign-owned subsidiary Orient Paper Shengde may affect our ability to engage in major corporate transactions in the PRC

Orient Paper Shengde, our 100% owned Wholly-Foreign-Owned-Enterprise (“WFOE”) in China, was formed in June 2009 with a registered capital of $60 million. As of December 31, 2012, we are only able to fund the registered capital for $30 million. While the registered capital deficiency will not affect the WFOE’s ability to conduct daily business operations, the WFOE will not be able to engage in certain corporate actions such as corporate reorganization, mergers and acquisitions, or paying dividends.

Risks Related to Our Common Stock

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of December 31, 2012, there were 18,459,775 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 28.43% of our common stock. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 27.95% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 28.43% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE MKT.

We may not continue to pay cash dividends and any return on investment may be limited to the value of our common stock.

While we intend to retain the majority of any future earnings for use in the operation and expansion of our business, we did declare four quarterly cash dividends in April of 2012. Although it is likely that our Board of Directors will continue the quarterly cash dividend as a regular dividend policy in the coming years, there is no guarantee that the cash dividend will not be discontinued. Should we decide to continue the cash dividend, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting, and attestation of this assessment by their independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While there has not been any detected significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2012, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the NYSE MKT. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

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

Risks Related To Doing Business in the PRC

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by the Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditor is located in China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB. Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our headquarter is located at Hebei Baoding Orient Paper Milling Company Limited, Juli Road, Xushui County, Baoding City, Hebei Province, People’s Republic of China. The headquarter and our main production base, separated by approximately 4 kilometers apart in Xushui County of the city of Baoding, have a total area of 345.91 mu, or approximately 56.97 acres.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a "land use right" after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding Orient Paper HB’s land use rights with regard to the land that it uses in its business.

The land of our major operating entity and our main production base (the “Xushui Paper Mill”), comprising 200 mu, or approximately 33 acres, of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031.  The lease requires an annual payment of approximately $19,022 (RMB 120,000) due by June 30 every year.

The remaining 58.06 mu, approximately 9.5 acres, of land (the “Headquarter Compound”) on which our principal executive offices and other production facilities are situated (including the two digital photo paper production lines), is obtained pursuant to a land use right granted by the local government on March 10, 2003.  Orient Paper HB obtained the right to use the 58.06 mu of land for 50 years through March 10, 2053.  The purchase price of the land use right was approximately $2,375,202 (RMB14,984,200), which was fully paid on March 8, 2005.

As of December 31, 2012, our facilities include a total of 7 production lines (PM1 through PM6, plus PM7 which is idle and undergoing a renovation), 6 warehouses, 2 office buildings, 2 cafeterias, and 4 dormitories.

Item 3.	Legal Proceedings

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP. The complaint in the lawsuit, Mark Henning, et al. v. Orient Paper et al. , CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected. The complaint seeks, among other relief, compensatory damages, attorneys' fees and experts’ fees. Plaintiffs purport to sue on behalf of themselves and a class consisting of the Company’s stockholders (other than the defendants and their affiliates). The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. On June 21, 2012, the Company reached a proposed settlement of the securities class action lawsuit with the plaintiffs. The terms of the proposed settlement call for dismissal of all the defendants from the action in exchange for a $2 million payment from the Company’s insurer. The court granted preliminary approval of the settlement on November 5, 2012, and the Company expects final settlement approval by the court after a hearing scheduled for March 25, 2013. The management believes that the proposed settlement, if approved, should have no material impact on the Company’s consolidated financial statements.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit, to which the Company filed an answering brief on August 31, 2012. The oral argument before the Judge was scheduled for April 9, 2013. The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Orient Paper’s common stock is quoted on NYSE MKT Equities under the symbol “ONP” since December 17, 2009, and was quoted on Over-the-Bulletin Board under the symbol “ORPN” and “OPAI” prior to December 17, 2009.

Until January 29, 2008, there was no active trading in our common stock.

The range of high and low bid quotations by quarter from January 1, 2011 through December 31, 2012 is listed below. The quotations are taken from the NYSE MKT. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	High Bid	Low Bid
2011 First Quarter	6.40	4.51
2011 Second Quarter	4.68	3.18
2011 Third Quarter	4.54	2.55
2011 Fourth Quarter	4.04	2.05
2012 First Quarter	4.84	3.15
2012 Second Quarter	3.81	1.87
2012 Third Quarter	2.66	1.95
2012 Fourth Quarter	2.10	1.66

As of March 1, 2013, we had approximately 3,200 shareholders of record of our common stock.

Dividends

On June 1, 2012, the Company’s Board of Directors approved a quarterly cash dividend of $0.0125 per share for each of the next four quarters. The first quarterly dividend was declared on June 1, 2012 to shareholders of record as of June 15, 2012. The dividends were paid on July 2, 2012.

On September 4, 2012, the Company declared another quarterly dividend of $0.0125 per share to shareholders of record as of September 14, 2012. The dividends were paid on October 1, 2012.

On December 6, 2012, the Company declared a third quarterly cash dividend of $0.0125 per share to shareholders of record as of December 17, 2012. The dividend was paid on December 31, 2012. Total dividends declared and paid for the year ended December 31, 2012 were $692,242.

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. No stock or option was issued under the 2012 ISP on or before December 31, 2012.

The total number shares of common stock under the 2011 and 2012 ISPs, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2012, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	575,000	n/a	465,416
Equity compensation plans not approved by security holders	-	n/a	-
Total	575,000	n/a	465,416

Recent Sales of Unregistered Securities

On January 11, 2012, the Company’s Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company. The shares, which are issued out of the 2011 ISP that was approved by the 2011 Annual General Meeting, have not been registered with the Securities and Exchanges Commission. See “Equity Compensation Plan Information” above for details of the 2011 ISP.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Company Stock Performance

The above graph compares the cumulative total stockholder return from January 29, 2008, the date of our common stock first began quoted on the Over-the-Counter Bulletin Board with a reverse-split adjusted price of $2.04/share, through February 15, 2013, for our existing common stock, the S&P 500 Index and the NASDAQ Composite Index. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer groups have been weighted to reflect relative stock market capitalization. The graph above assumes that $100 was invested on January 29, 2008, in each of our existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising the NASDAQ Composite Index.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial information of the Company. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Year Ended December 31,
	2012	2011	2010	2009	2008
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	(in thousands, except per share data)
Revenues	$151,117	$150,747	$123,990	$102,143	$65,204
Gross profit	$27,056	$32,950	$26,176	$20,035	$12,560
Selling, general and administrative expenses	$3,361	$2,518	$3,074	$2,029	$832
Loss on impairment of assets (1)	$(2,762)	$-	$-	$-	$-
Gain (Loss) from disposal of property, plant and equipment (2)	$45	$(321)	$(1,115)	$-	$-
Income from operations	$20,979	$30,111	$21,986	$18,006	$11,728
Depreciation	$8,383	$4,425	$4,148	$3,510	$3,180
Interest expense	$872	$700	$633	$728	$594
Net income	$14,673	$21,649	$15,552	$12,720	$8,274
Basic earnings per share	$0.79	$1.18	$0.89	$1.04	$0.77

CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$13,140	$4,165	$11,348	$6,950	$3,234
Accounts receivable, net	$2,836	$3,821	$1,839	$2,057	$1,426
Inventories	$15,104	$10,008	$7,423	$6,926	$2,821
Property, plant and equipment	$122,391	$114,651	$87,446	$55,304	$45,341
Total assets	$162,846	$144,958	$115,506	$71,700	$52,822
Total liabilities	$20,078	$17,432	$13,964	$15,425	$18,733
Total shareholders' equity	$142,769	$127,526	$101,542	$56,275	$34,089

(1)	The impairment loss in 2012 is related to the planned demolition of certain equipments and parts under the renovation project of the corrugating medium PM1.
(2)	The loss from disposal of property, plant and equipment in 2010 was mainly attributable to the demolition of an old corrugating medium paper production line, which location was part of the current workshop that houses our new corrugating medium PM6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this Annual Report.

Results of Operations

Revenue for the year ended December 31, 2012 was $151,116,806, an increase of $369,490 or 0.25% from $150,747,316 for the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper for the year ended December 31, 2012 was $144,928,792, an increase of $2,430,676 or 1.71% from $142,498,116 for previous year in 2011. The increase was the result of a number of favorable and unfavorable factors, including: (1) an increase in sales of corrugating medium paper as we ramp up the production of the new 360,000 tonnes/year production line PM6 during year 2012, (2) decreases in Average Selling Prices (“ASPs”) of 7.37% and 9.69% for corrugating medium and offset printing paper, respectively, during the year ended December 31, 2012 compared to the previous year, (3) a decrease in revenue caused by the suspension of trading activities of offset printing paper since January 2012, and (4) production interruptions in the second and third quarters of 2012 due to the malfunctioning water treatment plant and installation of new boilers.

Total offset printing and corrugating medium paper sold during the year ended December 31, 2012 amounted to 322,064 tonnes, an increase of 91,570 tonnes or 39.73%, compared to 230,494 tonnes sold in the comparable period in the previous year. Despite the increased contribution in tonnage sold by the new PM6 in 2012 as further explained below, we sold only 157 tonnes of offset printing paper finished goods that we purchased from other manufacturers for a revenue of $121,618 during the year ended December 31, 2012. In January 2012, we suspended all of our trading due to downward pricing pressure that squeezes trading profit margin. In comparison, during the year ended December 31, 2011, we sold 31,795 tonnes of offset printing paper (or 26.02% of total printing paper sold for that period) purchased from other manufacturers for a revenue of $25,625,731.

During the year ended December 31, 2012, we produced and sold 175,758 tonnes of corrugating medium paper from the new PM6 that we launched in December 2011. With the additional tonnage produced by PM6, total quantity of corrugating medium paper sold during the year ended December 31, 2012 was 254,500 tonnes, an increase of 146,326 tonnes or 135.27% from 108,174 tonnes in the previous year. The changes in revenue dollar amount and in tonnage from the year ended December 31, 2011 to year 2012 are summarized as follows:

	Year Ended		Year Ended		Change in		Change in percentage
	December 31, 2012		December 31, 2011
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.	Amount
Corrugating Medium Paper	254,500	$95,828,701	108,174	$44,013,774	146,326	$51,814,927	135.27%	117.72%
Offset Printing Paper	67,564	$49,100,091	122,320	$98,484,342	(54,756)	$(49,384,251)	-44.76%	-50.14%
Total Corrugating Medium and Offset Printing Paper Sales Revenue	322,064	$144,928,792	230,494	$142,498,116	91,570	$2,430,676	39.73%	1.71%

Monthly sales revenue, including revenue from the sales of purchased paper finished goods and excluding revenue of digital photo paper, for the 24 month period ended December 31, 2012, are summarized below.

Monthly Revenue of Major Products (excluding Digital Photo Paper)
January 2011 Through December 2012
USD in Thousands
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
Jan-2011
Mar-2011
May-2011
Jul-2011
Sep-2011
Nov-2011
Jan-2012
Mar-2012
May-2012
Jul-2012
Sep-2012
Nov-2012
Month
TOTAL Corrugated Medium Paper
TOTAL Offset Printing Paper
Offset Printing Paper Trading

The ASPs for our main products for the years ended December 31, 2012 and 2011are summarized as follows:

	Offset Printing Paper ASP	Corrugating Medium Paper ASP
Year ended December 31, 2011	$805	$407
Year ended December 31, 2012	$727	$377
Decrease from comparable period in the previous year	$(78)	$(30)
Decrease as a percentage	-9.69%	$-7.37%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 24-month period ended December 31, 2012:

Monthly Product ASPs (excluding Digital Photo Paper)
January 2011 Through December 2012
900
800
700
600
500
400
300
200
100
0
Selling Price/Tonne
Jan-11
Mar-11
May-11
Jul-11
Sep-11
Nov-11
Jan-12
Mar-12
May-12
Jul-12
Sep-12
Nov-12
Month
Offset Printing Paper
Corrugating Medium Paper

Corrugating Medium Paper

Revenue from corrugating medium paper amounted to $95,828,701 (or 66.12% of total offset printing paper and corrugating medium paper revenue) for the year ended December 31, 2012, representing a $51,814,927 (or 117.72%) increase over the corrugating medium paper revenue of $44,013,774 for the previous year in 2011. We sold 254,500 tonnes of corrugating medium paper for the year ended December 31, 2012 as compared to 108,174 tonnes for the previous year in 2011, representing a 135.27% increase in quantities sold. Despite the increase in sales quantity, ASP for corrugating medium paper dropped from $407/tonne for the year ended December 31, 2011 to $377/tonne for the year ended December 31, 2012, representing a 7.37% year-over-year decrease. The decline in the ASP appears to be a result of the economic slowdown throughout China, as manufacturing activities contracted due to the debt and fiscal crisis in Europe as well as the Chinese government’s effort to cool off the domestic construction activities. We believe the ASP for the corrugating medium paper may not fundamentally improve until the Chinese government announces new economic policies to stimulate domestic economy and consumer spending.

We launched the new 360,000 tonnes/year corrugating medium PM6 in December 2011. We are in the process of ramping up the new production line PM6. For the year of 2012, we sold 175,758 tonnes of corrugating medium produced by the new production line. Quantities sold from the commencement to December 2012 are as follows.

360k t/a Corrugating Medium Line
Quantities Produced and Sold
Tonnes Produced & Sold
25,000
20,000
15,000
10,000
5,000
-
December, 2011
January, 2012
February, 2012
March, 2012
April, 2012
May, 2012
June, 2012
July, 2012
August, 2012
September, 2012
October, 2012
November, 2012
December, 2012

Offset Printing Paper

Revenue from offset printing paper amounted to $49,100,091 (or 33.88% of total offset printing paper and corrugating medium paper revenue) for the year ended December 31, 2012, which represents a $49,384,251 (or 50.14%) decrease from the offset printing paper revenue of $98,484,342 for the comparable period in 2011. We sold 67,564 tonnes of offset printing paper in the year ended December 31, 2012 compared to 122,320 tonnes of offset printing paper in the comparable period in year 2011, a decrease of 54,756 tonnes or 44.76%. We believe that the factors contributing to the decrease in both total quantity and dollar amount sold in the year ended December 31, 2012 include (1) a softening demand for printing paper in our region, possibly due to a slowdown of the economy, (2) the decrease in ASP for offset printing paper products from $805/tonne in the year ended December 31, 2011 to $727/tonne in the year ended December 31, 2012, representing a decrease of 9.69%, (3) the suspension of offset printing paper trading activities due to shrinking profit margin since January 2012, as explained above, and (4) production interruption in the second and third quarters of 2012 because of the water treatment plant malfunction and the installation of new boilers. Gross revenue from trading of offset printing paper finished goods is $121,618 (or 157 tonnes) for the year ended December 31, 2012, representing 0.25% of total sales revenue of offset print paper for the current year, while gross revenue from trading of offset printing paper finished goods was $25,625,731 (or 31,795 tonnes) for the previous year in 2011 and accounted for 26.02% of the gross revenue of offset printing paper for 2011.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $6,188,014 (or 4.09% of total revenue) for the year ended December 31, 2012, a decrease of $2,061,186 or 24.99% from $8,249,200 (or 5.47% of total revenue) for the year ended December 31, 2011. When comparing to the year ended December 31, 2011, the ASP of our digital photo paper decreased from $4,026/tonne to $3,858/tonne. We sold 1,604 tonnes of digital photo paper in the year ended December 31, 2012, as compared to 2,049 tonnes in the same period a year ago. As there are increasingly more residential buildings and residents living in the surrounding areas of our digital photo paper plant, we have been under increasing pressure since October 2012 by local residents and from government urban planning officials to minimize our operations during night time, which resulted in a curtailment of our production schedule. Digital photo paper produced in the fourth quarter of 2012 was 229.07 tonnes, versus 486.31 tonnes in the comparable quarter in 2011, representing a 52.90% quarterly decline. Besides the reduced production in the fourth quarter of 2012, the 21.72% year-over-year decline in quantity sold and the 4.17% year-over-year decline in ASP, which appears to be a result of softening customer demand due to the slowdown in the economy. We believe the market demand and the ASP may not fully recover until the first half of year 2013, or until fundamental changes in the PRC domestic economy take place.

We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2). Because of the depressed domestic economy, we believe there will still be market pricing pressure on digital photo paper in the near future. Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from January 2011 to December 2012 are summarized as follows:

Cost of Sales

Corrugating Medium Paper and Offset Printing Paper

Total cost of sales for corrugating medium paper and offset printing paper for the year ended December 31, 2012 was $119,312,122, an increase of $7,005,486 or 6.24% from $112,306,636 for the comparable period in 2011. The net increase in total corrugating medium and offset printing paper cost of sales in 2012 appears to be primarily due to the increase in the total quantity of paper sold in 2012 (322,064 tonnes) versus in 2011 (230,494 tonnes). As explained above, total sales revenue (excluding revenue from sales of digital photo paper) increased from $142,498,116 in the year ended December 31, 2011 to $144,928,792 in the comparable period in year 2012, representing a 1.71% year-over-year increase. Cost of sales for total corrugating medium paper amounted to $78,139,499 for the year ended December 31, 2012, as compared to $31,466,151 for the previous year in 2011. The $46,673,348 increase in corrugating medium paper cost of sales was further offset by a reduction in offset printing paper cost of sales. Changes in cost of sales and cost per tonne by product for the three-month periods ended December 31, 2012 and 2011 are summarized below:

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2011		Change in		Change in percentage
	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tone
Corrugating medium paper	$78,139,499	$307	$31,466,151	$291	$46,673,348	$16	148.33%	5.50%
Offset printing paper	$41,172,623	$609	$80,840,485	$661	$(39,667,862)	$(52)	(49.07)%	(7.87)%
Total corrugating medium and offset printing paper	$119,312,122	n/a	$112,306,636	$n/a	$7,005,486	$n/a	6.24%	n/a

Monthly average purchase costs of our major raw materials for the period beginning January 2011 and ending December 2012 are as follows:

Major Raw Material Monthly Average Cost
January 2011 Through December 2012
500
400
300
200
100
-
USD per Metric Ton
Jan-11
Mar-11
May-11
Jul-11
Sep-11
Nov-11
Jan-12
Mar-12
May-12
Jul-12
Sep-12
Nov-12
Month
Recycled paper board (raw material for currugating medium paper)
Recycled white scrap paper (raw material for offset printing paper)
Recycled printed paper (raw material for printing paper)

Over the period of 24 months ended December 31, 2012, costs for all types of raw materials in the first three quarters of year 2011 were generally on an upward trend and reached the highest point over the period toward the end of October 2011, then started to decline since November 2011, as downstream demand for all paper products showed weakness because of the economic slowdown in China. Our average unit purchase costs (net of applicable value added tax) of recycled paper board, recycled white scrap paper, and recycled printed paper in the month of October 2011 were $204/tonne, $424/tonne, and $318/tonne, respectively. Starting from November 2011, the raw material prices have been declining, reflecting a softening demand from other paper producers in an economic slowdown. By the month of December 2012, the average unit purchase costs of recycled paper board, recycled white scrap paper, and recycled printed paper were $203/tonne, $366/tonne, and $271/tonne, respectively, which represent decreases of 0.49%, 13.68% and 14.78% from the prices in October 2011, respectively. Our production uses entirely domestic recycled paper (produced mainly from the Beijing-Tianjin metropolitan area) and do not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper. Depending on the regional economic outlook in the year of 2013, we believe that the future waste paper raw material costs may continue to reflect weaker market demand.

Total depreciation allocated to corrugating medium and offset printing paper for the year ended December 31, 2012 was $7,435,095, an increase of $3,930,378 from that of the previous year of 2011 in the amount of $3,504,717. Out of the 2012 depreciation expense, $5,570,083 (or $32/tonne) was allocated to the corrugating medium paper produced by the new 360,000 tonnes/year new production line PM6.

Electricity and coal are the two main energy sources of our paper manufacturing activities. Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months. Historically, electricity and coal account for approximately 8% and 12% of our total cost of sales, or approximately 6% and 9% of total sales, respectively. However, as we ramp up the run rate of the new corrugating medium PM6, which is considerably more energy efficient, we expect to see the portion in sales and cost of sales represented by electricity and coal to decrease over time. The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales and sales of our main paper products for the 24 months ended December 31, 2012 are summarized as follow:

Energy Cost to Total Cost of Sales (excluding cost of trading sales)
January 2011 Through December 2012
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Jan-11
Mar-11
May-11
Jul-11
Sep-11
Nov-11
Jan-12
Mar-12
May-12
Jul-12
Sep-12
Nov-12
Month
Electricity Cost to Total COGS
Coal Cost to Total COGS
Total Energy Cost to Total COGS

Digital Photo Paper

Total cost of sales of digital photo paper amounted to $4,748,437 for the year ended December 31, 2012, representing a decrease of $742,168, or 13.51%, over the cost of sales of $5,490,605 in the comparable period in year 2011. The decrease is primarily due to the reduction in production and a 21.72% decrease in sales quantity of our digital photo paper products in year 2012 as compared to year 2011. During the year ended December 31, 2012, regular repairs and maintenance expense included in the digital photo paper cost of sales was in the amount of $187,571, as compared to $72,868 in the year of 2011.

Gross Profit

Corrugating Medium Paper and Offset Printing Paper

Gross profit for corrugating medium paper and offset printing paper for the year ended December 31, 2012 was $25,616,670, a net decrease of $4,574,810 or 15.15% from $30,191,480 for the previous year in 2011. The net decrease in gross profit was primarily attributable to (1) the 9.69% and 7.37% year-over-year declines in ASPs of our offset printing paper and corrugating medium paper explained above in the discussion of changes in revenue above, (2) a 6.24% year-over-year increase in cost of sales for offset printing paper and corrugating medium paper in the year of 2012, versus a smaller 1.71% growth in sales, and (3) the difference of the $1,627,999 gross profit in the year of 2011 that was contributed by trading of offset printing paper purchased from third party suppliers, which has been discontinued since January 2012. Because of the declining ASPs, gross profit margin of corrugating medium paper and offset printing paper generally have been decreasing since the beginning of 2012. For the year ended December 31, 2012, our gross profit margins of corrugating medium paper and offset printing paper were 18.46% and 16.15%, respectively. In comparison, the gross profit margins of corrugating medium paper and offset printing paper for the year of 2011 were 28.46% and 17.94%, respectively.

Monthly Gross Profit Margins on the sales of our corrugating medium paper and offset printing paper for the 24-month period ending December 31, 2012 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the year ended December 31, 2012 amounted to $1,439,577 or 23.26% as a percentage of total digital photo paper sales, compared with $2,758,595, or 33.44% as a percentage to total digital photo paper sales in the last year. The decline of gross profit margin is a direct result of both lower production quantity (and in terms of quantity sold, 21.72% less than the same period in 2011) and a lower ASP (4.17% lower than the ASP in the same period of previous year). The low ASP of digital photo paper reflects the contraction of the domestic consumption and business activities (including commercial advertising) since the beginning of year 2012. We believe that the Chinese economy may not fully recover to the pre-2012 level at least until the first half of 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 were $3,360,520, an increase of $842,990 or 33.48% from $2,517,530 for the previous year of 2011. The increase was mainly attributable to (1) the fair value of the issuance of 109,584 shares of common stock to certain of our directors and officers in January 2012 as compensation for their services to the Company, which was recorded as a one-time compensation expense of $378,065 during the first quarter of 2012, (2) the increase of insurance expense (mainly the Directors & Officers liability insurance) in year 2012 for $118,069, (3) a decrease in gain on foreign currency transaction in 2012 for $151,907, (4) additional building depreciation (for the three new dormitory buildings in the Headquarters Compound) and land use rights amortization (for the land acquired in April 2012) of $114,291 in year 2012, (5) a reversal of prior-period accumulated over-provisions in December 2011 of employee PRC statutory fringe benefit in the amount of $123,869, (6) new lease expenses of $107,978 in land lease in Wei County for the fourth quarter of 2012, (7) an increase of $93,513 in the 2012 repairs and maintenance over the amount for the previous year, and (8) a 2012 year-over-year increase of $68,028 in salaries and wages for non-office employees. For the year ended December 31, 2012 the expenses incurred or accrued for legal and accounting/auditing fees amounted to $642,205, as compared to $1,054,403 during previous year in 2011.

Income from Operations

Operating income for the year ended December 31, 2012 was $20,978,666, a decrease of $9,132,679 or 30.33% from $30,111,345 for the previous year in 2011. In addition to the changes in gross profit and selling, general and administrative expenses, which collectively account for $6,736,818 in the 2012 year-to-year decrease in income from operation, the difference also reflects the following gain and losses for the year ended December 31, 2012: (1) a $2,762,349 loss on impairment of assets associated with the Company’s plan to renovate its 150,000 tonnes/year corrugating medium PM1 and to rebuild it with a new capacity of 250,000 tonnes/year and the resulting provision for loss on the retirement and demolition of certain PM1 equipments in year 2013, and (2) a $45,288 gain from net proceeds of the disposal of other production equipments. For the year ended December 31, 2011, the Company recognized a loss in the amount of $321,200 for the disposal of various production equipments and the demolition of an old employee cafeteria building.

Net Income

Net income was $14,672,663 for the year ended December 31, 2012, a decrease of $6,976,001 or 32.22% from $21,648,664 for the previous year in 2011. In addition to the changes described above, the decrease is also attributable to a year-over-year increase in interest expense in the amount of $171,942 in the year ended December 31, 2012. Such increase in interest expense was due to an increase of short-term borrowing from $2,833,619 as of December 31, 2011 to $3,962,844 as of December 31, 2012.

Accounts Receivable

Net accounts receivable decreased by $984,361 (or 25.76%) to $2,836,335 as of December 31, 2012, compared to $3,820,696 as of December 31, 2011 due to more cash-on-delivery customers accounts for the sales of corrugating medium paper. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 91.27% of total value of ending inventory as of December 31, 2012) and finished goods. As of December 31, 2012, the recorded value of inventory increased by 50.92% to $15,104,101 from $10,007,928 as of December 31, 2011. The largest change came from the inventory item of recycled paperboard, which is the main raw material for the production of corrugating medium paper and was stated at $11,274,383 as of December 31, 2012. The balance of recycled paperboard on December 31, 2012 was higher than the balance at December 31, 2011 by $5,628,934 due to the additional needs for raw material by the new PM6 corrugating medium paper production.

A summary of changes in major inventory items is as follows:

	December 31, 2012	December 31, 2011	$ Change	% Change
Raw Materials
Recycled paper board	$11,274,383	$5,645,449	$5,628,934	99.71%
Pulp	13,813	13,718	95	0.69%
Recycled printed paper	884,236	589,165	295,071	50.08%
Recycled white scrap paper	766,144	1,918,545	(1,152,401)	-60.07%
Coal	621,107	661,891	(40,784)	-6.16%
Digital photo base paper and other raw materials	225,912	149,306	76,606	51.31%
Total Raw Materials	13,785,595	8,978,074	4,807,521	53.55%
Finished Goods	1,318,506	1,029,854	288,652	28.03%
Totals	$15,104,101	$10,007,928	$5,096,173	50.92%

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $1,012,906 as of December 31, 2012, a decrease of $1,753,648 or 63.39% from $2,766,554 as of December 31, 2011. In addition to regular trade accounts payable, the Company had notes payable to one of its major suppliers in the total amount of $3,170,276 as of December 31, 2012. The combined balance payable as of December 31, 2012 to its vendors in the amount of $4,183,182, an increase of $1,416,628 from the accounts payable balance a year ago is primarily for the purchase of recycled paperboard, which is the major raw material for the production of corrugating medium paper.

Liquidity and Capital Resources

Overview

As of December 31, 2012, we had net working capital of $21,866,644, an increase of $10,542,928, or 93.10% over net working capital of $11,323,716 on December 31, 2011. Our current liabilities increased from December 31, 2011 to the end of year 2012 by $4,459,354, mainly due to a related party security deposit in the amount of $1,075,606 and the $4,168,912 in current portion of long-term debt as of December 31, 2012 that was not classified as current in 2011. Cash and cash equivalents increased by $8,974,841 as we completed the PM6 construction and started to build up cash balance for the 2013 tissue paper production line project.

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions and major shareholders. Major capital expenditures in the year of 2012 and year 2011 were primarily financed by cash flows generated from business operations. As of December 31, 2012, we had approximately $5,243,636 in capital expenditure commitments that were mainly related to the construction costs of our first 15,000 tonnes/year tissue paper production line PM8 in a new industrial park in Wei County of Hebei, China and will be satisfied by payment of cash within the next 12-18 months.

Capital Expenditures

In addition to the binding contracts that we have entered into, we are also planning for several other capital expenditure projects for the years of 2013 and 2014. These projects include (1) building additional warehouses and new offices, cafeteria, and production line worker living quarters over the land across the street that we acquired in April 2012 for an estimated cost of $5 million, (2) ancillary facilities for the tissue paper PM8 and other infrastructures in the Wei County plant for an estimated cost of $21 million, (3) a second 15,000 tonnes/year tissue paper production line (to be designated as PM9) for an estimated cost of $13 million, and (4) major renovation of the old corrugating medium paper production line PM1 and related facilities to enhance production capacity to 250,000 tonnes/year for an estimated cost of $20 million. We estimate that total capital expenditure in the years of 2013 and 2014 to be approximately $60 million, which is expected to be funded by debt financing, cash on hand and cash flows generated from our own operations. Our cash and cash equivalents was $13,140,288 as of December 31, 2012, and cash flows generated from our own operations amounted to approximately $22.2 million in 2012.

Acquisition of Land

In the spring of 2010, we initiated the process of acquiring approximately 667,000 square meters of land adjacent to our Xushui Paper Mill facilities and have received governmental approval for our capacity expansion plan. However, since the start of the acquisition process, we have met significant opposition by certain local residents over the price that we offered for their land. On April 13, 2012, we closed our acquisition of 58,566 square meters of land and secured all associated land use right permits. For the 58,566 square meters of land acquired, we paid a total of $7.5 million for various compensation, taxes, and recording fees to the sellers and the local government.

Relocation of Facilities

We have been informed that a recent Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we will be required to eventually cease all operations currently conducted on our Headquarters Compound site.  In order to comply with this government mandate, we intend to initiate the process of relocating our offices and facilities to a new site.  To that end, we have entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company 80% owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer.  There is currently no binding agreement between us and Hebei Fangsheng in connection with the Potential Sale. In November 2012, Hebei Fangsheng provided us with a payment of $1,075,606 earnest money deposit payment to proceed with discussion. The earnest money deposit would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale.  We intend to pursue negotiations with respect to the Potential Sale on an arm’s length basis with Hebei Fangsheng, and will only consummate such Potential Sale on terms that will be not less advantageous to us than as if Hebei Fangsheng were an independent, unaffiliated party.  We will only enter into legally binding agreements with Hebei Fangsheng in connection with the Potential Sale upon appraisals by independent appraisal firms, and a finding by our Audit Committee that these conditions have been met.

We have not identified new locations for the office and the digital photo paper workshop but are exploring the possibility of moving the headquarters office to near our Xushui Paper Mill. We may also consider moving the digital photo paper operations to the new industrial park in Wei County.

Wei County Tissue Paper PM8 and PM9

In November 2012 we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012 we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having 15,000 tonnes/year capacity, will be designated as PM8 and PM9 upon completion. Total estimated cost of the tissue paper project may be up to $43.5 million in the next two years.

Renovation of PM1 to Expand to 250,000 tonnes/year Corrugating Medium Capacity

We have decided to take voluntary action to renovate our 150,000 tonnes/year corrugating medium PM1 in anticipation of increased regulatory concerns on energy efficiencies and to further upgrade the quality of our corrugating medium products. The renovation is set to start before the end of the first quarter of 2013 and there will be no production output from PM1 during renovation. The Company expects the renovated PM1 will cost approximately $20 million and will come online in the third quarter of 2014 with an expanded capacity of 250,000 tonnes/year.

The Company currently does not have any plans for equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents as of December 31, 2012 was $13,140,288, an increase of $8,974,842 from $4,165,446 as of December 31, 2011. The year-over-year increase of cash and cash equivalents was primarily attributable to a number of factors, including the following:

i. Net cash provided by operating activities

Net cash provided by operating activities was $22,231,966 for the year ended December 31, 2012, representing an increase of $3,601,917 or 19.33% from $18,630,049 for the previous year in 2011. The net income for the year ended December 31, 2012 in the amount of $14,672,663 represented a decrease of $6,976,001 or 32.22% from $21,648,664 for the previous year in 2011. In addition to the decrease in net income, non cash item of deferred tax of $941,208, net increase in inventories for $5,024,459, net decrease in accounts payable of $1,771,968 and decrease in income taxes payable of $500,641 during the 2012 year also decreased cash balance as of December 31, 2012. These major net cash outflows are offset by non cash item of depreciation and amortization in the amount of $8,382,859 (an increase over the depreciation and amortization for the last year of 2011 by $3,958,328), loss from impairment and disposal of assets for $2,717,060, net decrease in accounts receivable of $1,029,978, net increase in notes payable of $3,168,769 and net increase in other payables and accrued liabilities of $453,548.

ii. Net cash used in investing activities

We incurred $11,915,693 in cash expenditures for investing activities during the year ended December 31, 2012, compared to $27,451,405 for the previous year in 2011 when the construction of the new corrugating medium PM6 was in progress. During year 2012, we received an earnest money deposit from a related party Hebei Fangsheng for the Potential Sale of our Headquarters Compound land and buildings in the amount of $1,075,095. Cash used to pay for property, plant and equipment, including ancillary facilities of our new PM6 and other infrastructures, totaled $13,518,955. We expect to finance any future capital expenditure commitment with (1) our current cash and cash equivalent balance of approximately $13.1 million, (2) cash flows from operating activities in the next twelve months, and (3) additional bank loans or capital leases, if necessary.

iii. Net cash used in financing activities

Net cash used in financing activities was $1,367,557 for the year ended December 31, 2012, as compared to net cash provided by financing activities in the amount of $1,496,791 for the previous year in 2011.

During the year ended December 31, 2012, we paid off the principal balance and accrued interest of the RMB 13,000,000 (approximately $2,060,679 based on the currency exchange rate as of December 31, 2012) short-term loan from the Industrial & Commercial Bank of China (“ICBC”) on February 24, 2012, and a short-term loan of RMB 5,000,000 (approximately $792,568 based on the currency exchange rate as of December 31, 2012) from the ICBC on August 15, 2012, as well as an RMB 12,500,000 (approximately $1,981,422 based on the currency exchange rate as of December 31, 2012) ICBC loan on October 23, 2012. We renewed the RMB 5,000,000 loan (approximately $792,568 based on the currency exchange rate as of December 31, 2012) on September 4, 2012. We entered into a new short-term loan agreement of RMB 10,000,000 (approximately $1,585,138 at December 31, 2012) with ICBC on November 9, 2012. We also entered into a new line of credit agreement with Bank of Hebei for a loan balance of RMB 10,000,000 (approximately $1,585,138 as of December 31, 2012) on September 19, 2012. The loan bears interest at the rate of 6.6% per annum. The term of the loan is for one year and expires on September 19, 2013.

Our Board of Directors also approved quarterly dividends at the rate of $0.0125/share for four quarters, with the first three record dates being June 15, September 14, and December 17, 2012. The funds for the first three quarterly dividends were already wired to the account of the Company’s transfer agent by December 31, 2012 for the total amount of $692,242. Our Board of Directors intends to make the $0.0125/share quarterly dividend a regular dividend policy, assuming cash flow permits.

Short-term bank loans

		December 31, 2012	December 31, 2011
Industrial & Commercial Bank of China	(a)	$-	$2,046,503
Industrial & Commercial Bank of China	(b)	792,568	787,116
Industrial & Commercial Bank of China	(c)	-	-
Industrial & Commercial Bank of China	(d)	1,585,138	-
Bank of Hebei	(e)	1,585,138	-
Total short-term bank loans		$3,962,844	$2,833,619

(a)	On March 16, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $2,046,503 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on February 27, 2012 and carried an interest rate of 6.4236% per annum, which is 106% of the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The company paid off the balance of the factoring facility on February 24, 2012.

(b)

On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on August 15, 2012 and carried an interest rate of 8.528% per annum. The Company paid off the 2011 factoring outstanding balance on August 15, 2012 and subsequently refinanced with the Industrial & Commercial Bank of China on September 4, 2012 under similar terms, except carries an interest rate of 6.6% per annum. The unpaid balance of the factoring facility was $792,568 as of December 31, 2012. This new factoring facility will expire on August 28, 2013.

(c)

On March 13, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,975,816 as of September 30, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on January 4, 2013 and carries an interest rate of 8.856% per annum, or 3.5% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The Company paid off the entire balance and accrued interest of the loan on October 23, 2012.

(d)	On November 9, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,585,138 as of December 31, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on November 8, 2013 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,585,138 as of December 31, 2012.

(e)	On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,585,138 and on notes payable of $1,585,138, respectively. The facility is guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,585,138 as of December 31, 2012. The loan bears interest at the rate of 6.6% per annum. Both the term of the banking facility and loan are for one year and expire on September 19, 2013.

As of December 31, 2012 and 2011, there were secured short-term borrowings of $2,377,706 and $2,833,619, respectively, and unsecured bank loans of $1,585,138 and nil, respectively. The factoring facility was secured by the Company’s accounts receivable in the amount of $2,836,335 and $3,820,696 as of December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the Company had no unutilized credit facility for bank loans and notes payable with the banks. The average short-term borrowing rates for the years ended December 31, 2012, 2011 and 2010 were approximately 7.82%, 6.38% and 5.76%, respectively.

Long-term loans from credit union

As of December 31, 2012 and 2011, loan payable to Rural Credit Union of Xushui County, amounted to $5,730,273 and $5,690,852.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,561,361 as of December 31, 2012 and $1,550,619 as of December 31, 2011. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011, the Company entered into a new term loan agreement with the Rural Credit Union of Xushui County for an amount that is $4,168,912 and $4,140,233 as of December 31, 2012 and 2011, respectively. The new loan is secured by its manufacturing equipment of $9,316,645 and $10,646,244 as of December 31, 2012 and 2011, respectively, and will mature on June 9, 2013. Interest payment is due quarterly and bears the rate of 0.72% per month. As of December 31, 2012, the entire balance of the loan in the amount of $4,168,912 has been presented as current portion of loan-term loan from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2012, 2011 and 2010 were $736,457, $495,978 and $390,458, respectively.

Shareholder loans

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to Orient Paper HB for working capital purposes over a period of time. On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu. Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share. As of December 31, 2012 and 2011, net amount due to Mr. Liu were $2,315,238 and $2,299,312, respectively.

The unsecured loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of December 31, 2012 and 2011. The term is for 3 years and starts from January 1, 2010 and was due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu entered into another three-year term and extended the maturity date further to December 31, 2015. The loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum.

On August 1 and August 5, 2008, two members of the Board of Directors of Orient Paper HB loaned money to the Company for working capital purposes. The amounts owed bear interest equals the rate established by the People’s Bank of China and are due on July 31 and August 4, 2011, respectively. As of December 31, 2010, the total loan amount payable was $2,041,804.  The Company paid off the loan balance to both directors of Orient Paper HB by August 4, 2011. The interest rates for both loans were 5.85% and 5.85% per annum before the payoff in year 2011.

The interest expenses incurred for above related party loans are $135,377, $203,914 and $242,552 for the years ended December 31, 2012, 2011 and 2010, respectively.

On November 30, 2011, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. During the period, the Company further borrowed $1,030,097 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance by the end of fiscal year 2012.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2012 and 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2012 and December 31, 2011 to translate the Chinese RMB to the U.S. Dollars are 6.3086:1 and 6.3523:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.3116:1, and 6.4544:1 for the years ended December 31, 2012 and 2011, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of December 31, 2012. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt Obligations	$13,242,827	$8,764,155	$1,736,272	$2,742,400	$-
Equipment and Construction Costs Commitment	5,243,636	5,243,636	-	-	-
Operating Lease Obligations	8,350,504	114,130	1,179,342	1,179,342	5,877,690
Total	$26,836,967	$14,121,921	$2,915,614	$3,921,742	$5,877,690

Incentive Stock Plans

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. No stock or option was issued under the 2012 ISP on or before December 31, 2012.

Off Balance Sheet Arrangements

The Company used land use right in the amount of $7,419,614 as a pledge for a bank loan of an independent third party, which cross-guarantees the Company’s credit facility of $1,535,138 from the Bank of Hebei as of December 31, 2012. The amount of that long-term loan of the third party was $1,505,881 and will expire on February 26, 2014.

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

In February 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 220): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. Its adoption of ASU 2013-01 is not expected to have any material impact on its consolidated financial statements.

In February 2013 the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. Its adoption of ASU 2013-02 is not expected to have any material impact on its consolidated financial statements.

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

Our audited financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Orient Paper, Inc.

We have audited the accompanying consolidated balance sheet of Orient Paper, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, The People’s Republic of China

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Orient Paper, Inc.

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity and cash flows of Orient Paper, Inc. (the “Company”) for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the result of its operations and cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

BDO Limited

Hong Kong, March 15, 2011

ORIENT PAPER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$13,140,288	$4,165,446
Restricted cash	1,585,138	-
Accounts receivable (net of allowance for doubtful accounts of $57,643 and $76,752 as of December 31, 2012 and 2011, respectively)	2,836,335	3,820,696
Inventories	15,104,101	10,007,928
Prepayments and other current assets	5,401,705	5,071,215

Total current assets	38,067,567	23,065,285

Prepayment on property, plant and equipment	1,445,645	7,241,472
Property, Plant, and Equipment, net	122,391,456	114,651,107
Deferred tax asset	941,656	-

Total Assets	$162,846,324	$144,957,864

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$3,962,844	$2,833,619
Current portion of long-term loan from credit union	4,168,912	-
Loan from related parties	-	2,499,312
Accounts payable	1,012,906	2,766,554
Security deposit from related party	1,075,606	-
Notes payable	3,170,276	-
Accrued payroll and employee benefits	292,638	308,290
Other payables and accrued liabilities	1,262,284	1,589,541
Income taxes payable	1,255,457	1,744,253

Total current liabilities	16,200,923	11,741,569

Loan from credit union	1,561,361	5,690,852
Loan from a related party	2,315,239	-

Total liabilities	20,077,523	17,432,421

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,459,775 and 18,350,191 shares issued and outstanding as of December 31, 2012 and 2011, respectively	18,460	18,350
Additional paid-in capital	46,135,975	45,758,020
Statutory earnings reserve	5,963,960	5,863,442
Accumulated other comprehensive income	12,327,439	11,442,567
Retained earnings	78,322,967	64,443,064

Total stockholders' equity	142,768,801	127,525,443

Total Liabilities and Stockholders' Equity	$162,846,324	$144,957,864

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

		Year Ended
	December 31,
	2012	2011	2010

Revenues	$151,116,806	$150,747,316	$123,989,917

Cost of Sales	(124,060,559)	(117,797,241)	(97,814,315)

Gross Profit	27,056,247	32,950,075	26,175,602

Selling, general and administrative expenses	(3,360,520)	(2,517,530)	(3,074,256)
Loss on impairment of assets	(2,762,349)	-	-
Gain (Loss) from disposal of property, plant and equipment	45,288	(321,200)	(1,115,362)

Income from Operations	20,978,666	30,111,345	21,985,984

Other Income (Expense):
Interest income	30,674	36,437	163,183
Interest expense	(871,834)	(699,892)	(633,010)

Income before Income Taxes	20,137,506	29,447,890	21,516,157

Provision for Income Taxes	(5,464,843)	(7,799,226)	(5,964,621)

Net Income	14,672,663	21,648,664	15,551,536

Other Comprehensive Income:
Foreign currency translation adjustment	884,872	4,304,334	3,159,472

Total Comprehensive Income	$15,557,535	$25,952,998	$18,711,008

Earnings Per Share:

Basic Earnings per Share	$0.79	$1.18	$0.89

Fully Diluted Earnings per Share	$0.79	$1.18	$0.89

Weighted Average Number of Shares
Outstanding – Basic	18,456,781	18,349,332	17,435,218
Outstanding – Fully Diluted	18,456,781	18,349,332	17,436,246

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income	Earnings	Total

Balance at December 31, 2009	14,875,714	$14,876	$19,169,469	$4,442,450	$3,984,305	$28,663,856	$56,274,956

Warrant issued for services	16,597	16	(30,048)	-	(5,544)	-	(35,576)

Issuance of common stock by public offering	3,450,000	3,450	26,566,711	-	-	-	26,570,161

Issuance of shares for officer services	2,500	3	21,524	-	-	-	21,527

Foreign currency translation adjustment	-	-	-	-	3,159,472	-	3,159,472

Transfer to statutory earnings reserve	-	-	-	1,219,137	-	(1,219,137)	-

Net income for the year of 2010	-	-	-	-	-	15,551,536	15,551,536

Balance at December 31, 2010	18,344,811	$18,345	$45,727,656	$5,661,587	$7,138,233	$42,996,255	$101,542,076

Issuance of shares to officer and directors	5,380	5	30,364	-	-	-	30,369

Foreign currency translation adjustment	-	-	-	-	4,304,334	-	4,304,334

Transfer to statutory earnings reserve	-	-	-	201,855	-	(201,855)	-

Net income for the year of 2011	-	-	-	-	-	21,648,664	21,648,664

Balance at December 31, 2011	18,350,191	18,350	45,758,020	5,863,442	11,442,567	64,443,064	127,525,443

Issuance of shares to officer and directors	109,584	110	377,955	-	-	-	378,065

Foreign currency translation adjustment	-	-	-	-	884,872	-	884,872

Transfer to statutory earnings reserve	-	-	-	100,518	-	(100,518)	-

Cash dividend paid	-	-	-	-	-	(692,242)	(692,242)

Net income for the year of 2012	-	-	-	-	-	14,672,663	14,672,663

Balance at December 31, 2012	18,459,775	$18,460	$46,135,975	$5,963,960	$12,327,439	$78,322,967	$142,768,801

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended
	December 31,
	2012	2011	2010

Cash Flows from Operating Activities:
Net income	$14,672,663	$21,648,664	$15,551,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,382,859	4,424,531	4,147,777
Loss from impairment and disposal of property, plant and equipment	2,717,061	321,200	1,115,362
(Recovery from)/ allowance for bad debts	(19,631)	37,087	(5,728)
Stock-based expense for service received	378,065	30,369	101,046
Deferred tax	(941,207)	-	-
Changes in operating assets and liabilities:
Accounts and notes receivable	1,029,978	(1,597,193)	(14,557)
Prepayments and other current assets	(295,763)	(4,803,656)	138,782
Inventories	(5,024,459)	(2,246,090)	(253,598)
Accounts payable	(1,771,968)	2,299,240	(1,431,851)
Notes payable	3,168,769	-	-
Accrued payroll and employee benefits	(17,306)	(39,473)	56,246
Other payables and accrued liabilities	453,546	(1,402,290)	636,553
Income taxes payable	(500,641)	(42,340)	318,170
Net Cash Provided by Operating Activities	22,231,966	18,630,049	20,359,738

Cash Flows from Investing Activities:
Prepayment/deposit for purchase of property, plant and equipment	(2,759,997)	(2,298,633)	(6,785,912)
Refund of prepayment for purchase of property, plant and equipment	3,112,571	-	-
Security deposit from related party	1,075,095	-	-
Purchases of property, plant and equipment	(13,518,955)	(25,424,280)	(34,774,829)
Proceeds from disposal of property, plant and equipment	175,593	271,508	-
Net Cash Used in Investing Activities	(11,915,693)	(27,451,405)	(41,560,741)

Cash Flows from Financing Activities:
Proceeds from related party loans	1,030,097	200,000	200,000
Repayment of related party loans	(1,230,097)	(2,091,596)	(200,000)
Proceeds from bank loans	5,941,441	8,389,626	885,119
Repayments of bank loans	(4,832,372)	(5,001,239)	(2,392,843)
Proceeds from issuing of common stock	-	-	26,570,161
Restricted cash	(1,584,384)	-	29,105
Dividend Paid	(692,242)	-	-
Net Cash (Used in)/ Provided by Financing Activities	(1,367,557)	1,496,791	25,091,542

Effect of Exchange Rate Changes on Cash and Cash Equivalents	26,126	141,903	507,616

Net Increase/ (Decrease) in Cash and Cash Equivalents	8,974,842	(7,182,662)	4,398,155

Cash and Cash Equivalents - Beginning of Period	4,165,446	11,348,108	6,949,953

Cash and Cash Equivalents - End of Period	$13,140,288	$4,165,446	$11,348,108

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$486,278	$689,869	$390,458
Cash paid for income taxes	$6,909,690	$7,841,566	$5,592,563

Supplemental Disclosure of Significant Non-cash Transactions:

Disposal of property, plant and equipment in lieu of payment for construction cost of a new plant	-	-	243,479
Issuance of warrants for consultancy services	-	-	79,521

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

Hebei Baoding Orient Paper Milling Company Limited (“Orient Paper HB”) was incorporated on March 10, 1996, under the laws of the People’s Republic of China (“PRC”). Orient Paper HB is mainly engaged in the production and distribution of paper products such as corrugating medium paper and offset printing paper. Orient Paper HB also has capability to produce other paper and packaging-related products, such as plastic paper and craft paper. Orient Paper HB uses recycled paper as its primary raw material.

Dongfang Zhiye Holding Limited (“Dongfang Holding”) was formed on November 13, 2006, under the laws of the British Virgin Islands, and is an investment holding company. As such, Dongfang Holding does not generate any financial or operating transactions. On July 16, 2007, Dongfang Holding entered into an agreement to acquire the equity ownership of Orient Paper HB and placed all the equity interest in trust with Mr. Zhenyong Liu, Mr. Xiaodong Liu, and Mr. Shuangxi Zhao (the original equity owners of Orient Paper HB, each, an “Orient Paper HB Equity Owner” and collectively, “Orient Paper HB Equity Owners”), pursuant to a trust agreement executed on the same date. Under the terms of the trust agreement, the Orient Paper HB Equity Owners would exercise control over the disposition of Dongfang Holding’s shares in Orient Paper HB on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of Orient Paper HB’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of Orient Paper HB’s equity interest. In connection with the consummation of the restructuring transactions on June 24, 2009 as described below, Dongfang Holding directed its trustee to return its equity ownership in Orient Paper HB to the Orient Paper HB Equity Owners.

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

As a result of the merger transaction, Dongfang Holding became a wholly-owned subsidiary of Orient Paper, which, in turn, has the controlling right on Dongfang Holding’s operating company, Orient Paper HB, pursuant to the terms of the trust agreement. Orient Paper HB, the entity through which the Company operates its business currently has no subsidiaries, either wholly- or partially-owned.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To ensure proper compliance of the Company’s control over the ownership and operations of Orient Paper HB with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with Orient Paper HB and Orient Paper HB Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings, Inc. (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Orient Paper Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010). Orient Paper Shengde is mainly engaged in production and distribution of digital photo paper and is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Orient Paper Shengde shall provide exclusive technical, business and management consulting services to Orient Paper HB, in exchange for service fees including a fee equivalent to 80% of Orient Paper HB’s total annual net profits; (ii) Loan Agreement, which provides that Orient Paper Shengde will make a loan in the aggregate principal amount of $10,000,000 to Orient Paper HB Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of Orient Paper HB; (iii) Call Option Agreement, which generally provides, among other things, that Orient Paper HB Equity Owners irrevocably grant to Orient Paper Shengde an option to purchase all or part of each owner’s equity interest in Orient Paper HB. The exercise price for the options shall be RMB1 which Orient Paper Shengde should pay to each of Orient Paper HB Equity Owner for all their equity interests in Orient Paper HB; (iv) Share Pledge Agreement, which provides that Orient Paper HB Equity Owners will pledge all of their equity interests in Orient Paper HB to Orient Paper Shengde as security for their obligations under the other agreements described in this section. Specifically, Orient Paper Shengde is entitled to dispose of the pledged equity interests in the event that Orient Paper HB Equity Owners breach their obligations under the Loan Agreement or Orient Paper HB fails to pay the service fees to Orient Paper Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that Orient Paper HB Equity Owners shall irrevocably entrust a designee of Orient Paper Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of Orient Paper HB or with respect to any equity owner action to be taken in accordance with the laws and Orient Paper HB’s Articles of Association. The terms of the agreement are binding on the parties for as long as Orient Paper HB Equity Owners continue to hold any equity interest in Orient Paper HB. An Orient Paper HB Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Orient Paper Shengde. As the Company had controlled Orient Paper HB since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009, and continues to control Orient Paper HB through Orient Paper Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

On February 10, 2010, Orient Paper Shengde and the Orient Paper HB Equity Owners entered into a Termination of Loan Agreement to terminate the above $10,000,000 Loan Agreement. Because of the Company’s decision to fund future business expansions through Orient Paper Shengde instead of Orient Paper HB, the $10,000,000 loan contemplated was never made prior to the point of termination. The parties believe the termination of the Loan Agreement does not in itself compromise the effective control of the Company over Orient Paper HB and its businesses in the PRC.

An agreement was also entered into among Orient Paper Shengde, Orient Paper HB and the Orient Paper HB Equity Owners on December 31, 2010, reiterating that Orient Paper Shengde is entitled to 100% of the distributable profit of Orient Paper HB, pursuant to the above mentioned Contractual Agreements. In addition, Orient Paper HB and the Orient Paper HB Equity Owners shall not declare any of Orient Paper HB’s unappropriated earnings as dividend, including the unappropriated earnings of Orient Paper HB from its establishment to 2010 and thereafter.

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the years ended December 31, 2012, 2011 and 2010 were 95.91%, 94.5% and 95.5%, respectively. Orient Paper HB also accounted for 73.51% and 68.2% of the total assets of the Company as at December 31, 2012 and 2011 respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and 2011, details of the Company’s subsidiaries and variable interest entities are as follows:

		Place of
	Date of Incorporation	Incorporation or	Percentage of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Orient Paper Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity:
Orient Paper HB	March 10, 1996	PRC	Control*	Paper Production and distribution

* Orient Paper HB is treated as a 100% controlled variable interest entity of the Company

(2) Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and include the assets, liabilities, revenues, expenses and cash flows of all subsidiaries and variable interest entity. All significant inter-company balances, transactions and cash flows are eliminated on consolidation.

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters. The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than RMB are converted into RMB at the applicable rates of exchange prevailing the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of income. The functional currency of Orient Paper, Dongfang Holding and Shengde Holdings is United States dollars. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Translation in currencies other than United States dollars are converted into United States dollars at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains or losses are recognized in the consolidated statement of income.

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2012 and 2011 to translate the Chinese RMB to the U.S. Dollars are 6.30860:1, and 6.35230:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.31160:1, 6.45440:1 and 6.77875:1 for the years ended December 31, 2012, 2011 and 2010, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2012 and 2011, and revenues and expenses for the years ended December 31, 2012, 2011 and 2010. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, Orient Paper considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2012 and 2011, the balance of allowance for doubtful accounts was $57,643 and $76,752, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
Allowance of doubtful accounts	2012	2011
Opening balance	$76,752	$37,535
(Reversal of provision)/ Provision for the year	(19,631)	37,087
Exchange difference	522	2,130

Closing balance	$57,643	$76,752

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. No provision in inventories has been provided for the fiscal year 2012 and 2011.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2012 and 2011, the carrying value of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, bank loans and loan from a related party, approximate at their fair values because of the short maturity of these instruments and market rates of interest.

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

For the years ended December 31, 2012, 2011 and 2010, Orient Paper made transfers to this reserve fund in the amounts of $100,518, $201,855, and $1,219,137, respectively. For the year ended December 31, 2012, all transfers to statutory reserves were made by Orient Paper Shengde. The Company’s variable interest entity Orient Paper HB, which statutory reserve account has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) as of December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2012 and 2011.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was nil, nil and nil for the years ended December 31, 2012, 2011 and 2010.

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

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $10,478, $6,818 and $5,545 of advertising and promotion costs for the years ended December 31, 2012, 2011 and 2010, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. R&D expenses incurred $21,636, $19,756 and $18,233 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital or operating leases. For the lessee, a lease is a capital lease if any of the following conditions exist: a) ownership is transferred to the lessee by the end of the lease term, b) there is a bargain purchase option, c) the lease term is at least 75% of the property’s estimated remaining economic life or d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date. A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases. Assets recorded under capital leases are amortized according to the same depreciation methods employed for property, plant and equipment or over the term of the related lease, if shorter. The Company has no capital leases for any of the periods presented.

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

Non-Recurring Fair Value Measurements

Long-lived assets are measured at fair value on a non-recurring basis using mostly Level 3 inputs as defined in the fair value hierarchy. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

Fair value of long-lived assets, including real estate, are determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest. The Company estimates future cash flows based on its experience and knowledge of the market. Significant increases or decreases in actual cash flows may result in valuation changes. For real estate, fair values are based on discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy and are corroborated by external appraisals.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash of $1,585,138 as of December 31, 2012 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank for the same amount (see Note (11)). The restriction will be lifted upon the maturity of the notes payable from March 24 through June 18 during the year of 2013.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Raw Materials
Recycled paper board	$11,274,383	$5,645,449
Pulp	13,813	13,718
Recycled printed paper	884,236	589,165
Recycled white scrap paper	766,144	1,918,545
Coal	621,107	661,891
Base paper and other raw materials	225,912	149,306
	13,785,595	8,978,074
Finished Goods	1,318,506	1,029,854
Totals	$15,104,101	$10,007,928

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Prepaid NYSE MKT annual fee	$6,875	$18,125
Recoverable VAT	4,784,074	4,776,962
Prepaid insurance	55,922	61,357
Prepayment for purchase of materials	77,445	206,930
Prepaid land lease	475,541	-
Others	1,848	7,841
	$5,401,705	$5,071,215

(6) Prepayment on property, plant and equipment

As of December 31, 2012 and 2011, prepayment on property, plant and equipment consisted of $1,445,645 and $7,241,472, respectively in respect of prepaid land use right. In April, 2012, the title of the land use right has been obtained and the prepayment of the land use right amounted to $7,241,472 was reclassified as land use rights under property, plant and equipment accordingly. The balance as of December 31, 2012 represented the prepayment made on October 26, 2012 for the entitlement of land use rights for some 54,267 square meters of land located in our Xushui County, Baoding plant, which is expected to be completed in year 2013.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Property, plant and equipment

As of December 31, 2012 and 2011, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2012	2011
Property, Plant, and Equipment:
Land use rights	$9,895,081	$2,358,862
Building and improvements	31,625,816	11,145,342
Machinery and equipment	111,857,002	122,844,563
Vehicles	439,007	233,217
Construction in progress	1,315,664	2,335,579
	155,132,570	138,917,563
Less accumulated depreciation and amortization	(32,741,114)	(24,266,456)
Property, Plant and Equipment, net	$122,391,456	$114,651,107

Land use rights represent two parcels of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2053 and 2061, respectively.

Construction in progress mainly represents payments for the electricity cable and the new 15,000 tonnes per year tissue paper manufacturing equipment PM8.

As of December 31, 2012 and 2011, property, plant and equipment with net values of $9,316,645 and $10,646,244 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. In addition, land use right in the amount of $7,419,614 was pledged for an independent third party which cross-guarantees the Company’s credit facility from the Bank of Hebei as of December 31, 2012. The amount of that long-term loan of the third party was $1,505,881 and will expire on February 26, 2014. Depreciation and amortization of property, plant and equipment was $8,382,859, $4,424,531and $4,147,777 during the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company has decided to take voluntary action to renovate its 150,000 tonnes/year corrugating medium production line PM1 in anticipation of increased regulatory concerns on energy efficiencies and to further upgrade the quality of our corrugating medium products. The renovation is set to start before the end of the first quarter of 2013 by demolishing a majority of the equipments and parts, which will not be producing income for Orient Paper HB until the renovated PM1 is launched with a designed capacity of 250,000 tonnes/year in 2014. The Company determined that the sum of undiscounted cash flows from the scrap value of the demolished machines parts and expected government subsidies may be less than the carrying value of such equipments, and accordingly recorded an impairment loss in the amount of $2,762,349 for the year ended December 31, 2012, representing the difference between the fair value of $1,561,361 and the carrying value of affected machinery parts as of the end of year 2012.

(8) Fair Value Measurement

The following table presents fair values for those assets measured at fair value on a non-recurring basis at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Long-lived assets
Using Level 1	$-	$-
Using Level 2	-	-
Using Level 3	1,561,361	-
Property, Plant and Equipment, net	$1,561,361	$-

During 2012, the Company recognized $2,762,349 in impairment charges related to its corrugating medium production line PM1 as mentioned in Note (7). The carrying value of the asset was $4,325,023 and was written down to $1,561,361. The Company used unobservable inputs based on its experience and knowledge of the market, as such, the Company classify the fair value of this asset within Level 3.

(9) Loans Payable

Short-term bank loans

		December 31, 2012	December 31, 2011
Industrial & Commercial Bank of China	(a)	$-	$2,046,503
Industrial & Commercial Bank of China	(b)	792,568	787,116
Industrial & Commercial Bank of China	(c)	-	-
Industrial & Commercial Bank of China	(d)	1,585,138	-
Bank of Hebei	(e)	1,585,138	-
Total short-term bank loans		$3,962,844	$2,833,619

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)

On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on August 15, 2012 and carried an interest rate of 8.528% per annum. The Company paid off the 2011 factoring outstanding balance on August 15, 2012 and subsequently refinanced with the Industrial & Commercial Bank of China on September 4, 2012 under similar terms, except carries an interest rate of 6.6% per annum. The unpaid balance of the factoring facility was $792,568 as of December 31, 2012. This new factoring facility will expire on August 28, 2013.

(c)

On March 13, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,975,816. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on January 4, 2013 and carries an interest rate of 8.856% per annum, or 3.5% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The Company paid off the entire balance and accrued interest of the loan on October 23, 2012.

(d)

On November 9, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,585,138 as of December 31, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on November 8, 2013 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,585,138 as of December 31, 2012.

(e)

On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,585,138 and on notes payable of $1,585,138 as of December 31, 2012. The facility is guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,585,138 as of December 31, 2012. The loan bears interest at the rate of 6.6% per annum. Both the term of the banking facility and loan are for one year and expire on September 19, 2013.

As of December 31, 2012 and 2011, there were secured short-term borrowings of $2,377,706 and $2,833,619, respectively, and unsecured bank loans of $1,585,138 and nil, respectively. The factoring facility was secured by the Company’s accounts receivable in the amount of $2,836,335 and $3,820,696 as of December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the Company had no unutilized credit facility for bank loans and for notes payable with the banks. The average short-term borrowing rates for the years ended December 31, 2012, 2011 and 2010 were approximately 7.82%, 6.38% and 5.76%, respectively.

Long-term loans from credit union

As of December 31, 2012 and 2011, loan payable to Rural Credit Union of Xushui County, amounted to $5,730,273 and $5,690,852, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,561,361 as of December 31, 2012 and $1,550,619 as of December 31, 2011. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month.

On June 10, 2011, the Company entered into a new term loan agreement with the Rural Credit Union of Xushui County for an amount that is $4,168,912 and $4,140,233 as of December 31, 2012 and 2011, respectively. The new loan is secured by its manufacturing equipment of $9,316,645 and $10,646,244 as of December 31, 2012 and 2011, respectively, and will mature on June 9, 2013. Interest payment is due quarterly and bears the rate of 0.72% per month. As of December 31, 2012, the entire balance of the loan in the amount of $4,168,912 has been presented as current portion of loan-term loan from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2012, 2011 and 2010 were $736,457, $495,978 and $390,458, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company. He loaned money to Orient Paper HB for working capital purposes over a period of time. On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu. Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share. As of December 31, 2012 and 2011, net amount due to Mr. Liu were $2,315,239 and $2,299,312, respectively.

The unsecured loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of December 31, 2012 and 2011. The term is for 3 years and starts from January 1, 2010 and was due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu entered into another three-year term and extended the maturity date further to December 31, 2015. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum.

On August 1 and August 5, 2008, two members of the Board of Directors of Orient Paper HB loaned money to the Company for working capital purposes. The amounts owed bear interest equals the rate established by the People’s Bank of China and are due on July 31 and August 4, 2011, respectively. As of December 31, 2010, the total loan amount payable was $2,041,804. The Company paid off the loan balance to both directors of Orient Paper HB by August 4, 2011. The interest rates for both loans were 5.85% and 5.85% per annum before the payoff in year 2011.

The interest expenses incurred for above related party loans are $135,377, $203,914 and $242,552 for the years ended December 31, 2012, 2011 and 2010, respectively.

On November 30, 2011, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. During the period, the Company further borrowed $1,030,097 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance by the end of fiscal year 2012.

The Company was informed in 2012 that a recent Xushui County urban redevelopment plan mandates that the current site of its Headquarters Compound and neighboring area be reserved for residential use only. It is expected that the Company, like other manufacturers in the affected area, be required eventually to cease all operations currently conducted on the Headquarters Compound site.  In order to comply with this government mandate, the Company intends to initiate the process of relocating its offices and facilities to a new site.  To that end, the Company has entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company 80% owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer.  There is currently no binding agreement between us and Hebei Fangsheng in connection with the Potential Sale. In November 2012, Hebei Fangsheng provided the Company with a payment of approximately $1,075,606 earnest money deposit payment to proceed with discussion, which would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. The Company has recorded the receipt of the earnest money deposit as a security deposit as of December 31, 2012 accordingly.

(11) Notes payable

As of December 31, 2012, the Company had six bank acceptance notes from Bank of Hebei to one of its major suppliers for a total amount of $3,170,276. An amount equal to $1,585,138 is under the banking facility obtained from Bank of Hebei in September 13, 2012 as mention in Note (9), while the remaining portion, amount of $1,585,138, are secured with a restricted bank deposit as mention in Note (3). The bank acceptance notes bear interest rate at nil% per annum and 5% of notes amount as handling charge. They will become due and payable on various dates starting from March 24 through June 18 during the year of 2013.

(12) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,	December 31,
	2012	2011
Accrued electricity	$232,763	$314,598
Accrued professional fees	143,597	58,000
Accrued interest	656,623	269,019
Payable for purchase of equipment	152,173	936,908
Insurance premium payable	56,773	-
Others	20,355	11,016
Totals	$1,262,284	$1,589,541

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Common Stock

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

There is no unamortized balance as at December 31, 2010 as it has been amortized over the servicing period of one year since July 2009. The Company charged $79,521 to earnings for the year ended December 31, 2010, respectively.

As of January 19, 2010, the warrant has been cashless exercised for 16,597 shares. As of December 31, 2012 and 2011, there is no outstanding warrant.

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

The Company has achieved the financial performance threshold for 2009. For 2010, the Company’s net income determined in accordance with the US GAAP for the year 12-month period ended December 31, 2010 is $15,551,536, which failed the 2010 Performance Threshold of $18 million by more than 10%. However, the Buyers and the Company have agreed to reduce the 102,019 Escrow Shares that are otherwise transferable to the Buyers by 50% to 51,010 Escrow Shares pursuant to a carve-out term under Article 1.6 (vii) of the Make Good Securities Escrow Agreement for items that are “whatsoever beyond the Company’s reasonable control,“ including part of the $1,041,452 of 2010 legal and professional fees related to (1) the internal independent investigation conducted by the Company’s Audit Committee during 2010 in response to certain allegations against the Company and its financial positions and operations, and (2) defending the shareholder class action lawsuit filed on August 6, 2010 (see Pending Litigation in Note (17) Commitments and Contingencies, below).

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

Issuance of common stock pursuant to the 2011 Incentive Stock Plan

On January 12, 2012, the Company issued shares of 109,584 out of the 2011 Incentive Stock Plan of Orient Paper Inc. (the “2011 ISP”) to certain of its directors and officers when the stock was at $3.45 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $378,065 as of the date of issuance. The 2011 ISP was approved by the shareholders of the Company in August 2011 and sets aside 375,000 shares of the Company’s common stock for the purpose of compensating services provided by the employees, directors and other service providers. See Note (16), Stock Incentive Plans, for more details of the 2011 ISP.

Dividend declared

On June 1, 2012, the Company’s Board of Directors approved a quarterly cash dividend of $0.0125 per share for each of the coming four quarters. The first quarterly dividend was declared on June 1, 2012 to shareholders of record as of June 15, 2012. The dividends were paid on July 2, 2012.

On September 4, 2012, the Company declared another quarterly dividend of $0.0125 per share to shareholders of record as of September 14, 2012. The dividends were paid on October 1, 2012. On December 6, 2012, the Company declared a third quarterly cash dividend of $0.0125 per share to shareholders of record as of December 17, 2012. The dividends were paid on December 31, 2012. Total dividends declared and paid for the year ended December 31, 2012 were $692,242.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

(14) Earnings Per Share

For the years ended December 31, 2012, 2011 and 2010, basic and diluted net income per share are calculated as follows:

		Year Ended
	December 31,
	2012	2011	2010
Basic income per share
Net Income for the year - numerator	$14,672,663	$21,648,664	$15,551,536
Weighted average common stock outstanding - denominator	18,456,781	18,349,332	17,435,218
Net income per share	$0.79	$1.18	$0.89

Diluted income per share
Net Income for the year - numerator	$14,672,663	$21,648,664	$15,551,536
Weighted average common stock outstanding - denominator	18,456,781	18,349,332	17,435,218
Effect of dilution
Warrant	-	-	1,028
Weighted average common stock outstanding - denominator	18,456,781	18,349,332	17,436,246
Diluted income per share	$0.79	$1.18	$0.89

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Income Taxes

United States

Orient Paper and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively.

PRC

Orient Paper HB and Orient Paper Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended
	December 31,
	2012	2011	2010
Provision for Income Taxes
Current Tax Provision - PRC	$6,406,050	$7,799,226	$5,964,621
Deferred Tax Provision - PRC	(941,207)	-	-
Total Provision for Income Taxes	$5,464,843	$7,799,226	$5,964,621

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, Orient Paper, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $3,148,622, $2,230,753 and $3,533,052 for U.S. income tax purposes for the years ended December 31, 2012, 2011 and 2010, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, during the period of 2028 through 2032. Management believes that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management will review this valuation allowance periodically and make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2012	2011
Deferred tax assets (liabilities)
Depreciation and amortization	401,482	-
Impairment of property, plant and equipment	690,916	-
Miscellaneous	$(150,742)	346
Net Operating Loss Carryover for U.S. income tax purposes	2,303,851	1,827,128
Total deferred tax assets	3,245,507	1,827,474
Less: Valuation allowance	(2,303,851)	(1,827,474)
Total deferred tax assets, net	$941,656	$-

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company's effective tax rate as of:

	Year ended
	December 31,
	2012	2011	2010
PRC Statutory rate	25.0%	25.0%	25.0%
Effect of different tax jurisdiction	(0.6)	(0.6)	(1.0)
Effect of expenses not deductible for PRC tax purposes	-	0.1	0.1
Effect of income not taxable for PRC tax purposes	0.3	(0.3)	-
Under provision in previous year	-	0.1	0.1
Change in valuation allowance	2.4	2.2	3.5
Effective income tax rate	27.1%	26.5%	27.7%

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $86,287,945 and $69,816,970 as of December 31, 2012 and 2011, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

On June 1, 2012, the Company’s Board of Directors approved a quarterly cash dividend of $0.0125/share for four quarters starting the first record date of June 15, 2012. Total cash dividends for the four quarters are expected to be approximately $922,989 based on the total shares issued and outstanding as of December 31, 2012. The source of fund for the first three cash dividend paid by the Company as of December 31, 2012 was provided by Orient Paper HB, the Company’s VIE. For purposes of the consolidated financial statements, the dividend paid has been recorded as a distribution from the Company’s retained earnings. For U.S federal income tax purposes, the Company made the assumption that, despite the repatriation of fund was made by a variable interest entity and not the Company’s wholly-owned subsidiary, the receipt of a profit distribution from its Chinese VIE constitute a tax item of income that will be fully offset by the Company’s current year ordinary tax deductions and accumulated Net Operating Losses (NOLs), which amounted to approximately $4,526,391 before any utilization of such NOLs to absorb taxable income derived from the dividend distribution as of December 31, 2012. The Company does not believe that its current and future dividend policy and the available U.S. tax deductions and NOLs will cause the Company to recognize any substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believes that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2012 and 2011, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Stock Incentive Plans

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. No stock or option was issued under the 2012 ISP on or before December 31, 2012.

(17) Commitments and Contingencies

Operating Lease

Orient Paper’s offset printing paper and corrugating medium paper production facilities (the “Xushui Paper Mill”) are located in a 32.95-acre land through a real estate lease from a local government in Xushui County, Baoding City, Hebei, China with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $19,021 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $570,650 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

Future minimum lease payments are as follows:

December 31,	Amount
2013	$114,130
2014	589,671
2015	589,671
2016	589,671
2017	589,671
Thereafter	5,877,690
Total operating lease payments	$8,350,504

Capital commitment

As of December 31, 2012, the Company has signed several contracts for construction of equipments and facilities, including a new tissue paper production line PM8 for a contract cost of $4,913,927. Total outstanding commitments under these contracts were $5,243,636 as of December 31, 2012. With the exception of a 5% performance holdback (approximately $245,696) on the new tissue paper, which is payable in 2014, the Company expected to pay off all the balances by the end of year 2013.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pending Litigation

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP. The complaint in the lawsuit, Mark Henning, et al. v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected. The complaint seeks, among other relief, compensatory damages, attorneys' fees and experts’ fees. Plaintiffs purport to sue on behalf of themselves and a class consisting of the Company’s stockholders (other than the defendants and their affiliates). The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. On June 21, 2012, the Company reached a proposed settlement of the securities class action lawsuit with the plaintiffs. The terms of the proposed settlement call for dismissal of all the defendants from the action in exchange for a $2 million payment from the Company’s insurer. The court granted preliminary approval of the settlement on November 5, 2012, and the Company expects final settlement approval by the court after a hearing scheduled for March 25, 2013. The management believes that the proposed settlement, if approved, should have no material impact on the Company’s consolidated financial statements.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit, to which the Company filed an answering brief on August 31, 2012. The oral argument before the Judge was scheduled for April 9, 2013. The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

Cross-Guarantee with a Third Party

The Company used land use right in the amount of $7,419,614 as a pledge for a bank loan of an independent third party, which cross-guarantees the Company’s credit facility of $1,535,138 from the Bank of Hebei as of December 31, 2012. The amount of that long-term loan of the third party was $1,505,881 and will expire on February 26, 2014.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Segment Reporting

Since March 10, 2010, Orient Paper Shengde started its operations and thereafter the Company manages its operations through two business operating segments: Orient Paper HB, which produces printing paper and corrugating medium paper, and Orient Paper Shengde, which produces digital photo paper. They are managed separately because each business requires different technology and marketing strategies.

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

Summarized financial information for the two reportable segments is as follows:

	Year Ended
	December 31, 2012
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$144,928,792	$6,188,014	-	-	$151,116,806
Gross Profit	25,616,670	1,439,577	-	-	27,056,247
Depreciation and amortization	6,553,120	1,829,739	-	-	8,382,859
Impairment	2,762,349	-	-	-	2,762,349
Interest income	25,950	4,634	90	-	30,674
Interest expense	867,561	-	4,273	-	871,834
Income tax expense	5,129,304	335,539	-	-	5,464,843
Net Income (Loss)	15,109,345	965,444	(1,402,126)	-	14,672,663
Total Assets	119,707,195	43,076,428	62,701	-	162,846,324

	Year Ended
	December 31, 2011
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$142,498,116	$8,249,200	-	-	$150,747,316
Gross Profit	30,191,480	2,758,595	-	-	32,950,075
Depreciation and amortization	3,504,717	919,814	-	-	4,424,531
Interest income	20,847	15,273	317	-	36,437
Interest expense	699,892	-	-	-	699,892
Income tax expense	7,136,886	662,340	-	-	7,799,226
Net Income (Loss)	21,527,824	1,961,694	(1,840,854)	-	21,648,664
Total Assets	111,305,277	46,180,744	224,868	(12,753,025)	144,957,864

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Concentration and Major Customers and Suppliers

For the years ended December 31, 2012 and 2011, the Company had no single customer contributed over 10% of total sales. For the year ended December 31, 2012, the Company had two major suppliers accounted for 77% and 8% of total purchases. For the year ended December 31, 2011, the Company had three major suppliers which primarily accounted for 61%, 11% and 6% of total purchases. For the year ended December 31, 2010, the Company had three major suppliers which primarily accounted for 51%, 13% and 8% of total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States. The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2012 and 2011, respectively.

(21) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective presentation for all comparative periods presented is required. Its adoption of ASU 2011-11 is not expected to have material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 220): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. Its adoption of ASU 2013-01 is not expected to have any material impact on its consolidated financial statements.

In February 2013 the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. Its adoption of ASU 2013-02 is not expected to have any material impact on its consolidated financial statements.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2012 and 2011 is as follows:

	Quarter
2012	First	Second	Third	Fourth
Revenues	$34,408,999	$35,521,672	$37,651,354	$43,534,781
Income from operations	6,708,500	5,099,534	6,161,418	3,009,214
Net income	4,681,691	3,610,790	4,379,071	2,001,111
Net income per share:
Basic	$0.25	$0.20	$0.24	$0.11
Diluted	$0.25	$0.20	$0.24	$0.11

	Quarter
2011	First	Second	Third	Fourth
Revenues	$33,225,219	$41,534,386	$37,074,759	$38,912,952
Income from operations	6,842,861	8,088,971	7,532,363	7,647,150
Net income	4,852,924	5,860,950	5,431,760	5,503,030
Net income per share:
Basic	$0.26	$0.32	$0.30	$0.30
Diluted	$0.26	$0.32	$0.30	$0.30

(24) Condensed Financial Information of the Parent Company

The condensed financial statements of Orient Paper Inc. (“ONP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $50,953,325 and $50,502,923 as of December 31, 2012 and 2011, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$-	$145,386
Prepayments and other current assets	62,797	79,482
Due from inter-companies	-	4,000,000

Total current assets	62,797	4,224,868

Investment in subsidiaries	143,597,251	126,637,592

Total Assets	$143,660,048	$130,862,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$96	$-
Inter-company payable	736,378	3,008,524
Loan from shareholder	-	200,000
Accrued expenses	58,000	58,000
Insurance premium payable	56,773	-
Accrued payroll and benefit	40,000	70,493

Total current liabilities	891,247	3,337,017

Total liabilities	891,247	3,337,017

Total stockholders' equity	142,768,801	127,525,443

Total Liabilities and Stockholders' Equity	$143,660,048	$130,862,460

CONDENSED STATEMENTS OF INCOME

	Year Ended
	December 31,
	2012	2011	2010

Operating expenses
Selling, General and Administrative Expenses	$1,397,943	$1,841,171	$2,304,222
Loss from Operations	(1,397,943)	(1,841,171)	(2,304,222)
Equity in earnings of unconsolidated subsidiaries	16,074,789	23,489,518	17,848,627
Other Income (Expense):	(4,183)	317	7,131
Income before Income Taxes	14,672,663	21,648,664	15,551,536
Provision for Income Taxes	-	-	-
Net Income	$14,672,663	$21,648,664	$15,551,536

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2012	2011	2010
Net Cash (Used in)/ Provided by Operating Activities	$(145,482)	$75,537	$(1,491,808)

Net Cash Used in Investing Activities	-	-	(25,000,000)

Net Cash Provided by Financing Activities	-	-	26,561,657

Net (Decrease)/ Increase in Cash and Cash Equivalents	(145,482)	75,537	69,849

Cash and Cash Equivalents - Beginning of Period	145,386	69,849	-

Cash and Cash Equivalents - End of Period	$(96)	$145,386	$69,849

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Winston C. Yen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”), the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Their attestation report on the Company’s internal control over financial reporting is shown on Exhibit 23.3 attached hereto.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2012.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	49	Chief Executive Officer and Chairman of the Board
Winston C. Yen	44	Chief Financial Officer
Dahong Zhou	33	Secretary
Drew Bernstein	56	Director
Wenbing Christopher Wang	41	Director
Fuzeng Liu	63	Director
Zhaofang Wang	57	Director

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

Set forth below is biographical information about our current directors and executive officers:

Zhenyong Liu . On November 30, 2007, Zhenyong Liu became a member of the Board of Directors and was appointed Chairman of the Board of Directors. Mr. Liu has also served as the Company's Chief Executive Officer since November 16, 2007. Mr. Liu also serves as Chairman of Hebei Baoding Orient Paper Milling Company Limited (Orient Paper HB), a position he has held since 1996. Orient Paper HB is a Variable Interest Entity (VIE) that has entered into certain contractual agreements with Orient Paper Shengde. From 1990 to 1996, he served as Plant Director of Xinxin Paper Milling Factory. Mr. Liu served as General Manager of Xushui Town Huandong electronic appliances procurement station from 1986 to 1990 and as Vice Plant Director of Liuzhuang Casting Factory from 1982 to 1986.

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

Drew Bernstein.   Mr. Bernstein was appointed as our director on October 28, 2009. Mr. Bernstein is co-founder and managing partner of Marcum Bernstein &Pinchuk LLP, an accounting firm headquartered in New York, a position he has held since 1983.  Mr. Bernstein, a certified public accountant, received his BS degree from the University of Maryland Business School.  He is a member of the American Institute of Certified Public Accounts (AICPA), The New York State Society of Certified Public Accounts (NYSSCPA) and The National Society of Accountants (NSA).  Mr. Bernstein currently serves as a director of Cleantech Solutions International, Inc. (fka China Wind Systems, Inc., NASDAQ: CLNT) and Neostem, Inc. (NYSE MKT: NBS)

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

Fuzeng Liu.  On November 30, 2007, Fuzeng Liu became a member of the Board of Directors.  Mr. Liu also serves as Vice General Manager of Hebei Baoding Orient Paper Milling Company Limited, a position he has held since 2002.  Previously, he was Deputy Secretary of Xushui Town Traffic Bureau from 1992 to 2002, Party Secretary of Xushui Town Dayin Village from 1988 to 1992, and Head of the Xushui Town Cuizhuang Village from 1984 to 1984.  From 1977 to 1984, Mr. Liu served in committee office of Xushui Town. From 1970 to 1977, Mr. Liu served in the Pharmaceutical Company of Xushui County.

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

Board Meetings

The board and its committees held the following number of meetings during 2012:

Board of Directors	10
Audit Committee	5
Compensation Committee	2
Nominating Committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

With the exception of one director, each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2012, 2011 and 2010 by each person who served as principal executive officer, principal financial officer, and secretary during 2012.

						Non-Equity
						Incentive
				Stock	Option	Plan
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu, Chairman, CEO	2012	$32,135	-	$108,155	-	-	$140,290
	2011	$37,184	-	-	-	-	$37,184
	2010	$35,405	-	-	-	-	$35,405

Winston C. Yen CFO	2012	$120,000	-	$66,278	-	-	$186,278
	2011	$120,000	-	$16,250	-	-	$136,250
	2010	$120,000	-	$37,425	-	-	$157,425

Dahong Zhou, Secretary	2012	$4,604	-	-	-	-	$4,604
	2011	$4,090	-	-	-	-	$4,090
	2010	$3,895	-	-	-	-	$3,895

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

On January 11, 2012 the Company awarded its CEO Mr. Zhenyong Liu and CFO Mr. Winston C. Yen 44,326 and 27,163 shares of restricted common stock, respectively. These shares of common stock are issued out of the 2011 Incentive Stock Program and are valued at $3.45 per share, based on the closing price on the date of the stock issuance.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010:

						Non-Equity
						Incentive
				Stock	Option	Plan
Name and		Salary	Bonus	Awards	Awards	Compen-	Total
Principal Position	Year	($)	($)	($)	($)	sation($)	($)
Fuzeng Liu Director	2012	$7,297	-	-	-	-	$7,297
	2011	$5,949	-	-	-	-	$5,949
	2010	$5,665	-	-	-	-	$5,665

Drew Bernstein Director	2012	$20,000		$54,351	-	-	$74,351
	2011	$20,000	-	$24,375	-	-	$44,375
	2010	$20,000	-	$47,700	-	-	$67,700

Wenbing Christopher Wang	2012	$20,000	-	$38,601	-	-	$58,601
Director	2011	$20,000	-	$13,000	-	-	$33,000
	2010	$20,000	-	$25,440	-	-	$45,440

Zhaofang Wang Director	2012	$7,922	-	-	-	-	$7,922
	2011	$7,747	-	-	-	-	$7,747
	2010	$7,376	-	-	-	-	$7,376

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

On January 11, 2012 the Company awarded two of its independent directors Messrs. Drew Bernstein and Wenbing Christopher Wang 22,275 and 15,820 shares of restricted common stock, respectively. These shares of common stock are issued out of the 2011 Incentive Stock Program and are valued at $3.45 per share, based on the closing price on the date of the stock issuance.

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

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2012 or options outstanding as of December 31, 2012.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of December 31, 2012.

Amount and Nature of Beneficial Ownership

		Amount and
		Nature of	Percentage of
	Name and Address	Beneficial	Common
Title of Class	of Beneficial Owner	Ownership	Stock

Directors and Executive Officers

	Zhenyong Liu
Common Stock	CEO and Director	5,159,167	27.95%

	Winston C. Yen
Common Stock	CFO (1)	35,913	*

	Dahong Zhou
Common Stock	Secretary	0	0%

	Drew Bernstein
Common Stock	Director (2)	31,650	*

	Fuzeng Liu
Common Stock	Director	0	0%

	Wenbing Christopher Wang
Common Stock	Director (3)	27,220	*

	Zhaofang Wang
Common Stock	Director	0	0%

All Directors and Executive Officers as a Group (7 persons)		5,253,950	28.46%

*Less	than 1% of the Company’s issued and outstanding common shares.

(1)	On April 21, 2010, the Company renewed the Loanout Agreement with Winston C. Yen, CPA, a Professional Accountancy Corporation (“Lender”) for the services of Lender’s employee, Winston C. Yen, as Chief Financial Officer, for a period of one year from the date of renewal and amended the Agreement to include the followings: (i) Mr. Yen’s workload extends from 80 hours per month to 40 hours per week, (ii) effective January 1, 2010, his annual cash compensation was increased to $120,000, and (iii) shares compensation remains 5,000 shares per year, vested quarterly, and is subject to a lock-up period of one year. Mr. Yen received 8,750 shares of restricted stock based on the vesting schedule during the period of May 1, 2009 through December 31, 2010. On January 12, 2012, Mr. Yen received 27,163 shares of Common Stock under the 2011 Incentive Stock Plan.

(2)	Effective October 28, 2009, the Company entered into an appointment letter with Drew Bernstein. Pursuant to the agreement, Mr. Bernstein was appointed our director and shall receive an annual salary of $20,000, payable on a monthly basis. Mr. Bernstein shall also receive 7,500 shares of common stock with piggyback registration rights subordinate to any investors in any past or present private placement of securities. Mr. Bernstein received 9,375 shares of restricted stock based on the quarterly vesting schedule of 1,875 shares per quarter during the period of October 28, 2009 through December 31, 2010. Mr. Bernstein also received 22,275 shares of Common Stock under the 2011 Incentive Stock Plan.

(3)	Effective October 28, 2009, the Company entered into an appointment letter with Wenbing Christopher Wang. Pursuant to the agreement, Mr. Wang was appointed our director and shall receive an annual salary of $20,000, payable on a monthly basis. Mr. Wang shall also receive 4,000 shares of common stock, which represents $20,000 divided by the closing price of the common stock on October 28, 2009, with piggyback registration rights subordinate to any investors in any past or present private placement of securities. Mr. Wang received 5,000 shares of restricted stock based on the quarterly vesting schedule of 1,250 shares per quarter during the period of October 28, 2009 through December 31, 2010. Mr. Wang also received 15,820 shares of Common Stock under the 2011 Incentive Stock Plan. In addition, Mr. Wang purchased 2,400 shares of the Company’s Common Stock from the open market on January 6, 2012. Another 4,000 shares were purchased from the open market on March 5, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to Orient Paper HB for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of December 31, 2012 and 2011, net amount due to Mr. Liu were $2,315,239 and $2,299,312, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% and 5.85% per annum as of December 31, 2012 and 2011.  The term is for 3 years and starts from January 1, 2010 and was due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu entered into another three-year term and extended the maturity date further to December 31, 2015. The loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum.

On August 1 and August 5, 2008, two members of the Board of Directors of Orient Paper HB loaned money to the Company for working capital purposes.  The amounts owed bear interest equals the rate established by the People’s bank of China and are due on July 31 and August 4, 2011, respectively.  As of December 31, 2010, the total loan amount payable was $2,041,804.  The Company paid off the loan balance to both directors of Orient Paper HB by August 4, 2011. The interest rates for both loans were 5.85% and 5.85% per annum before the payoff in year 2011.

The interest expenses incurred for above related party loans are $135,377, $203,914 and $242,552 for the years ended December 31, 2012, 2011 and 2010, respectively.

On November 30, 2011, the Company borrowed $200,000 from a shareholder to pay for various expenses incurred in the U.S. During the period, the Company further borrowed $1,030,097 from a shareholder to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance by the end of fiscal year 2012.

We have been informed that a recent Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we will be required to eventually cease all operations currently conducted on our Headquarters Compound site.  In order to comply with this government mandate, we intend to initiate the process of relocating our offices and facilities to a new site.  To that end, we have entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company 80% owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer.  There is currently no binding agreement between us and Hebei Fangsheng in connection with the Potential Sale. In November 2012, Hebei Fangsheng provided us with a payment of $1,075,606 earnest money deposit payment to proceed with discussion. The earnest money deposit would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale.  We intend to pursue negotiations with respect to the Potential Sale on an arm’s length basis with Hebei Fangsheng, and will only consummate such Potential Sale on terms that will be not less advantageous to us than as if Hebei Fangsheng were an independent, unaffiliated party.  We will only enter into legally binding agreements with Hebei Fangsheng in connection with the Potential Sale upon appraisals by independent appraisal firms, and a finding by our Audit Committee  that these conditions have been met.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transaction whether such transactions exceed $120,000.  We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has three independent directors, Drew Bernstein, Wenbing Christopher Wang, and Zhaofang Wang, as that term is defined under the NYSE MKT Company Guide.

Item 14.	Principal Accountant Fees and Services

Audit Fees

We incurred approximately $285,189 for professional services rendered by our registered independent public accounting firm of BDO China for the integrated audit of the Company for 2012. Further, in 2012, we incurred approximately $109,323 for the quarterly reviews of the Company by BDO China.

Audit-Related Fees

Orient Paper incurred a $22,000 fee payable to BDO Limited for their issuance of a comfort letter in connection with the public offering closed on March 31, 2010. No such fees incurred in 2011 and 2012.

Tax Fees

Orient Paper incurred approximately nil in fees to ACCellence, LLP, which is controlled by the Company’s chief financial officer, for tax compliance or tax consulting services during the year ended December 31, 2012.

All Other Fees

Orient Paper did not incur any fees from its registered independent public accounting firm for services rendered to Orient Paper, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal year ended December 31, 2012.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for year 2012, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Exhibit
No.	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation.(2)
3.3	Bylaws.(1)
3.4	Specimen of Common Stock certificate.(1)
10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui County Dayin Township Wuji Village Committee and Party Branch. (3)
10.2	Land Use Rights Certificate, dated March 10, 2003. (3)
10.3	Loan Agreement, dated January 21, 2009, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited. (4)
10.4	Short Term Credit Facility Extension Agreement, dated January 23, 2009, by and between United Commercial Bank (China) Limited and Hebei Baoding Orient Paper Milling Company Limited.(4)
10.5	Short-Term Loan Deferred Payment Agreement dated August 20, 2009, by and between United Commercial Bank (China) Limited and Orient Paper, Inc.(5)
10.6	Purchase and Sale Agreement, dated June 24, 2009, by and among Orient Paper, Inc., XushuiDongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP.(6)
10.7	Escrow Agreement, dated June 24, 2009, by and among Orient Paper, Inc., XushuiDongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP, and Sichenzia Ross Friedman Ference LLP, as escrow agent (6)
10.8	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Orient Paper HB and Orient Paper Shengde.(6)
10.9	Proxy Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(6)
10.10	Loan Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(6)
10.11	Call Option Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(6)
10.12	Share Pledge Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(6)
10.13	Termination of Loan Agreement, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(7)
10.14	Call Option Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(7)
10.15	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(7)
10.16	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”).(8)
10.17	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”).(8)
10.18	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent.(8)
10.19	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009.(8)
10.20	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009.(8)
10.21	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and HebeiShuangxing Paper Co., Ltd.(9)
10.22	Debt Assignment and Assumption Agreement, dated August 31, 2009, by and among the Company, Zhenyong Liu and the Orient Paper HB.

10.23	Loan Agreement, dated January 21, 2009, for a loan of RMB13,000,000, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited.(10)
10.24	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between Orient Paper, Inc. and Roth Capital Partners, LLC.(11)
10.25	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Orient Paper Milling Company Limited for the purchase of a series of paper machineries and equipments.(12)
10.26	Amendment to Loanout Agreement by and between Orient Paper, Inc. and Winston C. Yen.(13)
14.1	Code of Ethics and Business Conduct
16.1	Letter of Davis Accounting Group P.C. to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-B.(14)
21.1	Lists of Subsidiaries (15)
23.1	Report of Independent Registered Public Accounting Firm.
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006.
(2)	Incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007.
(3)	Incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010.
(4)	Incorporated by reference to the exhibit to our amended Quarterly Report for the quarter ended March 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010.
(5)	Incorporated by reference to the exhibit to our amended Quarterly Report for the quarter ended September 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010
(6)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009.
(7)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010.
(8)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009.
(9)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009.
(10)	Incorporated by reference to the exhibit to our Quarterly Report on Form 10-Q/A filed with the SEC on February 1, 2010.
(11)	Incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010.
(12)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010.
(13)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 21, 2010.
(14)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 1, 2009.
(15)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 18, 2013

ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 18, 2013
Zhenyong Liu

/s/ Winston C. Yen	Chief Financial Officer (principal financial and accounting officer)	March 18, 2013
Winston C. Yen

/s/ Fuzeng Liu	Director	March 18, 2013
Fuzeng Liu

/s/ Drew Bernstein	Director	March 18, 2013
Drew Bernstein

/s/ Wenbing Christopher Wang	Director	March 18, 2013
Wenbing Christopher Wang

/s/ Zhaofang Wang	Director	March 18, 2013
Zhaofang Wang

