Form 10-Q
period 2013-03-31
Orient Paper Inc.
filed 2013-05-15
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,456,900 shares of common stock, $.001 par value, were outstanding as of May 13, 2013.

PART I – FINANCIAL INFORMATION

Item 1         Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$16,569,988	$13,140,288
Restricted cash	1,316,503	1,585,138
Accounts receivable (net of allowance for doubtful accounts of $48,729 and $57,643 as of March 31, 2013 and December 31, 2012, respectively)	2,400,084	2,836,335
Inventories	14,534,590	15,104,101
Prepayments and other current assets	4,423,125	5,401,705

Total current assets	39,244,290	38,067,567

Prepayment on property, plant and equipment	1,455,335	1,445,645

Property, plant, and equipment, net	122,599,897	122,391,456

Deferred tax asset	897,825	941,656

Total Assets	$164,197,347	$162,846,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$3,989,404	$3,962,844
Current portion of long-term loans from credit union	5,768,678	4,168,912
Accounts payable	1,342,204	1,012,906
Security deposit from related party	1,082,815	1,075,606
Notes payable	2,633,007	3,170,276
Accrued payroll and employee benefits	205,775	292,638
Other payables and accrued liabilities	1,383,413	1,262,284
Income taxes payable	1,425,865	1,255,457

Total current liabilities	17,831,161	16,200,923

Loan from credit union	-	1,561,361
Loan from a related party	2,330,756	2,315,239

Total liabilities	20,161,917	20,077,523

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,459,775 and 18,459,775 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	18,460	18,460
Additional paid-in capital	46,135,975	46,135,975
Statutory earnings reserve	5,963,960	5,963,960
Accumulated other comprehensive income	13,291,013	12,327,439
Retained earnings	78,626,022	78,322,967

Total stockholders' equity	144,035,430	142,768,801

Total Liabilities and Stockholders' Equity	$164,197,347	$162,846,324

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$19,746,656	$34,408,999

Cost of sales	(18,116,419)	(26,655,827)

Gross Profit	1,630,237	7,753,172

Selling, general and administrative expenses	(887,166)	(1,044,672)

Income from Operations	743,071	6,708,500

Other Income (Expense):
Interest income	18,993	4,716
Interest expense	(226,325)	(204,874)

Income before Income Taxes	535,739	6,508,342

Provision for Income Taxes	(232,684)	(1,826,651)

Net Income	303,055	4,681,691

Other Comprehensive Income:
Foreign currency translation adjustment	963,574	669,493

Total Comprehensive Income	$1,266,629	$5,351,184

Earnings Per Share:

Basic and Fully Diluted Earnings per Share	$0.02	$0.25

Weighted Average Number of Shares
Outstanding – Basic and Fully Diluted	18,459,775	18,447,733

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$303,055	$4,681,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,932,853	1,959,302
Recovery from for bad debts	(9,285)	(3,677)
Stock-based expense for service received	-	378,065
Deferred tax	50,058	-
Changes in operating assets and liabilities:
Accounts receivable	463,799	96,949
Prepayments and other current assets	1,012,752	450,454
Inventories	669,641	2,166,832
Accounts payable	321,979	(2,686,080)
Notes payable	(557,600)	-
Accrued payroll and employee benefits	(88,404)	(49,556)
Other payables and accrued liabilities	113,080	656,543
Income taxes payable	161,728	1,698,083
Net Cash Provided by Operating Activities	4,373,656	9,348,606

Cash Flows from Investing Activities:
Prepayment/deposit for purchase of property, plant and equipment	(1,319,122)	(2,452,130)
Purchases of property, plant and equipment	(2,888)	(5,169,530)
Net Cash Used in Investing Activities	(1,322,010)	(7,621,660)

Cash Flows from Financing Activities:
Proceeds from related party loans	358,197	-
Repayment of related party loans	(358,197)	(200,000)
Proceeds from bank loans	-	1,981,359
Repayments of bank loans	-	(2,060,614)
Decrease in restricted cash	278,800	-
Net Cash Provided by/(Used in) Financing Activities	278,800	(279,255)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	99,254	13,483

Net Increase in Cash and Cash Equivalents	3,429,700	1,461,174

Cash and Cash Equivalents - Beginning of Period	13,140,288	4,165,446

Cash and Cash Equivalents - End of Period	$16,569,988	$5,626,620

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$62,833	$171,015
Cash paid for income taxes	$20,899	$128,568

Supplemental Disclosure of significant non-cash transactions:
Issuance of 109,584 shares of common stock to directors and officers	-	378,065

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Business Background

Orient Paper, Inc. (“Orient Paper” or the “Company”) was incorporated under the laws of the State of Nevada on December 9, 2005, under the name of Carlateral, Inc. Carlateral, Inc. started its business by providing financing services specializing in subprime title loans, secured primarily using automobiles (and also boats, recreational vehicles, machinery, and other equipment) as collateral.

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the quarter ended March 31, 2013 and 2012 were 96.5% and 95.4%, respectively. Orient Paper HB also accounted for 73.82% and 73.51% of the total assets of the Company as at March 31, 2013 and December 31, 2012, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2013 and December 31, 2012, details of the Company’s subsidiaries and variable interest entities are as follows:

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

* Orient Paper HB is treated as a 100% controlled variable interest entity of the Company

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 of Orient Paper, Inc. a Nevada corporation, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “Orient Paper”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2013 and the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period.

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

(3) Restricted Cash

Restricted cash of $1,316,503 and $1,585,138 as of March 31, 2013 and December 31, 2012, respectively, were presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (10)). The restriction will be lifted upon the maturity of the notes payable from March 24 through June 18 during the year of 2013.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw Materials
Recycled paper board	$10,502,155	$11,274,383
Pulp	13,906	13,813
Recycled printed paper	922,383	884,236
Recycled white scrap paper	1,204,105	766,144
Coal	292,397	621,107
Base paper and other raw materials	171,570	225,912
	13,106,516	13,785,595
Finished Goods	1,428,074	1,318,506
Totals	$14,534,590	$15,104,101

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Prepaid NYSE MKT annual listing fees	$30,000	$6,875
Recoverable VAT	4,048,973	4,784,074
Prepaid insurance	-	55,922
Prepayment for purchase of materials	7,979	77,445
Prepaid land lease	335,110	475,541
Others	1,063	1,848
	$4,423,125	$5,401,705

(6) Prepayment on property, plant and equipment

As of March 31, 2013 and December 31, 2012, prepayment on property, plant and equipment consisted of $1,455,335 and $1,445,645, respectively in respect of the land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 54,267 square meters of land located in our Xushui County, Baoding plant, which is expected to be completed in year 2013.

(7) Property, plant and equipment

As of March 31, 2013 and December 31, 2012, property, plant and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Property, Plant, and Equipment:
Land use rights	$9,961,400	$9,895,081
Building and improvements	31,837,778	31,625,816
Machinery and equipment	112,609,578	111,857,002
Vehicles	441,949	439,007
Construction in progress	2,645,773	1,315,664
	157,496,478	155,132,570
Less accumulated depreciation and amortization	(34,896,581)	(32,741,114)
Property, Plant and Equipment, net	$122,599,897	$122,391,456

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Land use rights represent two parcels of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2053 and 2061, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8.

As of March 31, 2013 and December 31, 2012, property, plant and equipment with net values of $9,025,899 and $9,316,645 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. In addition, land use right with net values of $7,431,490 and $7,419,614 were pledged for an independent third party which cross-guarantees the Company’s credit facility from the Bank of Hebei as of March 31, 2013 and December 31, 2012, respectively. The amount of that long-term loan of the third party was $1,515,974 and will expire on February 26, 2014. Depreciation and amortization of property, plant and equipment was $1,932,853 and $1,959,302 during the quarter ended March 31, 2013 and 2012, respectively.

(8) Loans Payable

Short-term bank loans

		March 31, 2013	December 31, 2012
Industrial & Commercial Bank of China	(a)	797,880	792,568
Industrial & Commercial Bank of China	(b)	1,595,762	1,585,138
Bank of Hebei	(c)	1,595,762	1,585,138
Total short-term bank loans		$3,989,404	$3,962,844

(a)	On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on August 15, 2012 and carried an interest rate of 8.528% per annum. The Company paid off the 2011 factoring outstanding balance on August 15, 2012 and subsequently refinanced with the Industrial & Commercial Bank of China on September 4, 2012 under similar terms, except carries an interest rate of 6.6% per annum. The unpaid balance of the factoring facility was $797,880 and $792,568 as of March 31, 2013 and December 31, 2012, respectively. This new factoring facility will expire on August 28, 2013.

(b)	On November 9, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,595,762 and $1,585,138 as of March 31, 2013 and December 31, 2012, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on November 8, 2013 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,595,762 and $1,585,138 as of March 31, 2013 and December 31, 2012, respectively.

(c)	On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,595,762 and on notes payable of $1,595,762 as of March 31, 2013. The facility is guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,595,762 and $1,585,138 as of March 31, 2013 and December 31, 2012. The loan bears interest at the rate of 6.6% per annum. Both the term of the banking facility and loan are for one year and expire on September 19, 2013.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2013 and December 31, 2012, there were secured short-term borrowings of $2,393,642 and $2,377,706, respectively, and unsecured bank loans of $1,595,762 and $1,585,138, respectively. The factoring facility was secured by the Company’s accounts receivable in the amount of $2,400,084 and $2,836,335 as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Company had no unutilized credit facility for bank loans with the banks, while there is $279,258 of unutilized credit facility for notes payable. As of December 31, 2012, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the three months ended March 31, 2013 and 2012 were approximately 6.60% and 7.49%, respectively.

Long-term loans from credit union

As of March 31, 2013 and December 31, 2012, loan payable to Rural Credit Union of Xushui County (formerly Rural Credit Cooperative of Xushui County) amounted to $5,768,678 and $5,730,273.

On March 31, 2011, the Company entered into a three-year term loan agreement with the Rural Credit Union of Xushui County for an amount that is $1,571,825 as of March 31, 2013 and $1,561,361 at December 31, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. As of March 31, 2013, the entire balance of the loan in the amount of $1,571,825 has been presented as current portion of loan-term loan from credit union in the condensed consolidated balance sheet.

On June 10, 2011, the Company entered into a new term loan agreement with the Rural Credit Union of Xushui County for an amount that is $4,196,853 as of March 31, 2013 and $4,168,912 as of December 31, 2012. The new loan is secured by its manufacturing equipment of $9,025,899 and $9,316,645 as of March 31, 2013 and December 31, 2012, respectively and will mature on June 9, 2013. Interest payment is due quarterly and bears the rate of 0.72% per month. As of March 31, 2013 and December 31, 2012, the entire balance of the loan in the amount of $4,196,853 and $4,168,912, respectively, have been presented as current portion of loan-term loan from credit union in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2013 and 2012 were $190,548 and $171,015, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to Orient Paper HB for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of March 31, 2013 and December 31, 2012, net amount due to Mr. Liu were $2,330,756 and $2,315,239, respectively.

The unsecured loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% per annum as of December 31, 2012. The term is for 3 years and starts from January 1, 2010 and was due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu entered into another three-year term and extended the maturity date further to December 31, 2015. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum.

The interest expenses incurred for above related party loan are $35,777 and $33,859 for the three months ended March 31, 2013 and 2012, respectively.

During the quarter ended March 31, 2013, the Company borrowed $358,197 from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company was informed in 2012 that a recent Xushui County urban redevelopment plan mandates that the current site on which our principal executive offices and other production facilities are situated (the “Headquarters Compound”) and neighboring area be reserved for residential use only. It is expected that the Company, like other manufacturers in the affected area, will be required eventually to cease all operations currently conducted on the Headquarters Compound site. In order to comply with this government mandate, the Company intends to initiate the process of relocating its offices and facilities to a new site. To that end, the Company has entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company 80% owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer. There is currently no binding agreement between us and Hebei Fangsheng in connection with the Potential Sale. In November 2012, Hebei Fangsheng provided the Company with a payment of approximately $1,082,815 earnest money deposit payment in connection with the Potentail Sale, which would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. The Company has recorded the receipt of the earnest money deposit as a security deposit accordingly.

(10) Notes payable

As of March 31, 2013, the Company had four bank acceptance notes from Bank of Hebei to one of its major suppliers for a total amount of $2,633,007. An amount equal to $1,316,504 is under the banking facility obtained from Bank of Hebei in September 13, 2012 as mention in Note (8), while the remaining portion, amount of $1,316,503, are secured with a restricted bank deposit as mention in Note (3). The bank acceptance notes bear interest rate at nil% per annum and 5% of notes amount as handling charge. They will become due and payable on various dates starting from April 30 through June 18 during the year of 2013.

As of December 31, 2012, the Company had six bank acceptance notes from Bank of Hebei to one of its major suppliers for a total amount of $3,170,276. An amount equal to $1,585,138 is under the banking facility obtained from Bank of Hebei in September 13, 2012 as mention in Note (8), while the remaining portion, amount of $1,585,138, are secured with a restricted bank deposit as mention in Note (3). The bank acceptance notes bear interest rate at nil% per annum and 5% of notes amount as handling charge. They will become due and payable on various dates starting from March 24 through June 18 during the year of 2013.

(11) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012
Accrued electricity	$288,310	$232,763
Accrued professional fees	105,256	143,597
Accrued interest	821,462	656,623
Payable for purchase of equipment	153,193	152,173
Insurance premium payable	-	56,773
Others	15,192	20,355
Totals	$1,383,413	$1,262,284

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Common Stock

Issuance of common stock pursuant to the 2011 Incentive Stock Plan

On January 12, 2012, the Company issued shares of 109,584 out of the 2011 Incentive Stock Plan of Orient Paper Inc. (the “2011 ISP”) to certain of its directors and officers when the stock was at $3.45 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $378,065 as of the date of issuance. The 2011 ISP was approved by the shareholders of the Company in August 2011 and sets aside 375,000 shares of the Company’s common stock for the purpose of compensating services provided by the employees, directors and other service providers. See Note (15), Stock Incentive Plans, for more details of the 2011 ISP.

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

On April 4, 2013, the Company declared another quarterly dividend of $0.0125 per share to shareholders of record as of April 16, 2013. The dividend was paid on April 30, 2013.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

(13) Earnings Per Share

For the three months ended March 31, 2013 and 2012, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31,
	2013	2012
Basic income per share
Net Income for the period – numerator	$303,055	$4,681,691
Weighted average common stock outstanding – denominator	18,459,775	18,447,733
Net income per share	$0.02	$0.25

Diluted income per share
Net Income for the period – numerator	$303,055	$4,681,691
Weighted average common stock outstanding - denominator	18,459,775	18,447,733
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,459,775	18,447,733
Diluted income per share	$0.02	$0.25

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) Income Taxes

United States

Orient Paper and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively.

PRC

Orient Paper HB and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax.  Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provision for income taxes for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Provision for Income Taxes
Current Tax Provision – PRC	$182,626	$1,826,651
Deferred Tax Provision – PRC	50,058	-
Total Provision for Income Taxes	$232,684	$1,826,651

During the three months ended March 31, 2013 and 2012, the effective income tax rate was estimated by the Company to be 43.4% and 28.1%, respectively. The consolidated income before tax consisted of profit from PRC operation and loss from US operation. The increase of the effective income tax rate was led by a decrease of taxable profit of PRC operation.

On June 1, 2012, the Company’s Board of Directors approved a quarterly cash dividend of $0.0125/share for four quarters starting the first record date of June 15, 2012. Total cash dividends for the four quarters are expected to be approximately $922,989 based on the total shares issued and outstanding as of March 31, 2013. The source of fund for the first three cash dividend paid by the Company as of March 31, 2013 was provided by Orient Paper HB, the Company’s VIE. For purposes of the consolidated financial statements, the dividend paid has been recorded as a distribution from the Company’s retained earnings. For U.S federal income tax purposes, the Company made the assumption that, despite the repatriation of fund was made by a variable interest entity and not the Company’s wholly-owned subsidiary, the receipt of a profit distribution from its Chinese VIE constitute a tax item of income that will be fully offset by the Company’s current year ordinary tax deductions and accumulated Net Operating Losses (NOLs), which amounted to approximately $4,526,391 before any utilization of such NOLs to absorb taxable income derived from the dividend distribution as of December 31, 2012. The Company does not believe that its current and future dividend policy and the available U.S. tax deductions and NOLs will cause the Company to recognize any substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believes that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2013 and December 31, 2012, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three months ended March 31, 2013 and 2012, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) Stock Incentive Plan

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. No stock or option was issued under the 2012 ISP on or before March 31, 2013.

(16) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $19,149 (RMB 120,000).  This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $574,474 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

The rental expenses for the three months ended March 31, 2013 and 2012 were $148,162 and $4,755, respectively.

Future minimum lease payments are as follows:

March 31,	Amount
2014	$258,513
2015	593,623
2016	593,623
2017	593,623
2018	593,623
Thereafter	5,768,678
Total operating lease payments	$8,401,683

Capital commitment

As of March 31, 2013, the Company has signed several contracts for construction of equipments and facilities, including a new tissue paper production line PM8 for a contract cost of $4,946,861. Total outstanding commitments under these contracts were $3,957,489 and $5,243,636 as of March 31, 2013 and December 31, 2012, respectively. With the exception of a 5% performance holdback (approximately $247,343) on the new tissue paper production line, which is payable in 2014, the Company expected to pay off all the balances by the end of year 2013.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pending Litigation

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP. The complaint in the lawsuit, Mark Henning, et al. v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected. The complaint seeks, among other relief, compensatory damages, attorneys' fees and experts’ fees. Plaintiffs purport to sue on behalf of themselves and a class consisting of the Company’s stockholders (other than the defendants and their affiliates). The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. On June 21, 2012, the Company reached a proposed settlement of the securities class action lawsuit with the plaintiffs. The terms of the proposed settlement call for dismissal of all the defendants from the action in exchange for a $2 million payment from the Company’s insurer. The court granted preliminary approval of the settlement on November 5, 2012, and orally granted final settlement approval at a hearing on March 25, 2013. A formal written order has been entered by the Court on April 29, 2013. The settlement has no material impact on the Company’s consolidated financial statements.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit, to which the Company filed an answering brief on August 31, 2012. Oral argument took place on April 9, 2013. Shortly thereafter, the Ninth Circuit entered a memorandum reversing the District Court’s dismissal because the record was not sufficiently developed to make a determination as to whether the forum selection clause applied, and remanding the case back to the District Court with instructions to hold an evidentiary hearing before ruling on the Company’s motion to dismiss. The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

Cross-Guarantee with a Third Party

As of March 31, 2013, the Company used land use right in the amount of $7,431,490 as a pledge for a bank loan of an independent third party, which cross-guarantees the Company’s credit facility of $1,595,762 from the Bank of Hebei. The amount of that long-term loan of the third party was $1,515,974 and will expire on February 26, 2014, while the credit facility guaranteed by the independent third party will expire on September 19, 2013.

As of December 31, 2012, the Company used land use right in the amount of $7,419,614 as a pledge for a bank loan of an independent third party, which cross-guarantees the Company’s credit facility of $1,535,138 from the Bank of Hebei. The amount of that long-term loan of the third party was $1,505,881 and will expire on February 26, 2014, while the credit facility guaranteed by the independent third party will expire on September 19, 2013.

(17) Segment Reporting

Since March 10, 2010, Baoding Shengde started its operations and thereafter the Company manages its operations through two business operating segments: Orient Paper HB, which produces printing paper and corrugating medium paper, and Baoding Shengde, which produces digital photo paper. They are managed separately because each business requires different technology and marketing strategies.

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended March 31, 2013
	Orient Paper HB	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$19,049,230	$697,426	$-	$-	$19,746,656
Gross Profit	1,607,532	22,705	-	-	1,630,237
Depreciation and amortization	1,251,162	681,691	-	-	1,932,853
Interest income	18,641	342	10	-	18,993
Interest expense	225,893	-	432	-	226,325
Income tax expense	227,047	5,637	-	-	232,684
Net Income (Loss)	716,579	(11,450)	(402,074)	-	303,055
Total Assets	121,214,631	42,914,392	68,324	-	164,197,347

	Three Months Ended March 31, 2012
	Orient Paper HB	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$32,832,860	$1,576,139	$-	$-	$34,408,999
Gross Profit	7,348,894	404,278	-	-	7,753,172
Depreciation and amortization	1,722,300	237,002	-	-	1,959,302
Interest income	2,686	1,994	36	-	4,716
Interest expense	204,874	-	-	-	204,874
Income tax expense	1,732,811	93,840	-	-	1,826,651
Net Income (Loss)	4,892,129	279,754	(479,097)	(11,095)	4,681,691

	Year Ended December 31, 2012
	Orient Paper HB	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Total Assets	$119,707,195	$43,076,428	$62,701	$-	$162,846,324

(18) Concentration of Major Customers and Suppliers

For the three months ended March 31, 2013 and 2012, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2013, the Company had two major suppliers which primarily accounted for 76% and 10% of the total purchases. For the three months ended March 31, 2012, the Company had two major suppliers accounted for 75% and 15% of the total purchases.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2013 and December 31, 2012, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(20) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(21) Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 220): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. Its adoption of ASU 2013-01 is not expected to have any material impact on its condensed consolidated financial statements.

In February 2013 the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. Its adoption of ASU 2013-02 is not expected to have any material impact on its condensed consolidated financial statements.

Item 2           Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operation of the Company for the three months ended March 31, 2013 and 2012 should be read in conjunction with the financial statements and the accompanying notes that are included elsewhere in this Quarterly Report.

In this quarterly report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “Orient Paper HB,” refer to Orient Paper, Inc.

We make certain forward-looking statements in this quarterly report, including information with respect to our plans and strategy for our business and related financing. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our products, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

In evaluating these forward-looking statements, you should consider various factors, including, without limitation, the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash. Please refer to the section entitled “Liquidity and Capital Resources” contained in this quarterly report for additional discussion. Please also refer to our other filings with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Results of Operations

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper for the three months ended March 31, 2013 was $19,049,230, a decrease of $13,783,630 or 41.98% from $32,832,860 for the comparable period in 2012. Total paper sold during the three months ended March 31, 2013 amounted to 42,533 tonnes, a decrease of 20,689 tonnes or 32.72% from 63,222 tonnes sold in the comparable period in 2012. The decrease in sales quantities in the first quarter of 2013 was primarily attributable to the followings:

1. We have voluntarily idled corrugating medium PM1 for renovation since December 31, 2012. We have been working on a plan to demolish certain portion of the paper machine of this 150,000 tonnes production line and to rebuild a new paper machine with a 250,000 tonnes/year capacity of corrugating medium and other packaging papers. We sold 18,105 tonnes of corrugating medium produced by PM1 in the first quarter of 2012, versus nil in the comparable period in 2013.

2. As announced in a press release on March 1, 2013, the Company underwent a comprehensive environmental protection inspection conducted by the local Xushui County government, which was part of a county-wide initiative, from February 26 to March 31, 2013. While there was no absence of any major environmental protection deficiency identified, the production at the Company’s Xushui Paper Mill was interrupted for a 20-day period from February 26 to March 17, 2013 due to the inspection. The production interruption affected both the corrugating medium PM6 and our two offset printing paper PM2 and PM3. Following the inspection, we made improvements to the open sewage line that we use for water discharge. We completed all of the related works by March 17, 2013 and resumed normal production on March 17, 2013.

The decrease in corrugating medium and offset printing paper sales revenue in the first quarter of 2013 was also attributable to a declining Average Selling Prices (“ASPs”). Compared to prices in the first quarter of 2012, corrugating medium and offset printing paper ASPs declined by 9.29% and 11.79%, respectively.

The changes in revenue dollar amount and in tonnage for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended		Three Months Ended		Changes in		Percentage
	March 31, 2013		March 31, 2012				Changes
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Corrugating medium Paper	33,077	$12,611,031	45,391	$19,063,302	(12,314)	$(6,452,271)	-27.13%	-33.85%
Offset printing Paper	9,456	6,438,199	17,831	13,769,558	(8,375)	(7,331,359)	-46.97%	-53.24%
Total Corrugating Medium and Offset Printing Paper Sales Revenue	42,533	$19,049,230	63,222	$32,832,860	(20,689)	$(13,783,630)	-32.72%	-41.98%

Monthly sales revenue (excluding revenue of digital photo paper and the revenue from trading of offset printing finished goods as of January 2012) for the 24 months ended March 31, 2013, are summarized below:

Monthly Revenue of Major Products (excluding Digital Photo Paper)
April 2011 Through March 2013
USD in Thousands
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
Apr-2011
Jun-2011
Aug-2011
Oct-2011
Dec-2011
Feb-2012
Apr-2012
Jun-2012
Aug-2012
Oct-2012
Dec-2012
Feb-2013
Month
TOTAL Corrugated Medium Paper
TOTAL Offset Printing Paper
Offset Printing Paper Trading

Average Selling Prices (“ASPs”) for our main products for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Offset Printing Paper ASP	Corrugating Medium Paper ASP
Three months ended March 31, 2012	$772	$420
Three months ended March 31, 2013	$681	$381
Increase(decrease) from comparable period in the previous year	$(91)	$(39)
Increase(decrease) as a percentage	-11.79%	$-9.29%

The following is a chart showing the month-by-month ASPs (except for the ASPs of the digital photo paper) for the 24 months ended March 31, 2013:

Corrugating Medium Paper

Revenue from corrugating medium paper amounted to $12,611,031 (or 66.20% of total offset printing paper and corrugating medium paper revenue) for the three months ended March 31, 2013, representing a $6,452,271 (or 33.85%) decrease over the corrugating medium paper revenue of $19,063,302 for the comparable period in 2012. We sold 33,077 tonnes of corrugating medium paper in the three months ended March 31, 2013, representing a 12,314 tonnes (or 27.13%) decrease compared with 45,391 tonnes sold in the comparable period in 2012. All of the 33,077 tonnes of corrugating medium paper sold in the three months ended March 31, 2013 were produced from the new PM6 that we launched in December 2011, compared with 26,978 tonnes produced in the comparable period in 2012. As described above, no corrugating medium was produced from our PM1, which has not been in operation since December 31, 2012 under our planned voluntary renovation for the period, while PM1 contributed 18,105 tonnes of corrugating medium to the first quarter 2012 sales revenue. Production of corrugating medium was interrupted for 20 days between February 26, 2013 and March 17, 2013 due to the county-wide government environment protection inspection. The interruption affected the ramp up of our new PM6, which would have produce up to 50,000 tonnes of corrugating medium in the first quarter of 2013 according to management’s estimates.

ASP for corrugating medium paper fell from $420/tonne in the three months ended March 31, 2012 to $381/tonne in the three months ended March 31, 2013, representing a 9.29% decrease over the comparable period. Year-over-year quarterly ASPs for corrugating medium have been in consecutive decline since the second quarter of 2012, reflecting a weakened manufacturing and consumption trend in China in the last 12 months. However, the 2013 first quarter ASP of $381/tonne represents a 3.25% increase over the fourth quarter 2012 ASP of $369/tonne. We believe that it is reasonable to expect the improved ASP to hold up at least in the next few months in 2013 because of (1) a modest domestic and global economic recovery that stimulates Chinese manufacturers, and (2) an anticipated regional shortage in paper products supply resulting from tightened environmental protection reinforcement and mandatory closures of outdated and polluting paper manufacturers under government mandates in 2013.

We launched the new 360,000 tonnes/year PM6 in December 2011. We are in the process of ramping up PM6. Quantities sold for units produced by PM6 from December 2011 to March 2013 are as follows:

Offset Printing Paper

Revenue from offset printing paper amounted to $6,438,199 (or 33.80% of total offset printing paper and corrugating medium paper revenue) for the three months ended March 31, 2013, which represents an $7,331,359 (or 53.24%) decrease over the offset printing paper revenue of $13,769,558 for the comparable period in 2012. We sold 9,456 tonnes of offset printing paper in the three months ended March 31, 2013 compared to 17,831 tonnes of offset printing paper in the comparable period in year 2012, a decrease of 8,375 tonnes or 46.97%. As described above, production of our PM2 and PM3 for offset printing paper was interrupted by the county-wide government environmental inspection between February 26 and March 17, 2013. In addition to the reduction in the number of days in production, demand for offset printing paper was also affected by a slowdown in the regional printing industry. ASP for our offset printing paper decreased from $772/tonne in the first quarter of year 2012 to $681/tonne in the comparable period in 2013, representing a decrease of 11.79%. Year-over-year quarterly ASPs for offset printing paper have been in consecutive decline since the first quarter of 2012, reflecting a weakened manufacturing and consumption trend in China since the end of year 2011. However, at the present time, we do not believe the offset printing paper ASP will continue to fall and are cautiously optimistic that we may see a modest recovery in the ASP in the next few months.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $697,426 (or 3.53% of total consolidated revenue) for the three months ended March 31, 2013, compared with $1,576,139 (or 4.58% of total consolidated revenue) for the three months ended March 31, 2012. In comparison to the quarter ended March 31, 2012, the ASP of our digital photo paper decreased from $3,960/tonne to $3,770/tonne, representing a 4.80% year-over-year decrease. The ASP decline appears to be a result of softening customer demand due to the slowdown in the economy. We believe the market demand and the ASP for commercial applications of the digital photo paper may not fully recover until fundamental improvements in the PRC domestic economy take place.

We sold 185 tonnes of digital photo paper in the quarter ended March 31, 2013, as compared to 398 tonnes in the same period a year ago. There are more residential buildings and residents living in the surrounding areas of our digital photo paper plant. We have been under increasing pressure since October 2012 by local residents and from government urban planning officials to minimize our operations during night time, which resulted in a curtailment of our production schedule. Changes in sales revenue and quantities sold of our digital photo paper for the first quarters of 2013 and 2012 are summarized as follows:

	Three months Ended		Three months Ended				Percentage
Sales	March 31, 2013		March 31, 2012		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Digital Photo Paper	185	$697,426	398	$1,576,139	(213)	$(878,713)	(53.52%)	(55.75%)

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2). Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from April 2011 to March 31, 2013 are summarized as follows:

Cost of Sales

Total cost of sales for corrugating medium and offset printing paper for the three months ended March 31, 2013 was $17,441,698, a decrease of $8,042,268 or 31.56% from $25,483,966 for the comparable period in 2012. The decrease in total corrugating medium and offset printing paper cost of sales in 2013 is primarily due to (1) our corrugating medium PM1’s temporary withdrawal from service for renovation since December 31, 2012, and (2) the interruption of production during the environment inspection from February 26 to March 17, 2013. As described above, total sales revenue (excluding revenue from sales of digital photo paper) decreased from $32,832,860 in the quarter ended March 31, 2012 to $19,049,230 in the comparable period in year 2013, representing a 41.98% year-over-year decrease; whereas total quantity of corrugating medium and offset printing paper sold in the first quarter of 2013 also decreased 32.72% as compared to the same period in 2012. Cost of sales for total corrugating medium paper amounted to $11,538,304 for the quarter ended March 31, 2013, as compared to $14,216,512 for the first quarter in 2012. Average cost of sales per tonne of corrugating medium paper went up from $313 in the first quarter of 2012 to $349 during the quarter ended March 31, 2013 because of a lower run rate of the production facilities in 2013 due to the inspection and higher raw material cost in the period. Changes in cost of sales and cost per tonne by product for the three-month periods ended March 31, 2013 and 2012 are summarized below:

	For the Quarter Ended		For the Quarter Ended
	March 31, 2013		March 31, 2012		Change in		Change in percentage
	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tone
Corrugating medium paper	$11,538,304	$349	$14,216,512	$313	$(2,678,208)	$36	-18.84%	11.50%
Offset printing paper	$5,903,394	$624	$11,267,454	$632	$(5,364,060)	$(8)	-47.61%	-1.27%
Total corrugating medium and offset printing paper	$17,441,698	n/a	$25,483,966	$n/a	$(8,042,268)	$n/a	-31.56%	n/a

Global and domestic unit prices for recycled paper boards (or Old Corrugating Cardboards, “OCCs”) have been noticeably higher since October of 2012, while our costs of all other types of major raw materials have remained relatively stable or even lower since November of 2011. Our average unit purchase costs (net of applicable value added tax) of recycled paper board, recycled white scrap paper, and recycled printed paper in the first quarter of 2013 were $198/tonne, $366/tonne, and $269/tonne, respectively, compared to $188/tonne, $389/tonne and $298/tonne for the same period in year 2012. These changes represent year-over-year increase of 5.32% for the OCC and decreases of 5.91% and 9.73% for the recycled white scrap paper and recycled printed paper, respectively. Our production uses entirely domestic recycled paper (produced mainly from the Beijing-Tianjin metropolitan area) and do not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper. Depending on the regional economic outlook for the rest of the year of 2013, we believe that the future waste paper raw material costs, including the cost of OCC, may normalize due to a market correction.

For our corrugating medium and offset printing paper, major raw material cost (recycled papers and other chemical elements) in the total quarterly production cost as a percentage of quarterly sales was 74.37% for the three months ended March 31, 2013, and was 10.40 percentage points higher than the ratio of 63.97% for the three months ended a year ago.

Total depreciation allocated to corrugating medium and offset printing paper for the quarter ended March 31, 2013 was $1,251,162, a decrease of $471,138 from that of the same period in year of 2012 in the amount of $1,722,300, due to renovation status of our PM1.

The pricing trends of our major raw materials for the 24-month period from April 2011 to March 2013 are shown below:

Electricity and coal are the two main energy sources of our paper manufacturing activities. Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months. Historically, electricity and coal accounted for approximately 10% and 12% of our total cost of sales, or approximately 8% and 9% of total sales, respectively. The monthly energy costs (electricity and coal) as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2013 are summarized as follows:

Total cost of sales of digital photo paper amounted to $674,721 for the three months ended March 31, 2013, representing a decrease of $497,140, or 42.42%, over the cost of sales of $1,171,861 in the comparable period in year 2012. The decrease in quarterly cost of sales is primarily due to the 53.52% year-over-year decrease in sales volume, as described above.

Gross Profit

Gross profit for corrugating medium paper and offset printing paper for the three months ended March 31, 2013 was $1,607,532, a decrease of $5,741,362 or 78.13% from $7,348,894 for the comparable period in 2012. The decrease in gross profit of corrugating medium and offset printing paper was primarily attributable to (1) our corrugating medium PM1’s temporary withdrawal from service for renovation since December 31, 2012, and (2) the interruption of production during the environment inspection from February 26 to March 17, 2013. In addition, as described above, despite lower unit purchase costs of the printing paper raw materials in 2013 as compared to 2012, the average unit price that we paid in the first quarter of 2013 for recycled paper board, which is the major raw material for the corrugating medium paper that accounts for roughly 2/3 of the revenue of our major products, were in fact 5.32% higher than the average unit purchase price for the same period in 2012.

The overall gross profit margin for corrugating medium paper and offset printing paper for the three months ended March 31, 2013 decreased by 13.94%, from 22.38% a year ago to 8.44%.

Gross profit margin for the corrugating medium paper for the three months ended March 31, 2013 was 8.51%, compared to 25.42% for the comparable period a year ago, because of the declining ASP and the lower-than-normal run rate of our corrugating medium PM6 during the environmental inspection in the three months ended March 31, 2013. Gross profit margin for the offset printing paper sold was 8.31% for the quarter ended March 31, 2013, compared to 18.17% for the comparable period a year ago. Similar to the decline in the gross profit margin of corrugating medium, offset printing paper gross profit margin was affected by an 11.79% year-over-year decrease of ASP and the production interruption in the first quarter that brought down the production volume lower than normal in the first quarter of 2013.

Monthly Gross Profit Margins on the sales of our corrugating medium and offset printing paper for the 24-month period ending March 31, 2013 are as follows:

Gross profit from the sales of digital photo paper for the three months ended March 31, 2013 amounted to $22,705, or 3.26% as a percentage of total digital photo paper sales, compared to gross profit of $404,278 and gross profit margin of 25.65% for the same period in the previous year. The declines of gross profit and gross profit margin are a direct result of both lower production quantity (and in terms of quantity sold, 53.52% less than the same period in 2012) and a lower ASP (4.80% lower than the ASP in the same period of previous year). The low ASP of digital photo paper reflects the contraction of the domestic consumption and business activities (including commercial advertising) since the beginning of year 2012. We believe that the Chinese economy may not fully recover to the pre-2012 level at least until the first half of 2013. As we have previously announced, the daily hours of operations of our digital photo paper have been severely restricted by the local county government since October 2012 because of concerns raised by residents surrounding our digital photo paper plant over the nightly operations of the production lines. We are in the process of searching for a new industrial-use location where we can run production schedules without restrictions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $887,166, a decrease of $157,506 or 15.08% from $1,044,672 for the comparable period in 2012. The decrease was primarily attributable to (1) a decrease in salary and wages in the amount of $323,597, primarily due to that fact that there is no stock-based compensation in the first quarter of 2013 as compared to stock-based compensation in the amount of $378,065 in the first quarter of 2012, (2) a reduction in auditing and legal expenses for $99,321 in the first quarter of 2013 as compared to the same period in 2012, (3) a year-over-year increase in land lease expense for $143,407 in the first quarter of 2013 for the land lease payment for the land in the Wei County industrial park, and (4) additional depreciation of the dormitory apartment buildings and the amortization of land use rights in the first quarter of 2013 as compared to the same period in 2012 for $79,646.

Income from Operations

Operating income for the three months ended March 31, 2013 was $743,071, a decrease of $5,965,429 or 88.92% from $6,708,500 for the comparable period in 2012.

Accounts Receivable

Net accounts receivable was $2,400,084 as of March 31, 2013, a decrease of $436,251 or 15.38% compared to $2,836,335 as of December 31, 2012. Our sales and accounts receivable for the month of March 2013 were lower because we did not resume production operation of corrugating medium and offset printing paper until March 17, 2013 after the interruption by the government environmental inspection. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventory

Inventory of $14,534,590 consists of raw materials (accounting for 90.17% of total value of ending inventory as of March 31, 2013) and finished goods. As of March 31, 2013, the recorded value of our inventory had decreased by $569,511, or 3.77%, from $15,104,101 as of December 31, 2012. The largest change came from the inventory item of recycled paperboard, which is the main raw material for the production of our corrugating medium paper and was stated at $10,502,155 as of March 31, 2013. The balance of recycled paperboard at March 31, 2013 was lower than the balance at December 31, 2012 by $772,228 but higher than the balance a year ago on March 31, 2012 when we just started the ramp-up of PM6 by $6,483,379.

We decreased the amount of coal stored on hand to $292,397 as of March 31, 2013, as compared to the stock of coal for a total amount of $621,107 as of December 31, 2012, due to a significant falling of coal prices. A summary of changes in major inventory items is as follows:

	March 31, 2013	December 31, 2012	$ Change	% Change
Raw Materials
Recycled paper board	$10,502,155	$11,274,383	$(772,228)	-6.85%
Pulp	13,906	13,813	93	0.67%
Recycled printed paper	922,383	884,236	38,147	4.31%
Recycled white scrap paper	1,204,105	766,144	437,961	57.16%
Coal	292,397	621,107	(328,710)	-52.92%
Digital photo base paper and other raw materials	171,570	225,912	(54,342)	-24.05%
Total Raw Materials	13,106,516	13,785,595	(679,079)	-4.93%

Finished Goods	1,428,074	1,318,506	109,568	8.31%
Totals	$14,534,590	$15,104,101	$(569,511)	-3.77%

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $1,342,204 as of March 31, 2013, an increase of $329,298 or 32.51% from $1,012,906 as of December 31, 2012. All accounts payable as of March 31, 2013 and December 31, 2012 were within the normal payment terms of our suppliers.

Liquidity and Capital Resources

Overview

As of March 31, 2013 we had net working capital of $21,413,129, a decrease of $453,515 over net working capital of $21,866,644 at December 31, 2012. For the three months ended March 31, 2013 cash and cash equivalents increased by $3,429,700, mostly generated from our operating activities.

  We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions and major shareholders. Major capital expenditures in the year of 2012 and the first quarter of 2013 were primarily financed by cash flows generated from business operations. As of March 31, 2013, we had approximately $3,957,489 in capital expenditure commitments that were mainly related to the construction costs of our first 15,000 tonnes/year tissue paper production line PM8 in a new industrial park in Wei County of Hebei, China and we expect to satisfy such capital expenditure commitments by cash payment within the next 12-18 months.

Capital Expenditures

In addition to the binding contracts that we have entered into, we are also planning for several other capital expenditure projects for the years of 2013 and 2014. These projects include (1) building additional warehouses and new offices, cafeteria, and living quarters for production line workers over the land across the street from our Xushui Paper Mill facilities that we acquired in April 2012 for an estimated cost of $5 million, (2) ancillary facilities for the tissue paper PM8 and other infrastructures in the Wei County plant for an estimated cost of $21 million, (3) a second 15,000 tonnes/year tissue paper production line (to be designated as PM9) for an estimated cost of $13 million, and (4) major renovation of the old corrugating medium paper production line PM1 and related facilities to enhance production capacity to 250,000 tonnes/year for an estimated cost of $20 million. We estimate that total capital expenditure in the years of 2013 and 2014 to be approximately $60 million, which is expected to be funded by debt financing, cash on hand and cash flows generated from our own operations. Our cash and cash equivalents was $16,569,988 as of March 31, 2013, and cash flows generated from our own operations amounted to approximately $4.37 million in the first quarter of 2013. We believe that, unless we encounter major operational problem or production interruption, such as the comprehensive environmental inspection in February and March of 2013, the Company should be able to generate sufficient cash flows from its operations and additional banking facilities to support the capital expenditures of 2013 and 2014.

Acquisition of Land

In the spring of 2010, we initiated the process of acquiring approximately 667,000 square meters of land adjacent to our Xushui Paper Mill facilities and have received governmental approval for our capacity expansion plan. However, since the start of the acquisition process, we have met significant opposition by certain local residents over the price that we offered for their land. On April 13, 2012, we closed our acquisition of 58,566 square meters of land and secured all associated land use right permits. For the 58,566 square meters of land acquired, we paid a total of $7.5 million for various payments of compensation, taxes, and recording fees to the sellers and the local government.

Relocation of Facilities

A recent Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we will be required to eventually cease all operations currently conducted on our Headquarters Compound site. In order to comply with this government mandate, we intend to initiate the process of relocating our offices and facilities to a new site. To that end, we have entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company recently formed and 80% owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer. There is currently no binding agreement between us and Hebei Fangsheng in connection with the Potential Sale. In November 2012, Hebei Fangsheng provided us with a payment of $1,082,815 earnest money deposit payment to proceed with discussion. The earnest money deposit would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. We intend to pursue negotiations with respect to the Potential Sale on an arm’s length basis with Hebei Fangsheng, and will only consummate such Potential Sale on terms that will be not less advantageous to us than as if Hebei Fangsheng were an independent, unaffiliated party. We will only enter into legally binding agreements with Hebei Fangsheng in connection with the Potential Sale upon appraisals by independent appraisal firms, and a finding by our Audit Committee that these conditions have been met.

We have not identified new locations for the office and the digital photo paper workshop but are exploring the possibility of moving the headquarters office to near our Xushui Paper Mill. We may also consider moving the digital photo paper operations to the new industrial park in Wei County.

Wei County Tissue Paper PM8 and PM9

In November 2012 we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012 we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having 15,000 tonnes/year capacity, will be designated as PM8 and PM9 upon completion. Total estimated cost of the tissue paper project can be up to $43.5 million in the next two years.

Renovation of PM1 to Expand to 250,000 tonnes/year Corrugating Medium Capacity

We have decided to take voluntary action to renovate our 150,000 tonnes/year corrugating medium PM1 in anticipation of increased regulatory concerns on energy efficiencies and to further upgrade the quality of our corrugating medium products. The renovation period is scheduled for the period of December 31, 2012 through the end of third quarter 2014. There will be no production output from PM1 throughout the renovation period, as most of the equipments and parts of the paper machine portion of the production line will be demolished and replaced. The Company expects the PM1 renovation project will cost approximately $20 million and will come online in the third quarter of 2014 with an expanded total capacity of 250,000 tonnes/year.

The Company currently does not have any plans for equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2013 was $16,569,988, an increase of $3,429,700 from $13,140,288 as of December 31, 2012.  The increase in year 2012 was primarily attributable to a number of factors, including the following:

i. Net cash provided by operating activities

Net cash provided by operating activities was $4,373,656 for the three months ended March 31, 2013, representing a decrease of $4,974,950 or 53.22% from $9,348,606 for the comparable period in 2012. The net income for the three months ended March 31, 2013 in the amount of $303,055 represented a decrease of $4,378,636 or 93.53% from $4,681,691 for the comparable period in 2012. In addition to net income, there are certain non-cash charges (including depreciation in the amount of $1,932,853) that reduced the net income but did not have the effect of reducing the balance of cash and cash equivalents. The net cash from operating cash flow is also a result of (1) a decrease in accounts receivable (an increase in cash) in the amount of $463,799, (2) an inventory decrease (an increase of cash) in the amount of $669,641, (3) decrease in prepaid expense and Value Added Tax (for an increase in cash) in the amount of $1,012,752, (4) an increase in accounts payable (an increase of cash) in the amount of $321,979. These increases are offset with a decrease in notes payable (a decrease in cash) of $557,600, among other minor adjustments for cash outflows for operating activities.

ii. Net cash used in investing activities

The Company incurred $1,322,010 in cash expenditures for investing activities during the three months ended March 31, 2013, as opposed to a cash outflow for the various capital expenditure projects on facilities associated with PM6 in the amount of $7,621,660 for the three months ended March 31, 2012. The majority of the expenditures were for the progress payments for the construction of the new tissue paper production line PM8 and the electricity cable.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $278,800 for the three months ended March 31, 2013, as compared to net cash used in financing activities of $279,255 for the comparable period in 2012. During the three months ended March 31, 2013, there was no addition of new loan, or matured existing loan. The increase in cash was due to the partial release of restricted cash in the amount of $278,800 related to the cash deposit at Bank of Hebei for securing a line of credit.

Short-term bank loans

		March 31, 2013	December 31, 2012

Industrial & Commercial Bank of China	(a)	797,880	792,568
Industrial & Commercial Bank of China	(b)	1,595,762	1,585,138
Bank of Hebei	(c)	1,595,762	1,585,138
Total short-term bank loans		$3,989,404	$3,962,844

(a)	On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on August 15, 2012 and carried an interest rate of 8.528% per annum. The Company paid off the 2011 factoring outstanding balance on August 15, 2012 and subsequently refinanced with the Industrial & Commercial Bank of China on September 4, 2012 under similar terms, except carries an interest rate of 6.6% per annum. The unpaid balance of the factoring facility was $797,880 and $792,568 as of March 31, 2013 and December 31, 2012, respectively. This new factoring facility will expire on August 28, 2013.

(b)	On November 9, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,595,762 and $1,585,138 as of March 31, 2013 and December 31, 2012, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on November 8, 2013 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,595,762 and $1,585,138 as of March 31, 2013 and December 31, 2012, respectively.

(c)	On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,595,762 and on notes payable of $1,595,762 as of March 31, 2013. The facility is guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,595,762 and $1,585,138 as of March 31, 2013 and December 31, 2012, respectively. The loan bears interest at the rate of 6.6% per annum. Both the term of the banking facility and loan are for one year and expire on September 19, 2013.

As of March 31, 2013 and December 31, 2012, there were secured short-term borrowings of $2,393,642 and $2,377,706, respectively, and unsecured bank loans of $1,595,762 and $1,585,138, respectively. The factoring facility was secured by the Company’s accounts receivable in the amount of $2,400,084 and $2,836,335 as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Company had no unutilized credit facility for bank loans with the banks, while there is $279,258 of unutilized credit facility for notes payable. As of December 31, 2012, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the three months ended March 31, 2013 and 2012 were approximately 6.60% and 7.49%, respectively.

Long-term loans from local credit unions

As of March 31, 2013 and December 31, 2012, loan payable to Rural Credit Union of Xushui County (formerly Rural Credit Cooperative of Xushui County) amounted to $5,768,678 and $5,730,273.

On March 31, 2011, the Company entered into a three-year term loan agreement with the Rural Credit Union of Xushui County for an amount that is $1,571,825 as of March 31, 2013 and $1,561,361 at December 31, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. As of March 31, 2013, the entire balance of the loan in the amount of $1,571,825 has been presented as current portion of loan-term loan from credit union in the condensed consolidated balance sheet.

On June 10, 2011, the Company entered into a new term loan agreement with the Xushui County Rural Credit Union for an amount that is $4,196,853 as of March 31, 2013 and $4,168,912 as of December 31, 2012. The new loan is secured by its manufacturing equipment of $9,025,899 and $9,316,645 as of March 31, 2013 and December 31, 2012, respectively and will mature on June 9, 2013. Interest payment is due quarterly and bears the rate of 0.72% per month. As of March 31, 2013 and December 31, 2012, the entire balance of the loan in the amount of $4,196,853 and $4,168,912, respectively, have been presented as current portion of loan-term loan from credit union in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2013 and 2012 were $190,548 and $171,015, respectively.

Related Party Transactions

Mr. Zhenyong Liu is the Chairman, principal stockholder and chief executive officer of the Company. He loaned money to Orient Paper HB for working capital purposes over a period of time. On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu. Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share. As of March 31, 2013 and December 31, 2012, net amount due to Mr. Liu were $2,330,756 and $2,315,239, respectively.

The loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% per annum as of December 31, 2012. The term is for 3 years and starts from January 1, 2010 and was due on December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu entered into another three-year term and extended the maturity date further to December 31, 2015. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum.

The interest expenses incurred for above related party loans are $35,777 and $33,859 for the three months ended March 31, 2013 and 2012, respectively.

During the quarter ended March 31, 2013, the Company borrowed $358,197 from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

A recent Xushui County urban redevelopment plan mandates that the current site of its Headquarters Compound and neighboring area be reserved for residential use only. It is expected that the Company, like other manufacturers in the affected area, be required eventually to cease all operations currently conducted on the Headquarters Compound site. In order to comply with this government mandate, the Company intends to initiate the process of relocating its offices and facilities to a new site. To that end, the Company has entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company 80% owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer. There is currently no binding agreement between us and Hebei Fangsheng in connection with the Potential Sale. In November 2012, Hebei Fangsheng provided the Company with a payment of approximately $1,082,815 earnest money deposit payment to proceed with discussion, which would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. The Company has recorded the receipt of the earnest money deposit as a security deposit accordingly.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2013 and for the year ended December 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2013 and December 31, 2012 to translate the Chinese RMB to the U.S. Dollars are 6.2666:1 and 6.3086:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.2769:1, and 6.3088:1 for the three months ended March 31, 2013 and 2012, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of March 31, 2013. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Debt Obligations	$12,823,802	$10,242,100	$2,581,702	$—	$—
Equipment and Construction Costs Commitment	3,957,489	3,710,146	247,343	—	—
Operating Lease Obligations	8,401,683	258,513	1,187,246	1,187,246	5,768,678
Total	$25,182,974	$14,210,759	$4,016,291	$1,187,246	$5,768,678

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. No stock or option was issued under the 2012 ISP on or before March 31, 2013.

Cross-Guarantee with a Third Party

As of March 31, 2013, the Company used land use right in the amount of $7,431,490 as a pledge for a bank loan of an independent third party, which cross-guarantees the Company’s credit facility of $1,595,762 from the Bank of Hebei. The amount of that long-term loan of the third party was $1,515,974 and will expire on February 26, 2014, while the credit facility guaranteed by the independent third party will expire on September 19, 2013.

As of December 31, 2012, the Company used land use right in the amount of $7,419,614 as a pledge for a bank loan of an independent third party, which cross-guarantees the Company’s credit facility of $1,535,138 from the Bank of Hebei. The amount of that long-term loan of the third party was $1,505,881 and will expire on February 26, 2014, while the credit facility guaranteed by the independent third party will expire on September 19, 2013.

 Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 220): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. Its adoption of ASU 2013-01 is not expected to have any material impact on its condensed consolidated financial statements.

In February 2013 the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. Its adoption of ASU 2013-02 is not expected to have any material impact on its condensed consolidated financial statements.

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

As required by Rule 13a-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the three months ended March 31, 2013.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP. The complaint in the lawsuit, Mark Henning, et al. v. Orient Paper et al. , CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected. The complaint seeks, among other relief, compensatory damages, attorneys' fees and experts’ fees. Plaintiffs purport to sue on behalf of themselves and a class consisting of the Company’s stockholders (other than the defendants and their affiliates). The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. On June 21, 2012, the Company reached a proposed settlement of the securities class action lawsuit with the plaintiffs. The terms of the proposed settlement call for dismissal of all the defendants from the action in exchange for a $2 million payment from the Company’s insurer. The court granted preliminary approval of the settlement on November 5, 2012, and orally granted final settlement approval at a hearing on March 25, 2013. A formal written order has been entered by the Court on April 29, 2013. The settlement has no material impact on the Company’s consolidated financial statements.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit, to which the Company filed an answering brief on August 31, 2012. Oral argument took place on April 9, 2013. Shortly thereafter, the Ninth Circuit entered a memorandum reversing the District Court’s dismissal because the record was not sufficiently developed to make a determination as to whether the forum selection clause applied, and remanding the case back to the District Court with instructions to hold an evidentiary hearing before ruling on the Company’s motion to dismiss. The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended March 31, 2013, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

                None.

Item 3.	Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	(a)	Exhibits
3.1		Articles of Incorporation.(1)
3.2		Certificate of Amendment to Articles of Incorporation.(2)
3.3		Bylaws.(1)
3.4		Specimen of Common Stock certificate.(1)
10.1		Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui County Dayin Township Wuji Village Committee and Party Branch. (3)
10.2		Land Use Rights Certificate, dated March 10, 2003. (3)
10.3		Loan Agreement, dated January 21, 2009, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited. (4)
10.4		Short Term Credit Facility Extension Agreement, dated January 23, 2009, by and between United Commercial Bank (China) Limited and Hebei Baoding Orient Paper Milling Company Limited.(4)
10.5		Short-Term Loan Deferred Payment Agreement dated August 20, 2009, by and between United Commercial Bank (China) Limited and Orient Paper, Inc.(5)
10.6		Purchase and Sale Agreement, dated June 24, 2009, by and among Orient Paper, Inc., XushuiDongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP.(6)
10.7		Escrow Agreement, dated June 24, 2009, by and among Orient Paper, Inc., XushuiDongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP, and Sichenzia Ross Friedman Ference LLP, as escrow agent (6)
10.8		Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Orient Paper HB and Baoding Shengde.(6)
10.9		Proxy Agreement, dated June 24, 2009, by and between Orient Paper HB, Baoding Shengde, and the shareholders of Orient Paper HB.(6)
10.10		Loan Agreement, dated June 24, 2009, by and between Orient Paper HB, Baoding Shengde, and the shareholders of Orient Paper HB.(6)
10.11		Call Option Agreement, dated June 24, 2009, by and between Orient Paper HB, Baoding Shengde, and the shareholders of Orient Paper HB.(6)
10.12		Share Pledge Agreement, dated June 24, 2009, by and between Orient Paper HB, Baoding Shengde, and the shareholders of Orient Paper HB.(6)
10.13		Termination of Loan Agreement, dated February 10, 2010, by and between Orient Paper HB, Baoding Shengde, and the shareholders of Orient Paper HB.(7)
10.14		Call Option Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Baoding Shengde, and the shareholders of Orient Paper HB.(7)
10.15		Share Pledge Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Baoding Shengde, and the shareholders of Orient Paper HB.(7)
10.16		Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”).(8)
10.17		Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”).(8)
10.18		Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent.(8)
10.19		Registration Rights Agreement between the Company and the Buyers dated October 7, 2009.(8)
10.20		Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009.(8)
10.21		Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and HebeiShuangxing Paper Co., Ltd.(9)
10.22		Debt Assignment and Assumption Agreement, dated August 31, 2009, by and among the Company, Zhenyong Liu and the Orient Paper HB.
10.23		Loan Agreement, dated January 21, 2009, for a loan of RMB13,000,000, by and between Industrial & Commercial Bank of China, Xushui Sub-branch and Hebei Baoding Orient Paper Milling Company Limited.(10)
10.24		Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between Orient Paper, Inc. and Roth Capital Partners, LLC.(11)
10.25		Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Orient Paper Milling Company Limited for the purchase of a series of paper machineries and equipments.(12)
10.26		Amendment to Loanout Agreement by and between Orient Paper, Inc. and Winston C. Yen.(13)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

(1)	Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006.
(2)	Incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007.
(3)	Incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010.
(4)	Incorporated by reference to the exhibit to our amended Quarterly Report for the quarter ended March 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010.
(5)	Incorporated by reference to the exhibit to our amended Quarterly Report for the quarter ended September 30, 2009 on form 10-Q/A filed with the SEC on February 1, 2010
(6)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009.
(7)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010.
(8)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009.
(9)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009.
(10)	Incorporated by reference to the exhibit to our Quarterly Report on Form 10-Q/A filed with the SEC on February 1, 2010.
(11)	Incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010.
(12)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010.
(13)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 21, 2010.
(14)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 1, 2009.
(15)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011.

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

ORIENT PAPER, INC.

Date: May 15, 2013	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer
(Principal Financial Officer)

