Form 10-Q
period 2013-06-30
Orient Paper Inc.
filed 2013-08-12
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐   No ☒

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 12, 2013: 18,456,900

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$22,488,260	$13,140,288
Restricted cash	-	1,585,138
Accounts receivable (net of allowance for doubtful accounts of $63,324 and $57,643 as of June 30, 2013 and December 31, 2012, respectively)	3,150,784	2,836,335
Inventories	13,452,703	15,104,101
Prepayments and other current assets	4,409,472	5,401,705
Total current assets	43,501,219	38,067,567

Prepayment on property, plant and equipment	1,477,354	1,445,645
Property, plant and equipment	147,298,914	122,391,456
Deferred tax asset	982,681	941,656

Total Assets	$193,260,168	$162,846,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$4,049,763	$3,962,844
Current portion of long-term loan from credit union	5,855,958	4,168,912
Current obligations under capital lease	8,206,234	-
Accounts payable	1,193,562	1,012,906
Security deposit from related party	1,099,198	1,075,606
Notes payable	-	3,170,276
Accrued payroll and employee benefits	499,274	292,638
Other payables and accrued liabilities	2,219,276	1,262,284
Income taxes payables	1,088,358	1,255,457
Total current liabilities	24,211,623	16,200,923

Loan from credit union	-	1,561,361
Loan from a related party	2,366,020	2,315,239
Deferred gain on sale-leaseback	758,257	-
Long-term obligations under capital lease	16,243,120	-
Total liabilities	43,579,020	20,077,523
Commitments and Contingencies
Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,456,900 and 18,459,775 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	18,457	18,460
Additional paid-in capital	46,119,820	46,135,975
Statutory earnings reserve	5,963,960	5,963,960
Accumulated other comprehensive income	15,527,500	12,327,439
Retained earnings	82,051,411	78,322,967
Total stockholders' equity	149,681,148	142,768,801
Total Liabilities and Stockholders' Equity	$193,260,168	$162,846,324

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2013 AND 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$33,038,512	$35,521,672	$52,785,168	$69,930,671

Cost of sales	(26,940,117)	(29,736,008)	(45,056,536)	(56,391,835)

Gross Profit	6,098,395	5,785,664	7,728,632	13,538,836

Selling, general and administrative expenses	(886,556)	(686,130)	(1,773,722)	(1,730,802)

Income from Operations	5,211,839	5,099,534	5,954,910	11,808,034

Other Income (Expense):
Interest income	35,796	5,994	54,789	10,710
Interest expense	(252,393)	(220,761)	(478,718)	(425,635)

Income before Income Taxes	4,995,242	4,884,767	5,530,981	11,393,109

Provision for Income Taxes	(1,339,106)	(1,273,977)	(1,571,790)	(3,100,628)

Net Income	3,656,136	3,610,790	3,959,191	8,292,481

Other Comprehensive Income:

Foreign currency translation adjustment	2,236,487	92,341	3,200,061	761,834

Total Comprehensive Income	$5,896,623	$3,703,131	$7,159,252	$9,054,315

Earnings Per Share:
Basic and Fully Diluted Earnings per Share	$0.20	$0.20	$0.21	$0.45

Weighted Average Number of Shares
Outstanding - Basic and Fully Diluted	18,456,995	18,459,775	18,458,377	18,453,754

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$3,959,191	$8,292,481
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,921,450	4,050,749
Allowance for /(recovery from) bad debts	4,370	(16,875)
Stock-based expense for service received (reversed)	(16,158)	378,065
Deferred tax	(20,155)	-
Changes in operating assets and liabilities:
Accounts and notes receivable	(253,929)	806,855
Prepayments and other current assets	1,508,193	594,872
Inventories	1,961,617	1,478,010
Accounts payable	156,755	(2,045,625)
Notes payable	(3,205,385)	-
Accrued payroll and employee benefits	199,139	(73,871)
Other payables and accrued liabilities	1,125,684	1,247,500
Income taxes payable	(192,567)	(829,437)
Net Cash Provided by Operating Activities	9,148,205	13,882,724
Cash Flows from Investing Activities:
Prepayment/deposit for purchase of property, plant and equipment	(24,231,749)	(4,263,157)
Refund of prepayment for purchase of property, plant and equipment		3,111,240
Purchases of property, plant and equipment	(161,148)	(10,245,764)
Proceeds from disposal of property, plant and equipment	-	-
Net Cash Used in Investing Activities	(24,392,897)	(11,397,681)
Cash Flows from Financing Activities:
Proceeds from related party loans	779,386	500,000
Repayment of related party loans	(779,386)	(700,000)
Proceeds from bank loans	-	1,979,696
Proceeds from sale-leaseback financing	24,158,461	-
Repayments of bank loans	-	(2,058,884)
Payment of lease obligation	(1,348,571)	-
Release of restricted cash	1,602,693	-
Dividends paid	(230,747)	(230,747)
Net Cash Provided by/(Used in) Financing Activities	24,181,836	(509,935)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	410,828	18,138
Net Increase in Cash and Cash Equivalents	9,347,972	1,993,246
Cash and Cash Equivalents - Beginning of Period	13,140,288	4,165,446
Cash and Cash Equivalents - End of Period	$22,488,260	$6,158,692
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$135,556	$357,974
Cash paid for income taxes	$1,784,515	$3,930,064

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the six months ended June 30, 2013 and 2012 were 96.40% and 95.07%, respectively. Orient Paper HB also accounted for 77.47% and 73.51% of the total assets of the Company as at June 30, 2013 and December 31, 2012, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2013 and December 31, 2012, details of the Company’s subsidiaries and variable interest entities are as follows:

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period.

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

(3) Restricted Cash

Restricted cash of nil and $1,585,138 as of June 30, 2013 and December 31, 2012, respectively, were presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (10)). The restriction was lifted upon the maturity of the notes payable on June 18, 2013.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of offset printing paper and corrugating medium paper. Inventories consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw Materials
Recycled paper board	$9,192,929	$11,274,383
Pulp	14,116	13,813
Recycled printed paper	-	884,236
Recycled white scrap paper	2,426,290	766,144
Coal	661,765	621,107
Base paper and other raw materials	199,984	225,912
	12,495,084	13,785,595
Finished Goods	957,619	1,318,506
Totals	$13,452,703	$15,104,101

(5) Prepayment and other current assets

Prepayment and other current assets consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Prepaid AMEX annual fee	$22,500	$6,875
Recoverable VAT	3,991,529	4,784,074
Prepaid insurance	184,587	55,922
Prepayment for purchase of materials	16,199	77,445
Prepaid land lease	194,389	475,541
Others	268	1,848
	$4,409,472	$5,401,705

(6) Prepayment on property, plant and equipment

As of June 30, 2013 and December 31 2012, prepayment on property, plant and equipment consisted of $1,477,354 and $1,445,645, respectively, in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 54,267 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2013.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Property, plant and equipment

As of June 30, 2013 and December 31, 2012, property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Property, Plant, and Equipment:
Land use rights	$10,112,115	$9,895,081
Building and improvements	28,593,699	31,625,816
Machinery and equipment	119,927,716	111,857,002
Vehicles	465,220	439,007
Construction in progress	24,050,200	1,315,664
	183,148,950	155,132,570
Less accumulated depreciation and amortization	(35,850,036)	(32,741,114)
Property, Plant and Equipment, net	$147,298,914	$122,391,456

Land use rights represent two parcels of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2053 and 2061, respectively.

The company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the leased equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company’s as of June 30, 2013. As a result of the sale, a deferred gain on sale of leased equipment in the amount of $758,257 was created and presented a non-current liability. The deferred gain will be amortized by the Company during the lease term and will be used to offset the depreciation of the leased equipment, which are recorded at the new cost of $25,736,822 as of June 30, 2013. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals. The amortization of capital lease equipment would start to be charged from the next coming month of the arrangement date, i.e. July 2013. It would be included with the depreciation expense of the company’s own assets in the statement of income. During the quarter and six months ended 30 June 2013, amortization of capital lease equipment was nil.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshop and the new staff dormitory in the Wei County industrial park.

As of June 30, 2013 and December 31, 2012, certain property, plant and equipment of Orient Paper HB with net values of $8,803,929 and $9,316,645 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of June 30, 2013, essentially all production equipment of Orient Paper Shengde with net value of $37,157,082 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease. Land use right with net values of nil and $7,419,614 were pledged for an independent third party which cross-guarantees the Company’s credit facility from the Bank of Hebei as of June 30, 2013 and December 31, 2012, respectively. The amount of that long-term loan of the third party was $1,505,881 as of December 31, 2012 and has been paid off on June 3, 2013. In addition, land use right with net values of $7,505,504 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $1,988,597 and $2,091,447 during the quarter ended June 30, 2013 and 2012, respectively. Depreciation and amortization of property, plant and equipment was $3,921,450 and $4,050,749 during the six months ended June 30, 2013 and 2012, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Loans Payable

Short-term bank loans

		June 30, 2013	December 31, 2012
Industrial & Commercial Bank of China	(a)	$809,953	$792,568
Industrial & Commercial Bank of China	(b)	1,619,905	1,585,138
Bank of Hebei	(c)	1,619,905	1,585,138
Total short-term bank loans		$4,049,763	$3,962,844

(a)	On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on August 15, 2012 and carried an interest rate of 8.528% per annum. The Company paid off the 2011 factoring outstanding balance on August 15, 2012 and subsequently refinanced with the Industrial & Commercial Bank of China on September 4, 2012 under similar terms, except carries an interest rate of 6.6% per annum. The unpaid balance of the factoring facility was $809,953 and $792,568 as of June 30, 2013 and December 31, 2012, respectively. This new factoring facility will expire on August 28, 2013.

(b)	On November 9, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,619,905 and $1,585,138 as of June 30, 2013 and December 31, 2012, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on November 8, 2013 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,619,905 and $1,585,138 as of June 30, 2013 and December 31, 2012, respectively.

(c)	On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,619,905 and on notes payable of $1,619,905 as of June 30, 2013. The facility is guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,619,905 and $1,585,138 as of June 30, 2013 and December 31, 2012. The loan bears interest at the rate of 6.6% per annum. Both the term of the banking facility and loan are for one year and expire on September 19, 2013.

As of June 30, 2013 and December 31, 2012, there were secured short-term borrowings in the amounts of $2,429,858 and $2,377,706, respectively, and unsecured bank loans in the amount of 1,619,905 and $1,585,138, respectively. The factoring facility was secured by the Company’s accounts receivable in the amount of $2,955,039 and $2,836,335 as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the six months ended June 30, 2013 and 2012 were approximately 6.60% and 8.15%, respectively. The average short-term borrowing rate for the three months ended June 30, 2013 and 2012 were approximately 6.60% and 8.76%, respectively.

Long-term loans from credit union

As of June 30, 2013 and December 31, 2012, loan payable to Rural Credit Union of Xushui County amounted to $5,855,958 and $5,730,273, respectively

On March 31, 2011, the Company entered into a three-year term loan agreement with the Rural Credit Union of Xushui County for an amount that is $1,595,607 as of June 30, 2013 and $1,561,361 as of December 31, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. As of June 30, 2013, the entire balance of the loan in the amount of $1,595,607 was presented as current portion of long-term loan from credit union in the condensed consolidated balance sheet.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 10, 2011, the Company entered into a new term loan agreement with the Rural Credit Union of Xushui County for an amount that is $4,260,351 as of June 30, 2013 and $4,168,912 as of December 31, 2012. The loan is secured by its manufacturing equipment of $8,803,929 and $9,316,645 as of June 30, 2013 and December 31, 2012, respectively, and has become matured on June 9, 2013. Because of the ongoing negotiation for renewing the loan, the Company was technically in default with respect to the loan as of June 30, 2013. However, the credit union has indicated that it will waive the default until the loan renewal is completed. Interest payment is due quarterly and bears the rate of 0.72% per month. As of June 30, 2013 and December 31, 2012, the entire balance of the loan in the amount of $4,260,351 and $4,168,912 has been presented as current portion of loan-term loan from credit union in the consolidated balance sheet. On July 15, 2013, the Company entered into an agreement with the credit union and extended the loan by 5 years. It would be repayable by installment through December 21, 2013 to July 14, 2018. Interest payment is due quarterly and bears the rate of 0.72% per months.

Total interest expenses for the short-term and long-term loans for the three months ended June 30, 2013 and 2012 were $193,829 and $186,959, respectively.

Total interest expenses for the short-term and long-term loans for the six months ended June 30, 2013 and 2012 were $384,377 and $357,973, respectively.

Financing with Sale-Leaseback

The company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company’s as of June 30, 2013; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.35 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. The balance of the long-term obligations under capital lease was $16,243,120, which is net of its current portion in the amount of $8,206,234.

As a result of the sale, a deferred gain on sale of leased equipment in the amount of $758,257 was created and presented as a non-current liability. The deferred gain will be amortized by the Company during the lease term and will be used to offset the depreciation of the Leased Equipment, which was recorded at the new cost of $25,736,822 as of June 30, 2013.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use rights in the amount of approximately $7,505,504 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $37,157,082 as of June 30, 2013.

The future minimum lease payments of the capital lease as of June 30, 2013 were as follows:

Year Ending June 30,	Amount
2014	$9,488,731
2015	8,983,692
2016	8,479,344
$26,951,767

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to Orient Paper HB for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of June 30, 2013 and December 31, 2012, net amount due to Mr. Liu were $2,366,020 and $2,315,239, respectively.

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

The interest expenses incurred for above related party loans are $36,205 and $33,802 for the three months ended June 30, 2013 and 2012, while the interest expenses were $71,982 and $67,662 for the six months ended June 30, 2013 and 2012.

During the six months ended and quarter ended June 30, 2013, the Company borrowed $779,386 and $421,189, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

Sale of Headquarters Compound Real Properties to a Related Party

The Company was informed in 2012 that a recent Xushui County urban redevelopment plan mandates that the current site on which our principal executive offices and other production facilities are situated (the “Headquarters Compound”) and neighboring area be reserved for residential use only. It is expected that the Company, like other manufacturers in the affected area, will be required eventually to cease all operations currently conducted on the Headquarters Compound site. In order to comply with this government mandate, the Company intends to initiate the process of relocating its offices and facilities to a new site. To that end, the Company has entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company 80% owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer. In November 2012, Hebei Fangsheng provided the Company with a payment of approximately $1,099,198 earnest money deposit payment in connection with the Potential Sale, which would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. The Company has recorded the receipt of the earnest money deposit as a security deposit as of June 30, 2013 accordingly.

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use rights of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.79 million, $1.15 million, and $4.29 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years. As a condition for the sale of the Dormitories, Hebei Fangsheng agrees that it will act as an agent for the Company, which does not have the qualification to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further represents that it will not seek to profit from the resale of the Dormitories units and will allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.79 million sale price of the industrial land use rights was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Henbei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.29 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.63 million. The Company internally estimated that had the Company been a licensed real estate developer and allowed to resell the dormitory units, the fair market value of the Dormitories (which is located within the wall of our Headquarters Compound and next to the digital photo paper factory) could be approximately $5.10 million.

The sale of all of the Headquaters Compound LUR, Industrial Buildings, and Dormitories generated a total sales price of approximately $8.23 million and a gross profit of approximately $740,000. Land appreciation tax and other transactional taxes and fees in the amount of approximately $395,000 are paid out of the proceeds of the sale to various local government tax authorities.

(10) Notes payable

An amount equal to $1,585,138 is under the banking facility obtained from Bank of Hebei in September 13, 2012 as mention in Note (8), while the remaining portion, amount of $1,585,138, are secured with a restricted bank deposit as mention in Note (3). The bank acceptance notes bear interest rate at nil% per annum and 5% of notes amount as handling charge. As of December 31, 2012, the Company had six bank acceptance notes from Bank of Hebei to one of its major suppliers for a total amount of $3,170,276 and during the period, the Company had four bank acceptance notes from Bank of Hebei to one of its major suppliers for a total amount of $2,633,007. They became due and were payable on various dates starting from March 24 through June 18 during the year of 2013. As of June 30, 2013, all bank acceptance notes have been paid off.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
Accrued electricity	$198,487	$232,763
Accrued professional fees	68,000	143,597
Value-added tax payable	672,059	-
Accrued interest	995,272	656,623
Payable for purchase of equipment	12,149	152,173
Insurance premium payable	185,197	56,773
Others	88,112	20,355
Totals	$2,219,276	$1,262,284

(12) Common Stock

Issuance of common stock pursuant to the 2011 Incentive Stock Plan

On January 12, 2012, the Company issued shares of 109,584 out of the 2011 Incentive Stock Plan of Orient Paper Inc. (the “2011 ISP”) to certain of its directors and officers when the stock was at $3.45 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $378,065 as of the date of issuance. The 2011 ISP was approved by the shareholders of the Company in August 2011 and sets aside 375,000 shares of the Company’s common stock for the purpose of compensating services provided by the employees, directors and other service providers. See Note (15), Stock Incentive Plan, for more details of the 2011 ISP.

Cancellation of certain director compensation shares

On April 4, 2013, the Company cancelled 2,875 shares of common stock previously issued on March 31, 2011 to two of its directors. The cancellation of shares was at the request of the New York Stock Exchange following a review of the Company’s shares listing application, where the stock exchange believes the shares were issued without shareholder approval and after the Company was subject to the shareholder approval requirement for any stock compensation. The Company reversed the related capital accounts and 2011 compensation expense of $16,158 in the quarter ended June 30, 2013.

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Earnings per Share

For the three months and six months ended June 30, 2013 and 2012, there were no securities with dilutive effect issued and outstanding. The basic and diluted net income per share were calculated as follows:

	Three Months Ended June 30,
	2013	2012
Basic income per share
Net Income for the period – numerator	$3,656,136	$3,610,790
Weighted average common stock outstanding - denominator	18,456,995	18,459,775
Net income per share	$0.20	$0.20

Diluted income per share
Net Income for the period – numerator	$3,656,136	$3,610,790
Weighted average common stock outstanding - denominator	18,456,995	18,459,775
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,456,995	18,459,775
Diluted income per share	$0.20	$0.20

	Six Months Ended June 30,
	2013	2012
Basic income per share
Net Income for the period – numerator	$3,959,191	$8,292,481
Weighted average common stock outstanding - denominator	18,458,377	18,453,754
Net income per share	$0.21	$0.45

Diluted income per share
Net Income for the period – numerator	$3,959,191	$8,292,481
Weighted average common stock outstanding - denominator	18,458,377	18,453,754
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,458,377	18,453,754
Diluted income per share	$0.21	$0.45

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for income taxes for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,
	2013	2012
Provision for Income Taxes
Current Tax Provision – PRC	$1,285,337	$1,273,977
Deferred Tax Provision	53,769	-
Total Provision for Income Taxes	$1,339,106	$1,273,977

The provision for income taxes for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended June 30,
	2013	2012
Provision for Income Taxes
Current Tax Provision – PRC	$1,467,963	$3,100,628
Deferred Tax Provision	103,827	-
Total Provision for Income Taxes	$1,571,790	$3,100,628

During the three months ended June 30, 2013 and 2012, the effective income tax rate was estimated by the Company to be 26.9% and 26.1%, respectively, while during the six months ended June 30, 2013 and 2012, the effective income tax rate was estimated by the Company to be 28.5% and 27.2%, respectively. The effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

On June 1, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125/share for four quarters starting the first record date of June 15, 2012. Total cash dividends for the four quarters were in the amount of $922,989. The source of fund for the first cash dividend paid by the Company as of June 30, 2012 was provided by Orient Paper HB, the Company’s VIE. For purposes of the consolidated financial statements, the dividend paid has been recorded as a distribution from the Company’s retained earnings. For U.S federal income tax purposes, the Company made the assumption that, despite the repatriation of fund was made by a variable interest entity and not the Company’s wholly-owned subsidiary, the receipt of a profit distribution from its Chinese VIE constitute a tax item of income that will be fully offset by the Company’s current year ordinary tax deductions and accumulated Net Operating Losses (NOLs), which amounted to $4,526,391 before any utilization of such NOLs to absorb taxable income derived from the dividend distribution as of December 31, 2012. The Company does not believe that its current and future dividend policy and the available U.S. tax deductions and NOLs will cause the Company to recognize any substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes, related to uncertain income tax positions. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2013 and December 31, 2012, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for both the three months and the six months ended June 30, 2013 and 2012, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. No stock or option was issued under the 2012 ISP on or before June 30, 2013.

(16) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $19,439 (RMB 120,000).  This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $583,166 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

The rental expenses for the three months ended June 30, 2013 and 2012 were $149,939 and $4,748, respectively. Total rental expenses for the six months ended June 30, 2013 and 2012 were $298,101 and $9,503, respectively.

Future minimum lease payments of all operating leases are as follows:

Year Ending June 30,	Amount
2014	$408,216
2015	602,605
2016	602,605
2017	602,605
2018	602,605
Thereafter	5,705,306
$8,523,942

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital commitment

As of June 30, 2013, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $11,511,210 and $5,243,636 as of June 30, 2013 and December 31, 2012, respectively. With the exception of a 5%-10% performance holdback (approximately $3,123,664) on the construction of equipment and facilities is payable in 2014 and 2015, the Company expected to pay off all the balances by the end of year 2013.

Pending Litigation

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP. The complaint in the lawsuit, Mark Henning, et al. v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected. The complaint seeks, among other relief, compensatory damages, attorneys' fees and experts’ fees. Plaintiffs purport to sue on behalf of themselves and a class consisting of the Company’s stockholders (other than the defendants and their affiliates). The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. On June 21, 2012, the Company reached a proposed settlement of the securities class action lawsuit with the plaintiffs. The terms of the proposed settlement call for dismissal of all the defendants from the action in exchange for a $2 million payment from the Company’s insurer. The court granted preliminary approval of the settlement on November 5, 2012, and orally granted final settlement approval at a hearing on March 25, 2013. A formal written order has been entered by the Court on April 29, 2013. The settlement had no material impact on the Company’s consolidated financial statements.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit, to which the Company filed an answering brief on August 31, 2012. Oral argument took place on April 9, 2013. Shortly thereafter, the Ninth Circuit entered a memorandum reversing the District Court’s dismissal because the record was not sufficiently developed to make a determination as to whether the forum selection clause applied, and remanding the case back to the District Court with instructions to hold an evidentiary hearing before ruling on the Company’s motion to dismiss. The evidentiary hearing is scheduled for August 12, 2013. The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

Cross-Guarantee with a Third Party

As of December 31, 2012, the Company used land use right in the amount of $7,419,614 as a pledge for a bank loan of an independent third party, which cross-guarantees the Company’s credit facility of $1,535,138 from the Bank of Hebei. That long-term loan of the third party had been paid off on June 3, 2013, while the credit facility guaranteed by the independent third party will be expired on September 19, 2013.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17) Segment Reporting

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

Summarized financial information for the two reportable segments for the three months and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30, 2013
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$31,835,432	$1,203,080	$-	$-	$33,038,512
Gross Profit	5,899,821	198,574	-	-	6,098,395
Depreciation and amortization	1,298,734	689,863	-	-	1,988,597
Interest income	35,087	693	16	-	35,796
Interest expense	250,960	-	1,433	-	252,393
Income tax expense	1,290,623	48,483	-	-	1,339,106
Net Income (Loss)	3,881,560	112,382	(337,806)	-	3,656,136

	Three Months Ended June 30, 2012
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$33,648,597	$1,873,075	$-	$-	$35,521,672
Gross Profit	5,304,652	481,012	-	-	5,785,664
Depreciation and amortization	1,854,784	236,663	-	-	2,091,447
Interest income	4,778	1,197	19	-	5,994
Interest expense	220,761	-	-	-	220,761
Income tax expense	1,162,319	111,658	-	-	1,273,977
Net Income (Loss)	3,470,208	332,831	(195,425)	3,176	3,610,790

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2013
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$50,884,662	$1,900,506	$-	$-	$52,785,168
Gross Profit	7,507,353	221,279	-	-	7,728,632
Depreciation and amortization	2,549,896	1,371,554	-	-	3,921,450
Interest income	53,728	1,035	26	-	54,789
Interest expense	476,853	-	1,865	-	478,718
Income tax expense	1,517,670	54,120	-	-	1,571,790
Net Income (Loss)	4,598,139	100,932	(739,880)	-	3,959,191
Total Assets	149,699,686	43,278,169	282,313	-	193,260,168

	Six Months Ended June 30, 2012
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$66,481,457	$3,449,214	$-	$-	$69,930,671
Gross Profit	12,653,547	885,289	-	-	13,538,836
Depreciation and amortization	3,577,083	473,666	-	-	4,050,749
Interest income	7,464	3,191	55	-	10,710
Interest expense	425,635	-	-	-	425,635
Income tax expense	2,895,130	205,498	-	-	3,100,628
Net Income (Loss)	8,362,337	612,585	(674,522)	(7,919)	8,292,481

	Year Ended December 31, 2012
	Orient Paper HB	Orient Paperg Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Total Assets	$119,707,195	$43,076,428	$62,701	$	$162,846,324

(18) Concentration of Major Customers and Suppliers

For the three months ended June 30, 2013 and 2012, the Company had no single customer contributing over 10% of total sales.

For the six months ended June 30, 2013 and 2012, the Company had no single customer contributing over 10% of total sales.

For the three months ended June 30, 2013, the Company had two major suppliers which primarily accounted for 73% and 13% of the total purchases. For the three months ended June 30, 2012, the Company had two major suppliers which primarily accounted for 79% and 6% of the total purchases.

For the six months ended June 30, 2013, the Company had two major suppliers which primarily accounted for 74%, and 11% of the total purchases. For the six months ended June 30, 2012, the Company had two major suppliers which primarily accounted for 76% and 10% of the total purchases.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2013 and December 31, 2012, respectively.

(20) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(21) Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 220): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11, i.e. effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Its adoption of ASU 2013-01 is not expected to have any material impact on its condensed consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU provides a guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Its adoption of ASU2013-11 is not expected to have any material impact on its condensed consolidated financial statements.

(22) Subsequent Event

See “Sale of Headquarters Compound Real Properties to a Related Party” under Note (9), Related Party Transaction for discussion of the Company’s Board of Directors’ approval to sell the land use rights and certain buildings in the Headquarters Compound to a company controlled by our Chairman and Chief Executive Officer on August 8, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2013 and 2012 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

In this quarterly report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “Orient Paper HB,” refer to Orient Paper, Inc.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as captions elsewhere in this document, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions may prove to be incorrect.  Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material.  You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

In evaluating the forward-looking statements contained in this report, you should consider various factors, including, without limitation, the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenue for the three months ended June 30, 2013 was $33,038,512, a decrease of $2,483,160 or 6.99% from $35,521,672 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper for the three months ended June 30, 2013 was $31,835,432, a decrease of $1,813,165 or 5.39% from $33,648,597 for the comparable period in 2012. The decrease was attributable to (1) the suspension of operation of CMP production line PM1 for modernization since December 31, 2012, and (2) a 5.77% decrease in Average Selling Prices (“ASPs”) for our offset printing paper. The decrease associated with the suspension of PMI production was partially offset by a 44.36% year-to-year increase in the quantity ramp-up of our new CMP production line PM6 during the second quarter of 2013.

Total offset printing and corrugating medium paper sold during the three months ended June 30, 2013 amounted to 71,449 tonnes, a decrease of 3,550 tonnes or 4.73%, compared to 74,999 tonnes sold in the comparable period in the previous year. As previously announced, we have suspended since December 31, 2012 the corrugating medium paper operation of PM1, which produced 19,760 tonnes of corrugating medium paper during the second quarter of 2012, for a production line renovation project. During the second quarter of 2013, we produced and sold 55,025 tonnes of corrugating medium paper from the new 360,000 tonnes/year new production line PM6, versus 38,510 tonnes produced and sold in the same period in 2012. The changes in revenue dollar amount and in tonnage from the quarter ended June 30, 2012 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
Sales	June 30, 2013		June 30, 2012		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.	Amount

Corrugating medium Paper	55,025	$20,575,665	58,384	$21,557,749	(3,359)	$(982,084)	-5.75%	-4.56%
Offset Printing Paper	16,424	$11,259,767	16,615	$12,090,848	(191)	$(831,081)	-1.15%	-6.87%
Total Corrugating Medium and Offset Printing Paper Revenue	71,449	$31,835,432	74,999	$33,648,597	(3,550)	$(1,813,165)	-4.73%	-5.39%

Monthly sales revenue (excluding revenue of digital photo paper and the revenue from trading of offset printing finished goods as of January 2012) for the 24 months ended June 30, 2013, are summarized below:

The ASPs for our main products in the three-month periods ended June 30, 2012 and 2013 are summarized as follows:

	Offset Printing Paper ASP	Corrugating Medium Paper ASP

Quarter ended June 30, 2012	$728	$369
Quarter ended June 30, 2013	$686	$374
Increase(decrease) from comparable period in the previous year	$(42)	$5
Increase(decrease) as a percentage	-5.77%	1.36%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 24 month period ended June 30, 2013:

Corrugating Medium Paper

Revenue from corrugating medium paper amounted to $20,575,665 (or 64.63% of total offset printing paper and corrugating medium paper revenue) for the three months ended June 30, 2013, representing a $982,084 (or 4.56%) decrease over the corrugating medium paper revenue of $21,557,749 for the comparable period in 2012.  We sold 55,025 tonnes of corrugating medium paper in the three months ended June 30, 2013 as compared to 58,384 tonnes for the same period in 2012, representing a 5.75% decrease in quantities sold. Despite the decrease in sales quantity, ASP for corrugating medium paper increased slightly from $369/tonne in the three months ended June 30, 2012 to $374/tonne in the three months ended June 30, 2013, representing a 1.36% increase over the comparable period.  We interpret the 1.36% recovery in corrugating medium ASP as a sign of stabilization for the downward pressure in the Chinese packaging paper industry, which is largely affected by the slowdown of the domestic economic growth since the end of 2011. To cope with the contraction in paper product demand and environmental pollution caused by smaller producers, the Ministry of Industry and Information Technology of China has announced on July 25, 2013 the list of outdated paper capacities for the first phase of the mandatory closure of year 2013. A total of 6.21 million tonnes of paper manufacturing capacities across the country are required to be shut down in the July 25, 2013 list, including 930,800 tonnes in the province of Hebei, the area hardest hit two years in a row. We expect the central government’s 2013 mandatory capacity closure will have a much more substantial effect on the supply of paper in the Chinese market. Unlike the mandatory closure programs in the previous years when most of the capacities shut down related to small-scale local mills usually with less 50,000 tonnes of production capability without proper water treatment practice, the closed production lines in the 2013 mandatory closure list include a number of large capacity paper machines (up to 226,000 tonnes per line) and six large public-traded paper manufacturing companies in China. However, despite the mild economic recovery and the government intervention to curb surplus capacity, the consensus among industry analysts, appears to be that paper ASPs in China may continue to stay low for the coming months. We believe that while the ASP for the corrugating medium paper may not substantially decline, the price may not noticeably improve either until at least the end of year 2013.

We launched the new 360,000 tonnes/year PM6 in December 2011. Quantities sold for units produced by PM6 from December 2011 to June 2013 are as follows.

Offset Printing Paper

Revenue from offset printing paper amounted to $11,259,767 (or 35.37% of total offset printing paper and corrugating medium paper revenue) for the three months ended June 30, 2013, which represents an $831,081 (or 6.87%) decrease from the offset printing paper revenue of $12,090,848 for the comparable period in 2012. We sold 16,424 tonnes of offset printing paper in the quarter ended June 30, 2013 compared to 16,615 tonnes of offset printing paper in the comparable period in year 2012, a decrease of 191 tonnes or 1.15%.  Besides the slight decrease in quantity sold, the decrease in offset printing paper revenue in the three months ended June 30, 2013, as compared to the same period a year ago, is attributable to the declining ASP in the second quarter of 2013. We sold offset printing paper at $728/tonnes in the second quarter of 2012, which is 5.77% higher than the ASP of $686/tonne in the second quarter of 2013. Nevertheless, compared to the first quarter 2013 ASP of $681/tonnes, the second quarter offset printing ASP actually represents a 0.7% recovery. Again, with the implementation of the central government’s 2013 mandatory capacity closure, we expect the ASP of printing paper to be stabilized in the next few periods.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $1,203,080 (or 3.64% of total revenue) for the three months ended June 30, 2013, a decrease of $669,995 or 35.77% from $1,873,075 (or 5.27% of total revenue) for the three months ended June 30, 2012. When comparing to the quarter ended June 30, 2012, the ASP of our digital photo paper in 2013 actually increased from $3,832/tonne to $3,870/tonne, representing a year-over-year change of 0.98%. There are more residential buildings and residents living in the surrounding areas of our digital photo paper plant than just a few years ago. We have been under increasing pressure since October 2012 by local residents and from government urban planning officials to minimize our operations during night time, which resulted in a curtailment of our production schedule. We sold 310.89 tonnes of digital photo paper in the three months ended June 30, 2013, as compared to 488.78 tonnes in the same period a year ago. Again, we take the small recovery in digital photo paper ASP as a sign of stabilization, but continue to believe the market demand and the ASP for commercial applications of the digital photo paper may not fully recover until fundamental improvements in the PRC domestic economy take place.

Changes in sales revenue and quantities sold of our digital photo paper for the second quarters of 2013 and 2012 are summarized as follows:

	Three months Ended		Three months Ended				Percentage
Sales	June 30, 2013		June 30, 2012		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty. (Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Digital Photo Paper	310.89	$1,203,080	488.78	$1,873,075	(177.89)	$(669,995)	-36.39%	-35.77%

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2).   Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from July 2011 to June 30, 2013 are summarized as follows:

Cost of Sales

Total cost of sales for corrugating medium paper and offset printing paper for the three months ended June 30, 2013 was $25,935,611, a decrease of $2,408,334 or 8.50% from $28,343,945 for the comparable period in 2012.  The decrease in total cost of sales in the second quarter of year 2013 is primarily due to the decrease in net sales revenue. As described above, total sales revenue (excluding revenue from sales of digital photo paper) decreased from $33,648,597 in the quarter ended June 30, 2012 to $31,835,432 in the comparable period in year 2013, representing a 5.39% year-over-year decrease, while total quantity of corrugating medium and offset printing paper sold in the second quarter of 2013 also decreased 4.73% as compared to the same period in 2012. Cost of sales for total corrugating medium paper amounted to $16,458,399 for the quarter ended June 30, 2013, as compared to $18,071,846 for the second quarter in 2012. Because of declining raw material price in the second quarter of 2013 (see details below), average cost of sales per tonne of corrugating medium paper went down from $310 in the second quarter of 2012 to $299 during the quarter ended June 30, 2013, while average cost of sales per tonne of offset printing paper also went down from $618 in the second quarter of 2012 to $577 during the quarter ended June 30, 2013. Changes in cost of sales and cost per tonne by product for the three-month periods ended June 30, 2013 and 2012 are summarized below:

	For the Quarter Ended		For the Quarter Ended
	June 30, 2013		June 30, 2012		Change in		Change in percentage
	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tone
Corrugating medium paper	$16,458,399	$299	$18,071,846	$310	$(1,613,447)	$(11)	-8.93%	-3.55%
Offset printing paper	$9,477,212	$577	$10,272,099	$618	$(794,887)	$(41)	-7.74%	-6.63%
Total corrugating medium and offset printing paper	$25,935,611	n/a	$28,343,945	n/a	$(2,408,334)	n/a	-8.50%	n/a

Global and domestic unit prices for recycled paper boards (or Old Corrugating Cardboards, “OCCs”) have been noticeably higher since October of 2012, while the costs of all other types of our major raw materials have remained relatively stable or even lower since November of 2011. However, it is observed that imported OCC began to fall in April 2013, when the Chinese government’s Green Fence policy started to affect most recycled paper shipments and an increasing number of containers were rejected and turned away. The “Operation Green Fence” is a policy that will be implemented by the Chinese customs for 10 months from February to the end of the year in 2013. The goal of Operation Green Fence is to limit the importation of solid waste-contaminated shipments into China through stricter inspection and a higher rejection rate of substandard recycled materials. As a result of the Green Fence, shippers became more hesitant to ship recycled materials to China and imported recycled paper prices across the board has fallen, as suppliers have been more likely to accept lower prices in order to reduce inventory that would normally be on its way to China. Some industry commentators believe the drop should be temporary, as the Chinese mills that use imported OCC and other recycled paper will eventually exhaust their inventory and be buying imported recycled paper at a higher cost.

Our average unit purchase costs (net of applicable value added tax) of recycled paper board, recycled white scrap paper, and recycled printed paper in the second quarter of 2013 were $153/tonne, $346/tonne, and $253/tonne, respectively, compared to $179/tonne, $375/tonne and $296/tonne for the same period in year 2012. These changes represent year-over-year decreases of 14.52%, 7.28% and 14.52% for the OCC, recycled white scrap paper and recycled printed paper, respectively. Our production uses entirely domestic recycled paper (produced mainly from the Beijing-Tianjin metropolitan area) and do not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper. Yet the pricing of domestic recycled paper still bears some correlations to the import price. Depending on the regional economic outlook for the rest of the year of 2013 and the future impact of Operation Green Fence, we believe that the short-term waste paper raw material costs, including the cost of OCC, may become volatile in the next few months.

As for our corrugating medium and offset printing paper, major raw material cost (recycled papers and other chemical elements) in the total quarterly production cost as a percentage of quarterly sales was 66.49% for the three months ended June 30, 2013, and was 4.30 percentage points lower than the ratio of 70.79% for the three months ended a year ago.

The pricing trends of our major raw materials for the 24-month period from July 2011 to June 2013 are shown below:

Electricity and coal are the two main energy sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal account for approximately 10% and 12% of our total cost of sales, or approximately 8% and 9% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales and sales of our main paper products for the 24 months ended June 30, 2013 are summarized as follows:

Gross Profit

Corrugating Medium Paper and Offset Printing Paper

Gross profit for corrugating medium paper and offset printing paper for the three months ended June 30, 2013 was $5,899,821, a net increase of $595,169 or 11.22% from $5,304,652 for the comparable period in 2012.  The increase in gross profit of corrugating medium and offset printing paper was primarily attributable to the declining raw material costs during the second quarter of 2013, as explained above.

For the same reason relating to the lower raw material price, the overall gross profit margin for corrugating medium paper and offset printing paper for the three months ended June 30, 2013 increased by 2.77%, from 15.76% a year ago to 18.53%.

Gross profit margin for the corrugating medium paper for the three months ended June 30, 2013 was 20.01%, compared to 16.17% for the comparable period a year ago. Gross profit margin for the offset printing paper was 15.83% for the quarter ended June 30, 2013, compared to 15.04% for the comparable period a year ago. Despite declining raw material prices, the increase in offsetting printing paper gross profit margin was not as significant as that of the corrugating medium paper because of a sluggish ASP in 2013.

Monthly Gross Profit Margins on the sales of our corrugating medium paper and offset printing paper for the 24-month period ending June 30, 2013 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the three months ended June 30, 2013 amounted to $198,574 or 16.51% as a percentage of total digital photo paper sales, compared with $481,012, or 25.68% as a percentage to total digital photo paper sales in the same period last year. The decline of gross profit margin is a direct result of lower production quantity (and in terms of quantity sold, 36.39% less than the same period in 2012), offset partially by a slight 0.98% recovery in ASP in the second quarter of 2013 as compared to the same quarter in 2012. As we have previously announced, the daily hours of operations of our digital photo paper have been severely restricted by the local county government since October 2012 because of concerns raised by residents surrounding our digital photo paper plant over the nightly operations of the production lines. We are in the process of searching for a new industrial-use location where we can run production schedules without restrictions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $886,556, an increase of $200,426 or 29.21% from $686,130 for the comparable period in 2012. The increase was mainly attributable to the following changes in the composition of the expenses: (1) land lease payment in the second quarter 2013 for the Wei County industrial park facilities in the amount of $149,938, which was not preset in 2012 until the fourth quarter of that year, (2) a second quarter 2013 year-over-year increase in legal fees for $43,125 paid for litigation and other corporate counsel services, and (3) an increase in the second quarter 2013 in investor relations expense for $23,076.

Comparison of the Six Months Ended June 30, 2012 and 2013

Revenue for the six months ended June 30, 2013 was $52,785,168, a decrease of $17,145,503 or 24.52% from $69,930,671 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue of offset printing paper and corrugating medium paper for the six months ended June 30, 2013 was $50,884,662, a decrease of $15,596,795 or 23.46% from $66,481,457 for the comparable period in 2012.  In addition to the declining ASPs in the first half of 2013 compared the same period in 2012 (see details below), the decrease was also caused by:

1.	We have voluntarily idled corrugating medium PM1 for renovation since December 31, 2012. We have been working on a plan to demolish certain portion of the paper machine of this 150,000 tonnes legacy production line and to rebuild a new paper machine in line with the Company’s upgrade and modernization program. We sold 38,696 tonnes of corrugating medium produced by PM1 for revenue in the amount of $14,990,429 in the first two quarter of 2012, versus nil in the comparable period in 2013.

2.	As announced in a press release on March 1, 2013, the Company underwent a comprehensive environmental protection inspection conducted by the local Xushui County government, which was part of a county-wide initiative, from February 26 to March 31, 2013. While there was no absence of any major environmental protection deficiency identified, the production at the Company’s Xushui Paper Mill was interrupted for a 20-day period from February 26 to March 17, 2013 due to the inspection. The production interruption affected both the corrugating medium PM6 and our two offset printing paper PM2 and PM3. Following the inspection, we made improvements to the open sewage line that we use for water discharge. We completed all of the related works by March 17, 2013 and resumed normal production on March 17, 2013.

3.	We had a reasonably successful ramp-up at our new 360,000 tonnes/year corrugating medium paper production line PM6 during the second quarter of 2013. During the second quarter of 2013, we produced and sold 55,025 tonnes of corrugating medium paper from the new 360,000 tonnes/year new production line PM6 for sales revenue of $20,575,665, versus 38,510 tonnes produced and sold with revenue of $14,222,232 in the same period in 2012.

Revenue from corrugating medium paper amounted to $33,186,696 (or 62.87% of total revenue) for the six months ended June 30, 2013, representing a $7,434,355 (or 18.30%) decrease from the corrugating medium paper revenue of $40,621,051 for the comparable period in 2012.  We sold 88,102 tonnes of corrugating medium paper in the six months ended June 30, 2013 compared to 103,775 tonnes sold in the same period in 2012, a decrease of 15,673 tonnes or 15.10%. During the six months ended June 30, 2013, all 88,102 tonnes of corrugating medium paper sold were produced by the new PM6 production line that we launched in December 2011,versus the ratio of 62.71% as tonnage contributed by PM6 in the same period in 2012. ASP for corrugating medium paper in the six months ended June 30, 2013 dropped slightly to $377/tonnes from $391/tonne (a $14 or 3.58% decrease) for the same period in 2013.

Revenue from offset printing paper amounted to $17,697,966 (or 33.53% of total revenue) for the six months ended June 30, 2013, which represents a $8,162,440 (or 31.56%) decrease from the offset printing paper revenue of $25,860,406 for the comparable period in 2012.  Our ASP for offset printing paper dropped to $684/tonne for the six months ended June 30, 2013 from $751/tonne (a 8.92% decrease) for the six months ended June 30, 2012. In addition to the sliding ASP, we sold 25,881 tonnes of offset printing paper in the six months of 2013 compared to 34,446 tonnes for the same period in 2012, a decrease of 8,565 tonnes or 24.87%.  As described in the discussion of the second quarter revenue above and in our last quarter report for the first quarter of 2013, the difference of quantities sold of offset printing paper in the second quarters of 2013 and 2012 was an insignificant 191 tonnes. The majority of the year-over-year decrease in the first half 2013 on offset printing paper was a result of the prolonged suspension of production in the first quarter of 2013 for a comprehensive government environmental inspection in February and March 2013.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2013		June 30, 2012		Change in		Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Corrugating medium Paper	88,102	$33,186,696	103,775	$40,621,051	(15,673)	$(7,434,355)	-15.10%	-18.30%
Offset Printing Paper	25,881	$17,697,966	34,446	$25,860,406	(8,565)	$(8,162,440)	-24.87%	-31.56%
Total Corrugating medium and Offset Printing Paper Sales Revenue	113,983	$50,884,662	138,221	$66,481,457	(24,238)	$(15,596,795)	-17.54%	-23.46%

Average ASPs for our main products in the six-month period ended June 30, 2012 and 2013 are summarized as follows:

	Offset Printing Paper ASP	Corrugating Medium Paper ASP
Six Months ended June 30 2012	$751	$391
Six Months ended June 30, 2013	$684	$377
Increase(decrease) from comparable period in the previous year	$(67)	$(14)
Increase(decrease) as a percentage	-8.92%	$-3.58%

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $1,900,506 (or 3.60% of total revenue) for the six months ended June 30, 2013 compared to $3,449,214 (or 4.93% of total revenue) for the six months ended June 30, 2012:

	Six Months Ended		Six Months Ended				Percentage
Sales	June 30, 2013		June 30, 2012		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Digital Photo Paper	495.50	$1,900,506	886.78	$3,449,214	-391.28	$(1,548,708)	-44.12%	-44.90%

In addition to the slight 1.39% decrease in the digital photo paper ASP, which went from $3,890/tonne in the first half of 2012 to $3,836/tonne in the same period in 2013, the substantial decrease in digital photo paper quantity sold for the six months ended June 30, 2013 is the main cause for the drop in revenue. As previously explained, we have been under increasing pressure since October 2012 by local residents and from government urban planning officials to minimize our operations during night time, which resulted in a curtailment of our production schedule. We sold 495.50 tonnes of digital photo paper in the six months ended June 30, 2013, as compared to 886.78 tonnes in the same period a year ago.

Cost of Sales

Total cost of sales of corrugating medium paper and offset printing paper for the six months ended June 30, 2013 was $43,337,309, a decrease of $10,450,601 or 19.41% from $53,827,910 for the comparable period in 2012.  Although we had a 23.46% year-over-year decrease in total corrugating medium and offset printing paper revenue in the first half of 2013, as well as declining raw material prices in the second quarter of year 2013, the decrease in cost of sales of does not drop proportionately with the decline of revenue because of certain fixed costs in our production cost. We estimate that such fixed costs, best represented by manufacturing overheads, accounted for 15.22% of our period production cost in the first half of 2012, but the same overhead ratio grew to 16.65% in the first half of 2013, during which period we had lower production output because of the major delay in production of a government environmental inspection.

During the first half of 2013, cost of sales for our corrugating medium paper amounted to $27,996,703, a decrease of $4,291,655 (or 13.29%) as compared to $32,288,358 for the same period of year 2012. Similarly, cost of sales for the printing paper in the first half of 2013 was $15,380,606, a decrease of $6,158,945 (or 28.59%) as compared to $21,539,551 for the same period in 2012.

For the six months ended June 30, 2013, cost of sales for digital photo paper was $1,679,227, as compared to $2,563,925 for the same period in year 2012. The decrease of the cost of sales of digital photo paper in the amount of $884,698 represents a 34.51% decrease from the comparable period in 2012. The percentage decrease in digital photo paper cost of sales is less than the 44.90% decrease in revenue and appears to be caused by a higher unit production cost during the six months ended June 30, 2013 with increased fixed costs absorption in the product unit cost.

Gross Profit

Gross profit for the six months ended June 30, 2013 was $7,728,632 or 14.64% of total revenue, representing a decrease of $5,810,204 or 42.92% from the gross profit of $13,538,836 or 19.36% of total revenue for the same period in year 2012.

Gross profit for corrugating medium paper and offset printing paper for the six months ended June 30, 2013 was $7,507,353, a decrease of $5,146,194 or 40.67% from $12,653,547 for the comparable period in 2012.  The decrease was primarily attributable to factors including: (1) a 23.46% year-over-year decrease in total sales revenue of corrugating medium paper and offset printing paper, and (2) a 19.41% decrease in related cost of sales. The overall gross profit margin for corrugating medium paper and offset printing paper for the six months ended June 30, 2013 decreased by 4.28 percentage points, from 19.03% for the first half in 2012 to 14.75% in the first half in year 2013.

Gross profit margin for the corrugating medium paper for the six months ended June 30, 2013 was 15.64%, compared to 20.51% for the comparable period in 2012. The gross profit margin was substantially lower in the six months ended June 30, 2013 as compared to the same period in 2012 mainly because (1) the reduction in production output in February and March 2013 due to a government environment inspection, (2) a higher raw material costs in the domestic recycled paper in the first few months of 2013, which did not see any reversal until the second quarter of 2013 when the initial implementation of the Chinese government’s Green Fence policy created some (possible) temporary drop in the overall recycled paper price, and (3) the continuous trend of downward ASPs in the first half 2013 as compared to the same period of 2012, especially for the offset printing paper products. We believe the gross profit margin in the next few quarters depends on two key market conditions: domestic economy recovery and the future development of the government’s policy toward the imported recycled materials. In addition, we are cautiously optimistic about the prospect of further ramp up at our corrugating medium paper production line PM6, which should have the effect of improving our production efficiency and profitability.

With a year-over-year decrease in revenue for 31.56% and a year-over-year decrease in cost of sales for 28.59%, gross profit margin for the offset printing paper sold was 13.09% for the six months ended June 30, 2013, decreased by 3.67 percentage points as compared to 16.76% for the same period in 2012.

Gross profit from the sales of digital photo paper for the six months ended June 30, 2013 amounted to $221,279 or 11.64% of sales revenue compared with $885,289, or 25.68% as a percentage of total digital photo paper sales during the comparable period in 2012. Gross profit margin of digital photo paper in the six months ended June 30, 2013 was lower than the gross profit margin in the same period in 2012 because of a restriction on the hours of operation of our digital photo paper production lines located in our Headquarters Compound, as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 were $1,773,722, a net increase of $42,920 or 2.48% from $1,730,802 for the comparable period in 2012. The net increase was primarily attributable to, among other things, the following changes between the first six months of years 2012 and 2013: (1) decrease of salaries and wages for $292,434 in the first half of 2013 as compared to the same period of 2012, including the fair value of approximately 109,584 shares of common stock issued to certain of our directors and officers in January 2012 to compensate for their services in the past years. The $378,065 share compensation was recorded as a one-time compensation expense during the first quarter of 2012, (2) land lease payment during the six months ended June 30, 2013 in the total amount of $298,101 for the land use rights at the Wei County industrial park, and (3) a year-over-year increase in depreciation expense for $67,866, due to the additions in fixed assets such as new employee dormitories and new land use rights acquired since 2012.

Income from Operations

Operating income for the six months ended June 30, 2013 was $5,954,910, a decrease of $5,853,124 or 49.57% from $11,808,034 for the comparable period in 2012.  In addition to the changes in gross profit and selling, general and administrative expenses as explained above, the difference also reflects a $53,083 increase in interest expense in the six months ended June 30, 2013 as compared to the same period in 2012. The Company had total short-term and long-term bank loans in the amount of $9,905,721 as of June 30, 2013, as opposed to the total of $8,496,587 of such loans as of June 30, 2012.

Net Income

Net income was $3,959,191 for the six months ended June 30, 2013, a decrease of $4,333,290 or 52.26% from $8,292,481 for the comparable period in 2012. The decrease was primarily attributable to the decreased sales revenue and gross profit during the six months ended June 30, 2013.

Accounts Receivable

Net accounts receivable and trade notes receivable increased by $314,449 (or 11.09%) to $3,150,784 as of June 30, 2013, compared with $2,836,335 as of December 31, 2012 due to the increased pending collection for the sales in the last week in June 2013 with four of our top-10 customers for a total of approximately $761,431 as of June 30, 2013. These amounts are all collected in July 2013. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 92.88% of total value of ending inventory as of June 30, 2013) and finished goods. As of June 30, 2013, the recorded value of inventory decreased by 10.93% to $13,452,703 from $15,104,101 as of December 31, 2012. The largest change came from the inventory item of recycled paperboard, which is the main raw material for the production of corrugating medium paper and was stated at $9,192,929 as of June 30, 2013. The balance of recycled paperboard on June 30, 2013 was lower than the balance at December 31, 2012 by $2,081,453 but higher than the balance of $4,002,636 on June 30, 2012 by $5,190,293. Because of limited space of our raw material stocking ground, we have to make more frequent purchase orders of raw materials from our suppliers as the production of the new corrugating medium paper line ramps up. Consequently, inventory balance of recycled paperboard at any given date may fluctuate, depending on the status of the reordering point.

We did not purchase any recycled printed paper during the last two months of the second quarter of 2013 because the decision to use 100% recycled white scrap paper as feedstock for our offset printing paper at the time when relatively low raw material prices justifies the reduced workload of our water treatment plant for deinking the recycled printed paper.

A summary of changes in major inventory items is as follows:

	June 30, 2013	December 31, 2012	$ Change	% Change
Raw Materials
Recycled paper board	$9,192,929	$11,274,383	$(2,081,454)	-18.46%
Pulp	14,116	13,813	303	2.19%
Recycled printed paper	-	884,236	(884,236)	n/a %
Recycled white scrap paper	2,426,290	766,144	1,660,146	216.69%
Coal	661,765	621,107	40,658	6.55%
Digital photo base paper and other raw materials	199,984	225,912	(25,928)	-11.48%
Total Raw Materials	12,495,084	13,785,595	(1,290,511)	-9.36%

Finished Goods	957,619	1,318,506	(360,887)	-27.37%
Totals	$13,452,703	$15,104,101	$(1,651,398)	-10.93%

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $1,193,562 as of June 30, 2013, an increase of $180,656 or 17.84% from $1,012,906 as of December 31, 2012.  All accounts payable as of June 30, 2013 and December 31, 2012 were within the normal payment terms of our suppliers.

Other payables and accrued liabilities

Other payables and accrued liabilities was $2,219,276 as of June 30, 2013, an increase of $956,992 over the balance of the account as of December 31, 2012. The increase is mainly attributable to (1) a value added tax (“VAT”) payable of $672,059 as of June 30, 2013, as opposed to $nil as of December 31, 2012, and (2) and increase in $338,649 in accrued interest expense for the loan payable to our Chairman and CEO and a long-term bank loan.

Liquidity and Capital Resources

Overview

As of June 30, 2013 we had net working capital of $19,289,596, a decrease of $2,577,048 over net working capital of $21,866,644 at December 31, 2012. While total current assets at June 30, 2013 amounted to $43,501,219, which was $5,433,652 higher than the balance as of December 31, 2012, we have substantial more current liabilities at June 30, 2013 than as of December 31, 2012. Because of a three-year sale-leaseback financing that we secured on June 16, 2013 (see details below), current liabilities at June 30, 2013 included a current portion of the capital lease payable in the amount of $8,206,234.

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and major shareholders. Major capital expenditures in the first two quarters of 2013 were primarily financed by cash flows generated from business operations and the CNFTFL sale-leaseback described below. As of June 30, 2013, we had approximately $11,511,210 in capital expenditure commitments that were mainly related to the construction costs of our first 15,000 tonnes/year tissue paper production line PM8 and ancillary facilities in a new industrial park in Wei County of Hebei, China. We expect to finance such capital expenditure commitments mainly by the remaining proceeds from the CNFTFL sales-leaseback (i.e. US$9 million), the $7.84 million proceeds from the sale of land use rights and real properties of our Headquarters Compound (see the discussion under “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), as well as the cash generate from business operation. We expect to satisfy all of these commitments within the next 12-18 months.

Financing with Sale-Leaseback

The company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company’s as of June 30, 2013; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. The balance of the long-term obligations under capital lease was $16,243,120, which is net of its current portion in the amount of $8,206,234.

As a result of the sale, a deferred gain on sale of leased equipment in the amount of $758,257 was created and presented as a non-current liability. The deferred gain will be amortized by the Company over the lease term and will be used to offset the depreciation of the Leased Equipment, which was recorded at the new cost of $25,736,822 as of June 30, 2013.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use rights in the amount of approximately $7,505,504 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and agrees to pledge all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $37,157,082 as of June 30, 2013.

Capital Expenditures

In addition to the binding contracts that we have entered into, we are also planning for several other capital expenditure projects for the years of 2013 and 2014. These projects include (1) building additional warehouses and new offices, cafeteria, and living quarters for production line workers over the land across the street from our Xushui Paper Mill facilities that we acquired in April 2012 for an estimated cost of $5 million, (2) ancillary facilities for the tissue paper PM8 and other infrastructures in the Wei County plant for an estimated cost of $30.5 million, (3) a second 15,000 tonnes/year tissue paper production line (to be designated as PM9) for an estimated cost of $5 million, and (4) major renovation of the old corrugating medium paper production line PM1 and related facilities to enhance production capacity for an estimated cost of $20 million. We estimate that total capital expenditure in the years of 2013 and 2014 to be approximately $60 million, which is expected to be funded by debt financing, cash on hand and cash flows generated from our own operations. Our cash and cash equivalents was $22,488,260 as of June 30, 2013, and cash flows generated from our own operations amounted to approximately $9.15 million in the six months ended June 30, 2013. We believe that, unless we encounter major operational problem or production interruption, such as the comprehensive environmental inspection in February and March of 2013, the Company should be able to generate sufficient cash flows from its operations and additional banking facilities to support the capital expenditures of 2013 and 2014.

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

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A recent Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we will be required to eventually cease all operations currently conducted on our Headquarters Compound site. In order to comply with this government mandate, we intend to initiate the process of relocating our offices and facilities to a new site. To that end, we have entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co., Ltd. (“Hebei Fangsheng”), a real estate development company recently formed and 80% owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer. There is currently no binding agreement between us and Hebei Fangsheng in connection with the Potential Sale. In November 2012, Hebei Fangsheng provided us with a payment of $1,082,815 earnest money deposit payment to proceed with discussion. The earnest money deposit would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. We have previously announced that we intend to pursue negotiations with respect to the Potential Sale on an arm’s length basis with Hebei Fangsheng, and would only consummate such Potential Sale on terms that would be not less advantageous to us than as if Hebei Fangsheng were an independent, unaffiliated party. We would only enter into legally binding agreements with Hebei Fangsheng in connection with the Potential Sale upon appraisals by independent appraisal firms, and a finding by our Audit Committee that these conditions have been met.

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use rights of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.79 million, $1.15 million, and $4.29 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years. As a condition for the sale of the Dormitories, Hebei Fangsheng agrees that it will act as an agent for the Company, which does not have the qualification to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further represents that it will not seek to profit from the resale of the Dormitories units and will allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.79 million sale price of the industrial land use rights was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Henbei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.29 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.63 million. The Company internally estimated that had the Company been a licensed real estate developer and allowed to resell the dormitory units, the fair market value of the Dormitories (which is located within the wall of our Headquarters Compound and next to the digital photo paper factory) could be approximately $5.10 million.

The sale of all of the Headquarters Compound LUR, Industrial Buildings, and Dormitories generated a total sales price of approximately $8.23 million and a gross profit of approximately $740,000. Land appreciation tax and other transactional taxes and fees in the amount of approximately $395,000 are paid out of the proceeds of the sale to various local government tax authorities. Net proceeds from the sale were in the approximate amount of $7.84 million and are expected to be used to fund our tissue paper production line construction.

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

Renovation of PM1

We have decided to take voluntary action to renovate our 150,000 tonnes/year corrugating medium PM1 in anticipation of increased regulatory concerns on energy efficiencies. A renovation plan is being developed to rebuild a new paper machine in line with the Company’s upgrade and modernization program. The renovation period is scheduled for the period of December 31, 2012 through the end of third quarter 2014. There will be no production output from PM1 throughout the renovation period, as most of the equipment and parts of the paper machine portion of the production line will be demolished and replaced. As of June 30, 2013, the Company is still reviewing several options in the renovation plan before completely demolishing the old production line. Under the current plan, the Company expects the PM1 renovation project will cost approximately $20 million and will come online in the third quarter of 2014.

The Company currently does not have any plans for equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents as of June 30, 2013 was $22,488,260, an increase of $9,347,972 from $13,140,288 as of December 31, 2012.  The increase of cash and cash equivalents over the six-month period ended June 30, 2013 was primarily attributable to a number of factors, including the following:

i. Net cash provided by operating activities

Net cash provided by operating activities was $9,148,205 for the six months ended June 30, 2013, representing a decrease of $4,734,519 or 34,10% from $13,882,724 for the comparable period in 2012.  The net income of the six months ended June 30, 2013 in the amount of $3,959,191 represented a decrease of $4,333,290 or 52.26% from $8,292,481 for the comparable period in 2012 and appears to be the main reason for the reduction in the operating cash inflows.  In addition to the decrease in net income, net decreases in notes payable of $3,205,385 during the six months ended June 30, 2013 also decreased cash balance as of June 30, 2013. These major net cash outflows are offset by non-cash item of depreciation and amortization in the amount of $3,921,450, net decrease in prepaid expense and other current assets for $1,508,193, net decrease in inventory for $1,961,617 and net increase in other payables and accrued liabilities for $1,125,684.

ii. Net cash used in investing activities

We incurred $24,392,897 in cash expenditures for investing activities during the six months ended June 30, 2013, compared to $11,397,681 for the same period in 2012. Essentially all expenditures in the six months ended June 30, 2013 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including a new office, employee dormitory, cafeteria, pulping station, paper mill workshops, and warehouses at the Wei County industrial park in Wei County, Hebei province. The cash expenditures for investing activities for the first half of 2012 were mainly for constructing employee dormitories (for a total cost of approximately $4.6 million) in our Headquarters Compound and ancillary facilities of the new corrugating medium paper production line in the Xushui Paper Mill, including the facilities to house a new 75-tonne boiler, and additional power substation equipment. We expect to finance any future capital expenditure commitment with (1) our current cash and cash equivalent balance of approximately $22.5 million, (2) cash flows from operating activities in the next twelve months, and (3) additional bank loans or capital leases, if necessary.

iii. Net cash provided by (used in) financing activities

Net cash provided by financing activities was $24,181,836 for the six months ended June 30, 2013, as compared to net cash used in financing activities in the amount of $509,935 for the comparable period in 2012. During the six months ended June 30, 2013. On June 16, 2013, we entered into a sale-leaseback agreement with CNFTFL and obtained proceeds from the sale of certain of our production equipment in the amount of approximately $24,158,461 (see the explanation of “Financing with Sale-Leaseback” above for details). Concurrent with the closing of the sale-leaseback agreement, we made the first payment under the lease to CNFTFL, which is a 5.55% lease service charge in the amount of approximately $1,348,571. The sale-leaseback is intended as a financing arrangement, rather than separate transactions of sale of assets and a lease. Under the sale-leaseback agreement with CNFTFL, we may purchase all of the assets sold to CNFTFL with a nominal purchase price of approximately $2,400 when all principal and interest payments (approximately $27 million in three years) are paid off in June 2016.

Short-term bank loans

		June 30, 2013	December 31, 2012
Industrial & Commercial Bank of China	(a)	$809,953	$792,568
Industrial & Commercial Bank of China	(b)	1,619,905	1,585,138
Bank of Hebei	(c)	1,619,905	1,585,138
Total short-term bank loans		$4,049,763	$3,962,844

(a)	On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China an accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on August 15, 2012 and carried an interest rate of 8.528% per annum. The Company paid off the 2011 factoring outstanding balance on August 15, 2012 and subsequently refinanced with the Industrial & Commercial Bank of China on September 4, 2012 under similar terms, except carries an interest rate of 6.6% per annum. The unpaid balance of the factoring facility was $809,953 and $792,568 as of June 30, 2013 and December 31, 2012, respectively. This new factoring facility will expire on August 28, 2013.

(b)	On November 9, 2012, the Company obtained from the Industrial & Commercial Bank of China another accounts receivable factoring facility with a maximum credit limit of $1,619,905 and $1,585,138 as of June 30, 2013 and December 31, 2012, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on November 8, 2013 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,619,905 and $1,585,138 as of June 30, 2013 and December 31, 2012, respectively.

(c)	On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,619,905 and on notes payable of $1,619,905 as of June 30, 2013. The facility is guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,619,905 and $1,585,138 as of June 30, 2013 and December 31, 2012. The loan bears interest at the rate of 6.6% per annum. Both the term of the banking facility and loan are for one year and expire on September 19, 2013.

As of June 30, 2013 and December 31, 2012, there were secured short-term borrowings in the amounts of $2,429,858 and $2,377,706, respectively, and unsecured bank loans in the amount of 1,619,905 and $1,585,138, respectively. The factoring facility was secured by the Company’s accounts receivable in the amount of $2,955,039 and $2,836,335 as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the six months ended June 30, 2013 and 2012 were approximately 6.60% and 8.15%, respectively. The average short-term borrowing rate for the three months ended June 30, 2013 and 2012 were approximately 6.60% and 8.76%, respectively.

Long-term loans from credit union

As of June 30, 2013 and December 31, 2012, loan payable to Rural Credit Union of Xushui County, amounted to $5,855,958 and $5,730,273.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,595,607 as of June 30, 2013 and $1,561,361 as of December 31, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. As of June 30, 2013, the entire balance of the loan in the amount of $1,595,607 has been presented as current portion of loan-term loan from credit union in the condensed consolidated balance sheet.

On June 10, 2011, the Company entered into a new term loan agreement with the Rural Credit Union of Xushui County for an amount that is $4,260,351 as of June 30, 2013 and $4,168,912 as of December 31, 2012. The loan is secured by its manufacturing equipment of $8,803,929 and $9,316,645 as of June 30, 2013 and December 31, 2012, respectively, and has become matured on June 9, 2013. Because of the ongoing negotiation for renewing the loan, the Company was technically in default with respect to the loan as of June 30, 2013. However, the credit union has indicated that it will waive the default until the loan renewal is completed. Interest payment is due quarterly and bears the rate of 0.72% per month. As of June 30, 2013 and December 31, 2012, the entire balance of the loan in the amount of $4,260,351 and $4,168,912 has been presented as current portion of loan-term loan from credit union in the consolidated balance sheet. On June 10, 2011, the Company entered into a new term loan agreement with the Rural Credit Union of Xushui County for an amount that is $4,260,351 as of June 30, 2013 and $4,168,912 as of December 31, 2012. The loan is secured by its manufacturing equipment of $8,803,929.

Total interest expenses for the short-term and long-term loans for the three months ended June 30, 2013 and 2012 were $193,829 and $186,959, respectively.

Total interest expenses for the short-term and long-term loans for the six months ended June 30, 2013 and 2012 were $384,377 and $357,973, respectively.

Shareholder Loans

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to Orient Paper HB for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of June 30, 2013 and December 31, 2012, net amount due to Mr. Liu were $2,366,020 and $2,315,239, respectively.

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

The interest expenses incurred for above related party loans are $36,205 and $33,802 for the three months ended June 30, 2013 and 2012, respectively, while the interest expenses were $71,982 and $67,662 for the six months ended June 30, 2013 and 2012, respectively.

During the quarter ended June 30, 2013, the Company borrowed $421,189 from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand without interest . The Company has repaid the entire balance.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the six months ended June 30, 2013 and 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2013 and December 31, 2012 to translate the Chinese RMB to the U.S. Dollars are 6.1732:1 and 6.3086:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.2395:1, and 6.3141:1 for the six months ended June 30, 2013 and 2012, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of June 30, 2013. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt Obligations (including sale-leaseback payment obligations)	$39,775,932	$19,728,412	$20,047,520	$-	$-
Equipment and Construction Costs Commitment	11,511,210	11,009,039	502,171	-	-
Operating Lease Obligations	8,523,942	408,216	1,205,210	1,205,210	5,705,306
Total	$59,811,084	$31,145,667	$21,754,901	$1,205,210	$5,705,306

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. No stock or option was issued under the 2012 ISP on or before June 30, 2013.

Cross-Guarantee with a Third Party

As of December 31, 2012, the Company used land use right in the amount of $7,419,614 as a pledge for a bank loan of an independent third party, which cross-guarantees the Company’s credit facility of $1,535,138 from the Bank of Hebei. That long-term loan of the third party had been paid off on June 3, 2013, while the credit facility guaranteed by the independent third party will be expired on September 19, 2013.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 220): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11, i.e. effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Its adoption of ASU 2013-01 is not expected to have any material impact on its condensed consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU provides a guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Its adoption of ASU2013-11 is not expected to have any material impact on its condensed consolidated financial statements.

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

As required by Rule 13a-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2013.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 6, 2010, a stockholder class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, certain current and former officers and directors of the Company, and Roth Capital Partners, LLP. The complaint in the lawsuit, Mark Henning, et al. v. Orient Paper et al., CV-10-5887 RSWL (AJWx), alleges, among other claims, that the Company issued materially false and misleading statements and omitted to state material facts that rendered its affirmative statements misleading as they related to the Company’s financial performance, business prospects, and financial condition, and that the defendants failed to prevent such statements from being issued or corrected. The complaint seeks, among other relief, compensatory damages, attorneys' fees and experts’ fees. Plaintiffs purport to sue on behalf of themselves and a class consisting of the Company’s stockholders (other than the defendants and their affiliates). The plaintiffs filed an amended complaint on January 28, 2011, and the Company filed a motion to dismiss with the court on March 14, 2011. On July 20, 2011 the court denied the Company’s motion to dismiss, thus allowing the litigation to proceed to discovery. On June 21, 2012, the Company reached a proposed settlement of the securities class action lawsuit with the plaintiffs. The terms of the proposed settlement call for dismissal of all the defendants from the action in exchange for a $2 million payment from the Company’s insurer. The court granted preliminary approval of the settlement on November 5, 2012, and orally granted final settlement approval at a hearing on March 25, 2013. A formal written order has been entered by the Court on April 29, 2013. The settlement had no material impact on the Company’s consolidated financial statements.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit, to which the Company filed an answering brief on August 31, 2012. Oral argument took place on April 9, 2013. Shortly thereafter, the Ninth Circuit entered a memorandum reversing the District Court’s dismissal because the record was not sufficiently developed to make a determination as to whether the forum selection clause applied, and remanding the case back to the District Court with instructions to hold an evidentiary hearing before ruling on the Company’s motion to dismiss.  The evidentiary hearing is scheduled for August 12, 2013. The Company continues to believe that the complaint has no merit and intends to vigorously defend the lawsuit. While certain legal defense costs may be later reimbursed by the Company’s insurance carrier, no reasonable estimate of any impact of the outcome of the litigation or related legal fees on the financial statements can be made as of date of this statement.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended June 30, 2013, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

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

ORIENT PAPER, INC.

Date: August 12, 2013	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2013	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer
(Principal Financial Officer)

