Form 10-Q
period 2013-09-30
Orient Paper Inc.
filed 2013-11-12
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐   No ☒

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 12, 2013: 18,456,900

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$13,811,733	$13,140,288
Restricted cash	-	1,585,138
Accounts receivable (net of allowance for doubtful accounts of $50,539 and $57,643 as of September 30, 2013 and December 31, 2012, respectively)	2,476,418	2,836,335
Inventories	12,573,474	15,104,101
Prepayments and other current assets	698,601	5,401,705
Assets held for sale	4,116,497	-
Total current assets	33,676,723	38,067,567

Prepayment on property, plant and equipment	1,485,487	1,445,645
Property, plant and equipment	161,647,758	122,391,456
Recoverable VAT	3,382,951	-
Deferred tax asset	814,522	941,656

Total Assets	$201,007,441	$162,846,324
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$6,515,295	$3,962,844
Current portion of long-term loan from credit union	1,636,968	4,168,912
Current obligations under capital lease	8,245,818	-
Accounts payable	1,095,869	1,012,906
Security deposit from related party	-	1,075,606
Notes payable	-	3,170,276
Accrued payroll and employee benefits	280,913	292,638
Other payables and accrued liabilities	1,911,786	1,262,284
Income taxes payables	1,571,419	1,255,457
Total current liabilities	21,258,068	16,200,923

Loan from credit union	4,251,230	1,561,361
Loan from a related party	2,379,046	2,315,239
Deferred gain on sale-leaseback	698,896	-
Long-term obligations under capital lease	16,322,070	-
Total liabilities	44,909,310	20,077,523
Commitments and Contingencies
Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,456,900 and 18,459,775 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	18,457	18,460
Additional paid-in capital	46,119,820	46,135,975
Statutory earnings reserve	5,963,960	5,963,960
Accumulated other comprehensive income	16,409,639	12,327,439
Retained earnings	87,586,255	78,322,967
Total stockholders' equity	156,098,131	142,768,801
Total Liabilities and Stockholders' Equity	$201,007,441	$162,846,324

 See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$37,686,114	$37,651,354	$90,471,282	$107,582,025

Cost of sales	(29,250,300)	(30,831,301)	(74,306,836)	(87,223,136)

Gross Profit	8,435,814	6,820,053	16,164,446	20,358,889

Selling, general and administrative expenses	(957,029)	(703,877)	(2,730,751)	(2,434,679)
Gain from disposal of property, plant and equipment, net	84,737	45,242	84,737	45,242

Income from Operations	7,563,522	6,161,418	13,518,432	17,969,452

Other Income (Expense):
Interest income	24,159	7,014	78,948	17,724
Subsidy income	170,651	-	170,651	-
Interest expense	(244,385)	(219,263)	(723,103)	(644,898)

Income before Income Taxes	7,513,947	5,949,169	13,044,928	17,342,278

Provision for Income Taxes	(1,979,103)	(1,570,098)	(3,550,893)	(4,670,726)

Net Income	5,534,844	4,379,071	9,494,035	12,671,552

Other Comprehensive Income:

Foreign currency translation adjustment	882,139	(263,772)	4,082,200	498,063

Total Comprehensive Income	$6,416,983	$4,115,299	$13,576,235	$13,169,615

Earnings Per Share:
Basic and Fully Diluted Earnings per Share	$0.30	$0.24	$0.51	$0.69

Weighted Average Number of Shares
Outstanding - Basic and Fully Diluted	18,456,900	18,459,775	18,457,879	18,455,776

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$9,494,035	$12,671,552
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,980,720	6,222,600
Gain from disposition of property, plant and equipment	(84,737)	(45,242)
Recovery from bad debts	(8,592)	(2,882)
(Reversal)/provision of stock-based expense for service received	(16,158)	378,065
Gain on sale leaseback realized	(62,798)	-
Deferred tax	274,427	(385,166)
Changes in operating assets and liabilities:
Accounts receivable	441,591	149,802
Prepayments and other current assets	1,449,388	789,462
Inventories	2,912,685	965,723
Accounts payable	54,408	(1,644,669)
Notes payable	(3,219,834)	553,973
Accrued payroll and employee benefits	(18,336)	(71,853)
Other payables and accrued liabilities	827,129	325,358
Income taxes payable	154,977	(306,701)
Net Cash Provided by Operating Activities	18,178,905	19,600,022

Cash Flows from Investing Activities:
Payment for construction in progress	(47,041,154)	(3,927,667)
Refund of prepayment for purchase of property, plant and equipment	-	3,109,418
Proceeds from sale of property, plant and equipment	2,582,747	175,416
Purchases of property, plant and equipment	(37,024)	(10,747,083)
Net Cash Used in Investing Activities	(44,495,431)	(11,389,916)
Cash Flows from Financing Activities:
Proceeds from related party loans	953,507	890,000
Repayments of related party loans	(953,507)	(1,090,000)
Proceeds from bank loans	9,063,833	4,352,643
Proceeds from sale-leaseback financing	24,148,756	-
Repayments of bank loans	(6,648,958)	(2,849,003)
Payment of capital lease obligation	(1,355,435)	-
Release of restricted cash	1,609,917	-
Dividends paid	(230,747)	(461,494)
Net Cash Provided by Financing Activities	26,587,366	842,146
Effect of Exchange Rate Changes on Cash and Cash Equivalents	400,605	(1,527)
Net Increase in Cash and Cash Equivalents	671,445	9,050,725
Cash and Cash Equivalents - Beginning of Period	13,140,288	4,165,446
Cash and Cash Equivalents - End of Period	$13,811,733	$13,216,171
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$644,524	$417,712
Cash paid for income taxes	$3,121,490	$5,362,593

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the three months ended September 30, 2013 and 2012 were 95.78% and 95.07%, respectively. Revenue generated from Orient Paper HB for the nine months ended September 30, 2013 and 2012 were 96.14% and 95.07%, respectively. Orient Paper HB also accounted for 78.32% and 73.51% of the total assets of the Company as at September 30, 2013 and December 31, 2012, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2013 and December 31, 2012, details of the Company’s subsidiaries and variable interest entities are as follows:

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future period.

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

(3) Restricted Cash

Restricted cash of $nil and $1,585,138 as of September 30, 2013 and December 31, 2012, respectively, were presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (11)). The restriction was lifted upon the maturity of the notes payable on June 18, 2013.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of offset printing paper and corrugating medium paper. Inventories consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Raw Materials
Recycled paper board	$7,426,624	$11,274,383
Pulp	14,194	13,813
Recycled printed paper	-	884,236
Recycled white scrap paper	3,035,234	766,144
Coal	501,081	621,107
Base paper and other raw materials	240,040	225,912
	11,217,173	13,785,595
Finished Goods	1,356,301	1,318,506
Totals	$12,573,474	$15,104,101

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Prepaid AMEX annual fee	$15,000	$6,875
Recoverable VAT	500,000	4,784,074
Prepaid insurance	123,058	55,922
Prepayment for purchase of materials	6,792	77,445
Prepaid land lease	53,751	475,541
Others	-	1,848
	$698,601	$5,401,705

(6) Assets held for sale

As of September 30, 2013, assets held for sale in the amount of $4,116,497 represented the three employee dormitory buildings to be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. Please refer to Note (10) for the details of the related party transaction. As the sale was not yet completed by the end of September 30, 2013, the dormitories were classified as held for sale in accordance with ASC 360-10-35. It was expected that the sales will be consummated by the end of year 2013.

(7) Prepayment on property, plant and equipment

As of September 30, 2013 and December 31, 2012, prepayment on property, plant and equipment consisted of $1,485,487 and $1,445,645, respectively, in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 54,267 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2013.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Property, plant and equipment

As of September 30, 2013 and December 31, 2012, property, plant and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Property, Plant, and Equipment:
Land use rights	$7,727,124	$9,895,081
Building and improvements	22,307,565	31,625,816
Machinery and equipment	120,552,470	111,857,002
Vehicles	485,616	439,007
Construction in progress	47,552,834	1,315,664
	198,625,609	155,132,570
Less accumulated depreciation and amortization	(36,977,851)	(32,741,114)
Property, Plant and Equipment, net	$161,647,758	$122,391,456

As of December 31, 2012, land use rights represented two parcels of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2053 and 2061, respectively. On August 9, 2013, one of these land use rights was sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. See Note (10) for the details of the related party transaction. The remaining land use right as of September 30, 2013 will expire in year 2061.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the leased equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of September 30, 2013. As a result of the sale, a deferred gain on sale of leased equipment in the amount of $758,257 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the leased equipment, which are recorded at the new cost of $25,878,515 as of September 30, 2013. See “Financing with Sale-Leaseback” under Note (9), Loans Payable, for details of the transaction and asset collaterals. The depreciation of capital lease equipment has started in July 2013 and was included with the depreciation expense of the company’s own assets in the statement of income. During the three months and the nine months ended September 30, 2013, depreciation of capital lease equipment was $396,736 and $396,736, respectively. The accumulated depreciation of the leased asset was $401,396 as of September 30, 2013. During the three months and the nine months ended September 30, 2013, the gain realized on sale-leaseback transaction was $62,798 and $62,798, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gain on sale-lease back was $698,896 as of September 30, 2013.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops, four warehouses, office buildings and the new staff dormitory in the Wei County industrial park. For the nine months ended September 30, 2013 and 2012, the amount of interest capitalized is $152,036 and $nil, respectively. For the three months ended September 30, 2013 and 2012, the amount of interest capitalized is $113,941 and $nil, respectively.

As of September 30, 2013, the three employee dormitory buildings in the amount of $4,116,497, which will be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu by the end of year 2013, were reclassified as assets held for sale. Please refer to Note (6) for details.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2013 and December 31, 2012, certain property, plant and equipment of Orient Paper HB with net values of $22,439,622 and $9,316,645 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of September 30, 2013, essentially all production equipment of Orient Paper Shengde with net value of $36,667,728 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease. In addition, land use right with net values of $nil and $7,419,614 were pledged for an independent third party which cross-guarantees the Company’s credit facility from the Bank of Hebei as of September 30, 2013 and December 31, 2012, respectively. The amount of that long-term loan of the third party was $1,505,881 as of December 31, 2012 and has been paid off on June 3, 2013. In addition, land use right with net values of $7,508,189 as of September 30, 2013 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (9), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $2,059,270 and $2,171,851 during the three months ended September 30, 2013 and 2012, respectively. Depreciation and amortization of property, plant and equipment was $5,980,720 and $6,222,600 during the nine months ended September 30, 2013 and 2012, respectively.

(9) Loans Payable

Short-term bank loans

		September 30, 2013	December 31, 2012
Industrial & Commercial Bank of China	(a)	$-	$792,568
Industrial & Commercial Bank of China	(b)	1,628,824	1,585,138
Bank of Hebei	(c)	-	1,585,138
Industrial & Commercial Bank of China	(d)	814,412	-
Industrial & Commercial Bank of China	(e)	4,072,059	-
Total short-term bank loans		$6,515,295	$3,962,844

(a)

On September 4, 2012, the Company refinanced with the Industrial & Commercial Bank of China (“ICBC”) an accounts receivable factoring facility with a maximum credit limit of $792,568 as of December 31, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility carried an interest rate of 6.6% per annum. The Company paid off the principal balance and accrued interest under the factoring facility on August 28, 2013.

(b)	On November 9, 2012, the Company obtained from the ICBC another accounts receivable factoring facility with a maximum credit limit of $1,628,824 and $1,585,138 as of September 30, 2013 and December 31, 2012, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on November 8, 2013 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,628,824 and $1,585,138 as of September 30, 2013 and December 31, 2012, respectively.

(c)	On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,585,138 and on notes payable of $1,585,138 as of December 31, 2012. The facility was guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,585,138 as of December 31, 2012. The loan bore interest at the rate of 6.6% per annum. Both the term of the banking facility and loan were for one year and expire on September 19, 2013. The Company paid off the loan balance on September 18, 2013.

(d)

On September 6, 2013, the Company acquired a new accounts receivable factoring facility from the ICBC for $814,412. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on August 4, 2014 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with ICBC, which will provide accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility is personally guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(e)

On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $4,072,059, with which $814,412 is payable on June 5, 2014 and $3,257,647 is payable on August 15, 2014. However, ICBC has rights to prematurely call the entire balance of the loan depending on the financial or collection condition of the Company any time before the maturity date. The loan bears an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding.

Concurrent with the signing of the working capital loan agreement, the Company also entered into a trust agreement with the ICBC, which will provide trust account management services to the Company during the terms of the underlying loan. The working capital loan is guaranteed by Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”) with the land use right on our Headquarters Compound pledged by Hebei Fangsheng as collateral for the benefit of the bank. The land use right on our Headquarters Compound was acquired by Hebei Fangsheng from the Company on August 9, 2013 (see Note (10) for the related party transaction). Hebei Fangsheng is controlled by the Company’s Chairman and CEO Mr. Zhenyong Liu.

As of September 30, 2013 and December 31, 2012, there were secured short-term borrowings in the amounts of $6,515,295 and $2,377,706, respectively, and unsecured bank loans in the amount of $nil and $1,585,138, respectively. The factoring facilities were secured by the Company’s accounts receivable in the amount of $2,476,418 and $2,836,335 as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the nine months ended September 30, 2013 and 2012 were approximately 6.62% and 8.28%, respectively. The average short-term borrowing rate for the three months ended September 30, 2013 and 2012 were approximately 6.65% and 8.46%, respectively.

Long-term loans from credit union

As of September 30, 2013 and December 31, 2012, loan payable to Rural Credit Union of Xushui County amounted to $5,888,198 and $5,730,273, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with the Rural Credit Union of Xushui County for an amount that is $1,604,391 as of September 30, 2013 and $1,561,361 as of December 31, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. As of September 30, 2013, the entire balance of the loan in the amount of $1,604,391 was presented as current portion of long-term loan from credit union in the condensed consolidated balance sheet.

On June 10, 2011, the Company entered into a term loan agreement with the Rural Credit Union of Xushui County for an amount that was $4,168,912 as of December 31, 2012. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan is secured by its manufacturing equipment of $9,316,645 as of December 31, 2012, and became matured on June 9, 2013. On July 26, 2013 the Company paid off the unpaid principal balance and accrued interest.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipments in the amount of $22,439,622 as of September 30, 2013. Interest payment is due quarterly and bears a fixed rate of 0.72% per months. As of September 30, 2013, total outstanding loan balance was $4,283,807, with $32,577 becoming due within one year and presented as current portion of long term loan from credit union in the condensed balance sheet.

Total interest expenses for the short-term and long-term loans for the three months ended September 30, 2013 and 2012 were $207,807 and $185,495, respectively.

Total interest expenses for the short-term and long-term loans for the nine months ended September 30, 2013 and 2012 were $592,184 and $543,468, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company’s as of September 30, 2013; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.35 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. The balance of the long-term obligations under capital lease was $16,322,070 as of September 30, 2013, which is net of its current portion in the amount of $8,245,818.

Total interest expenses for the sale-leaseback arrangement for the three months ended September 30, 2013 and 2012 were $114,041 and $nil, respectively. Total interest expenses for the sale-leaseback arrangement for the nine months ended September 30, 2013 and 2012 were $174,495 and $nil, respectively.

As a result of the sale, a deferred gain on sale of leased equipment in the amount of $758,257 was created at the closing of the transaction and is presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment, which was recorded at the new cost of $25,878,515 as of September 30, 2013.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,508,189 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $36,667,728 as of September 30, 2013.

The future minimum lease payments of the capital lease as of September 30, 2013 were as follows:

Year Ending September 30,	Amount
2014	$9,412,972
2015	8,905,152
2016	8,398,028
$26,716,152

(10) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to Orient Paper HB for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of September 30, 2013 and December 31, 2012, net amount due to Mr. Liu were $2,379,046 and $2,315,239, respectively.

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

The interest expenses incurred for above related party loans are $36,478 and $33,768 for the three months ended September 30, 2013 and 2012, while the interest expenses were $108,460 and $101,430 for the nine months ended September 30, 2013 and 2012.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months and the three months ended September 30, 2013, the Company borrowed $953,507 and $174,121, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

Sale of Headquarters Compound Real Properties to a Related Party

The Company was informed in 2012 that a recent Xushui County urban redevelopment plan mandates that the current site on which our principal executive offices and other production facilities are situated (the “Headquarters Compound”) and neighboring area be reserved for residential use only. It is expected that the Company, like other manufacturers in the affected area, will be required eventually to cease all operations currently conducted on the Headquarters Compound site. In order to comply with this government mandate, the Company intends to initiate the process of relocating its offices and facilities to a new site. To that end, the Company has entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family. In November 2012, Hebei Fangsheng provided the Company with a payment of approximately $1,075,606 earnest money deposit payment in connection with the Potential Sale, which would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. The Company recorded the receipt of the earnest money deposit as a security deposit as of December 31, 2012 accordingly.

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.79 million, $1.15 million, and $4.29 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $162,882. As a condition for the sale of the Dormitories, Hebei Fangsheng agrees that it will act as an agent for the Company, which does not have the qualification to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further represents that it will not seek to profit from the resale of the Dormitories units and will allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.79 million sale price of the industrial land use right was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.29 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.63 million.

For the sale of the Headquarters Compound LUR and the Industrial Buildings, it generated a net gain on disposal of approximately $84,737, net of land appreciation tax and other transactional taxes and fees paid out of the proceeds of the sale to various local government tax authorities.

The dormitories were reclassified as assets held for sale on August 9, 2013 in accordance with ASC 360-10-45-9. As the sale was not yet completed by the end of September 30, 2013, the dormitories remained as assets held for sale under current asset in the amount of $4,116,497 as of September 30, 2013. The closing of the sale is expected to be consummated in the fourth quarter of 2013.

Subsequent to the sale of Headquarters Compound LUR, on September 2, 2013 Hebei Fangsheng agreed to pledge the same LUR as collateral for the Company’s $4,072,059 working capital loan from the ICBC until the expiration of the entire loan balance on August 15, 2014.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Notes payable

As of December 31, 2012, the Company had six bank acceptance notes from Bank of Hebei to one of its major suppliers for a total amount of $3,170,276. An amount of approximately $1,585,138 was under the Company’s banking facility obtained from Bank of Hebei on September 13, 2012 as mention in Note (9), while the remaining portion, an amount of approximately $1,585,138, was secured with a restricted bank deposit as mention in Note (3) above. The bank acceptance notes bear interest rate at nil% per annum and 5% of notes amount as handling charge. They became due and were payable on various dates starting from March 24 through June 18 during the year of 2013. As of September 30, 2013, all bank acceptance notes have been paid off.

(12) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Accrued electricity	$207,103	$232,763
Accrued professional fees	150,000	143,597
Value-added tax payable	529,801	-
Accrued interest	769,157	656,623
Payable for purchase of equipment	-	152,173
Insurance premium payable	124,079	56,773
Others	131,646	20,355
Totals	$1,911,786	$1,262,284

(13) Common Stock

Issuance of common stock pursuant to the 2011 Incentive Stock Plan

On January 12, 2012, the Company issued shares of 109,584 out of the 2011 Incentive Stock Plan of Orient Paper Inc. (the “2011 ISP”) to certain of its directors and officers when the stock was at $3.45 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $378,065 as of the date of issuance. The 2011 ISP was approved by the shareholders of the Company in August 2011 and sets aside 375,000 shares of the Company’s common stock for the purpose of compensating services provided by the employees, directors and other service providers. See Note (16), Stock Incentive Plan, for more details of the 2011 ISP.

Cancellation of certain director compensation shares

On April 4, 2013, the Company cancelled 2,875 shares of common stock previously issued on March 31, 2011 to two of its directors. The cancellation of shares was at the request of the New York Stock Exchange following a review of the Company’s shares listing application, where the stock exchange believes the shares were issued without shareholder approval and after the Company was subject to the shareholder approval requirement for any stock compensation. The Company reversed the related capital accounts and 2011 compensation expense of $0 and $16,158, respectively, during the three months and nine months ended September 30, 2013.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(14) Earnings per Share

For the three months and nine months ended September 30, 2013 and 2012, there were no securities with dilutive effect issued and outstanding. The basic and diluted net income per share were calculated as follows:

	Three Months Ended September 30,
	2013	2012
Basic income per share
Net income for the period - numerator	$5,534,844	$4,379,071
Weighted average common stock outstanding - denominator	18,456,900	18,459,775
Net income per share	$0.30	$0.24

Diluted income per share
Net income for the period - numerator	$5,534,844	$4,379,071
Weighted average common stock outstanding - denominator	18,456,900	18,459,775
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,456,900	18,459,775
Diluted income per share	$0.30	$0.24

	Nine Months Ended September 30,
	2013	2012
Basic income per share
Net income for the period - numerator	$9,494,035	$12,671,552
Weighted average common stock outstanding - denominator	18,457,879	18,455,776
Net income per share	$0.51	$0.69

Diluted income per share
Net income for the period - numerator	$9,494,035	$12,671,552
Weighted average common stock outstanding - denominator	18,457,879	18,455,776
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,457,879	18,455,776
Diluted income per share	$0.51	$0.69

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provision for income taxes for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,
	2013	2012
Provision for Income Taxes
Current Tax Provision - PRC	$1,808,503	$1,955,264

Deferred Tax Provision - PRC	170,600	(385,166)
Total Provision for Income Taxes	$1,979,103	$1,570,098

The provision for income taxes for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	2012
Provision for Income Taxes
Current Tax Provision - PRC	$3,276,466	$5,055,892

Deferred Tax Provision - PRC	274,427	(385,166)
Total Provision for Income Taxes	$3,550,893	$4,670,726

During the three months ended September 30, 2013 and 2012, the effective income tax rate was estimated by the Company to be 26.3% and 26.4%, respectively, while during the nine months ended September 30, 2013 and 2012, the effective income tax rate was estimated by the Company to be 27.2% and 26.9%, respectively. The effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

On June 1, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125/share for four quarters starting the first record date of June 15, 2012. Total cash dividends for the four quarters were in the amount of $922,989. The source of fund for the cash dividend paid by the Company was provided by Orient Paper HB, the Company’s VIE. For purposes of the consolidated financial statements, the dividend paid has been recorded as a distribution from the Company’s retained earnings. For U.S federal income tax purposes, the Company made the assumption that, despite the repatriation of fund was made by a variable interest entity and not the Company’s wholly-owned subsidiary, the receipt of a profit distribution from its Chinese VIE constitute a tax item of income that will be fully offset by the Company’s current year ordinary tax deductions and accumulated Net Operating Losses (NOLs), which amounted to $4,526,391 before any utilization of such NOLs to absorb taxable income derived from the dividend distribution as of December 31, 2012. The Company does not believe that its current and future dividend policy and the available U.S. tax deductions and NOLs will cause the Company to recognize any substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes, related to uncertain income tax positions. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2013 and December 31, 2012, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for both the three months and the nine months ended September 30, 2013 and 2012, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(16) Stock Incentive Plan

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. No stock or option was issued under the 2012 ISP on or before September 30, 2013.

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031.  The lease requires an annual rental payment of approximately $19,546 (RMB 120,000).  This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $586,377 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (10) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $162,882 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years while looking for a new location to relocate its offices and the digital photo paper operations currently located in the headquarters compound.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The rental expenses for the three months ended September 30, 2013 and 2012 were $177,898 and $4,742, respectively. Total rental expenses for the nine months ended September 30, 2013 and 2012 were $475,999 and $14,245, respectively.

Future minimum lease payments of all operating leases are as follows:

Year Ending September 30,	Amount
2014	$768,805
2015	768,805
2016	741,658
2017	605,922
2018	605,922
Thereafter	5,531,485
$9,022,597

Capital commitment

As of September 30, 2013, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $37,518,080 and $5,243,636 as of September 30, 2013 and December 31, 2012, respectively. With the exception of a 5%-10% performance holdback (approximately $6,076,490) on the construction of equipment and facilities is payable in 2014 and 2015, the Company expected to pay off all the balances by the end of year 2014.

Pending Litigation

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit, to which the Company filed an answering brief on August 31, 2012. Oral argument took place on April 9, 2013. Shortly thereafter, the Ninth Circuit entered a memorandum reversing the District Court’s dismissal because the record was not sufficiently developed to make a determination as to whether the forum selection clause applied, and remanding the case back to the District Court with instructions to hold an evidentiary hearing before ruling on the Company’s motion to dismiss. The evidentiary hearing was held on August 12, 2013. Subsequent to the hearing, the District Court ordered to dismiss the case in its entirety for the same reasons on August 14, 2013. The appeal period for Tribank has expired.

Cross-Guarantee with a Third Party

As of December 31, 2012, the Company used land use right in the amount of $7,419,614 as a pledge for a bank loan of an independent third party, which cross-guarantees the Company’s credit facility of $1,585,138 from the Bank of Hebei. That long-term loan of the third party had been paid off on June 3, 2013, while the credit facility guaranteed by the independent third party expired on September 19, 2013.

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the two reportable segments for the three months and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30, 2013
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$36,097,505	$1,588,609	$-	$-	$37,686,114
Gross Profit	8,029,435	406,379	-	-	8,435,814
Depreciation and amortization	1,364,219	695,051	-	-	2,059,270
Interest income	22,871	1,265	23	-	24,159
Interest expense	242,740	-	1,645	-	244,385
Income tax expense	1,879,452	99,651	-	-	1,979,103
Net Income (Loss)	5,649,511	270,450	(385,117)	-	5,534,844

	Three Months Ended September 30, 2012
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Revenues	$35,795,860	$1,855,494	$-	$-	$37,651,354
Gross Profit	6,359,616	460,437	-	-	6,820,053
Depreciation and amortization	1,495,447	676,404	-	-	2,171,851
Interest income	6,434	557	23	-	7,014
Interest expense	216,065	-	3,198	-	219,263
Income tax expense	1,461,159	108,939	-	-	1,570,098
Net Income (Loss)	4,385,536	301,474	(326,937)	18,998	4,379,071

	Nine Months Ended September 30, 2013
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination Of Inter-segment	Enterprise-wide, Consolidated
Revenues	$86,982,167	$3,489,115	$-	$-	$90,471,282
Gross Profit	15,536,788	627,658	-	-	16,164,446
Depreciation and amortization	3,914,115	2,066,605	-	-	5,980,720
Interest income	76,599	2,300	49	-	78,948
Interest expense	719,593	-	3,510	-	723,103
Income tax expense	3,397,122	153,771	-	-	3,550,893
Net Income (Loss)	10,247,650	371,382	(1,124,997)	-	9,494,035
Total Assets	157,419,273	43,411,503	176,665	-	201,007,441

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

	Year Ended December 31, 2012
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, Consolidated

Total Assets	$119,707,195	$43,076,428	$62,701	$-	$162,846,324

(19) Concentration of Major Customers and Suppliers

For the three months ended September 30, 2013 and 2012, the Company had no single customer contributing over 10% of total sales.

For the nine months ended September 30, 2013 and 2012, the Company had no single customer contributing over 10% of total sales.

For the three months ended September 30, 2013, the Company had two major suppliers which primarily accounted for 77% and 8% of the total purchases. For the three months ended September 30, 2012, the Company had two major suppliers which primarily accounted for 76% and 8% of the total purchases.

For the nine months ended September 30, 2013, the Company had two major suppliers which primarily accounted for 75%, and 10% of the total purchases. For the nine months ended September 30, 2012, the Company had two major suppliers which primarily accounted for 76% and 7% of the total purchases.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States.  The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2013 and December 31, 2012, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2013 and 2012 should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenue for the three months ended September 30, 2013 was $37,686,114, an increase of $34,760 or 0.1% from $37,651,354 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper (“CMP”) for the three months ended September 30, 2013 was $36,097,505, an increase of $301,645 or 0.84% from $35,795,860 for the comparable period in 2012. The increase was attributable to (1) the ramp up of our CMP production line PM6 in the third quarter of 2013 (2) a 1.1% increase in Average Selling Prices (“ASPs”) for our CMP products, which sales accounted for 64.69% of our total revenue for the third quarter of 2013. The increase associated with the ramp up of PM6 production and the higher ASP was partially offset by the loss of revenue contribution by the other CMP production line PM1, which has been suspended since the beginning of 2013 for renovation and accounted for $6,288,960 of our total sales in the same quarter in year 2012.

Total offset printing and corrugating medium paper sold during the three months ended September 30, 2013 amounted to 83,731 tonnes, an increase of 480 tonnes or 0.58%, compared to 83,251 tonnes sold in the comparable period in the previous year. As previously announced, we have suspended the operation of PM1, which produced and sold 19,865 tonnes of corrugating medium paper during the third quarter of 2012, for a production line renovation project. Total quantity of CMP produced and sold by PM6 was 47,091 tonnes in the third quarter in 2012. During the same quarter of 2013, we produced and sold 66,472 tonnes of CMP, all from the new 360,000 tonnes/year new production line PM6 and representing an addition of 19,381 tonnes, or a year-over-year increase of 41.16% as a result of the ramp up. The changes in revenue dollar amount and in tonnage from the quarter ended September 30, 2013 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
Sales	September 30, 2013		September 30, 2012		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.	Amount

CMP-by PM6	66,472	$24,380,798	47,091	$17,995,937	19,381	$6,384,861	41.16%	35.48%
CMP-by PM1	-	$-	19,865	$6,288,690	(19,865)	$(6,288,690)	n/a %	n/a %
Total Corrugating Medium Paper	66,472	$24,380,798	66,956	$24,284,627	(484)	$96,171	-0.72%	0.40%
Offset Printing Paper	17,259	$11,716,707	16,295	$11,511,233	964	$205,474	5.92%	1.78%
Total Corrugating Medium and Offset Printing Paper Revenue	83,731	$36,097,505	83,251	$35,795,860	480	$301,645	0.58%	0.84%

Monthly sales revenue (excluding revenue of digital photo paper and the revenue from trading of offset printing finished goods as of January 2012) for the 24 months ended September 30, 2013, are summarized below:

There have recently been several researches that indicate a resurgence of manufacturing sector activities in China. For example, the Markit/HSBC Purchasing Managers Index (“PMI”) stood at 50.9 in October, above September's final reading of 50.2 and marking a seven-month high. The positive PMI change is interpreted by many analysts to mean a mild recovery in the Chinese economy. We are cautiously optimistic about the future ASP trend of our paper products. The ASPs for our main products in the three-month periods ended September 30, 2012 and 2013 are summarized as follows:

	Offset Printing Paper ASP	Corrugating Medium Paper ASP

Quarter ended September 30, 2012	$706	$363
Quarter ended September 30, 2013	$679	$367
Increase(decrease) from comparable period in the previous year	$(27)	$4
Increase(decrease) as a percentage	-3.82%	1.10%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 24 month period ended September 30, 2013:

Corrugating Medium Paper

Revenue from corrugating medium paper amounted to $24,380,798 (or 67.54% of total offset printing paper and corrugating medium paper revenue) for the three months ended September 30, 2013, representing a $96,171 (or 0.40%) increase over the corrugating medium paper revenue of $24,284,627 for the comparable period in 2012.  We sold 66,472 tonnes of corrugating medium paper in the three months ended September 30, 2013 as compared to 66,956 tonnes for the same period in 2012, representing a 0.72% decrease in quantities sold. Despite the decrease in sales quantity, ASP for corrugating medium paper rose slightly from $363/tonne in the three months ended September 30, 2012 to $367/tonne in the three months ended September 30, 2013, representing a 1.10% increase over the comparable period.  We interpret the 1.10% recovery in corrugating medium ASP as a sign of stabilization for the downward pressure in the Chinese packaging paper industry, which is largely affected by the slowdown of the domestic economic growth since the end of 2011 and an over-supply within the Chinese paper industry.

To cope with the contraction in paper product demand, nationwide capacity surplus and environmental pollution caused by smaller producers, the Ministry of Industry and Information Technology of China has announced on July 25, 2013 the list of outdated paper capacities for the first phase of the mandatory closure of year 2013. A total of 6.21 million tonnes of paper manufacturing capacities across the country are required to be shut down in the July 25, 2013 list, including 930,800 tonnes in the province of Hebei, the area hardest hit two years in a row. We expect the central government’s 2013 mandatory capacity closure will have a much more substantial effect on the supply of paper in the Chinese market. Unlike the mandatory closure programs in the previous years when most of the capacities shut down related to small-scale local mills usually with less 50,000 tonnes of production capability without proper water treatment practice, the closed production lines in the 2013 mandatory closure list include a number of large capacity paper machines (up to 226,000 tonnes per line) and six large public-traded paper manufacturing companies in China. However, despite the mild economic recovery and the government intervention to curb surplus capacity, the consensus among industry analysts, appears to be that paper ASPs in China may continue to stay low for the coming months. We believe that while the ASP for the corrugating medium paper may not substantially decline, the price may not noticeably improve by the end of the year of 2013 either.

We launched the new 360,000 tonnes/year PM6 in December 2011. Quantities sold for units produced by PM6 from December 2011 to September 2013 are as follows.

Offset Printing Paper

Revenue from offset printing paper amounted to $11,716,707 (or 32.46% of total offset printing paper and corrugating medium paper revenue) for the three months ended September 30, 2013, which represents an $205,474 (or 1.78%) increase from the offset printing paper revenue of $11,511,233 for the comparable period in 2012. We sold 17,259 tonnes of offset printing paper in the quarter ended September 30, 2013 compared to 16,295 tonnes of offset printing paper in the comparable period in year 2012, an increase of 964 tonnes or 5.92%.  Despite the slight increase in quantity sold, there was a declining ASP in the third quarter of 2013 compared to the same period in 2012. We sold offset printing paper at $706/tonnes in the third quarter of 2012, which is 3.82% higher than the ASP of $679/tonne in the third quarter of 2013.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $1,588,609 (or 4.22% of total revenue) for the three months ended September 30, 2013, a decrease of $266,885 or 14.38% from $1,855,494 (or 4.93% of total revenue) for the three months ended September 30, 2012. When comparing to the quarter ended September 30, 2012, the ASP of our digital photo paper in 2013 actually increased slightly from $3,865/tonne to $3,906/tonne, representing a year-over-year change of 1.06%. There are more residential buildings and residents living in the surrounding areas of our digital photo paper plant than just a few years ago. We have been under increasing pressure since October 2012 by local residents and from government urban planning officials to minimize our operations during night time, which resulted in a curtailment of our production schedule. We sold 406.75 tonnes of digital photo paper in the three months ended September 30, 2013, as compared to 480.13 tonnes in the same period a year ago. Again, we take the small recovery in digital photo paper ASP as a sign of stabilization, but continue to believe the market demand and the ASP for commercial applications of the digital photo paper may not fully recover until fundamental improvements in the PRC domestic economy take place.

Changes in sales revenue and quantities sold of our digital photo paper for the third quarters of 2013 and 2012 are summarized as follows:

	Three months Ended		Three months Ended				Percentage
Sales	September 30, 2013		September 30, 2012		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty. (Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Digital Photo Paper	406.75	$1,588,609	480.13	$1,855,494	(73.38)	$(266,885)	-15.28%	-14.38%

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2).   Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from October 2011 to September 30, 2013 are summarized as follows:

Cost of Sales

Total cost of sales for corrugating medium paper and offset printing paper for the three months ended September 30, 2013 was $28,068,070, a decrease of $1,368,174 or 4.65% from $29,436,244 for the comparable period in 2012.  Cost of sales for total corrugating medium paper amounted to $19,053,278 for the quarter ended September 30, 2013, as compared to $19,689,569 for the third quarter in 2012. Because of declining raw material price in the third quarter of 2013 (see details below), average cost of sales per tonne of corrugating medium paper went down from $294 in the third quarter of 2012 to $287 during the quarter ended September 30, 2013, while average cost of sales per tonne of offset printing paper also went down from $598 in the third quarter of 2012 to $522 during the quarter ended September 30, 2013. Changes in cost of sales and cost per tonne by product for the three-month periods ended September 30, 2013 and 2012 are summarized below:

	For the Quarter Ended		For the Quarter Ended
	September 30, 2013		September 30, 2012			Change in			Change in percentage
	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per tone
Corrugating medium paper	$19,053,278	$287	$19,689,569		$294	$(636,291)		$(7)	-3.23%	-2.38%
Offset printing paper	$9,014,792	$522	$9,746,675		$598	$(731,883)		$(76)	-7.51%	-12.71%
Total corrugating medium and offset printing paper	$28,068,070	n/a	$29,436,244	$	n/a	$(1,368,174)	$	n/a	-4.65%	n/a %

Global and domestic unit prices for recycled paper boards (or Old Corrugating Cardboards, “OCCs”) have been noticeably higher since October of 2012, while the costs of all other types of our major raw materials have remained relatively stable or even lower since November of 2011. However, it is observed that the quantity and price of imported OCC began to fall in April 2013, when the Chinese government’s Green Fence policy started to affect most recycled paper shipments and an increasing number of containers were rejected and turned away. The “Operation Green Fence” is a policy that will be implemented by the Chinese customs for 10 months from February to the end of the year in 2013. The goal of Operation Green Fence is to limit the importation of solid waste-contaminated shipments into China through stricter inspection and a higher rejection rate of substandard recycled materials. As a result of the Green Fence, shippers became more hesitant to ship recycled materials to China and imported recycled paper prices across the board has fallen, as suppliers have been more likely to accept lower prices in order to reduce inventory that would normally be on its way to China. Some industry commentators believe the drop should be temporary, as the Chinese mills that use imported OCC and other recycled paper will eventually exhaust their inventory and be buying imported recycled paper at a higher cost. Our observation is that the effect of the Green Fence policy has started to wane in the third quarter of 2013, hence the domestic recycled paper price may be adjusted upward accordingly.

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper, in the third quarter of 2013 were $156/tonne and $337/tonne, respectively, compared to $165/tonne and $370/tonne for the same period in year 2012. These changes represent year-over-year decreases of 5.45% and 8.92% for the OCC and recycled white scrap paper, respectively. Our production uses entirely domestic recycled paper (produced mainly from the Beijing-Tianjin metropolitan area) and does not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper. However, the pricing of domestic recycled paper still bears some correlations to the import price. Depending on the regional economic outlook for the rest of the year of 2013 and the future impact of Operation Green Fence, we believe that the short-term waste paper raw material costs, including the cost of OCC, may become volatile in the next few months and may affect our gross profit margin.

As for our corrugating medium and offset printing paper, major raw material cost (recycled papers and other chemical elements) in the total quarterly production cost as a percentage of quarterly sales was 84.00% for the three months ended September 30, 2013, and was 0.11 percentage points lower than the ratio of 83.89% for the three months ended a year ago.

The pricing trends of our major raw materials for the 24-month period from October 2011 to September 2013 are shown below:

Major Raw Material Monthly Average Cost
October 2011 Through September 2013
500
400
300
200
100
-
USD per Metric Ton
Oct-11
Dec-11
Feb-12
Apr-12
Jun-12
Aug-12
Oct-12
Dec-12
Feb-13
Apr-13
Jun-13
Aug-13
Month
Recycled paper board (raw material for currugating medium paper)
Recycled white scrap paper (raw material for offset printing paper)
Recycled printed paper (raw material for printing paper)

Electricity and coal are the two main energy sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal account for approximately 10% and 12% of our total cost of sales, or approximately 8% and 9% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly cost of sales and sales of our main paper products for the 24 months ended September 30, 2013 are summarized as follows:

Energy Cost to Total Sales (excluding trading sales)
October 2011 Through September 2013
20.00%
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Oct-11
Dec-11
Feb-12
Apr-12
Jun-12
Aug-12
Oct-12
Dec-12
Feb-13
Apr-13
Jun-13
Aug-13
Month
Electricity Cost to Total Sales
Coal Cost to Total Sales
Total Energy Cost to Total Sales

Gross Profit

Corrugating Medium Paper and Offset Printing Paper

Gross profit for corrugating medium paper and offset printing paper for the three months ended September 30, 2013 was $8,029,435, a net increase of $1,669,819 or 26.26% from $6,395,616 for the comparable period in 2012.  The increase in gross profit of corrugating medium and offset printing paper was primarily attributable to the declining raw material costs during the third quarter of 2013, as explained above.

For the same reasons relating to the higher ASP and lower raw material price, the overall gross profit margin for corrugating medium paper and offset printing paper for the three months ended September 30, 2013 increased by 4.48%, from 17.77% a year ago to 22.24%.

Gross profit margin for the corrugating medium paper for the three months ended September 30, 2013 was 21.85%, compared to 18.92% for the comparable period a year ago. Gross profit margin for the offset printing paper was 23.06% for the quarter ended September 30, 2013, compared to 15.33% for the comparable period a year ago.

Monthly Gross Profit Margins on the sales of our corrugating medium paper and offset printing paper for the 24-month period ending September 30, 2013 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the three months ended September 30, 2013 amounted to $406,379 or 25.58% as a percentage of total digital photo paper sales, compared with $460,437, or 24.81% as a percentage to total digital photo paper sales in the same period last year. The marginal increase in gross profit margin is a direct result of a slight 1.06% recovery in ASP in the third quarter of 2013 as compared to the same quarter in 2012, offset by a lower production quantity (and in terms of quantity sold, 15.28% less than the same period in 2012). As we have previously announced, the daily hours of operations of our digital photo paper have been severely restricted by the local county government since October 2012 because of concerns raised by residents surrounding our digital photo paper plant over the nightly operations of the production lines. We are in the process of searching for a new industrial-use location where we can run production schedules without restrictions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 were $957,029, an increase of $253,152 or 35.97% from $703,877 for the comparable period in 2012. The increase was mainly attributable to the following changes in the composition of the expenses: (1) land lease payment in the third quarter 2013 for the Wei County industrial park facilities in the amount of $144,893, which was not present in 2012 until the fourth quarter of that year, (2) a third quarter 2013 year-over-year increase in legal fees for $35,675 paid for litigation and other corporate counsel services, (3) an increase in the premium of directors and officers liability insurance third quarter 2013 for $14,061, and (4) an increase in regulatory expense for $18,171 for payment of our annual listing registration fee.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenue for the nine months ended September 30, 2013 was $90,471,282, a decrease of $17,110,743 or 15.90% from $107,582,025 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue of offset printing paper and corrugating medium paper for the nine months ended September 30, 2013 was $86,982,167, a decrease of $15,295,150 or 14.95% from $102,277,317 for the comparable period in 2012.  In addition to the declining ASPs in the nine months ended September 30, 2013 compared the same period in 2012 (see details below), the decrease was also caused by:

1.	We have voluntarily idled corrugating medium PM1 for renovation since December 31, 2012. We have been working on a plan to demolish certain portion of the paper machine of this 150,000 tonnes legacy production line and to rebuild a new paper machine in line with the Company’s upgrade and modernization program. We sold 58,561 tonnes of corrugating medium produced by PM1 for revenue in the amount of $21,804,135 in the first three quarters of 2012, versus nil in the comparable period in 2013.

2.	As announced in a press release on March 1, 2013, the Company underwent a comprehensive environmental protection inspection conducted by the local Xushui County government, which was part of a county-wide initiative, from February 26 to March 31, 2013. While there was no absence of any major environmental protection deficiency identified, the production at the Company’s Xushui Paper Mill was interrupted for a 20-day period from February 26 to March 17, 2013 due to the inspection. The production interruption affected both the corrugating medium PM6 and our two offset printing paper PM2 and PM3. Following the inspection, we made improvements to the open sewage line that we use for water discharge. We completed all of the related works by March 17, 2013 and resumed normal production on March 17, 2013.

3.	We had a reasonably successful ramp-up at our new 360,000 tonnes/year corrugating medium paper production line PM6 during the third quarter of 2013. During the third quarter of 2013, we produced and sold 66,472 tonnes of corrugating medium paper from the new 360,000 tonnes/year new production line PM6 for sales revenue of $24,380,798, versus 47,091 tonnes produced and sold with revenue of $17,995,937 in the same period in 2012.

Revenue from corrugating medium paper amounted to $57,567,494 (or 63.63% of total revenue) for the nine months ended September 30, 2013, representing a $7,338,184 (or 11.31%) decrease from the corrugating medium paper revenue of $64,905,678 for the comparable period in 2012.  We sold 154,574 tonnes of corrugating medium paper in the nine months ended September 30, 2013 compared to 170,731 tonnes sold in the same period in 2012, a decrease of 16,157 tonnes or 9.46%. During the nine months ended September 30, 2013, all 154,574 tonnes of corrugating medium paper sold were produced by the new PM6 production line that we launched in December 2011, versus the ratio of 66.41% as tonnage contributed by PM6 in the same period in 2012. ASP for corrugating medium paper in the nine months ended September 30, 2013 dropped slightly to $372/tonnes from $380/tonne (an $8 or 2.11% decrease) for the same period in 2012.

Revenue from offset printing paper amounted to $29,414,673 (or 32.51% of total revenue) for the nine months ended September 30, 2013, which represents a $7,956,966 (or 21.29%) decrease from the offset printing paper revenue of $37,371,639 for the comparable period in 2012.  Our ASP for offset printing paper dropped to $682/tonne for the nine months ended September 30, 2013 from $737/tonne (a 7.46% decrease) for the nine months ended September 30, 2012. In addition to the sliding ASP, we sold 43,140 tonnes of offset printing paper in the nine months of 2013 compared to 50,741 tonnes for the same period in 2012, a decrease of 7,601 tonnes or 14.98%.  As described in the discussion of the quarterly revenue for the third quarter above, the difference of quantities sold of offset printing paper in the third quarters of 2013 and 2012 was an insignificant 964 tonnes. The majority of the year-over-year decrease in the first three quarters of 2013 on offset printing paper was resulted from the prolonged suspension of production in the first quarter of 2013 in connection with a government environmental inspection in February and March 2013.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2013		September 30, 2012		Change in		Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

CMP-by PM6	154,574	$57,567,494	112,170	$43,101,543	42,404	$14,465,951	37.80%	33.56%
CMP-by PM1	-	$-	58,561	$21,804,135	(58,561)	$(21,804,135)	n/a %	n/a %
Total Corrugating medium Paper	154,574	$57,567,494	170,731	$64,905,678	(16,157)	$(7,338,184)	-9.46%	-11.31%
Offset Printing Paper	43,140	$29,414,673	50,741	$37,371,639	(7,601)	$(7,956,966)	-14.98%	-21.29%
Total Corrugating medium and Offset Printing Paper Sales Revenue	197,714	$86,982,167	221,472	$102,277,317	(23,758)	$(15,295,150)	-10.73%	-14.95%

Average ASPs for our main products in the nine-month period ended September 30, 2012 and 2013 are summarized as follows:

	Offset Printing Paper ASP	Corrugating Medium Paper ASP
Nine Months ended September 30 2012	$737	$380
Nine Months ended September 30, 2013	$682	$372
Increase(decrease) from comparable period in the previous year	$(55)	$(8)
Increase(decrease) as a percentage	-7.46%	-2.11%

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $3,489,115 (or 3.86% of total revenue) for the nine months ended September 30, 2013 compared to $5,304,708 (or 4.93% of total revenue) for the nine months ended September 30, 2012:

	Nine Months Ended		Nine Months Ended				Percentage
Sales	September 30, 2013		September 30, 2012		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Digital Photo Paper	902.24	$3,489,115	1,366.91	$5,304,708	-464.67	$(1,815,593)	-33.99%	-34.23%

In addition to the slight 0.36% decrease in the digital photo paper ASP, which went from $3,881/tonne in the nine months ended September 30, 2012 to $3,867/tonne in the same period in 2013, the substantial decrease in digital photo paper quantity sold for the nine months ended September 30, 2013 is the main cause for the drop in revenue. As previously explained, we have been under increasing pressure since October 2012 by local residents and from government urban planning officials to minimize our operations during night time, which resulted in a curtailment of our production schedule. We sold 902.24 tonnes of digital photo paper in the nine months ended September 30, 2013, as compared to 1,366.91 tonnes in the same period a year ago.

Cost of Sales

Total cost of sales of corrugating medium paper and offset printing paper for the nine months ended September 30, 2013 was $71,445,379, a decrease of $11,818,775 or 14.19% from $83,264,154 for the comparable period in 2012.  It appears that the percentage decrease in total cost of sales of CMP and offset printing paper was largely in line with the 14.95% decline in total sales revenue of these paper products during the first three quarters of the year.

Changes in cost of sales and cost per tonne by product for the nine-month periods ended September 30, 2013 and 2012 are summarized below:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2013		September 30, 2012		Change in		Change in percentage
	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per tone
Corrugating medium paper	$47,049,981	$304	$51,977,927	$304	$(4,927,946)	$-	-9.48%	0.00%
Offset printing paper	$24,395,398	$565	$31,286,227	$617	$(6,890,829)	$(52)	-22.03%	-8.43%
Total corrugating medium and offset printing paper	$71,445,379	n/a	$83,264,154	$n/a	$(11,818,775)	$n/a	-14.19%	n/a %

During the nine months ended September 30, 2013, cost of sales for our corrugating medium paper amounted to $47,049,981, a decrease of $4,927,946 (or 9.48%) as compared to $51,977,927 for the same period of year 2012. Similarly, cost of sales for the printing paper in the nine months ended September 30, 2013 was $24,395,398, a decrease of $6,890,829 (or 22.03%) as compared to $31,286,227 for the same period in 2012.

For the nine months ended September 30, 2013, cost of sales for digital photo paper was $2,861,457, as compared to $3,958,982 for the same period in year 2012. The decrease of the cost of sales of digital photo paper in the amount of $1,097,525 represents a 27.72% decrease from the comparable period in 2012. The percentage decrease in digital photo paper cost of sales is less than the 33.99% decrease in revenue and is primarily caused by a higher unit production cost during the nine months ended September 30, 2013 with increased fixed costs absorption in the product unit cost.

Gross Profit

Gross profit for the nine months ended September 30, 2013 was $16,164,446 or 17.87% of total revenue, representing a decrease of $4,194,443 or 20.60% from the gross profit of $20,358,889 or 18.92% of total revenue for the same period in year 2012.

Gross profit for corrugating medium paper and offset printing paper for the nine months ended September 30, 2013 was $15,536,788, a decrease of $3,476,375 or 18.28% from $19,013,163 for the comparable period in 2012.  The decrease was primarily attributable to factors including: (1) a 14.95% year-over-year decrease in total sales revenue of corrugating medium paper and offset printing paper, and (2) a 14.19% decrease in related cost of sales. The overall gross profit margin for corrugating medium paper and offset printing paper for the nine months ended September 30, 2013 decreased by 0.73 percentage points, from 18.59% for the comparable period in 2012 to 17.86%.

Gross profit margin for the corrugating medium paper for the nine months ended September 30, 2013 was 18.27%, compared to 19.92% for the comparable period in 2012. The gross profit margin was slightly lower in the nine months ended September 30, 2013 as compared to the same period in 2012 mainly because (1) the reduction in production output in February and March 2013 due to a government environment inspection, (2) a higher raw material costs in the domestic recycled paper in the first few months of 2013, which did not see any reversal until the second quarter of 2013 when the initial implementation of the Chinese government’s Green Fence policy created some (possible) temporary drop in the overall recycled paper price, and (3) the continuous trend of downward ASPs in the first half 2013 as compared to the same period of 2012, especially for the offset printing paper products. We believe the gross profit margin in the next few quarters depends on two key market conditions: domestic economy recovery and the future development of the government’s policy toward the imported recycled materials. In addition, we are cautiously optimistic about the prospect of further ramp up at our corrugating medium paper production line PM6, which should have the effect of improving our production efficiency and profitability.

With a year-over-year decrease in revenue for 21.29% and a year-over-year decrease in cost of sales for 22.03%, gross profit margin for the offset printing paper sold was 17.06% for the nine months ended September 30, 2013, increased by 0.78 percentage points as compared to 16.28% for the same period in 2012.

Gross profit from the sales of digital photo paper for the nine months ended September 30, 2013 amounted to $627,658 or 17.99% of sales revenue compared with $1,345,726, or 25.37% as a percentage of total digital photo paper sales during the comparable period in 2012. Gross profit margin of digital photo paper in the nine months ended September 30, 2013 was lower than the gross profit margin in the same period in 2012 because of a restriction on the hours of operation of our digital photo paper production lines located in our Headquarters Compound, as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $2,730,751, a net increase of $296,072 or 12.16% from $2,434,679 for the comparable period in 2012. The net increase was primarily attributable to, among other things, the following changes between the first nine months of years 2012 and 2013: (1) decrease of salaries and wages for $299,488 in the first three quarters of 2013 as compared to the same period of 2012, including the fair value of approximately 109,584 shares of common stock issued to certain of our directors and officers in January 2012 to compensate for their services in the past years. The $378,065 share compensation was recorded as a one-time compensation expense during the first quarter of 2012, (2) land lease payment during the nine months ended September 30, 2013 in the total amount of $434,678 for the land use right at the Wei County industrial park, (3) a year-over-year increase in depreciation expense for $121,048, due to the additions in fixed assets such as new employee dormitories and new land use right acquired since 2012, (4) increase in investors relations expense for $60,817 for the first three quarters of 2013 as compared to the same period in 2012, and (5) increase in legal expense for $35,447 for the first three quarters of 2013 as compared to the same period in 2012.

Income from Operations

Operating income for the nine months ended September 30, 2013 was $13,518,432, a decrease of $4,451,020 or 24.77% from $17,969,452 for the comparable period in 2012.  In addition to the changes in gross profit and selling, general and administrative expenses as explained above, the difference also reflects an increase in gain from disposition of assets. The Company realized a net gain of $84,737 from the sale of the land use right and certain industrial and office buildings to an entity controlled by our Chairman and CEO in August 2013. Gain from disposition of assets in the three quarters ended September 30, 2012 was $45,242.

Other Income and Expenses

Interest expense in the nine months ended September 30, 2013 increased by $78,205 as compared to the same period in 2012, from $644,898 in 2012 to $723,103 in 2013. The Company had total short-term and long-term interest-bearing loans and leasing obligations in the amount of $39,971,381 as of September 30, 2013, as opposed to the total of $12,369,543 of such loans as of September 30, 2012. The Company also received government subsidies for improving environmental protection in the total amount of $170,651 during the quarter ended September 30, 2013.

Net Income

Net income was $9,494,035 for the nine months ended September 30, 2013, a decrease of $3,177,517 or 25.08% from $12,671,552 for the comparable period in 2012. The decrease was primarily attributable to the decreased sales revenue and gross profit during the nine months ended September 30, 2013.

Accounts Receivable

Net accounts receivable and trade notes receivable decreased by $359,917 (or 12.69%) to $2,476,418 as of September 30, 2013, compared with $2,836,335 as of December 31, 2012. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 89.21% of total value of ending inventory as of September 30, 2013) and finished goods. As of September 30, 2013, the recorded value of inventory decreased by 16.75% to $12,573,474 from $15,104,101 as of December 31, 2012. The largest change came from the inventory item of recycled paperboard, which is the main raw material for the production of corrugating medium paper and was stated at $7,426,624 as of September 30, 2013. The balance of recycled paperboard on September30, 2013 was lower than the balance at December 31, 2012 by $3,847,759 but higher than the balance of $4,482,383 on September 30, 2012 by $2,944,241. Because of limited space of our raw material stocking ground, we have to make more frequent purchase orders of raw materials from our suppliers as the production of the new corrugating medium paper line ramps up. Consequently, inventory balance of recycled paperboard at any given date may fluctuate, depending on the status of the reordering point.

We did not purchase any recycled printed paper since May 2013 because the decision to use 100% recycled white scrap paper as feedstock for our offset printing paper at the time when relatively low raw material prices justifies the reduced workload of our water treatment plant for deinking the recycled printed paper.

A summary of changes in major inventory items is as follows:

	September 30, 2013	December 31, 2012	$ Change	% Change
Raw Materials
Recycled paper board	$7,426,624	$11,274,383	$(3,847,759)	-34.13%
Pulp	14,194	13,813	381	2.76%
Recycled printed paper	-	884,236	(884,236)	-100%
Recycled white scrap paper	3,035,234	766,144	2,269,090	296.17%
Coal	501,081	621,107	(120,026)	-19.32%
Digital photo base paper and other raw materials	240,040	225,912	14,128	6.25%
Total Raw Materials	11,217,173	13,785,595	(2,568,422)	-18.63%

Finished Goods	1,356,301	1,318,506	37,795	2.87%
Totals	$12,573,474	$15,104,101	$(2,530,627)	-16.75%

Asset Held For Sale

As of September 30, 2013, assets held for sale in the amount of $4,116,497 represented the three employee dormitory buildings to be sold for a gross sales price of approximately $4,316,106 to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. As the sale was not yet completed by the end of September 30, 2013, the dormitories were classified as held for sale in accordance with ASC 360-10-35. It was expected that the sales will be consummated by the end of year 2013.

Accounts Payable

Accounts payable (excluding non-inventory purchase payables and accrued expenses) was $1,095,869 as of September 30, 2013, an increase of $82,963 or 8.19% from $1,012,906 as of December 31, 2012.  All accounts payable as of September 30, 2013 and December 31, 2012 were within the normal payment terms of our suppliers.

Other payables and accrued liabilities

Other payables and accrued liabilities was $1,911,786 as of September 30, 2013, an increase of $649,502 over the balance of the account as of December 31, 2012. The increase is mainly attributable to (1) a value added tax (“VAT”) payable of $529,801 as of September 30, 2013, as opposed to $nil as of December 31, 2012, and (2) and increase in $112,534 in accrued interest expense for the loan payable to our Chairman and CEO and a long-term bank loan.

Liquidity and Capital Resources

Overview

As of September 30, 2013 we had net working capital of $12,418,655, a decrease of $9,447,989 over net working capital of $21,866,644 at December 31, 2012. While total current assets at September 30, 2013 amounted to $33,676,723, which was lower than the balance as of December 31, 2012 by $4,390,844, we have substantially more current liabilities at September 30, 2013 than as of December 31, 2012. Because of a three-year sale-leaseback financing that we secured on June 16, 2013 (see details below), current liabilities at September 30, 2013 included a current portion of the capital lease payable in the amount of $8,245,818. Most of our current short-term and long-term bank loans are either revolving or term loans, but we do expect to renew the loans with the bank and credit union with similar terms at or before maturity. Except for the sale-leaseback financing and the new 5-year, $4.28 million loan from a local credit union borrowed on July 15, 2013, all of our short-term and long-term bank loans feature interest-only monthly or quarterly payments with balloon payment for the entire principal at the maturity of the loan. In addition to the quarterly interest payment, the 5-year credit union loan requires semi-annual principal repayment of approximately $16,288, with one large balloon payment of approximately $4 million at maturity. The CNFTFL lease financing requires quarterly payment of both interest and principal repayment, ranging from approximately $4.3 million to approximately $61,500 during the three- year term.

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and major shareholders. Major capital expenditures in the first three quarters of 2013 were primarily financed by cash flows generated from business operations and the CNFTFL sale-leaseback described below. As of September 30, 2013, we had approximately $37,518,080 in capital expenditure commitments that were mainly related to the construction costs of facilities in a new industrial park in Wei County of Hebei, China, where we will eventually build two tissue paper production lines PM8 and PM9, as well as other future paper machines. We expect to finance such capital expenditure commitments mainly by the proceeds from the CNFTFL sales-leaseback, the $2.58 million proceeds from the sale of land use right and real properties of our Headquarters Compound (see the discussion under “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below). We will also use the cash generate from business operation and possibly more debt financings to support the future capital expenditure and capacity expansions. We expect to satisfy all of the commitments as of September 30, 2013 within the next 12-18 months.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company’s as of September 30, 2013; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. As of September 30, 2013 the balance of the long-term obligations under capital lease was $16,322,070, which is net of its current portion in the amount of $8,245,818.

Total interest expenses for the sale-leaseback arrangement for the three months ended September 30, 2013 and 2012 were $114,041 and $nil, respectively. Total interest expenses for the sale-leaseback arrangement for the nine months ended September 30, 2013 and 2012 were $174,495 and $nil, respectively.

As a result of the sale, a deferred gain on sale of leased equipment in the amount of $758,257 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company over the lease term and would be used to offset the depreciation of the Leased Equipment, which was recorded at the new cost of $25,878,515 as of September 30, 2013.

The depreciation of capital lease equipment has started in July 2013 and was included with the depreciation expense of the company’s own assets in the statement of income. During the three months and the nine months ended September 30, 2013, depreciation of capital lease equipment was $396,938 and $396,938, respectively. The accumulated depreciation of the leased asset was $401,396 as of September 30, 2013. During the three months and the nine months ended September 30, 2013, the gain realized on sale-leaseback transaction was $62,798 and $62,798, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gain on sale-lease back was $698,896 as of September 30, 2013.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,508,189 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and agrees to pledge essentially all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $36,667,782 as of September 30, 2013.

Capital Expenditures

We have plans for several capital expenditure projects for the years of 2013 and 2014. These projects include (1) building additional warehouses and new offices, cafeteria, and living quarters for production line workers over the land across the street from our Xushui Paper Mill facilities that we acquired in April 2012 for an estimated cost of $5 million, (2) three workshops, four warehouses, an office building, employee cafeteria, and two employee dormitory buildings, as well as infrastructure and landscaping projects in the Wei County Industrial Park for an estimated cost of $50 million, (3) a second 15,000 tonnes/year tissue paper production line (to be designated as PM9) for an estimated cost of $8.3 million, and (4) major renovation of the old corrugating medium paper production line PM1 and related facilities to enhance energy efficiency and produce the new product of insulation paper for an estimated cost of $11.8 million (after paying for the cost of the main paper machine parts for approximately $3.2 million as of September 30, 2013). We estimate that total capital expenditure for the rest of year of 2013 and the entire year 2014 to be approximately $75.1 million, which is expected to be funded by additional debt financing, cash on hand and cash flows generated from our own operations. Our cash and cash equivalents was $13,811,733 as of September 30, 2013, and cash flows generated from our own operations amounted to approximately $18.18 million in the nine months ended September 30, 2013. We believe that, unless we encounter major operational problem or production interruption, such as the comprehensive environmental inspection in February and March of 2013, the Company should be able to generate sufficient cash flows from its operations and additional banking facilities to support the capital expenditures of 2013 and 2014.

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

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A recent Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we will be required to eventually cease all operations currently conducted on our Headquarters Compound site. In order to comply with this government mandate, we intend to initiate the process of relocating our offices and facilities to a new site. To that end, we have entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co., Ltd. (“Hebei Fangsheng”), a real estate development company recently formed and owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family. In November 2012, Hebei Fangsheng provided us with a payment of $1,075,606 earnest money deposit payment to proceed with discussion, as no binding agreement between Hebei Fangsheng and the Company was reached in connection with the Potential Sale at that time. The earnest money deposit would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. We have previously announced that we intended to pursue negotiations with respect to the Potential Sale on an arm’s length basis with Hebei Fangsheng, and would only consummate such Potential Sale on terms that would be not less advantageous to us than as if Hebei Fangsheng were an independent, unaffiliated party. We would only enter into legally binding agreements with Hebei Fangsheng in connection with the Potential Sale upon appraisals by independent appraisal firms, and a finding by our Audit Committee that these conditions have been met.

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.79 million, $1.15 million, and $4.29 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $162,882. As a condition for the sale of the Dormitories, Hebei Fangsheng agrees that it will act as an agent for the Company, which does not have the qualification to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further represents that it will not seek to profit from the resale of the Dormitories units and will allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.79 million sale price of the industrial land use right was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.29 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.63 million. The Company internally estimated that had the Company been a licensed real estate developer and allowed to resell the dormitory units, the fair market value of the Dormitories (which is located within the wall of our Headquarters Compound and next to the digital photo paper factory) could be approximately $5.10 million.

As of September 30, 2013, the sale of the LUR and Industrial Buildings has been completed. The Company generated a total sales price of $3,910,070 and a net gain on disposal of approximately $84,737. Land appreciation tax and other transactional taxes and fees in the amount of approximately $234,904 are paid out of the proceeds of the sale to various local government tax authorities. We expect the sale of Dormitories will be closed by the end of the fourth quarter of 2013. Net proceeds from the sale will be in the approximate total amount of $7.84 million and are expected to be used to fund our tissue paper production line construction.

We have not identified new locations for the office and the digital photo paper workshop but are exploring the possibility of moving the headquarters office to near our Xushui Paper Mill. We may also consider moving the digital photo paper operations to the new industrial park in Wei County.

 Wei County Tissue Paper PM8 and PM9

In November 2012 we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012 we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having 15,000 tonnes/year capacity, will be designated as PM8 and PM9 upon completion. Total estimated cost of the tissue paper project can be up to $63.3 million in the next two years.

Renovation of PM1

We have decided to take voluntary action to renovate our 150,000 tonnes/year corrugating medium PM1 in anticipation of increased regulatory concerns on energy efficiencies. A renovation plan is being developed to rebuild a new paper machine in line with the Company’s upgrade and modernization program. The renovation period is scheduled for the period of December 31, 2012 through the end of year 2014. There will be no production output from PM1 throughout the renovation period, as most of the equipment and parts of the paper machine portion of the production line will be demolished and replaced. As of September 30, 2013, the Company has ordered the first batch of components for the rebuild PM1 for a 2.64-meter width production machine for insulation paper, which is a building construction material, for a cost of $3.18 million. Insulation paper uses recycled paper board, or UCC, as its primary raw material and will be sold to construction material suppliers. Under the current plan, the Company expects the PM1 renovation project will cost approximately $15 million in total and will come online in the second half of year 2014.

The Company currently does not have any plans for equity financing in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents as of September 30, 2013 was $13,811,733, an increase of $671,445 from $13,140,288 as of December 31, 2012.  The increase of cash and cash equivalents over the nine-month period ended September 30, 2013 was primarily attributable to a number of factors, including the following:

i. Net cash provided by operating activities

Net cash provided by operating activities was $18,178,905 for the nine months ended September 30, 2013, representing a decrease of $1,421,117 or 7.25% from $19,600,022 for the comparable period in 2012.  The net income of the nine months ended September 30, 2013 in the amount of $9,494,035 represented a decrease of $3,177,517 or 25.08% from $12,671,552 for the comparable period in 2012 and is the main reason for the reduction in the operating cash inflows.  In addition to the decrease in net income, net decreases in notes payable of $3,219,834 during the nine months ended September 30, 2013 also decreased cash balance as of September 30, 2013. These major net cash outflows are offset by non-cash item of depreciation and amortization in the amount of $5,980,720, net decrease in prepaid expense and other current assets for $1,449,388, net decrease in inventory for $2,912,685, and net increase in other payables and accrued liabilities for $827,129.

 ii. Net cash used in investing activities

We incurred $44,495,431 in cash expenditures for investing activities during the nine months ended September 30, 2013, compared to $11,389,916 for the same period in 2012. Essentially all expenditures in the nine months ended September 30, 2013 were for the progress payments for (1) the construction of our first tissue paper production line PM8 and related facilities, including a new office, two employee dormitories, a cafeteria, pulping station, three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province, and (2) renovation cost for production line PM1. The cash expenditures for investing activities for the nine months of 2012 were mainly for constructing employee dormitories (for a total cost of approximately $4.6 million) in our Headquarters Compound and ancillary facilities of the new corrugating medium paper production line in the Xushui Paper Mill, including the facilities to house a new 75-tonne boiler, and additional power substation equipment. We expect to finance any future capital expenditure commitment with (1) our current cash and cash equivalent balance of approximately $13.8 million, (2) cash flows from operating activities in the next twelve months, and (3) additional bank loans or capital leases, if necessary.

During the nine months ended September 30, 2013, we received the net proceeds from the sale of the Headquarters Compound LUR and certain industrial buildings in the amount of approximately $2,582,747.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $26,587,366 for the nine months ended September 30, 2013, as compared to net cash provided by financing activities in the amount of $842,146 for the comparable period in 2012. During the nine months ended September 30, 2013, we entered into a sale-leaseback agreement with CNFTFL and obtained proceeds from the sale of certain of our production equipment in the amount of approximately $24 million (see the explanation of “Financing with Sale-Leaseback” above for details). We made the first and second payment under the lease to CNFTFL in the amount of approximately $1,355,435 included the 5.55% lease service charge. The sale-leaseback is intended as a financing arrangement, rather than separate transactions of sale of assets and a lease. Under the sale-leaseback agreement with CNFTFL, we may purchase all of the assets sold to CNFTFL with a nominal purchase price of approximately $2,400 when all principal and interest payments (approximately $27 million in three years) are paid off in June 2016.

Short-term bank loans

		September 30, 2013	December 31, 2012
Industrial & Commercial Bank of China	(a)	$-	$792,568
Industrial & Commercial Bank of China	(b)	1,628,824	1,585,138
Bank of Hebei	(c)	-	1,585,138
Industrial & Commercial Bank of China	(d)	814,412	-
Industrial & Commercial Bank of China	(e)	4,072,059	-
Total short-term bank loans		$6,515,295	$3,962,844

(a)	On August 18, 2011, the Company obtained from the Industrial & Commercial Bank of China (“ICBC”) an accounts receivable factoring facility with a maximum credit limit of $787,116 as of December 31, 2011. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on August 15, 2012 and carried an interest rate of 8.528% per annum. The Company paid off the 2011 factoring outstanding balance on August 15, 2012 and subsequently refinanced with the ICBC on September 4, 2012 under similar terms, except carries an interest rate of 6.6% per annum. The Company paid off the principal balance and accrued interest under the factoring facility on August 28, 2013.

(b)	On November 9, 2012, the Company obtained from the ICBC another accounts receivable factoring facility with a maximum credit limit of $1,628,824 and $1,585,138 as of September 30, 2013 and December 31, 2012, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on November 8, 2013 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,628,824 and $1,585,138 as of September 30, 2013 and December 31, 2012, respectively.

(c)	On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,585,138 and on notes payable of $1,585,138 as of December 31, 2012. The facility was guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,585,138 as of December 31, 2012. The loan bore interest at the rate of 6.6% per annum. Both the term of the banking facility and loan are for one year and expire on September 19, 2013. The Company paid off the loan balance on September 18, 2013.

(d)

On September 6, 2013, the Company acquired a new accounts receivable factoring facility from the ICBC for $814,412. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on August 4, 2014 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with ICBC, which will provide accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility is personally guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(e)

On September 2, 2013 the Company entered into a working capital loan agreement with the ICBC for $4,072,059, with which $814,412 is payable on June 5, 2014 and $3,257,647 is payable on August 15, 2014. However, ICBC has rights to prematurely call the entire balance of the loan depending on the financial or collection condition of the Company any time before the maturity date. The loan bears an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding.

Concurrent with the signing of the working capital loan agreement, the Company also entered into a trust agreement with the ICBC, which will provide trust account management services to the Company during the terms of the underlying loan. The working capital loan is guaranteed by Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”) with the land use right on our Headquarters Compound pledged by Hebei Fangsheng as collateral for the benefit of the bank. The land use right on our Headquarters Compound was acquired by Hebei Fangsheng from the Company on August 9, 2013. Hebei Fangsheng is controlled by the Company’s Chairman and CEO Mr. Zhenyong Liu.

As of September 30, 2013 and December 31, 2012, there were secured short-term borrowings in the amounts of $6,515,295 and $2,377,706, respectively, and unsecured bank loans in the amount of $nil and $1,585,138, respectively. The factoring facilities were secured by the Company’s accounts receivable in the amount of $2,476,418 and $2,836,335 as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Company had no unutilized credit facility with the banks. The average short-term borrowing rates for the nine months ended September 30, 2013 and 2012 were approximately 6.62% and 8.28%, respectively. The average short-term borrowing rate for the three months ended September 30, 2013 and 2012 were approximately 6.65% and 8.46%, respectively.

Long-term loans from credit union

As of September 30, 2013 and December 31, 2012, loan payable to Rural Credit Union of Xushui County amounted to $5,888,198 and $5,730,273, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with the Rural Credit Union of Xushui County for an amount that is $1,604,391 as of September 30, 2013 and $1,561,361 as of December 31, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. As of September 30, 2013, the entire balance of the loan in the amount of $1,604,391 was presented as current portion of long-term loan from credit union in the condensed consolidated balance sheet.

On June 10, 2011, the Company entered into a term loan agreement with the Rural Credit Union of Xushui County for an amount that was $4,168,912 as of December 31, 2012. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan is secured by its manufacturing equipment of $9,316,645 as of December 31, 2012, and became matured on June 9, 2013. On July 26, 2013 the Company paid off the unpaid principal balance and accrued interest.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipments in the amount of $22,439,622 as of September 30, 2013. Interest payment is due quarterly and bears a fixed rate of 0.72% per months. As of September 30, 2013, total outstanding loan balance was $4,283,807, with $32,577 becoming due within one year and presented as current portion of long term loan from credit union in the condensed balance sheet.

Total interest expenses for the short-term and long-term loans for the three months ended September 30, 2013 and 2012 were $207,807 and $185,495, respectively.

Total interest expenses for the short-term and long-term loans for the nine months ended September 30, 2013 and 2012 were $592,184 and $543,468, respectively.

Shareholder Loans

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company.  He loaned money to Orient Paper HB for working capital purposes over a period of time.  On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu.  Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share.  As of September 30, 2013 and December 31, 2012, net amount due to Mr. Liu were $2,379,046 and $2,315,239, respectively.

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

The interest expenses incurred for above related party loans are $36,478 and $33,768 for the three months ended September 30, 2013 and 2012, while the interest expenses were $108,460 and $101,430 for the nine months ended September 30, 2013 and 2012.

During the nine months and the three months ended September 30, 2013, the Company borrowed $953,507 and $174,121, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the nine months ended September 30, 2013 and 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2013 and December 31, 2012 to translate the Chinese RMB to the U.S. Dollars are 6.1394:1 and 6.3086:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.2115:1, and 6.3180:1 for the nine months ended September 30, 2013 and 2012, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of September 30, 2013. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt Obligations (including sale-leaseback payment obligations)	$44,036,758	$18,508,077	$20,659,658	$4,869,023	$-
Equipment and Construction Costs Commitment	37,518,080	37,518,080	-	-	-
Operating Lease Obligations	9,022,597	768,805	1,510,463	1,211,844	5,531,485
Total	$90,577,435	$56,794,962	$22,170,121	$6,080,867	$5,531,485

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. No stock or option was issued under the 2012 ISP on or before September 30, 2013.

Cross-Guarantee with a Third Party

As of December 31, 2012, the Company used land use right in the amount of $7,419,614 as a pledge for a bank loan of an independent third party, which cross-guarantees the Company’s credit facility of $1,585,138 from the Bank of Hebei. That long-term loan of the third party had been paid off on June 3, 2013, while the credit facility guaranteed by the independent third party expired on September 19, 2013.

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

As required by Rule 13a-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2013.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 1, 2011 the Company was served a summon for a complaint filed by Tribank Capital Investments, Inc. (“Tribank”) on March 30, 2011 in the Superior Court of the State of California for the County of Los Angeles against the Company and its Chairman and CEO Mr. Zhenyong Liu (the “Tribank Matter”). By filing the complaint, Tribank alleges, among other claims, that the Company breached the Non-Circumvention Agreement dated October 29, 2008 between the Company and Tribank (the “Agreement”), and that the Company was unjustly enriched as a result of breaching the Agreement. The complaint seeks, among other relief, compensatory damages and plaintiff’s counsel’s fees. On April 29, 2011 the Company filed a Notice of Removal to remove the jurisdiction of the case from the state court of California to the Federal District Court for the District of Central California and filed a motion to dismiss the lawsuit on May 6, 2011. On July 18, 2011, United States District Court Judge Manual Real granted Orient Paper motion to dismiss the complaint in its entirety, finding that venue is improper because the contract that forms the basis of the parties' relationship contains a valid and enforceable forum selection clause providing that the Hong Kong Special Administrative Region of China is the exclusive forum for resolution of disputes. Tribank subsequently filed a notice of appeal with the court on August 5, 2011 and did file an opening brief with the U.S. Court of Appeals for the Ninth Circuit, to which the Company filed an answering brief on August 31, 2012. Oral argument took place on April 9, 2013. Shortly thereafter, the Ninth Circuit entered a memorandum reversing the District Court’s dismissal because the record was not sufficiently developed to make a determination as to whether the forum selection clause applied, and remanding the case back to the District Court with instructions to hold an evidentiary hearing before ruling on the Company’s motion to dismiss. The evidentiary hearing was held on August 12, 2013. Subsequent to the hearing, the District Court ordered to dismiss the case in its entirety for the same reasons on August 14, 2013. The appeal period for Tribank has expired.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended September 30, 2013, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

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

ORIENT PAPER, INC.

Date: November 12, 2013	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer
(Principal Financial Officer)

