Form 10-K
period 2013-12-31
Orient Paper Inc.
filed 2014-03-25
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Ac t). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2013 was approximately $20,185,416 (13,205,825 shares of common stock held by non-affiliates)  based upon a closing price of the common stock of $1.51 as quoted by the NYSE MKT LLC on June 30, 2013.

As of March 15, 2014, there were 18,753,900 shares of common stock, par value $0.001, issued and outstanding.

 INTRODUCTION

In this annual report, “Orient Paper,” “the Company,” “we,” “our” or “us” refer to Orient Paper, Inc., and unless the context requires otherwise, includes its subsidiaries and its controlled entity, Hebei Baoding Orient Paper Milling Company Limited. “Orient Paper Shengde” means our PRC subsidiary Baoding Shengde Paper Co., Ltd. “Orient Paper HB” means Hebei Baoding Orient Paper Milling Company Limited.

All references to “RMB” or “Renminbi” refer to the legal currency of China; all references to “US$,” “dollars,” “U.S. dollars” and “$” refer to the legal currency of the United States.

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income for the years ended December 31, 2011, 2012 and 2013 and audited consolidated balance sheets as of December 31, 2012 and 2013.

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

The following diagram sets forth the current corporate structure of Orient Paper:

100% ownership

Controlled by contractual agreements

Our Business

We engages mainly in production and distribution of packaging and printing paper products such as corrugating medium paper, offset printing paper, digital photo paper and other paper and packaging related products.

Our principal executive offices are located at Science Park, Juli Road, Xushui County, Baoding City, Hebei Province, People’s Republic of China. Our telephone number is (86) 312-869-8215. Our website is located at http://www.orientpaperinc.com

Manufacturing Process

Our current products (excluding digital photo paper) generally undergo two stages of manufacturing: (1) creating pulp from recycled paper products, and (2) treating the pulp and molding it into the desired types of paper product.  A brief overview of the pulp and papermaking process is described below.

Pulping

The recycled waste paper is first sorted by hand and machine, and then broken down and beaten or smashed into small pieces using water and mechanical energy.  It is then put through a course screening drum, followed by a fine screening drum to produce different grades of pulp. In order to purify the pulp further, an approach flow system is used to filter out any impurities or inconsistencies, such as sand, in the pulp. Bleaching agents are added to lighten the color of the pulp.

Paper Making

The pulp is then sieved to remove the excess water and molded into size. The moisture content is further reduced by applying hydraulic pressure to the pulp.  The pulp then enters the drying section where it is run over heated cylinders. The dried paper is then coated with a mixture of clay, white pigment, and binder to produce a surface on which ink can sit without being fully absorbed, enabling crisper, more consistent print quality.

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

Products

Corrugating medium paper

Corrugating medium paper is used in the manufacturing of cardboards. After the launch of our new 360,000 tonnes/year PM6, corrugating medium paper becomes a major product of the Company and comprises approximately 78% of our total paper production quantities and roughly 64% of our total revenue for the year ended December 31, 2013.  Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugated Cardboard, “OCC”) and certain supplementary agents. In January 2013 we removed PM1, which was previously used to produce corrugating medium paper, from production. We are currently in the process of renovating and converting PM1. We expect PM1 to produce up to 50,000 tonnes/year of insulation liner paper upon the completion of the renovation, which is scheduled for early second quarter of 2014. We currently have only one production line (PM6) that produces corrugating medium paper.

Offset printing paper

Offset printing paper is used for offset printing.  Our medium-grade offset printing paper comprises approximately 21% of our total paper production quantities and approximately 32% of our total sales revenue for the year ended December 31, 2013. The offset printing paper we manufacture is typically coated and brightened.  Raw materials used in the production of offset printing paper may include recycled white scrap paper, wood pulp, fluorescent whitening agent, sizing agent and pulvis talc. We have not produced any high-grade offset printing paper and have not used wood pulp as a source of raw material since the fourth quarter of year 2009. We currently have two production lines, PM2 and PM3 for the production of offset printing paper.

Digital photo paper

Starting in March 2010, Orient Paper Shengde began producing digital photo papers that are cast-coating, and water-proof. These digital photo papers are sold to printing companies and paper distributors, who eventually sell to advertising companies and printing companies which use photo-quality paper for multiple-color printing or local photo studios for production of special event printouts or personal home printing use. Our digital photo paper comprises approximately 1% of our total paper production quantities and approximately 4% of our total sales revenue for the year ended December 31, 2013. We have two photo paper coating lines, PM4 and PM5, that produce digital photo paper products.

Market for our Products

The PRC Paper Making Industry

According to the most recent 2012 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 3,500 paper and paper board manufacturers (down from 3,700 as of year 2010) in the People’s Republic of China, with a total output of 102.5 million tonnes, up 3.22% from 99.30 million tonnes in 2011. Total domestic consumption was 100.48 million tonnes in 2012, up 3.04% from 97.52 million tonnes a year before.

Compared with year 2003, output in 2012 had increased by approximately 238.37% and consumption grew by approximately 209.074%.  The output of paper and paper board maintained an average growth rate of approximately 10.13% during the ten-year period of 2003-2012, while consumption increased at an annual rate of 8.54%, both higher than the GDP growth rate of the same period.  The growth rate is expected to continue.  It is believed that the People’s Republic of China is currently the largest country in the world in terms of output and consumption of paper and paper board products (Wikipedia: Pulp and Paper Industries).

Data source: 2012 Annual Report of China Paper Manufacturing, May 2013, China Paper Association

Domestic corrugating medium paper production in 2012 totaled 20.20 million tonnes, a 2.02% increase from year 2011. Domestic consumption of corrugating medium paper amounted to 20.27 million tonnes, an increase of 1.81% as compared to year 2011.

Domestic coated offset printing paper production in 2012 totaled 7.80 million tonnes, a 7.59% increase from year 2011. Domestic consumption of coated offset printing paper amounted to 6.38 million tonnes, an increase of 6.51% as compared to year 2011.

The paper making industry in China is concentrated in eastern, coastal provinces. The largest paper production capacities by province during the years of 2011 and 2012 are summarized as follows. Except for Sichuan, Henan and Hunan provinces, most of the major provinces with large capacities saw at least some moderate increases in paper production capacities.

	2011 Capacity	2012 Capacity	Change
Province	(‘000 tonnes)	(‘000 tonnes)	(‘000 tonnes)	% Change
Shandong	16,300	17,090	790	4.85%
Guangdong	14,960	15,790	830	5.55%
Zhejiang	14,770	15,360	590	3.99%
Jiangsu	10,510	12,060	1,550	14.75%
Henan	8,280	7,800	(480)	-5.80%
Fujian	4,800	5,390	590	12.29%
Hebei	4,010	4,240	230	5.74%
Hunan	3,720	3,550	(170)	-4.57%
Guangxi	1,940	2,580	640	32.99%
Sichuan	3,400	2,320	(1,080)	-31.76%

Data Sources: 2012 Annual Report of China Paper Manufacturing, May 2013, China Paper Association

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

According to “The Twelfth ‘Five-Year Plan’ for the Chinese Paper Industry,” published jointly by the National Development and Reform Commission, the Ministry of Industry and Information Technology, and the National Forestry Bureau in December 2011, the central government of China has determined that during the five-year period ending year 2015, the government will seek to further eliminate more than 10 million tonnes of current paper production capacity. The goal is, through mandatory capacity elimination and industry consolidation, to transform the paper industry landscape into one where there are more than 20 one-million-tonnes-and-above manufacturers. As of year 2010, only the top-10 paper manufacturers in China have annual production capacity of over one million tonnes. According to the MIIT announcement on September 6, 2012, 9.9 million tonnes of paper production capacity was ordered to shut down in year 2012. The MIIT has again announced on July 25, 2013 the list of outdated paper capacities for the first phase of the mandatory closure of year 2013. A total of 6.21 million tonnes of paper manufacturing capacities across the country are required to be shut down in the July 25, 2013 list (the “2013 Mandatory Closure”), including 930,800 tonnes in the province of Hebei, the area hardest hit two years in a row. Unlike the mandatory closure programs in the previous years when most of the capacities shutdown related to small-scale local mills usually with less 50,000 tonnes of production capability without proper water treatment practice, the 2013 Mandatory Closure includes a number of large capacity paper machines (up to 226,000 tonnes per line) and six large public-traded paper manufacturing companies in China.

It is the industry consensus in China that mandatory closures initiated by the government will continue in the next few years and that the paper industry will witness a more severe competition and higher standards for environmental protection measures. See “Risk Factors – Risks Related to Our Business –We might be negatively affected by the industry capacity elimination mandated by the government.”

Customers

We generally sell our products to companies making corrugated cardboards (in the case of our packaging products like corrugating medium paper) and to printing companies (in the case of our printing paper products). We also sell digital photo paper mainly to distributors and advertising/printing companies. We sold corrugating medium paper and offset printing paper to about 97 customers in year 2013. We had 17 customers buying digital photo paper from us during year 2013. Five of our top 10 customers in year 2013 are printing companies, with the largest customer being a packaging company in Tianjin. 82% of our total corrugating medium and offset printing paper revenue in 2013 was derived from customers in Beijing, Tianjin or Hebei Province.

For the year ended December 31, 2013, nine (9) major customers individually accounting for more than 3% of our total sales revenue were as follows:

	2013 Sales Amount
	($USD, net of	% of Total
	applicable VAT)	Revenue
Company A (Tianjin)	6,298,711	5.01%
Company B (Beijing)	6,187,024	4.92%
Company C (Baoding)	5,794,109	4.61%
Company D (Baoding)	5,752,651	4.58%
Company E (Baoding)	5,481,114	4.36%
Company F (Shanghai)	5,465,174	4.35%
Company G (Tianjin)	5,270,771	4.19%
Company H (Baoding)	4,177,207	3.32%
Company I (Baoding)	4,042,378	3.22%
Total Major Customers	48,469,139	38.56%

Out of the top-10 customers of year 2013, seven (representing 77.6% of the 2012 top-10 customer sales) were in the same list for the year ended December 31, 2012. Three of the top-10 customers for the year ended December 31, 2012 fell out of the top customers list in year 2013.

Marketing Strategy

We target corporate customers in the middle range of the marketplace, where products such as corrugating medium paper and mid-grade offset printing paper with reasonable quality and competitive pricing have potential for high volume growth.  Our primary market has been the region of North China, especially in the province of Hebei.

Expand Production Capacity

During the year ended December 31, 2013, we had five Paper Machines (PMs) in operation and are in the process of launching three more production lines that are tentatively designated as PM7 through PM9. These production lines include the followings:

PM#	Paper Product Produced	Designed Capacity (tonnes/year)		Owned by	Operated by	Status as of December 31, 2013
PM1*	Insulation liner paper	50,000		Orient Paper HB	Orient Paper HB

Undergoing renovation since January 2013 and being converted from a corrugating medium paper production to one that produces insulation liner paper (which is used to make wall insulation paper for building construction). Slated for test production in Q2 2014.

PM2	Offset printing paper	50,000		Orient Paper HB	Orient Paper HB	In production
PM3	Offset printing paper	40,000		Orient Paper HB	Orient Paper HB	In production
PM4	Digital photo paper	2,500		Orient Paper Shengde	Orient Paper Shengde	Main photo paper coating line, in production
PM5	Digital photo paper	2,500	**	Orient Paper Shengde	Orient Paper Shengde	Special photo paper coating line, in production
PM6	Corrugating medium paper	360,000		Orient Paper Shengde	Orient Paper HB***	In production
PM7*	Specialty paper	10,000		To be determined	To be determined	Under renovation and preparing for launch by the end of 2014.
PM8*	Tissue paper	15,000		To be determined	To be determined	Undergoing construction and preparing for launch in Q4 2014.
PM9*	Tissue paper	15,000		To be determined	To be determined	Paper machine construction agreement expected to be signed in 2014.

*: Paper machines under renovation, under construction, or in the planning stage.

**: PM4 and PM5 have a total coating capacity of 2,500 tonnes per year.

***: The cost of the paper machine is funded and owned by Orient Paper Shengde, while all of the ancillary facilities that support the PM5 corrugating medium paper manufacturing operation are built and owned by Orient Paper HB. For the year ended December 31, 2013, Orient Paper Shengde charges Orient Paper HB an equipment lease that was approximately $1,903,363 for the use of the new corrugating medium paper machine.

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

We have implemented a plan to renovate one of the old production lines that have been idle since the end of year 2007. We previously made papers with anti-counterfeit features from that production line. When the renovation is completed, we intend to produce the base paper (a high quality white graphic paper) that we currently procured from outside supplier for the production of our digital photo paper from the renovated production line. Eventually we plan to produce other high-profit margin specialty papers from the renovated production line. Our currently plan is to complete the renovation project, install a new production and marketing team, and launch the specialty paper production line as PM7 by the end of year 2014.

We have commenced our expansion into the household/tissue paper market by announcing in January 2013 that we signed a 15-year lease on some 49.4 acres of land in the Economic Development Zone in Wei County, Hebei Province, China on November 27, 2012 for the purpose of developing a new tissue paper production plant. We plan to build two tissue paper production lines, each with 15,000 tonnes/year capacity, and other packaging facilities and infrastructures on the leased land. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines (PM8) in Wei County. Construction period for PM8 is expected to end in the third quarter of 2014 to be readied for the test operations in the fourth quarter of 2014. Total estimated cost of the PM8 tissue paper project (not including our construction cost of infrastructures in the Wei County Industrial Park) is estimated to be up to $56.8 million.

We have decided to take voluntary action to renovate our 150,000 tonnes/year corrugating medium PM1 in anticipation of increased regulatory concerns on energy efficiencies and to further upgrade the quality of our corrugating medium products. Rather than converting PM1 to a corrugating medium paper machine with expanded 250,000 tonnes/year capacity as original planned, the Company decided in 2013 that the best solution to the renovation, given the market condition and the effect on our waste water treatment capability, appears to be converting PM1 to a produce insulation liner paper with a designed capacity of 50,000 tonnes/year. We intend to produce insulation liner paper and sell it to manufacturers of wall insulation paper, which is used as a construction material for building wall and flooring insulation. The manufacturing process of insulation liner paper is similar to that of the corrugating medium paper and also uses recycled paper boards as a major source of raw material. The renovation has started in January 2013 and is expected to cost approximately $6.8 million. We expect the renovated PM1 to come online for test production in the early second quarter of 2014.

Raw Materials and Principal Suppliers

The supplies used in our production processes are comprised mainly of recycled paper board (or Old Corrugating Cardboard or “OCC,” as commonly referred to in the United States) and printed and unprinted recycled white scrap paper, all of which are readily available items for which there are multiple domestic and foreign sources. We currently purchase all of our recycled paper supplies from domestic recycling stations and do not rely on any imported recycled paper. We also purchase coal and chemical agents from nearby suppliers.  Ongoing inflationary pressures and higher demand for recycled paper could lead to an increase in our costs of raw materials and production, which we may or may not be able to pass to our customers.

We sign annual raw materials supplier contracts with our suppliers.  Although we have supplier contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2013, we had three large suppliers which accounted for approximately 75%, 10% and 7% of total major purchases, respectively.

For the years ended December 31, 2013 and 2012, our top suppliers were as follows:

	2013 Purchase	2012 Purchase
	Amount ($USD,	Amount ($USD,
	net of applicable	net of applicable
	VAT)	VAT)
Company A	60,060,370	83,761,279
Company B	7,689,003	8,373,473
Company C	5,330,481	-

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

Nine Dragons Paper (Holdings) Limited (“ND Paper”), based in Guangdong Province (located in southern China), is the largest paper manufacturer in China and primarily produces kraft paper and high-strength corrugating medium paper with annual capacity of 13.5 million tonnes.  ND Paper has reported that it has five production lines in the city of Tianjin with a total designed capacity of 2.15 million tonnes, producing products of karft paper, high strength corrugating medium paper, and grey-back duplex board.

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

Cost advantage.  Unlike some of our out-of-province competitors who must set up interim warehouses and ship products from their production base to such interim warehouses close to customer base in Beijing, because we are approximately 60 miles (100 kilometers) from Beijing, the cultural center of China and our largest target market, there is no need for us to set up interim warehouses.  While we don’t separately pay for transportation cost on raw material purchases, the transportation cost included in the raw material purchase price from our recycled paper suppliers is lower than the transportation cost paid by our competitors in the province of Shandong.  We also enjoy lower transportation cost for coal, a major source of energy used in our production process.  Similarly, our customers pay trucking companies to pick up their orders from our finished goods warehouse in Baoding.  The trucking cost our customers pay is lower than what they would pay if they had to pick up goods from offsite locations further away from Beijing.  Tianjin, another large urban center, is also approximately 60 miles from our facilities.  Baoding city itself is also home to numerous printing and packaging companies. We therefore have lower freight costs and other associated costs of sales, enabling us to charge lower prices, if necessary, for our products. Our geographical advantage and easy access to cheaper raw materials allow us to implement a more flexible inventory purchase policy, improve inventory management, lower our purchase price and reduce our production cost.  Additionally, because we buy all recycled paper raw materials from Beijing and Tianjin, rather than from the United States or Japan, our purchase lead time is shorter as compared to manufacturers which reply on import recycled papers.

Research and Development

Our R&D activities are carried out by a task force led by a group of 5 senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling and digital photo paper manufacturing) to R&D expenses and incurred $25,125 and $21,636 in R&D expenses for the years ended December 31, 2013 and 2012, respectively. Our R&D efforts in year 2013 has focused on evaluating and developing new products that are in the pipeline for year 2014, including the production and packaging technology of tissue paper and the manufacturing process of insulation liner paper.

In addition to PM1, which is being converted to produce insulation liner paper, we have another idle production line that is under renovation. Since the fourth quarter of year 2010, we have spent approximately $1.57 million in machine parts and new components to renovate one smaller white paper production line, which we expect will be able to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper, and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the renovation project, we cannot guarantee the launch of the specialty paper production (which is tentatively scheduled for the fourth quarter of 2014) and the success of such renovation.

Intellectual Property

Orient Paper HB has registered one trademark with the Trademark Bureau under the State of Administration for Industry & Commerce, which remains effective through April 6, 2014. We have applied for a renewal as of March 7, 2014.

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

Since the implementation of the State Council’s “Decisions on Environmental Protection Issues” in 1996, the PRC paper industry has been subject to more rigorous environmental standards.  We believe that we are one of the few major paper manufacturers in Hebei Province to obtain a Pollution Discharge Permit, which enables us to operate in compliance with PRC environmental regulations. We were first issued the permit in September 1996 and since we have remained in line with the PRC’s restrictions on carbon dioxide and sulfur oxide byproducts, have successfully renewed the permit each year. Our last renewal of the Pollution Discharge Permit was issued in January 10, 2014, and is effective until January 9, 2015.

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

Employees

As of December 31, 2013, we have approximately 583 full time employees.  The Company provides private insurance coverage for any workplace accident or injury for all operators of paper milling machinery in the workshops.  These employees are organized into a labor union under the labor laws of the PRC and can bargain collectively with us.  We generally maintain good relations with our employees and the labor union.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Item 1A.                Risk Factors

Risks Relating to our Business

Our liquidity position poses risk to our operations, especially our capacity expansion projects.

As of December 31, 2013, we had current assets of approximately $26.0 million and current liabilities of approximately $28.4 million (including amounts due to related parties for approximately $2.3 million), resulting in a working capital deficiency of approximately $2.4 million. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. In the event that we fail to raise funds or negotiate terms of the current liabilities sufficient to meet our liquidity needs, we may be forced to substantially curtail our operations or otherwise take measures that would materially and adversely affect our business, results of operations and business prospects.

Of all of our current liabilities, the largest item is the semi-annual principal installment repayment obligations for $8.3 million under the sale-lease back agreement that we entered into in June 2013. We obtained approximately $24 million from the three-year sale-lease back financing transaction and used the proceeds to pay for part of the construction cost of the tissue paper facilities in the Wei County Industrial Park.

On March 3, 2014 we obtained a revolving line of credit facility under which we may draw notes payable for approximately $3.3 million from Shanghai Pudong Development Bank. Hebei Fangsheng Real Estate Development Co. Ltd., which is controlled by our Chairman and CEO Mr. Zhenyong Liu, unconditionally provides certain land use rights that it owns as collateral to secure its guarantee of the notes.

On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu agrees in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in the normal course of business. The accrued interest owned to Mr. Liu was approximately $566,343 and was recorded as part of the current liabilities as of December 31, 2013.

In addition to the working capital deficit, we had entered into contracts (mostly related to the construction of new tissue paper facilities and infrastructures at the Wei County Industrial Park) with capital expenditure commitments for approximately $51,673,158 as of December 31, 2013. We intend to pay for these capital expenditure commitments with cash flows from operating activities and additional debt financing in next 12 months. We generated approximately $30 million of cash from operating activities in the year of 2013 and expect to be able to generate at least the same amount of cash in year 2014. On March 7, 2014, Hebei Tengsheng Paper Co. Ltd., which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County Industrial Park and leases about one-fourth of the premises to Orient Paper HB as our production base of tissue paper and other future facilities, agreed in writing to unconditionally provide the 330 acres of land use right as third party collateral for additional bank borrowings in 2014 by Orient Paper HB. Based on the current market value of the land use rights and a 50%-60% loan out ratio, we estimate the maximum amount of debt financing with the entire 330 acres of Wei Country land will be between $36.6 million and $44.0 million.

On March 21, 2014 the provincial branch of the Industrial & Commercial Bank of China (“ICBC”) approved a new maximum total banking credit facility for Orient Paper HB for approximately $24.5 million in the year of 2014. We already had various working capital loans for a total of $6.5 million from ICBC as of December 31, 2013, which means that we may be able to draw additional financing under the maximum ICBC facility for up to $18 million. We expect the ICBC may tap into some of the above 330 acres of land use rights as security. If we are unable to obtain sufficient banking facilities or generate sufficient operating cash flow internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

Our loan-to-equity ratio was 30.10% as of December 31, 2013. Our debt-asset ratio was 23.13% as of December 31, 2013. According to a search conducted by www.chinadiaoyan.com, the industry average of debt-asset ratio was 53.06% as of September 30, 2013 for the 20 large paper mills that are publicly listed in China. Of the 20 paper mill companies publicly listed in the Chinese stock exchanges, the top 6 (ranked by total revenue) all had debt-asset ratio exceeding 60%. Aside from the short-term liquidity situation, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably expand our financial debt leverage to provide capital for future growth.

As management believes it can secure financial resources to satisfy the Company’s current liabilities and the capital expenditure needs in the next 12 months, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies in the normal course of operations, adjustments would be required to our consolidated financial statements to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

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

We operate our businesses in China though Orient Paper HB. Our chairman, CEO and 27.94% shareholder, Zhenyong Liu owns 93.26% of the equity interest in Orient Paper HB. Conflicts of interests between his duties to us and to Orient Paper HB may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

We anticipate to incur significant capital expenditures in 2014.

We have been implementing significant capital expenditure projects of tissue paper and PM1 renovation since the end of year 2012 and will continue to invest in capital-intensive capacity expansion projects in 2014. We have substantially increased our debt leverage to fund these projects. As of December 31, 2013, we had approximately $51,673,158 in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we will eventually build two tissue paper production lines PM8 and PM9 and install other paper production machineries in the future. If we cannot fund or effectively manage our capital expenditures or if our capital expenditures do not lead to the results we anticipate, our business, financial position and operating performance may be materially and adversely affected. An increased debt burden may also materially and adversely affect our liquidity, financial condition and our business. If we are unable to obtain sufficient funding through bank borrowings or generate sufficient operating cash flows internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

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

We might be negatively affected by the industry capacity elimination mandated by the government.

According to “The Twelfth ‘Five-Year Plan’ for the Chinese Paper Industry,” published jointly by the National Development and Reform Commission, the Ministry of Industry and Information Technology, and the National Forestry Bureau in December 2011, the central government of China has determined that during the five-year period ending year 2015, the government will seek to further eliminate more than 10 million tonnes of current paper production capacity. The goal is, through mandatory capacity elimination and industry consolidation, to transform the paper industry landscape into one where there are more than 20 one-million-tonnes-and-above manufacturers. As of year 2010, only the top-10 paper manufacturers in China have annual production capacity of over one million tonnes. According to the MIIT announcement on September 6, 2012, 9.9 million tonnes of paper production capacity was ordered to shut down in year 2012. The MIIT has again announced on July 25, 2013 the list of outdated paper capacities for the first phase of the mandatory closure of year 2013. A total of 6.21 million tonnes of paper manufacturing capacities across the country are required to be shut down in the July 25, 2013 list (the “2013 Mandatory Closure”), including 930,800 tonnes in the province of Hebei, the area hardest hit two years in a row. Unlike the mandatory closure programs in the previous years when most of the capacities shutdown related to small-scale local mills usually with less 50,000 tonnes of production capability without proper water treatment practice, the 2013 Mandatory Closure includes a number of large capacities (up to 226,000 tonnes per line) owned by six large public-traded paper manufacturing companies in China.

We have continued to focus on updating our production facilities to improve the operating and energy efficiency and reduce pollution. Based on our discussions with the regulators, we believe that none of our production facilities are currently targeted for mandatory capacity reduction. Based on information currently available to us, we do not expect that we would be ordered to reduce or shut down our production capacities. However, the Chinese government has broad discretion in determining the facilities subject to its production elimination mandate, and we cannot assure you that the government would not require us to shut down some or all of our production capacities. If we were forced to shut down one or more of our production facilities, our business, prospectus, financial condition and results of operations may materially and adversely affected. Depending on the scope of the government capacity elimination order, we could be forced to cease some or all of our operations.

Our digital photo paper operations will be relocated in the next few years due to an upcoming land use zoning change

Under a Xushui County urban redevelopment plan, the location of our digital photo paper operations will be converted from industrial use to commercial and residential use. As of December 31, 2013, there has been no executive order from the local government setting the deadline for the relocation. However, we have been under increasing pressure from the neighboring residents and the local government to relocate from our current location, which is increasingly surrounded by residential buildings. In addition, we expect the government will require the relocation be implemented within the next 4 years. While we are exploring different possibilities of moving the digital photo paper facilities to other locations that the Company owns or leases, including the new Industrial Park in Wei County, Hebei, China, we cannot assure you that the Company will be able to identify an ideal new location before the local county government orders us to implement the relocation.

Before we are able to relocate the digital photo paper operation to a new industrial area, the current 16-hour per day production schedule may be further limited

Because our digital photo paper operation is in a location increasingly surrounded by newly developed residential projects, the nightly operation of our current manufacturing schedule at the digital photo paper plant may be further restricted by the local County government, which has received numerous complaints about noises and disturbance by community residents. Although we have operated under the curtailed but stable daily operational schedule for more than one year, we are unable to predict the degree to which such restriction will affect our production, but we do expect some reductions in production activities in the next few years.

If Orient Paper HB fails to comply with covenants in its loan agreements, its lenders may allege a breach of a covenant and seek to accelerate the loan or exercise other remedies, which could strain our cash flow and harm our business, liquidity and financial condition.

Orient Paper HB received loans from commercial banks to fund its operations. Typically, these loans are made pursuant to customary loan agreements which contain representations and warranties about its business, financial covenants to which Orient Paper HB must adhere and other negative covenants in respect of its operations. Under some of these agreements, Orient Paper HB may be required to obtain the consent of its lenders prior to entering into its contractual arrangement with us but Orient Paper HB did not receive such prior consent. To date, our lenders have not given us any notice of default or otherwise objected to our contractual arrangements with Orient Paper HB. If any lender raises any concern in this regard, we intend to secure a waiver from our lenders, but cannot assure you that we will successfully do so. If we cannot obtain such a wavier and Orient Paper HB’s lenders declare it to be in default under the loan agreements, they may accelerate Orient Paper HB’s indebtedness to them which would negatively affect our cash flows and business operations.

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

We have purchased property base insurance from Property Insurance and Casualty Company Limited, valid from July 2013 through July 2014. However, if any of the abovementioned events were to occur, we may be unable to meet customer demand, which may adversely affect our sales and net income.

Our certificates, permits, and licenses related to our papermaking operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

Due to the nature of our business, we are subject to environmental, health, and safety laws and regulations, including those related to the disposal of hazardous waste from our manufacturing processes. Compliance with existing and future environmental, health and safety laws could subject us to future costs or liabilities; impact our production capabilities; constrict our ability to sell, expand or acquire facilities; and generally impact our financial performance. Under the original factory land lease dated January 2, 2002, Orient Paper HB was obligated to return the land to the government to its original condition prior to the expiration of the lease. As such, Orient Paper would have to accrue the cost estimated to return the land to its prior condition over the 30-year life of the lease. However, on March 15, 2010, an amendment to the original January 2, 2002 lease was signed and removed the obligation of Orient Paper HB to return the land to its condition prior to the expiration of the lease. The management of the Company thus believes that no liabilities under the lease should be accrued as of December 31, 2013. Nevertheless, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate any sites, which could be identified in the future for cleanup, could be higher than expected.

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for failure to maintain a valid permit. We renewed our Pollution Discharge Permit in January 2014. Our latest permit is effective from January 10 2014 through January 09, 2015. An application to renew will be filed with the local environment protection agency before the expiration.

The failure by us to obtain any certificate, permit, and license necessary for our operations or failure by us to obtain the renewal of any such certificate, permit or license may materially and adversely affect our business, prospects, financial condition and results of operation.

Compliance with environmental regulations is expensive, and noncompliance may result in adverse publicity and potentially significant monetary damages and fines or suspension of our business operations.

We are required to comply with all Chinese national and local regulations regarding the protection of the environment. Compliance with environmental regulation is expensive. The Chinese government is adopting more stringent environmental protection and operational safety regulations and the costs of complying with these regulations are expected to increase. Although we have obtained all of the necessary approvals and permits for our production facilities currently existing, we cannot assure you that we will be able to comply with all applicable environmental protection and operational safety requirements, and obtain all of the required governmental approvals and permits that may be or may become applicable to us on a timely basis, or at all, or will be able to complete all our registrations and filings with the government, in time for our future projects. The relevant governmental authorities may impose on us fines for any non-compliance, set deadlines for rectification, and order us to cease construction or production if we fail to comply with their requirements.

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

In the last few years, the central government of China has adopted policies to force the elimination of small, inefficient competitors in certain industries (e.g., coal, steal, paper and cement) where production produces pollutants to the environment. In the paper industry, the government has implemented two rounds of “mandatory closures” in years 2010 and 2011 and forced hundreds of small paper mills across China to shut down. The purpose of the mandatory closure is to make sure that the market is left with only an optimal number of medium to large competitors, which size and financial resources are such that production efficiency can be enhanced and environment protection measures will not be compromised. The paper mills or production lines affected by the mandatory closures are typically with capacities of less than 50,000 tonnes. The central government of China has announced that, during the “Twelfth Five-Year Plan” period of 2011 through 2015, it intends to eliminate more than 10 million tonnes of paper production capacity nationwide. It is commonly believed that further mandatory of small and inefficient capacities will continue to be shut down in year 2014 and the following years. Although we do not believe any of our production line is in danger of being targeted by the government, if we are unable to maintain our competitiveness by replacing old production equipments with larger, newer equipments and by maintaining our water-treatment capability, over time we may be required by the government to increase capital investments to keep up with the competition if industry consolidation intensifies.

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

The SEC’s recent administrative proceedings against five China-based accounting firms, including a former mainland China affiliate of our independent registered public accounting firm, may significantly and adversely affect our ability to comply with the requirements for financial statements as a reporting company.

The SEC has brought administrative proceedings against five accounting firms in China recently, alleging that they refused to hand over documents to the SEC for ongoing investigations into certain China-based companies. We were not and are not subject to any such SEC investigations, nor are we involved in the proceedings brought by the SEC against the accounting firms. However, a former mainland China affiliate of our independent registered public accounting firm is one of the five accounting firms named in the SEC’s proceedings and we may be adversely affected by the outcome of the proceedings, along with other U.S.-listed companies audited by these accounting firms. If the SEC prevails in the proceedings, the former mainland China affiliate of our independent auditors and other four accounting firms in China in the proceedings may be barred from practicing before the SEC and hence unable to continue to be the auditors for China-based companies. If none of the China-based auditors are able to continue to be auditors for China-based companies listed in the U.S., we will not be able to meet the reporting requirements under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, which may ultimately result in our deregistration from the SEC and delisting from the NYSE MKT.

We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

As the insurance industry in China is still in an early stage of development, insurance companies in China currently offer limited business insurance products. We do not have any product liability insurance or business interruption insurance. Based on the insurance products available in China, even if we decide to take out business interruption coverage, such insurance as currently available offers limited coverage compared to that offered in many other jurisdictions. Any business disruption, natural disaster, or product liability claim could result in our incurring substantial costs and diversion of resources, which would have an adverse effect on our business and results of operations.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Financial Management website of http://fms.treas.gov/intn.html, as of December 31, 2013, $1 = 6.0540 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Orient Paper HB’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,145,900 as opposed to RMB 6,054,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Orient Paper HB has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $143,635 as opposed to $165,180 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 35.29% appreciation of the Renminbi against the U.S. dollar as of December 31, 2013. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

Any recurrence of an epidemic of Severe Acute Respiratory Syndrome (SARS) or Avian Influenza A (H7N9) or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem (such as Avian Flu H7N9) in the PRC, where all of our revenues are derived, could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of any of our two locations in the city of Baoding that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

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

As of December 31, 2013, there were 18,753,900 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 28.72% of our common stock. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 27.94% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 28.72% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE MKT.

We may not continue to pay cash dividends and any return on investment may be limited to the value of our common stock.

While we intend to retain the majority of any future earnings for use in the operation and expansion of our business, we did declare four quarterly cash dividends in April of 2012, as well as in November 2013. Although it is likely that our Board of Directors will continue the quarterly cash dividend as a regular dividend policy in the coming years, there is no guarantee that the cash dividend will not be discontinued or reduced. Should we decide to continue the cash dividend, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While there has not been any detected significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2013, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

The land of our major operating entity and our main production base (the “Xushui Paper Mill”), comprising 200 mu, or approximately 33 acres, of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031.  The lease requires an annual payment of approximately $19,633 (RMB 120,000) due by June 30 every year.

The remaining 58.06 mu, approximately 9.5 acres, of land (the “Headquarter Compound”) on which our principal executive offices and other production facilities are situated (including the two digital photo paper production lines), was obtained by Orient Paper HB pursuant to a land use right granted by the local government on March 10, 2003.  Orient Paper HB obtained the right to use the 58.06 mu of land for 50 years through March 10, 2053.  The purchase price of the land use right was approximately $2,375,202 (RMB14,984,200), which was fully paid on March 8, 2005.

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.28 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $161,439. As a condition for the sale of the Dormitories, Hebei Fangsheng agrees that it will act as an agent for the Company, which does not have the qualification to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further represents that it will not seek to profit from the resale of the Dormitories units and will allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. As of December 31, 2013, the sale of the LUR and Industrial Buildings has been completed. The Company generated a total sales price of $3,920,927 and a net gain on disposal of approximately $84,972. Land appreciation tax and other transactional taxes and fees in the amount of approximately $235,556 are paid out of the proceeds of the sale to various local government tax authorities. We expect the sale of Dormitories will be closed in the second half of 2014. Net proceeds from the sale will be in the approximate total amount of $7.96 million and are expected to be used to fund our tissue paper production line construction.

We have not identified new locations for the office and the digital photo paper workshop but are exploring the possibility of moving the headquarters office to near our Xushui Paper Mill. We may also consider moving the digital photo paper operations to the new industrial park in Wei County.

In the spring of 2010, we initiated the process of acquiring approximately 667,000 square meters of land adjacent to our Xushui Paper Mill and have received governmental approval for our capacity expansion plan. However, since the start of the acquisition process, we have met significant opposition by certain local residents over the price that we offered for their land. On April 13, 2012, we closed our acquisition of 58,566 square meters of land and secured all associated land use right permits. For the 58,566 square meters of land acquired, we paid a total of $7.5 million for various payments of compensation, taxes, and recording fees to the sellers and the local government.

As of December 31, 2013 we had a prepayment in the amount of $1,492,098 in respect of a land use right purchase from the local residents’ council made on October 26, 2012 for the entitlement of land use right for some 54,267 square meters of land located inside of our Xushui Paper Mill. The entitlement process of the purchase is expected to be completed in year 2014.

As of December 31, 2013, our facilities include a total of 7 production lines (PM2 through PM6, plus PM1 and PM7, both idle and undergoing a renovations), 4 warehouses, 1 office building, 2 cafeterias, and 6 dormitories (of which three are pending for entitlement procedures as a result of sale to Hebei Fangsheng in August 2013).

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Orient Paper’s common stock is quoted on NYSE MKT Equities under the symbol “ONP”.

The range of high and low bid quotations by quarter from January 1, 2012 through December 31, 2013 is listed below. The quotations are taken from the NYSE MKT. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transaction prices.

Calendar Quarter	High Bid	Low Bid
2012 First Quarter	4.84	3.15
2012 Second Quarter	3.81	1.87
2012 Third Quarter	2.66	1.95
2012 Fourth Quarter	2.10	1.66
2013 First Quarter	3.19	1.71
2013 Second Quarter	1.86	1.43
2013 Third Quarter	2.37	1.48
2013 Fourth Quarter	2.95	1.62

As of March 1, 2014, we had approximately 3,100 shareholders of record of our common stock.

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

On November 21, 2013, the Company declared another quarterly dividend of $0.005 per share to shareholders of record as of November 29, 2013. The dividend was paid on December 10, 2013. Total dividends declared and paid for the year ended December 31, 2013 were $323,032.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

Equity Compensation Plan Information

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 Incentive Stock Plan (the “2011 ISP”) as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2011 ISP's administration. No stock or option was issued under the 2011 ISP until January 11, 2012, when the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company. On December 31, 2013, the Compensation Committee granted remaining 265,416 shares of restricted common stock to 39 recipients who are employees, officers and directors of the Company.

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. On December 31, 2013, the Compensation Committee granted 31,584 shares of restricted common stock under the 2012 ISP to 39 recipients who are employees, officers and directors of the Company.

The total number shares of common stock under the 2011 and 2012 ISPs, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2013, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	168,416	*
Equity compensation plans not approved by security holders	-	n/a	-
Total	n/a	n/a	168,416

 * All shares remaining available for future issuance are under the 2012 ISP.

Recent Sales of Unregistered Securities

On January 12, 2012, the Company’s Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company. The shares, which are issued out of the 2011 ISP that was approved by the 2011 Annual General Meeting, have not been registered with the Securities and Exchanges Commission. See “Equity Compensation Plan Information” above for details of the 2011 ISP.

On December 31, 2013, the Company’s Compensation Committee granted 297,000 shares of restricted common stock to 39 recipients who are employees, officers and directors of the Company. The shares, which are issued out of the 2011 ISP and 2012 ISP that are pre-approved by the 2011 and 2012 Annual General Meetings, have not been registered with the Securities and Exchanges Commission. See “Equity Compensation Plan Information” above for details of the 2012 ISP.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Company Stock Performance

The above graph compares the cumulative total stockholder return from January 29, 2008, the date of our common stock first began quoted on the Over-the-Counter Bulletin Board with a reverse-split adjusted price of $2.04/share, through March 5, 2014, for our existing common stock, the S&P 500 Index and the NASDAQ Composite Index. We have assumed that dividends have been reinvested, and the returns of each company in the S&P 500 Index and the peer groups have been weighted to reflect relative stock market capitalization. The graph above assumes that $100 was invested on January 29, 2008, in each of our existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising the NASDAQ Composite Index.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial information of the Company. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Revenues	$125,718	$151,117	$150,747	$123,990	$102,143
Gross profit	$23,326	$27,056	$32,950	$26,176	$20,035
Selling, general and administrative expenses	$4,567	$3,361	$2,518	$3,074	$2,029
Loss on impairment of assets (1)	$-	$(2,762)	$-	$-	$-
Gain (Loss) from disposal of property, plant and equipment (2)	$85	$45	$(321)	$(1,115)	$-
Income from operations	$18,843	$20,979	$30,111	$21,986	$18,006
Depreciation	$7,795	$8,383	$4,425	$4,148	$3,510
Interest expense	$996	$872	$700	$633	$728
Net income	$13,015	$14,673	$21,649	$15,552	$12,720
Basic earnings per share	$0.71	$0.79	$1.18	$0.89	$1.04

CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$3,131	$13,140	$4,165	$11,348	$6,950
Accounts receivable, net	$3,327	$2,836	$3,821	$1,839	$2,057
Inventories	$11,428	$15,104	$10,008	$7,423	$6,926
Property, plant and equipment, net	$178,535	$122,391	$114,651	$87,446	$55,304
Total assets	$209,526	$162,846	$144,958	$115,506	$71,700
Total liabilities	$48,473	$20,078	$17,432	$13,964	$15,425
Total shareholders' equity	$161,053	$142,769	$127,526	$101,542	$56,275

(1)	The impairment loss in 2012 is related to the planned demolition of certain equipments and parts under the renovation project of the corrugating medium PM1.
(2)	The loss from disposal of property, plant and equipment in 2010 was mainly attributable to the demolition of an old corrugating medium paper production line, which location was part of the current workshop that houses our new corrugating medium PM6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this annual report.

Results of Operations

Revenue for the year ended December 31, 2013 was $125,717,630, a decrease of $25,399,176 or 16.81% from $151,116,806 for the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper (“CMP”) for the year ended December 31, 2013 was $120,747,633, a decrease of $24,181,159 or 16.68% from $144,928,792 for the previous year in 2012.  The decrease was primarily because of the suspension of production at one of our CMP production lines for renovation since January 2013. Revenue from the suspended paper machine PM1 during the year of 2012 was $28,572,825 (or 118.16% of the decrease in sales of total offset printing paper and corrugating medium paper in 2013) and was $nil in 2013. Other factor contributing the net decrease include (1) declines in Average Selling Prices (“ASPs”) for both CMP and offset printing paper products in 2013, as discussed in details below, and (2) production interruption in the first quarter of 2013 by the extended government environmental inspections of our facilities. Nevertheless, we compensated the loss in revenue from the above factors with a higher ramp up at our CMP production PM6, especially in the second half of year 2013. PM6 produced 25,672 tonnes of CMP in the month of December 2013, which represents a monthly utilization of 85.57%, versus an annual utilization rate of 48.82% for the year of 2012.

Total offset printing and corrugating medium paper sold during the year ended December 31, 2013 amounted to 275,745 tonnes, a decrease of 46,319 tonnes or 14.38%, compared to 322,064 tonnes sold in the comparable period in the previous year. As previously announced, we suspended in January 2013 the operation of PM1, which produced and sold 78,742 tonnes of corrugating medium paper during year 2012, for a production line renovation project. All of the CMP produced and sold in 2013 was by PM6 and totaled 217,136 tonnes, as compared to only 175,758 tonnes in 2012. The increase of 41,378 tonnes of CMP produced and sold by PM6 represents an increase of 23.54% as a result of the ramp up. The changes in revenue dollar amount and in tonnage from the year ended December 31, 2013 are summarized as follows:

	Year Ended		Year Ended				Percentage
Sales	December 31, 2013		December 31, 2012		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.	Amount

CMP-by PM6	217,136	$80,896,026	175,758	$67,255,876	41,378	$13,640,150	23.54%	20.28%
CMP-by PM1	-	$-	78,742	$28,572,825	(78,742)	$(28,572,825)	n/a %	n/a %
Total Corrugating Medium Paper	217,136	$80,896,026	254,500	$95,828,701	(37,364)	$(14,932,675)	-14.68%	-15.58%
Offset Printing Paper	58,609	$39,851,607	67,564	$49,100,091	(8,955)	$(9,248,484)	-13.25%	-18.84%
Total Corrugating Medium and Offset Printing Paper Revenue	275,745	$120,747,633	322,064	$144,928,792	(46,319)	$(24,181,159)	-14.38%	-16.68%

Monthly sales revenue (excluding revenue of digital photo paper) for the 24 months ended December 31, 2013, are summarized below:

The ASPs for our main products in the year ended December 31, 2012 and 2013 are summarized as follows:

	Offset Printing Paper ASP	Corrugating Medium Paper ASP

Year ended December 31, 2012	$727	$377
Year ended December 31, 2013	$680	$373
Increase(decrease) from comparable period in the previous year	$(47)	$(4)
Increase(decrease) as a percentage	-6.46%	-1.06%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 24 month period ended December 31, 2013:

Corrugating Medium Paper

Revenue from corrugating medium paper amounted to $80,896,026 (or 67.00% of total offset printing paper and corrugating medium paper revenue) for the year ended December 31, 2013, representing a $14,932,675 (or 15.58%) decrease from the corrugating medium paper revenue of $95,828,701 for the comparable period in 2012.  We sold 217,136 tonnes of corrugating medium paper in the year ended December 31, 2013 as compared to 254,500 tonnes for the same period in 2012, representing a 14.68% decrease in quantities sold. As explained above, the decrease is mainly due to the suspension of operation at PM1, which produced $28,572,825 of CMP revenue in 2012 and none in 2013. ASP for corrugating medium paper also dropped slightly from $377/tonne in 2012 to $373/tonne in the year ended December 31, 2013, representing a 1.06% decrease over the comparable period.  Despite the temporary loss of PM1 capacity and lower ASP, the ramp up of our new 360,000 tonnes/year CMP production lime PM6 produced more paper in 2013 than in 2012. Compared to 2012, PM6 produced and sold some additional 41,378 tonnes of CMP for $13,640,150 in 2013.

Our quarter-over-quarter ASP for CMP products has been recovering slightly since the second quarter of 2013. For the quarter ended December 31, 2013, ASP for CMP rose to $373/tonne from $369/tonne (or 1.08%) in the comparative period in 2012. We interpret the 1.08% recovery and similar trend since the second quarter of 2013 in CMP ASP as a sign of stabilization for the downward pressure in the Chinese packaging paper industry, which is largely affected by the slowdown of the domestic economic growth since the end of 2011 and an over-supply within the Chinese paper industry.

To cope with the contraction in paper product demand, nationwide capacity surplus and environmental pollution caused by smaller producers, the Ministry of Industry and Information Technology of China announced on July 25, 2013 the list of outdated paper capacities for the first phase of the mandatory closure of year 2013. A total of 6.21 million tonnes of paper manufacturing capacities across the country are required to be shut down in the July 25, 2013 list, including 930,800 tonnes in the province of Hebei, the area hardest hit two years in a row. We believe the central government’s 2013 mandatory capacity closure has had some substantial effects on the supply of paper in the Chinese market. Unlike the mandatory closure programs in the previous years when most of the capacities shut down related to small-scale local mills usually with less 50,000 tonnes of production capability without proper water treatment practice, the closed production lines in the 2013 mandatory closure list include a number of large capacity paper machines (up to 226,000 tonnes per line) and six large public-traded paper manufacturing companies in China. However, despite the mild economic recovery and the government's continued elimination of outdated capacity, the consensus among industry analysts, appears to be that paper ASPs in China may continue to stay the same level as in 2013 for the coming months. We believe that while the ASP for the corrugating medium paper may not substantially decline, the price may not noticeably improve in year 2014.

We launched the new 360,000 tonnes/year PM6 in December 2011. In December 2013 and for the first time since the launch of this production line, we produced more than 25,000 tonnes (or approximately 83% of the monthly utilization) of CMP at PM6. Quantities sold for units produced by PM6 from January 2012 to December 2013 are as follows.

We are cautiously confident that, barring unforeseen events of production disruption, we should be able to maintain higher PM6 utilization rates in 2014 and afterwards.

Offset Printing Paper

Revenue from offset printing paper amounted to $39,851,607 (or 33.00% of total offset printing paper and corrugating medium paper revenue) for the year ended December 31, 2013, which represents a $9,248,484 (or 18.84%) decrease from the offset printing paper revenue of $49,100,091 for the comparable period in 2012.  We sold 58,609 tonnes of offset printing paper in the year ended December 31, 2013 compared to 67,564 tonnes of offset printing paper in the comparable period in year 2012, a decrease of 8,955 tonnes or 13.25%.  In addition to the decline in quantities produced and sold in 2013 (mainly due to the production interruption in the first quarter of 2013 during a prolonged government environmental inspection period), a declining offset printing paper ASP in year 2013 compared to year 2012 also contributed to the decrease of total offset printing paper revenue in 2013. We sold offset printing paper at an ASP of $680/tonne in the year of 2013, which is 6.46% lower than the ASP of $727/tonne in year 2012.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $4,969,997 (or 3.95% of total revenue) for the year ended December 31, 2013, a decrease of $1,218,017 or 19.68% from $6,188,014 (or 4.09% of total revenue) for the year ended December 31, 2012. When comparing to the year ended December 31, 2012, the ASP of our digital photo paper in 2013 decreased slightly from $3,858/tonne to $3,871/tonne, representing a year-over-year change of 0.34%. There are more residential buildings and residents living in the surrounding areas of our digital photo paper plant than just a few years ago. We have been under increasing pressure since October 2012 by local residents and from government urban planning officials to minimize our operations during night time, which resulted in a curtailment of our production schedule. We sold 1,284 tonnes of digital photo paper in the year ended December 31, 2013, as compared to 1,604 tonnes in the same period a year ago. We continue to believe the market demand and the ASP for commercial applications of the digital photo paper may not fully recover until fundamental improvements in the PRC domestic economy take place.

Changes in sales revenue and quantities sold of our digital photo paper for the years of 2013 and 2012 are summarized as follows:

	Year Ended		Year Ended				Percentage
Sales	December 31, 2013		December 31, 2012		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty. (Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount
Digital Photo Paper	1,284	$4,969,997	1, 604	$6,188,014	(320)	$(1,218,017)	-19.95%	-19.68%

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2).   Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from January 2012 to December 31, 2013 are summarized as follows:

Digital Photo Paper ASP (USD/tonne)
January 2012 to December 2013
5,000
4,500
4,000
3,500
3,000
Selling Price USD/Tonne
Jan-12
Mar-12
May-12
Jul-12
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Month

Digital Photo Paper Monthly Sales Quantity (Tonnes)
January 2012 to December 2013
200.00
150.00
100.00
50.00
-
Monthly Quantities Sold (Tonne)
Jan-12
Mar-12
May-12
Jul-12
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Month

Digital Photo Paper Monthly Sales (USD in Thousands)
January 2012 to December 2013
800
700
600
500
400
300
200
100
0
Monthly Sales (USD in Thousands)
Jan-12
Mar-12
May-12
Jul-12
Sep-12
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Month

Cost of Sales

Total cost of sales for corrugating medium paper and offset printing paper for the year ended December 31, 2013 was $98,428,893, a decrease of $20,883,229 or 17.50% from $119,312,122 for the comparable period in 2012.  Cost of sales for total corrugating medium paper amounted to $65,995,811 for the year ended December 31, 2013, as compared to $78,139,499 for the year of 2012. Because of declining raw material price since the second quarter of 2013 (see details below), average cost of sales per tonne of corrugating medium paper went down from $307 in the year of 2012 to $304 in year 2013, while average cost of sales per tonne of offset printing paper also went down from $609 in the year of 2012 to $553 in year 2013. Changes in cost of sales and cost per tonne by product for the years ended December 31, 2013 and 2012 are summarized below:

	For the Year ended			For the Year ended
	December 31, 2013			December 31, 2012			Change in			Change in percentage
	Cost of Sales	Cost per tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per tone
Corrugating medium paper	$65,995,811		$304	$78,139,499		$307	$(12,143,688)		$(3)	-15.54%	-0.98%
Offset printing paper	$32,433,082		$553	$41,172,623		$609	$(8,739,541)		$(56)	-21.23%	-9.20%
Total corrugating medium and offset printing paper	$98,428,893	$	n/a	$119,312,122	$	n/a	$(20,883,229)	$	n/a	-17.50%	n/a %

Global and domestic unit prices for recycled paper boards (or Old Corrugating Cardboards, “OCCs”) have been noticeably higher since October of 2012, while the costs of all other types of our major raw materials have remained relatively stable or even lower since November of 2011. However, it is observed that the quantity and price of imported OCC began to fall in April 2013, when the Chinese government’s Green Fence policy started to affect most recycled paper shipments and an increasing number of containers were rejected and turned away. The “Operation Green Fence” is a policy that was implemented by the Chinese Customs for 10 months from February to the end of the year in 2013. The goal of Operation Green Fence is to limit the importation of solid waste-contaminated shipments into China through stricter inspection and a higher rejection rate of substandard recycled materials. As a result of the Green Fence, shippers became more hesitant to ship recycled materials to China and imported recycled paper prices across the board has fallen, as suppliers have been more likely to accept lower prices in order to reduce inventory that would normally be on its way to China. Some industry commentators believe the drop should be temporary, as the Chinese mills that use imported OCC and other recycled paper will eventually exhaust their inventory and be buying imported recycled paper at a higher cost. Although the Chinese Customs has rolled out new measures after the conclusion of Operation Green Fence in October 2013 to strengthen the imported waste inspection, our observation is that the effect of the Green Fence policy has started to wane in the third quarter of 2013, hence the domestic recycled paper price may be adjusted upward accordingly.

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the year of 2013 were RMB 1,063/tonne and RMB 2,151/tonne (or approximately $171/tonne and $345/tonne), respectively, compared to RMB 1,145/tonne and RMB 2,366/tonne (or approximately $181/tonne and $375/tonne) for the year of 2012. These changes (in US dollars) represent year-over-year decreases of 5.52% and 8.00% for the OCC and recycled white scrap paper, respectively. Our production uses entirely domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) and does not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper. However, our experience suggests that the pricing of domestic recycled paper still bears some correlations to the price of imported recycled paper. Depending on the regional economic outlook for the rest of the year of 2013 and the future impact of Operation Green Fence, we believe that the short-term waste paper raw material costs, including the cost of OCC, may become volatile in the next few months and may affect our gross profit margin.

The pricing trends of our major raw materials for the 24-month period from January 2012 to December 2013 are shown below:

Electricity and coal are the two main energy sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal account for approximately 10% and 12% of our total cost of sales, or approximately 8% and 9% of total sales, respectively.  The monthly energy costs (electricity and coal) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2013 are summarized as follows:

Gross Profit

Corrugating Medium Paper and Offset Printing Paper

Gross profit for corrugating medium paper and offset printing paper for the year ended December 31, 2013 was $22,318,740, a net decrease of $3,297,930 or 12.87% from $25,616,670 for the year in 2012.  The decrease in gross profit of corrugating medium paper and offset printing paper was primarily attributable to the 16.68% annual decrease in CMP and offset printing paper sales revenue as explained above. The decrease in 2013 was partially offset by a favorable decline in raw material costs starting in the second quarter of 2013, as explained above.

Notwithstanding the decrease in sales volume caused by the temporary suspension of PM1 for renovation and the lower ASP, because of (i) a better capacity utilization at our CMP PM6 during 2013 and (ii) a lower raw material unit costs for OCC and recycled white scrap paper as explained above, the overall gross profit margin for corrugating medium paper and offset printing paper for the year ended December 31, 2013 increased slightly by 80 basis points, from 17.68% in 2012 to 18.48% for the year ended December 31, 2013.

Gross profit margin for the corrugating medium paper for the year ended December 31, 2013 was 18.42%, compared to 18.46% for the comparable period a year ago. Gross profit margin for the offset printing paper was 18.62% for the year ended December 31, 2013, compared to 16.15% for the comparable period a year ago.

Monthly gross profit margins on the sales of our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2013 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the year ended December 31, 2013 amounted to $1,006,860 or 20.26% as a percentage of total digital photo paper sales, compared with $1,439,577, or 23.26% as a percentage to total digital photo paper sales in the same period last year. In addition to the softening demand for digital photo paper products throughout year 2013, the decrease in gross profit margin is also a direct result of a lower ASP of $3,871 in the year of 2013 as compared to $3,857 in the previous year in 2012. As explained above, the daily hours of operations of our digital photo paper have been severely restricted by the local county government since October 2012 because of concerns raised by residents surrounding our digital photo paper plant over the nightly operations of the production lines. We are in the process of searching for a new industrial-use location where we can run production schedules without restrictions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $4,567,079, an increase of $1,206,559 or 35.90% from $3,360,520 for the prior year in 2012.  The increase was mainly attributable to, among other things, the following changes in the composition of the expenses:

(1)	an additional $411,955 expense in stock-based compensation as the difference between the value of restricted stock issued to some 39 employees and directors during year 2013 for $790,020 and the restricted stock issued to officers and directors for $378,065 during year 2012;

(2)	lease expense paid for the land on which our facilities in the Wei County Industrial Park are being built. We signed the lease in November 2012 and recorded a related lease expense of $95,063 for fiscal year 2012. The lease expense in 2013 was $581,179, representing an increase of $486,116 from 2012;

(3)	an increase in depreciation, including the amortization of land use rights for the parcel of land across the street from our Xushui Paper Mill, of $56,429 in 2013;

(4)	an increase in the investor relations expense of $59,653 in 2013;

(5)	an increase in legal fees in 2013 of $56,662; and

(6)	an increase in non-stock-based compensation in 2013 of $57,130.

Income from Operations

Operating income for the year ended December 31, 2013 was $18,843,492, a decrease of $2,135,174 or 10.18% from $20,978,666 for year in 2012.  In addition to the changes in gross profit and selling, general and administrative expenses as explained above, the difference also reflects a $2,762,349 loss on impairment of assets in 2012 and an increase in gain from disposition of assets in 2013. The Company realized a net gain of $84,972 from the sale of the land use right and certain industrial and office buildings to an entity controlled by our Chairman and CEO in August 2013. Gain from disposition of assets in the year ended December 31, 2012 was $45,288.

Other Income and Expenses

Interest expense in the year ended December 31, 2013 increased by $123,860 as compared to the previous year in 2012, from $871,834 in 2012 to $995,694 in 2013. The Company had total short-term and long-term interest-bearing loans and leasing obligations in the amount of $40,317,972 as of December 31, 2013, as opposed to the total of $15,178,632 of such loans as of December 31, 2012. The Company also received government subsidies for improving environmental protection in the total amount of $171,125 during the year ended December 31, 2013.

Net Income

Net income was $13,014,648 for the year ended December 31, 2013, a decrease of $1,658,015 or 11.30% from $14,672,663 for the year of 2012. The decrease was primarily attributable to the removal of PM1 from production in 2013 for renovation and other factors as explained in the changes in items of revenue, cost of sales, and various expenses between the years of 2012 and 2013.

Accounts Receivable

Net accounts receivable and trade notes receivable increased by $491,159 (or 17.32%) to $3,327,494 as of December 31, 2013, compared with $2,836,335 as of December 31, 2012. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 92.73% of total value of ending inventory as of December 31, 2013) and finished goods. As of December 31, 2013, the recorded value of inventory decreased by 24.34% to $11,428,405 from $15,104,101 as of December 31, 2012. The largest change came from the inventory item of recycled paperboard, which is the main raw material for the production of corrugating medium paper and was stated at $8,004,988 as of December 31, 2013. The balance of recycled paperboard on December 31, 2013 was lower than the balance at December 31, 2012 by $3,269,395. Because of limited space for our raw material stocking ground, we have to place more frequent purchase orders of raw materials with our suppliers as the production of the new corrugating medium paper line ramps up. Consequently, inventory balance of recycled paperboard at any given date may fluctuate, depending on the status of the reordering point.

We did not purchase any recycled printed paper since May 2013 because the decision to use only recycled white scrap paper as the single feedstock for our offset printing paper at the time when relatively low raw material prices justifies the reduced workload of our water treatment plant for deinking the recycled printed paper.

A summary of changes in major inventory items is as follows:

	December 31, 2013	December 31, 2012	$ Change	% Change
Raw Materials
Recycled paper board	$8,004,988	$11,274,383	$(3,269,395)	-29.00%
Pulp	14,257	13,813	444	3.21%
Recycled printed paper	-	884,236	(884,236)	-100%
Recycled white scrap paper	1,791,873	766,144	1,025,729	133.88%
Coal	573,799	621,107	(47,308)	-7.62%
Digital photo base paper and other raw materials	212,984	225,912	(12,928)	-5.72%
Total Raw Materials	10,597,901	13,785,595	(3,187,694)	-23.12%

Finished Goods	830,504	1,318,506	(488,002)	-37.01%
Totals	$11,428,405	$15,104,101	$(3,675,696)	-24.34%

Asset Held For Sale

As of December 31, 2013, assets held for sale in the amount of $4,130,590 represented the three employee dormitory buildings to be sold for a gross sales price of approximately $4,277,853 to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. As the sale was not yet completed by December 31, 2013, the dormitories were classified as held for sale in accordance with ASC 360-10-35. It was expected that the sales will be consummated in the second half of year 2014.

Accounts Payable

Accounts payable was $926,571 as of December 31, 2013, a decrease of $86,335 or 8.52% from $1,012,906 as of December 31, 2012.  All accounts payable as of December 31, 2013 and December 31, 2012 were within the normal payment terms of our suppliers.

Other payables and accrued liabilities

Other payables and accrued liabilities was $2,651,472 as of December 31, 2013, an increase of $1,389,188 over the balance of the account at $1,262,284 as of December 31, 2012. The increase is mainly attributable to (1) a value added tax (“VAT”) payable and other surcharges of $940,400 as of December 31, 2013, as opposed to $nil as of December 31, 2012, (2) and increase in $289,742 in accrued interest expense for the loan payable to our Chairman and CEO and a long-term bank loan, and (3) an accrued worker’s compensation settlement for a work-related accident for approximately $155,427 as of December 31, 2013.

Liquidity and Capital Resources

Overview

As of December 31, 2013 we had a net working capital deficit of $2,419,395, a decrease of $24,286,039 from the net working capital of $21,866,644 at December 31, 2012. While total current assets at December 31, 2013 amounted to $25,953,328, which was lower than the balance as of December 31, 2012 by $12,114,239, we have substantially more current liabilities at December 31, 2013 than as of December 31, 2012. Because of a three-year sale-leaseback financing that we secured on June 16, 2013 (see details below), current liabilities at December 31, 2013 included a current portion of the capital lease payable in the amount of $8,264,795. There are also various dues to related parties in the total amount of approximately $2,266,961 as of December 31, 2013, including security deposit, rent payable and accrued interest payable to our Chairman and CEO Mr. Zhenyong Liu. Most of our current short-term and long-term bank loans are either revolving or term loans, but we do expect to renew the loans with the banks and the credit union with similar terms at or before maturity. Except for the sale-leaseback financing and the new 5-year, $4.30 million loan from a local credit union borrowed on July 15, 2013, all of our short-term and long-term bank loans feature interest-only monthly or quarterly payments with balloon payment for the entire principal at the maturity of the loan. In addition to the quarterly interest payment, the 5-year credit union loan requires semi-annual principal repayment of approximately $16,361, with one large balloon payment of approximately $4 million at maturity. The CNFTFL lease financing requires quarterly payment of both interest and principal repayment, ranging from approximately $4.5 million to approximately $63,585 during the entire three-year term.

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the year of 2013 were primarily financed by cash flows generated from business operations and the CNFTFL sale-leaseback described below. As of December 31, 2013, we had approximately $51,673,158 in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipments and other facilities in a new industrial park in Wei County of Hebei, China, where we will eventually build two tissue paper production lines PM8 and PM9, and install other paper production machineries in the future.

We expect to finance such capital expenditure commitments mainly by cash flows internally generated from our business operations and possibly more debt financings to support the future capital expenditure and capacity expansions. We expect to satisfy all of the commitments as of December 31, 2013 within the next 12-18 months. We generated approximately $30 million of cash from our operating activities during the year of 2013. On March 27, 2014, Hebei Tengsheng Paper Co. Ltd., which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County Industrial Park and leases about one-fourth of the premises to Orient Paper HB as our production base of tissue paper and other future facilities, agreed in writing to unconditionally provide land use rights to the 330 acres of land as third party collateral for additional bank borrowings in 2014 by Orient Paper HB. Based on the current market value of the land use rights and a 50%-60% loan out ratio, we estimate the maximum amount of debt financing with the entire 330 acres of Wei Country land will be between $36.6 million and $44.0 million.

On March 21, 2014 the provincial branch of the Industrial & Commercial Bank of China (“ICBC”) approved a new maximum total banking credit facility for Orient Paper HB for approximately $24.5 million in the year of 2014. We already had various working capital loans for a total of $6.5 million from ICBC as of December 31, 2013, which means that we may be able to draw additional financing under the maximum ICBC facility for up to $18 million. We expect the ICBC may tap into some of the above 330 acres of land use rights as security

Our loan-to-equity ratio was 30.10% as of December 31, 2013. Our debt-asset ratio was 23.13% as of December 31, 2013. According to a search conducted by www.chinadiaoyan.com, the industry average of debt-asset ratio was 53.06% as of September 30, 2013 for the 20 large paper mills that are publicly listed in China. Of the 20 paper mill companies publicly listed in the Chinese stock exchanges, the top 6 (ranked by total revenue) all had debt-asset ratio exceeding 60%. Aside from the short-term liquidity situation, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably expand our financial debt leverage to provide capital for future growth.

We are seeking more working capital loans to support the operations of our legacy CMP and printing paper business so that we may use more cash generated from operating activities to pay for our capital expenditures. On March 3, 2014 we obtained a revolving line of credit facility under which we may draw notes payable for approximately $3.3 million from Shanghai Pudong Development Bank. Hebei Fangsheng Real Estate Development Co. Ltd., which is controlled by our Chairman and CEO Mr. Zhenyong Liu, unconditionally provided certain land use rights that it owns as collateral to secure its guarantee of the notes. The facility has a term for the period of March 3, 2014 through January 12, 2015.

On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in the normal course of business. The accrued interest owned to Mr. Liu was approximately $566,343 and was recorded as part of the currently liabilities as of December 31, 2013.

We are currently seeking to raise funds through long-term loans to pay off liabilities with shorter terms. We cannot guarantee that our effort would be successful. Nor can we guarantee that we would always be able to obtain additional funding to meet our liquidity needs. If we are unable to obtain sufficient banking facilities or generate sufficient operating cash flow internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available). See “Risk Factors – Risks Relating to Our Business—Our liquidity position poses risk to our operations, especially our capacity expansion projects.”

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company’s as of December 31, 2013; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. As of December 31, 2013 the balance of the long-term obligations under capital lease was $12,296,639, which is net of its current portion in the amount of $8,264,795.

Total interest expenses for the sale-leaseback arrangement for the year ended December 31, 2013 and 2012 were $471,473 and $nil, respectively.

As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company over the lease term and would be used to offset the depreciation of the Leased Equipment, which was recorded at the new cost of $25,993,677 as of December 31, 2013.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,502,794 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and agrees to pledge essentially all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $36,134,038 as of December 31, 2013.

Capital Expenditures

We have plans for several capital expenditure projects for the year of 2014 and early 2015. These projects include: (1) three workshops, four warehouses, an office building, employee cafeteria, and two employee dormitory buildings, as well as infrastructure and landscaping projects in the Wei County Industrial Park for an estimated cost of $20 million (which is in addition to the contracts that we have already entered into as of December 31, 2013), (2) a second 15,000 tonnes/year tissue paper production line (to be designated as PM9) for an estimated cost of $8.3 million, and (3) completing the major renovation of the old corrugating medium paper production line PM1 and related facilities to enhance energy efficiency and produce the new product of insulation liner paper with an remaining unpaid cost of approximately $4.3 million. We estimate that total capital expenditure for 2014 to be approximately $32.6 million, which is expected to be funded by additional debt financing, cash on hand and cash flows generated from our own operations. Our cash and cash equivalents was $3,131,163 as of December 31, 2013, and cash flows generated from our own operations amounted to approximately $29.92 million in the year ended December 31, 2013. We believe that, unless we encounter major operational problem or production interruption, such as the comprehensive environmental inspection in February and March of 2013, the Company should be able to generate sufficient cash flows from its operations to help support the capital expenditures of 2014 and the first half of 2015. However, if we are unable to obtain sufficient banking facilities or generate sufficient operating cash flows internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

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

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.28 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $161,439. As a condition for the sale of the Dormitories, Hebei Fangsheng agrees that it will act as an agent for the Company, which does not have the qualification to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further represents that it will not seek to profit from the resale of the Dormitories units and will allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.28 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.61 million. The Company internally estimated that had the Company been a licensed real estate developer and allowed to resell the dormitory units, the fair market value of the Dormitories (which is located within the wall of our Headquarters Compound and next to the digital photo paper factory) could be approximately $5.10 million.

As of December 31, 2013, the sale of the LUR and Industrial Buildings has been completed. The Company generated a total sales price of $3,920,927 and a net gain on disposal of approximately $84,972. Land appreciation tax and other transactional taxes and fees in the amount of approximately $235,556 are paid out of the proceeds of the sale to various local government tax authorities. We expect the sale of Dormitories will be closed in the second half of 2014. Net proceeds from the sale will be in the approximate total amount of $7.96 million and are expected to be used to fund our tissue paper production line construction.

We have not identified new locations for the office and the digital photo paper workshop but are exploring the possibility of moving the headquarters office to near our Xushui Paper Mill. We may also consider moving the digital photo paper operations to the new industrial park in Wei County.

 Wei County Tissue Paper PM8 and PM9

In November 2012 we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012 we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having 15,000 tonnes/year capacity, will be designated as PM8 and PM9 upon completion. Total estimated cost of the tissue paper project (excluding the general infrastructures and administrative facilities such as warehouses, offices, dorms, landscaping, etc) may be up to $65.1 million.

Renovation of PM1

We have decided to take voluntary action to renovate our 150,000 tonnes/year corrugating medium PM1 in anticipation of increased regulatory concerns on energy efficiencies. A renovation plan is being developed to rebuild a new paper machine in line with the Company’s upgrade and modernization program. The renovation period is scheduled for the period of December 31, 2012 through the end of year 2014. There will be no production output from PM1 throughout the renovation period, as most of the equipment and parts of the paper machine portion of the production line will be demolished and replaced. As of December 31, 2013, the Company is in the process of rebuilding PM1 into a 2.64-meter width production machine for the production of thermal liner paper, which is a building construction material. Thermal liner paper uses recycled paper board, or OCC, as its primary raw material and will be sold to construction material suppliers. Under the current plan, the Company expects the PM1 renovation project will cost approximately $6.8 million (of which approximately $2.5 million was already paid in year 2013) in total and will come online in early second quarter of year 2014, ahead of its original goal line in the second half of 2014.

While we have always been in discussion with financial institutions for debt financing opportunities, we currently do not have plan for any equity financing transaction in the next 12 months.

Cash and Cash Equivalents

Our cash and cash equivalents as of December 31, 2013 was $3,131,163, a decrease of $10,009,125 from $13,140,288 as of December 31, 2012.  The decrease of cash and cash equivalents during the year ended December 31, 2013 was primarily attributable to the use of cash to fund our capital expenditure in the Wei County Industrial Park, as explained above, and a number of other factors including the following:

i. Net cash provided by operating activities

Net cash provided by operating activities was $29,921,941 for the year ended December 31, 2013 and is the largest amount of net cash flow generated from operating activities in our corporate history. The 2013 balance represents an increase of $7,689,975 or 34.59% from $22,231,966 for the year of 2012.  The net income of the year ended December 31, 2013 in the amount of $13,014,648, representing a decrease of $1,658,015 or 11.30% from $14,672,663 for the year of 2012.  Nevertheless, changes in various asset and liability account balances throughout the year of 2013 cause the net cash generated from operating activities in 2013 to exceed the amount of cash similarly generated in 2012. Chief among such changes is the decrease in inventory (and as an increase to net income for the 2013 cash flow purposes) as of December 31, 2013 for $4,105,876, compared to a year-over-year increase in inventory (and as a reduction from net income for 2012 cash flow purposes) as of December 31, 2012 for $5,024,459. In addition to the increase in cash from the reduction in the 2013 inventory balance, the Company had non-cash expenses in (1) depreciation and amortization in the amount of $7,794,743 in year 2013 and (2) stock-based compensation in the amount of $773,862 that are added back to the net income for cash flow purposes. The Company also had a net decrease in prepayment and other current assets for $1,211,679, a net increase in notes payable for $1,614,387, and a net decrease in other payables and accrued liabilities for $1,599,375 that are added back to the net income as positive cash flow from operating activities during the year of 2013. These additions are further reduced by a net increase in deferred tax asset for $409,665 and a net decrease in income tax payable for $200,900.

 ii. Net cash used in investing activities

We incurred $60,362,479 in net cash expenditures for investing activities during the year ended December 31, 2013, compared to $11,915,693 for the previous year in 2012. Essentially all expenditures in the year ended December 31, 2013 were for the progress payments for (1) the construction of our first tissue paper production line PM8 and related facilities, including a new office, two employee dormitories, a cafeteria, pulping station, three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province, and (2) renovation cost for production line PM1. The cash expenditures for investing activities for the year of 2012 were mainly for constructing employee dormitories (for a total cost of approximately $4.6 million) in our Headquarters Compound and ancillary facilities of the new corrugating medium paper production line in the Xushui Paper Mill, including the facilities to house a new 75-tonne boiler, and additional power substation equipment. We expect to finance any future capital expenditure commitment with cash flows from operating activities in the next twelve months, and additional bank loans or capital leases, if necessary.

During the year ended December 31, 2013, we received the security deposit and net proceeds from the sale of the Dormitories and the Headquarters Compound LUR to Hebei Fangsheng in the amount of approximately $1,614,387 and $2,589,919, respectively.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $20,100,686 for the year ended December 31, 2013, as compared to net cash used in financing activities in the amount of $1,367,557 for the year in 2012. During the year ended December 31, 2013, we entered into a sale-leaseback agreement with CNFTFL and obtained proceeds from the sale of certain of our production equipment in the amount of approximately $24.2 million (see “Financing with Sale-Leaseback” above for details). As of December 31, 2013 we have made the first three interest and principal payments under the lease to CNFTFL in the total amount of approximately $6,219,426 (included the 5.55% lease service charge in the amount of approximately $1,362,030). The sale-leaseback is intended as a financing arrangement, rather than separate transactions of sale of assets and a lease. Under the sale-leaseback agreement with CNFTFL, we may purchase all of the assets sold to CNFTFL with a nominal purchase price of approximately $2,400 when all principal and interest payments (approximately $27 million in three years) are paid off in June 2016.

In addition to the CNFTFL financing, we also had three short-term bank loans and one long-term local credit union loan matured and paid-off during the year of 2013. We used $8,281,807 in cash to honor the principal repayment obligations of these short-term and long-term bank loans before renewing these loans in year 2013. We also renewed the two short-term bank loans and a long-term credit union loan during year 2013 and received the proceeds from the renewal of these loans in the total amount of $6,667,420. We also entered into a new short-term bank loan agreement with ICBC for a loan balance of $4,035,969 on September 2, 2013.

Short-term bank loans

		December 31, 2013	December 31, 2012
Industrial & Commercial Bank of China	(a)	$-	$792,568
Industrial & Commercial Bank of China	(b)	-	1,585,138
Bank of Hebei	(c)	-	1,585,138
Industrial & Commercial Bank of China	(d)	4,090,180	-
Industrial & Commercial Bank of China	(e)	818,036	-
Industrial & Commercial Bank of China	(f)	1,636,072	-
Total short-term bank loans		$6,544,288	$3,962,844

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

(b)	On November 9, 2012, the Company obtained from the ICBC another accounts receivable factoring facility with a maximum credit limit of $1,585,138 as of December 31, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on November 8, 2013 and carried an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The Company paid off the principal balance and accrued interest under the factoring facility on November 8, 2013.

(c)	On September 19, 2012, the Company obtained from the Bank of Hebei a new banking facility with maximum credit limit on bank loans of $1,585,138 and on notes payable of $1,585,138 as of December 31, 2012. The facility was guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,585,138 as of December 31, 2012. The loan bore interest at the rate of 6.6% per annum. Both the term of the banking facility and loan were for one year and expired on September 19, 2013. The Company paid off the loan balance on September 18, 2013.

(d)

On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $4,090,180, with which $818,036 is payable on June 5, 2014 and $3,272,144 is payable on August 15, 2014. The loan bears an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding.

 Concurrent with the signing of the working capital loan agreement, the Company also entered into a trust agreement with the ICBC, which provides trust account management services to the Company during the terms of the underlying loan. The working capital loan is guaranteed by Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”) with the land use right on our Headquarters Compound pledged by Hebei Fangsheng as collateral for the benefit of the bank. The land use right on our Headquarters Compound was acquired by Hebei Fangsheng from the Company on August 9, 2013 (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” above for the related party transaction). Hebei Fangsheng is controlled by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(e)

On September 6, 2013, the Company obtained a new accounts receivable factoring facility from the ICBC for $818,036. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on August 4, 2014 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

 Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility is personally guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(f)	On December 3, 2013, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,636,072 as of December 31, 2013. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on October 21, 2014 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,636,072 as of December 31, 2013.

As of December 31, 2013 and 2012, there were secured short-term borrowings of $6,544,288 and $2,377,706, respectively, and unsecured bank loans of $nil and $1,585,138, respectively. The factoring facility was secured by the Company’s accounts receivable in the amount of $3,272,528 and $2,836,335 as of December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the Company had no unutilized credit facility for bank loans with the banks. The average short-term borrowing rates for the years ended December 31, 2013, 2012 and 2011 were approximately 6.68%, 7.82% and 6.38%, respectively.

Long-term loans from credit union

As of December 31, 2013 and 2012, loan payable to Rural Credit Union of Xushui County, amounted to $5,914,401 and $5,730,273, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,611,531 as of December 31, 2013 and $1,561,361 as of December 31, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. As of December 31, 2013, the entire balance of the loan in the amount of $1,611,531 was presented as current portion of long-term loan from credit union in the consolidated balance sheet.

On June 10, 2011, the Company entered into a term loan agreement with the Rural Credit Union of Xushui County for an amount that was $4,168,912 as of December 31, 2012. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan is secured by its manufacturing equipment of $9,316,645 as of December 31, 2012, and became matured on June 9, 2013. On July 26, 2013, the Company paid off the unpaid principal balance and accrued interest.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipments in the amount of $21,901,456 as of December 31, 2013. Interest payment is due quarterly and bears a fixed rate of 0.72% per months. As of December 31, 2013, total outstanding loan balance was $4,302,870, with $49,082 becoming due within one year and presented as current portion of long term loan from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2013, 2012 and 2011 were $828,157, $736,457 and $495,978, respectively.

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

The unsecured loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% per annum as of December 31, 2012. The term is for 3 years and starts from January 1, 2010 and is due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu entered into another three-year term and extended the maturity date further to December 31, 2015. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum. As of December 31, 2013, net amount due to Mr. Liu was $2,389,633.

The interest expenses incurred for above related party loans are $145,015, $135,377 and $203,914 for the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013 and 2012, the Company borrowed $1,390,802 and $1,030,097, respectively, from shareholders to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance by the end of fiscal year 2013 and 2012, respectively.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2013 and 2012 to translate the Chinese RMB to the U.S. Dollars are 6.1122:1 and 6.3086:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.1943:1, and 6.3116:1 for the years ended December 31, 2013 and 2012, respectively. Translation adjustments are included in other comprehensive income (loss).

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments as of December 31, 2013. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Debt Obligations (including sale-leaseback payment obligations)	$40,091,113	$18,964,117	$16,368,513	$4,758,483	$-
Equipment and Construction Costs Commitment	51,673,158	51,673,158	-	-	-
Operating Lease Obligations	8,436,484	707,680	1,544,452	1,217,238	4,967,115
Total	$100,200,755	$71,344,955	$17,912,965	$5,975,721	$4,967,115

Incentive Stock Plan

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 ISP as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. No stock or option was issued under the 2011 ISP until January 11, 2012, when the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company. On December 31, 2013, the Compensation Committee granted remaining 265,416 shares of restricted common stock under the 2011 ISP to certain officers and directors of the Company.

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 ISP. Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. On December 31, 2013, the Compensation Committee granted 31,584 shares of restricted common stock under the 2012 ISP to certain officers and directors of the Company.

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

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Its adoption of ASU2013-11 is not expected to have any material impact on the Company's consolidated financial statements.

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

Our audited financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Orient Paper, Inc.

We have audited the accompanying consolidated balance sheets of Orient Paper, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, The People’s Republic of China

March 25, 2014

ORIENT PAPER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$3,131,163	$13,140,288
Restricted cash	2,454,108	1,585,138
Accounts receivable (net of allowance for doubtful accounts of $67,592 and $57,643 as of December 31, 2013 and 2012, respectively)	3,327,494	2,836,335
Inventories	11,428,405	15,104,101
Prepayments and other current assets	1,068,031	5,401,705
Asset held for sale	4,130,590	-
Deferred tax assets - current	413,537	-

Total current assets	25,953,328	38,067,567

Prepayment on property, plant and equipment	1,492,098	1,445,645
Property, plant, and equipment, net	178,535,259	122,391,456
Recoverable VAT	3,277,188	-
Deferred tax asset – non-current	268,329	941,656

Total Assets	$209,526,202	$162,846,324

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$6,544,288	$3,962,844
Current portion of long-term loan from credit union	1,660,613	4,168,912
Current obligations under capital lease	8,264,795	-
Accounts payable	926,571	1,012,906
Notes payable	4,908,216	3,170,276
Security deposit from a related party	1,636,072	1,075,606
Due to a related party	64,546	-
Accrued payroll and employee benefits	498,010	292,638
Other payables and accrued liabilities	2,651,472	1,262,284
Income taxes payable	1,218,140	1,255,457

Total current liabilities	28,372,723	16,200,923

Loan from credit union	4,253,788	1,561,361
Loan from a related party	2,389,633	2,315,239
Deferred gain on sale-leaseback	1,160,271	-
Long-Term obligations under capital lease	12,296,639	-

Total liabilities	48,473,054	20,077,523

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,753,900 and 18,459,775 shares issued and outstanding as of December 31, 2013 and 2012, respectively	18,754	18,460
Additional paid-in capital	46,909,543	46,135,975
Statutory earnings reserve	6,038,406	5,963,960
Accumulated other comprehensive income	17,146,308	12,327,439
Retained earnings	90,940,137	78,322,967

Total stockholders' equity	161,053,148	142,768,801

Total Liabilities and Stockholders' Equity	$209,526,202	$162,846,324

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		Year Ended
	December 31,
	2013	2012	2011

Revenues	$125,717,630	$151,116,806	$150,747,316

Cost of Sales	(102,392,031)	(124,060,559)	(117,797,241)

Gross Profit	23,325,599	27,056,247	32,950,075

Selling, general and administrative expenses	(4,567,079)	(3,360,520)	(2,517,530)
Loss on impairment of assets	-	(2,762,349)	-
Gain (Loss) from disposal of property, plant and equipment, net	84,972	45,288	(321,200)

Income from Operations	18,843,492	20,978,666	30,111,345

Other Income (Expense):
Interest income	90,260	30,674	36,437
Subsidy income	171,125	-	-
Interest expense	(995,694)	(871,834)	(699,892)

Income before Income Taxes	18,109,183	20,137,506	29,447,890

Provision for Income Taxes	(5,094,535)	(5,464,843)	(7,799,226)

Net Income	13,014,648	14,672,663	21,648,664

Other Comprehensive Income:
Foreign currency translation adjustment	4,818,869	884,872	4,304,334

Total Comprehensive Income	$17,833,517	$15,557,535	$25,952,998

Earnings Per Share:
Basic and Fully Diluted Earnings per Share	$0.71	$0.79	$1.18

Weighted Average Number of Shares Outstanding – Basic and Fully Diluted	18,458,446	18,456,781	18,349,332

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income	Earnings	Total

Balance at December 31, 2010	18,344,811	$18,345	$45,727,656	$5,661,587	$7,138,233	$42,996,255	$101,542,076

Issuance of shares to officer and directors	5,380	5	30,364	-	-	-	30,369

Foreign currency translation adjustment	-	-	-	-	4,304,334	-	4,304,334

Transfer to statutory earnings reserve	-	-	-	201,855	-	(201,855)	-

Net income for the year of 2011	-	-	-	-	-	21,648,664	21,648,664

Balance at December 31, 2011	18,350,191	18,350	45,758,020	5,863,442	11,442,567	64,443,064	127,525,443

Issuance of shares to officer and directors	109,584	110	377,955	-	-	-	378,065

Foreign currency translation adjustment	-	-	-	-	884,872	-	884,872

Transfer to statutory earnings reserve	-	-	-	100,518	-	(100,518)	-

Cash dividend paid	-	-	-	-	-	(692,242)	(692,242)

Net income for the year of 2012	-	-	-	-	-	14,672,663	14,672,663

Balance at December 31, 2012	18,459,775	$18,460	$46,135,975	$5,963,960	$12,327,439	$78,322,967	$142,768,801

Issuance of shares to officer and directors	297,000	297	789,723	-	-	-	790,020

Foreign currency translation adjustment	-	-	-	-	4,818,869	-	4,818,869

Transfer to statutory earnings reserve	-	-	-	74,446	-	(74,446)	-

Cancellation of certain director compensation shares	(2,875)	(3)	(16,155)	-	-	-	(16,158)

Cash dividend paid	-	-	-	-	-	(323,032)	(323,032)

Net income for the year of 2013	-	-	-	-	-	13,014,648	13,014,648

Balance at December 31, 2013	18,753,900	$18,754	$46,909,543	$6,038,406	$17,146,308	$90,940,137	$161,053,148

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year Ended
	December 31,
	2013	2012	2011

Cash Flows from Operating Activities:
Net income	$13,014,648	$14,672,663	$21,648,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,794,743	8,382,859	4,424,531
(Gain) Loss from impairment and disposal of property, plant and equipment	(84,972)	2,717,061	321,200
Allowance for (Recovery from) bad debts	7,990	(19,631)	37,087
Stock-based expense for service received	773,862	378,065	30,369
Deferred tax	409,665	(941,207)	-
Changes in operating assets and liabilities:
Accounts and notes receivable	(402,709)	1,029,978	(1,597,193)
Prepayments and other current assets	1,211,679	(295,763)	(4,803,656)
Inventories	4,105,876	(5,024,459)	(2,246,090)
Accounts payable	(117,308)	(1,771,968)	2,299,240
Notes payable	1,614,387	3,168,769	-
Accrued payroll and employee benefits	194,795	(17,306)	(39,473)
Other payables and accrued liabilities	1,599,375	453,546	(1,402,290)
Income taxes payable	(200,090)	(500,641)	(42,340)
Net Cash Provided by Operating Activities	29,921,941	22,231,966	18,630,049

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(384,794)	(13,518,955)	(25,424,280)
Payment for construction in progress	(64,181,991)	(2,759,997)	(2,298,633)
Refund of prepayment for purchase of property, plant and equipment	-	3,112,571	-
Security deposit from a related party	1,614,387	1,075,095	-
Proceeds from disposal of property, plant and equipment	2,589,919	175,593	271,508
Net Cash Used in Investing Activities	(60,362,479)	(11,915,693)	(27,451,405)

Cash Flows from Financing Activities:
Proceeds from related party loans	1,390,802	1,030,097	200,000
Repayment of related party loans	(1,390,802)	(1,230,097)	(2,091,596)
Proceeds from bank loans	10,703,389	5,941,441	8,389,626
Proceeds from sale-leaseback financing	24,215,811	-	-
Payment of capital lease obligation	(5,406,481)	-	-
Repayments of bank loans	(8,281,807)	(4,832,372)	(5,001,239)
Restricted cash	(807,194)	(1,584,384)	-
Dividend Paid	(323,032)	(692,242)	-
Net Cash Provided by (Used in) Financing Activities	20,100,686	(1,367,557)	1,496,791

Effect of Exchange Rate Changes on Cash and Cash Equivalents	330,727	26,126	141,903

Net (Decrease) Increase in Cash and Cash Equivalents	(10,009,125)	8,974,842	(7,182,662)

Cash and Cash Equivalents - Beginning of Period	13,140,288	4,165,446	11,348,108

Cash and Cash Equivalents - End of Period	$3,131,163	$13,140,288	$4,165,446

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$708,089	$486,278	$689,869
Cash paid for income taxes	$4,884,961	$6,909,690	$7,841,566

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the years ended December 31, 2013, 2012 and 2011 were 96.05%, 95.91% and 94.5%, respectively. Orient Paper HB also accounted for 80.25% and 73.51% of the total assets of the Company as at December 31, 2013 and 2012 respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, details of the Company’s subsidiaries and variable interest entities are as follows:

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

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2013 and 2012 to translate the Chinese RMB to the U.S. Dollars are 6.11220:1, and 6.30860:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.19430:1, 6.31160:1 and 6.45440:1 for the years ended December 31, 2013, 2012 and 2011, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2013 and 2012, and revenues and expenses for the years ended December 31, 2013, 2012 and 2011. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, Orient Paper considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2013 and 2012, the balance of allowance for doubtful accounts was $67,592 and $57,643, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,	December 31,
Allowance of doubtful accounts	2013	2012	2011
Opening balance	$57,643	$76,752	$37,535
Provision (Reversal of provision) for the year	7,990	(19,631)	37,087
Exchange difference	1,959	522	2,130
Closing balance	$67,592	$57,643	$76,752

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. No provision in inventories has been provided for the fiscal years 2013, 2012 and 2011.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of long-lived asset

The Company reviews the carrying value of long-lived assets to be held and used when events and circumstances warrants such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset and intangible assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets and intangible assets to be disposed are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Assets held for sale

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the estimated net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established. Properties identified as held for sale and/or disposed of are presented as Assets held for sale for all periods presented.

If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2013 and 2012, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, and balance due to a related party, approximate at their fair values because of the short maturity of these instruments; while bank loans, loan from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

For the years ended December 31, 2013, 2012 and 2011, Orient Paper made transfers to this reserve fund in the amounts of $74,446, $100,518, and $201,855, respectively. For the years ended December 31, 2013, 2012 and 2011, all transfers to statutory reserves were made by Orient Paper Shengde. The Company’s variable interest entity Orient Paper HB, which statutory reserve account has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) as of December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2013, 2012 and 2011.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil, $nil and $nil for the years ended December 31, 2013, 2012 and 2011.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $5,085, $10,478 and $6,818 of advertising and promotion costs for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $25,125, $21,636 and $19,756 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company received the government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The reclassification of short-term or long-term liabilities is depended on the management's expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2013, 2012 and 2011, the Company received government subsidies of $171,125, $nil and $nil, which are recognized as subsidy income in the statements of income in that fiscal year.

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

The Company defers any profit or loss from a sale-leaseback transaction unless any of the following conditions exist: a) the seller-lessee relinquishes the right to substantially all of the remaining use of the property sold retaining only a minor portion of such use; b) the seller-lessee retains more than a minor part but less than substantially all of the use of the property through the leaseback and realizes a profit on the sale in excess of the recorded amount of the leased assets; or c) the fair value of the property at the time of the transaction is less than its undepreciated cost, in which circumstance a loss shall be recognized immediately.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

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

Working Capital Deficit and Management’s Plan.

As of December 31, 2013, the Company had current assets of $25,953,328 and current liabilities of $28,372,723 (including amounts due to related parties for $2,266,961), resulting in a working capital deficit of approximately $2,419,395. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. As management believes it can secure financial resources to satisfy the Company’s current liabilities and the capital expenditure needs in the next 12 months, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

On March 3, 2014 Orient Paper entered into a Revolving Line of Credit Agreement with Shanghai Pudong Development Bank for a total credit facility in the amount of approximately $3.3 million. Pursuant to the credit facility, the Company may draw six-month bank acceptance notes for up to approximately $3.3 million for making supplier payments. The facility has a term for the period of March 3, 2014 through January 12, 2015 and is collateralized by a land use right provided by Hebei Fangsheng Real Estate Development Co. Ltd., a related party controlled by our Chairman and CEO Mr. Zhenyong Liu.

On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu in writing agrees to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Liu was approximately $566,343 and was recorded as part of the current liabilities as of December 31, 2013.

On March 7, 2014, Hebei Tengsheng Paper Co. Ltd., which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County Industrial Park and leases about one-fourth of the premises to Orient Paper HB as our production base of tissue paper and other future facilities, agreed in writing to unconditionally provide the 330 acres of land use right as third party collateral to Orient Paper HB for additional bank loans in 2014.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash of $2,454,108 as of December 31, 2013 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (12)). The restriction will be lifted upon the maturity of the notes payable from May 15 through June 19 during the year of 2014.

Restricted cash of $1,585,138 as of December 31, 2012 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (12)). The restriction was lifted upon the maturity of the notes payable on June 18, 2013.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Raw Materials
Recycled paper board	$8,004,988	$11,274,383
Pulp	14,257	13,813
Recycled printed paper	-	884,236
Recycled white scrap paper	1,791,873	766,144
Coal	573,799	621,107
Base paper and other raw materials	212,984	225,912
	10,597,901	13,785,595
Finished Goods	830,504	1,318,506
Totals	$11,428,405	$15,104,101

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Prepaid NYSE MKT annual fee	$7,500	$6,875
Recoverable VAT	500,000	4,784,074
Prepaid insurance	61,529	55,922
Prepayment for purchase of materials	8,180	77,445
Prepaid land lease	490,822	475,541
Others	-	1,848
	$1,068,031	$5,401,705

As of December 31, 2013, the Company recorded a total recoverable VAT of $3,777,188, out of which $3,277,188 presented as non-current asset in the consolidated balance sheet. As of December 31, 2012, the Company recorded the entire balance of recoverable VAT of $4,784,074 as current asset under prepayments and other current assets in the consolidated balance sheet.

(6) Prepayment on property, plant and equipment

As of December 31, 2013 and 2012, prepayment on property, plant and equipment consisted of $1,492,098 and $1,445,645, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 54,267 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2014.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Assets held for sale

As of December 31, 2013, assets held for sale in the amount of $4,130,590 represented the three employee dormitory buildings to be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. Please refer to Note (11) for the details of the related party transaction. As the sale was not yet completed by the end of December 31, 2013, the dormitories were classified as held for sale in accordance with ASC 360-10-35. It was expected that the sales will be consummated by the second half of year 2014.

(8) Property, plant and equipment

As of December 31, 2013 and 2012, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2013	2012
Property, Plant, and Equipment:
Land use rights	$7,761,511	$9,895,081
Building and improvements	22,406,836	31,625,816
Machinery and equipment	121,088,942	111,857,002
Vehicles	683,051	439,007
Construction in progress	65,160,213	1,315,664
	217,100,553	155,132,570
Less: accumulated depreciation and amortization	(38,565,294)	(32,741,114)
Property, Plant and Equipment, net	$178,535,259	$122,391,456

As of December 31, 2012, land use rights represented two parcels of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2053 and 2061, respectively. On August 9, 2013, one of these land use rights was sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. See Note (11) for the details of the related party transaction. The remaining land use right as of December 31, 2013 will expire in year 2061.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of December 31, 2013. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment, which are recorded at the new cost of $25,993,677 as of December 31, 2013. See “Financing with Sale-Leaseback” under Note (10), Loans Payable, for details of the transaction and asset collaterals. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the year ended December 31, 2013, depreciation of Leased Equipment was $818,796. The accumulated depreciation of the leased asset was $829,794 as of December 31, 2013. During the year ended December 31, 2013, the gain realized on sale-leaseback transaction was $228,979. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gain on sale-lease back was $1,160,271 as of December 31, 2013.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops, four warehouses, office buildings and the new staff dormitory in the Wei County industrial park, as well as the equipment for the renovation of PM1. Tissue paper manufacturing equipment PM8 and ancillary facilities were expected to start installation in the first quarter of year 2014; while the renovation of PM1 is expected to be completed by the third quarter of year 2014. Upon completion, it will bring about an addition of $116,067,537 to the Company’s machinery and equipment. For the years ended December 31, 2013, 2012 and 2011, the amount of interest capitalized is $448,950, $nil and $nil, respectively.

As of December 31, 2013, the three employee dormitory buildings in the amount of $4,130,590, which will be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu by the second half of year 2014, were reclassified as assets held for sale. Please refer to Note (7) for details.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and December 31, 2012, certain property, plant and equipment of Orient Paper HB with net values of $21,901,456 and $9,316,645 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of December 31, 2013, certain of the Company’s property, plant and equipment in the amount of $34,177 have been pledged for the facility obtained from Bank of Hebei. See “Notes Payable” under Note (12) for details. In addition, land use right with net values of $7,502,794 as of December 31, 2013 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (10), Loans Payable, for details of the transaction and asset collaterals.

As of December 31, 2013, essentially all production equipment of Orient Paper Shengde with net value of $36,134,038 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

In addition, as of December 31, 2012, land use right of $7,419,614 was pledged for a bank loan of an independent third party which cross-guarantees the Company’s credit facility from the Bank of Hebei. The amount of that long-term loan of the third party was $1,505,881 as of December 31, 2012 and has been paid off on June 3, 2013. The credit facility guaranteed by the independent third party was expired on September 19, 2013.

Depreciation and amortization of property, plant and equipment was $7,794,743, $8,382,859 and $4,424,531 for the years ended December 31, 2013, 2012 and 2011, respectively.

(9) Fair Value Measurement

The following table presents fair values for those assets measured at fair value on a non-recurring basis at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Long-lived assets
Using Level 1	$-	$-
Using Level 2	-	-
Using Level 3	-	1,561,361
Property, Plant and Equipment, net	$-	$1,561,361

During 2012, the Company recognized $2,762,349 in impairment charges related to its corrugating medium production line PM1. The carrying value of the asset was $4,325,023 and was written down to $1,561,361. The Company used unobservable inputs based on its experience and knowledge of the market, as such, the Company classified the fair value of this asset within Level 3. No impairment charges on property, plant and equipment was made for the year ended December 31, 2013.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Loans Payable

Short-term bank loans

		December 31, 2013	December 31, 2012
Industrial & Commercial Bank of China	(a)	$-	$792,568
Industrial & Commercial Bank of China	(b)	-	1,585,138
Bank of Hebei	(c)	-	1,585,138
Industrial & Commercial Bank of China	(d)	4,090,180	-
Industrial & Commercial Bank of China	(e)	818,036	-
Industrial & Commercial Bank of China	(f)	1,636,072	-
Total short-term bank loans		$6,544,288	$3,962,844

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

(b)	On November 9, 2012, the Company obtained from the ICBC another accounts receivable factoring facility with a maximum credit limit of $1,585,138 as of December 31, 2012. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on November 8, 2013 and carried an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The Company paid off the principal balance and accrued interest under the factoring facility on November 8, 2013.

(c)	On September 19, 2012, the Company obtained from the Bank of Hebei a banking facility with maximum credit limit on bank loans of $1,585,138 and on notes payable of $1,585,138 as of December 31, 2012. The facility was guaranteed by an independent third party. On the same day, the Company drew down from this banking facility a new working capital loan of $1,585,138 as of December 31, 2012. The loan bore interest at the rate of 6.6% per annum. Both the term of the banking facility and loan were for one year and expired on September 19, 2013. The Company paid off the loan balance on September 18, 2013.

(d)

On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $4,090,180, with which $818,036 is payable on June 5, 2014 and $3,272,144 is payable on August 15, 2014. The loan bears an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding.

Concurrent with the signing of the working capital loan agreement, the Company also entered into a trust agreement with the ICBC, which provides trust account management services to the Company during the terms of the underlying loan. The working capital loan is guaranteed by Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”) with the land use right on our Headquarters Compound pledged by Hebei Fangsheng as collateral for the benefit of the bank. The land use right on our Headquarters Compound was acquired by Hebei Fangsheng from the Company on August 9, 2013 (see Note (11) for the related party transaction). Hebei Fangsheng is controlled by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(e)

On September 6, 2013, the Company obtained a new accounts receivable factoring facility from the ICBC for $818,036. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on August 4, 2014 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility is personally guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)	On December 3, 2013, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,636,072 as of December 31, 2013. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on October 21, 2014 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,636,072 as of December 31, 2013.

As of December 31, 2013 and 2012, there were secured short-term borrowings of $6,544,288 and $2,377,706, respectively, and unsecured bank loans of $nil and $1,585,138, respectively. The factoring facility was secured by the Company’s accounts receivable in the amount of $3,272,528 and $2,836,335 as of December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the Company had no unutilized credit facility for bank loans with the banks. The average short-term borrowing rates for the years ended December 31, 2013, 2012 and 2011 were approximately 6.68%, 7.82% and 6.38%, respectively.

Long-term loans from credit union

As of December 31, 2013 and 2012, loan payable to Rural Credit Union of Xushui County, amounted to $5,914,401 and $5,730,273, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,611,531 as of December 31, 2013 and $1,561,361 as of December 31, 2012. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. As of December 31, 2013, the entire balance of the loan in the amount of $1,611,531 was presented as current portion of long-term loan from credit union in the consolidated balance sheet.

On June 10, 2011, the Company entered into a term loan agreement with the Rural Credit Union of Xushui County for an amount that was $4,168,912 as of December 31, 2012. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan is secured by its manufacturing equipment of $9,316,645 as of December 31, 2012, and became matured on June 9, 2013. On July 26, 2013, the Company paid off the unpaid principal balance and accrued interest.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County of $4,302,870 for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipments in the amount of $21,901,456 as of December 31, 2013. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of December 31, 2013, total outstanding loan balance was $4,302,870, with $49,082 becoming due within one year and presented as current portion of long term loan from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2013, 2012 and 2011 were $828,157, $736,457 and $495,978, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company’s as of December 31, 2013; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. The balance of the long-term obligations under capital lease was $12,296,639 as of December 31, 2013, which is net of its current portion in the amount of $8,264,795.

Total interest expenses for the sale-leaseback arrangement for the years ended December 31, 2013, 2012 and 2011 were $471,472, $nil and $nil, respectively.

As a result of the sale, a deferred gain on sale of leased equipment in the amount of $1,379,282 was created at the closing of the transaction and is presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment, which was recorded at the new cost of $25,993,677 as of December 31, 2013.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,502,794 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $36,134,038 as of December 31, 2013.

The future minimum lease payments of the capital lease as of December 31, 2013 were as follows:

Year Ending December 31,	Amount
2014	$9,327,690
2015	8,817,611
2016	4,218,050
$22,363,351

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company. He loaned money to Orient Paper HB for working capital purposes over a period of time. On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu. Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share. As of December 31, 2012, net amount due to Mr. Liu was $2,315,239.

The unsecured loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% per annum as of December 31, 2012. The term is for 3 years and starts from January 1, 2010 and is due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu entered into another three-year term and extended the maturity date further to December 31, 2015. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum. As of December 31, 2013, net amount due to Mr. Liu was $2,389,633.

The interest expenses incurred for above related party loans are $145,015, $135,377 and $203,914 for the years ended December 31, 2013, 2012 and 2011, respectively. On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $566,343 and was recorded as part of the current liabilities as of December 31, 2013.

During the years ended December 31, 2013, 2012 and 2011, the Company borrowed $1,390,802, $1,030,097 and $200,000, respectively, from shareholders to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance by the end of fiscal year 2013, 2012 and 2011, respectively.

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

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.28 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $161,439. As of December 31, 2013, the Company accrued the rent due to Hebei Fangsheng in the amount of $64,546.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.28 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.61 million.

For the sale of the Headquarters Compound LUR and the Industrial Buildings, it generated a net gain on disposal of approximately $84,972, net of land appreciation tax and other transactional taxes and fees paid out of the proceeds of the sale to various local government tax authorities.

The dormitories were reclassified as assets held for sale on August 9, 2013 in accordance with ASC 360-10-45-9. As the sale was not yet completed by the end of December 31, 2013, the dormitories remained as assets held for sale under current asset in the amount of $4,130,590 as of December 31, 2013. The closing of the sale is expected to be consummated by the second half of year 2014. In December 2013, Hebei Fangsheng provided the Company with a payment of approximately $1,636,072 earnest money deposit payment in connection with the sale of the dormitories. The Company recorded the receipt of the earnest money deposit as a security deposit as of December 31, 2013 accordingly.

(12) Notes payable

As of December 31, 2013, the Company had three bank acceptance notes from Bank of Hebei to one of its major suppliers for a total amount of $4,908,216. An amount equal to $2,454,108 is under the banking facility obtained from Bank of Hebei in November 13, 2013, while the remaining portion, amount of $2,454,108 are secured with a restricted bank deposit as mentioned in Note (3). The banking facility obtained from Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $34,177, and guaranteed by the Company’s Chairman and CEO Mr. Liu Zhenyong and two independent third parties. The bank acceptance notes bear interest rate at nil% per annum and 0.05% of notes amount as handling change. They will become due and payable on various dates starting from May 15 through June 19 during the year of 2014.

As of December 31, 2012, the Company had six bank acceptance notes from Bank of Hebei to one of its major suppliers for a total amount of $3,170,276. An amount equal to $1,585,138 is under the banking facility obtained from Bank of Hebei in September 13, 2012 as mention in Note (10), while the remaining portion, amount of $1,585,138, are secured with a restricted bank deposit as mention in Note (3). The bank acceptance notes bear interest rate at nil% per annum and 0.05% of notes amount as handling charge. They will become due and payable on various dates starting from March 24 through June 18 during the year of 2013.

(13) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,	December 31,
	2013	2012
Accrued electricity	$372,726	$232,763
Accrued professional fees	58,000	143,597
Value-added tax payable	940,400	-
Accrued interest to a related party	566,343	406,324
Accrued bank loan interest	380,022	250,299
Payable for purchase of equipment	-	152,173
Advance from customer	11,453	-
Insurance premium payable	62,348	56,773
Others	260,180	20,355
Totals	$2,651,472	$1,262,284

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Common Stock

Issuance of common stock pursuant to the 2011 Incentive Stock Plan and 2012 Incentive Stock Plan

On January 12, 2012, the Company issued shares of 109,584 out of the 2011 Incentive Stock Plan of Orient Paper, Inc. (the “2011 ISP”) to certain of its directors and officers when the stock was at $3.45 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $378,065 as of the date of issuance. The 2011 ISP was approved by the shareholders of the Company in August 2011 and sets aside 375,000 shares of the Company’s common stock for the purpose of compensating services provided by the employees, directors and other service providers.

On December 31, 2013, the Company issued restricted common shares of 297,000 out of the 2011 ISP and 2012 Incentive Stock Plan (the “2012 ISP”) of Orient Paper, Inc. to certain of its directors and officers when the stock was at $2.66 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $790,020 as of the date of grant. See Note (17), Stock Incentive Plan, for more details of the 2011 ISP and the 2012 ISP.

Cancellation of certain director compensation shares

On April 4, 2013, the Company cancelled 2,875 shares of common stock previously issued on March 31, 2011 to two of its directors. The cancellation of shares was at the request of the New York Stock Exchange following a review of the Company’s shares listing application, where the stock exchange believes the shares were issued without shareholder approval and after the Company was subject to the shareholder approval requirement for any stock compensation. The Company reversed the related capital accounts and 2011 compensation expense of $3 and $16,155, respectively, during the year ended December 31, 2013.

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

On November 21, 2013, the Company declared another quarterly dividend of $0.005 per share to shareholders of record as of November 29, 2013. The dividend was paid on December 10, 2013. Total dividends declared and paid for the year ended December 31, 2013 were $323,032.

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company's Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Earnings Per Share

For the years ended December 31, 2013, 2012 and 2011, basic and diluted net income per share are calculated as follows:

		Year Ended
	December 31,
	2013	2012	2011
Basic income per share
Net income for the year - numerator	$13,014,648	$14,672,663	$21,648,664
Weighted average common stock outstanding - denominator	18,458,446	18,456,781	18,349,332
Net income per share	$0.71	$0.79	$1.18

Diluted income per share
Net income for the year - numerator	$13,014,648	$14,672,663	$21,648,664
Weighted average common stock outstanding - denominator	18,458,446	18,456,781	18,349,332
Effect of dilution	-	-	-
Weighted average common stock outstanding - denominator	18,458,446	18,456,781	18,349,332
Diluted income per share	$0.71	$0.79	$1.18

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Income Taxes

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

The provisions for income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended
	December 31,
	2013	2012	2011
Provision for Income Taxes
Current Tax Provision - PRC	$4,684,870	$6,406,050	$7,799,226
Deferred Tax Provision - PRC	409,665	(941,207)	-
Total Provision for Income Taxes	$5,094,535	$5,464,843	$7,799,226

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, Orient Paper, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $4,252,220, $3,148,622 and $2,230,753 for U.S. income tax purposes for the years ended December 31, 2013, 2012 and 2011, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, during the period of 2028 through 2033. Management believes that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management will review this valuation allowance periodically and make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2013	2012
Deferred tax assets (liabilities) – current:
Depreciation and amortization of property, plant and equipment	$139,805	$-
Impairment of property, plant and equipment	225,656	-
Miscellaneous	48,076	-
Total deferred tax asset – current, net	$413,537	$-

Deferred tax assets (liabilities) – non-current
Depreciation and amortization of property, plant and equipment	$31,446	$401,482
Impairment of property, plant and equipment	261,805	690,916
Miscellaneous	(24,922)	(150,742)
Net Operating Loss Carryover for U.S. income tax purposes	1,445,755	2,303,851
Total deferred tax assets – non-current	1,714,084	3,245,507
Less: Valuation allowance	(1,445,755)	(2,303,851)
Total deferred tax assets – non-current, net	$268,329	$941,656

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company's effective tax rate as of:

	Year ended
	December 31,
	2013	2012	2011
PRC Statutory rate	25.0%	25.0%	25.0%
Effect of different tax jurisdiction	(1.1)	(0.6)	(0.6)
Effect of expenses not deductible for PRC tax purposes	1.5	-	0.1
Effect of income not taxable for PRC tax purposes	-	0.3	(0.3)
Under provision in previous year	-	-	0.1
Change in valuation allowance	2.7	2.4	2.2
Effective income tax rate	28.1%	27.1%	26.5%

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $100,959,070 and $86,287,945 as of December 31, 2013 and 2012, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

On April 4, 2013, the Company declared quarterly dividend of $0.0125 per share to shareholders of record as of April 16, 2013. On November 21, 2013, the Company’s Board of Directors approved a quarterly cash dividend of $0.005/share for four quarters starting the first record dare of November 29, 2013. Total cash dividends for the four quarters are expected to be approximately $373,593 based on the total shares issued and outstanding as of December 31, 2013.

The source of fund for the two cash dividend paid by the Company as of December 31, 2013 was provided by Orient Paper HB, the Company’s VIE. For purposes of the consolidated financial statements, the dividend paid has been recorded as a distribution from the Company’s retained earnings. For U.S federal income tax purposes, the Company made the assumption that, despite the repatriation of fund was made by a variable interest entity and not the Company’s wholly-owned subsidiary, the receipt of a profit distribution from its Chinese VIE constitute a tax item of income that will be fully offset by the Company’s current year ordinary tax deductions and accumulated Net Operating Losses (NOLs), which amounted to approximately $4,252,220 before any utilization of such NOLs to absorb taxable income derived from the dividend distribution as of December 31, 2013. The Company does not believe that its current and future dividend policy and the available U.S. tax deductions and NOLs will cause the Company to recognize any substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believes that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2013 and 2012, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Stock Incentive Plans

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 ISP as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. No stock or option was issued under the 2011 ISP until January 11, 2012, when the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company. On December 31, 2013, the Compensation Committee granted remaining 265,416 shares of restricted common stock under the 2011 ISP to certain officers and directors of the Company.

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 ISP. Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. On December 31, 2013, the Compensation Committee granted 31,584 shares of restricted common stock under the 2012 ISP to certain officers and directors of the Company.

(18) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $19,633 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $588,986 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (11) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $163,607 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years while looking for a new location to relocate its offices and the digital photo paper operations currently located in the headquarters compound.

Future minimum lease payments of all operating leases are as follows:

Year Ending December 31,	Amount
2014	$707,680
2015	772,226
2016	772,226
2017	608,619
2018	608,619
Thereafter	4,967,114
$8,436,484

Capital commitment

As of December 31, 2013, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $51,673,158 and $5,243,636 as of December 31, 2013 and December 31, 2012, respectively. With the exception of a 5%-10% performance holdback on the construction of equipment and facilities is payable in 2014 and 2015, the Company expected to pay off all the balances by the end of year 2014.

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

(19) Segment Reporting

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for the two reportable segments is as follows:

	Year Ended
	December 31, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$120,747,633	$4,969,997	$-	$-	$125,717,630
Gross Profit	22,318,739	1,006,860	-	-	23,325,599
Depreciation and amortization	6,828,970	965,773	-	-	7,794,743
Interest income	86,168	4,009	83	-	90,260
Interest expense	995,694	-	-	-	995,694
Income tax expense	4,845,970	248,565	-	-	5,094,535
Net Income (Loss)	14,604,244	638,031	(2,227,627)	-	13,014,648
Total Assets	168,149,877	41,264,704	111,621	-	209,526,202

	Year Ended
	December 31, 2012
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$144,928,792	$6,188,014	$-	$-	$151,116,806
Gross Profit	25,616,670	1,439,577	-	-	27,056,247
Depreciation and amortization	6,553,120	1,829,739	-	-	8,382,859
Impairment	2,762,349	-	-	-	2,762,349
Interest income	25,950	4,634	90	-	30,674
Interest expense	867,561	-	4,273	-	871,834
Income tax expense	5,129,304	335,539	-	-	5,464,843
Net Income (Loss)	15,109,345	965,444	(1,402,126)	-	14,672,663
Total Assets	119,707,195	43,076,428	62,701	-	162,846,324

	Year Ended
	December 31, 2011
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$142,498,116	$8,249,200	$-	$-	$150,747,316
Gross Profit	30,191,480	2,758,595	-	-	32,950,075
Depreciation and amortization	3,504,717	919,814	-	-	4,424,531
Interest income	20,847	15,273	317	-	36,437
Interest expense	699,892	-	-	-	699,892
Income tax expense	7,136,886	662,340	-	-	7,799,226
Net Income (Loss)	21,527,824	1,961,694	(1,840,854)	-	21,648,664

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Concentration and Major Customers and Suppliers

For the years ended December 31, 2013, 2012 and 2011, the Company had no single customer contributed over 10% of total sales. For the year ended December 31, 2013, the Company had three major suppliers accounted for 75%, 10% and 7% of total purchases. For the year ended December 31, 2012, the Company had two major suppliers accounted for 77% and 8% of total purchases. For the year ended December 31, 2011, the Company had three major suppliers which primarily accounted for 61%, 11% and 6% of total purchases.

(21) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States. The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2013 and 2012, respectively.

(22) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(23) Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Its adoption of ASU2013-11 is not expected to have any material impact on the Company's consolidated financial statements.

(24) Subsequent Event

On March 3, 2014, Orient Paper entered into a Revolving Line of Credit Agreement with Shanghai Pudong Development Bank (“SPD Bank”) for a total credit facility in the amount of approximately $3.3 million. Pursuant to the credit facility, the Company may draw six-month bank acceptance notes for up to approximately $3.3 million for making supplier payments. The facility has a term for the period of March 3, 2014 through January 12, 2015 and is collateralized by certain land use rights provided by Hebei Fangsheng Real Estate Development Co. Ltd., a related party controlled by our Chairman and CEO Mr. Zhenyong Liu.

On March 21, 2014 the provincial branch of the Industrial & Commercial Bank of China (“ICBC”) approved a new maximum total banking credit facility for Orient Paper HB for approximately $24.5 million in the year of 2014. We had already had various working capital loans for a total of $6.5 million from ICBC as of December 31, 2013, which means that we may be able to draw additional financing under the maximum ICBC facility for up to $18 million.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2013 and 2012 is as follows:

	Quarter
2013	First	Second	Third	Fourth
Revenues	$19,746,656	33,038,512	37,686,114	35,246,348
Gross Profit	1,630,237	6,098,395	8,435,814	7,161,153
Income from Operations	743,071	5,211,839	7,563,522	5,325,060
Net income	303,055	3,656,136	5,534,844	3,520,613
Net income per share:
Basic	$0.02	0.02	0.30	0.19
Diluted	$0.02	0.02	0.30	0.19

	Quarter
2012	First	Second	Third	Fourth
Revenues	$34,408,999	$35,521,672	$37,651,354	$43,534,781
Gross Profit	7,753,172	5,785,664	6,820,053	6,697,358
Income from Operations	6,708,500	5,099,534	6,161,418	3,009,214
Net income	4,681,691	3,610,790	4,379,071	2,001,111
Net income per share:
Basic	$0.25	$0.20	$0.24	$0.11
Diluted	$0.25	$0.20	$0.24	$0.11

(26) Condensed Financial Information of the Parent Company

The condensed financial statements of Orient Paper Inc. (“ONP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $52,666,026 and $50,953,325 as of December 31, 2013 and 2012, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$42,592	$-
Prepayments and other current assets	69,029	62,797

Total current assets	111,621	62,797

Investment in subsidiaries	163,658,397	143,597,251

Total Assets	$163,770,018	$143,660,048

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$-	$96
Inter-company payable	2,544,855	736,378
Accrued payroll and employee benefit	51,667	40,000
Accrued liabilities	58,000	58,000
Insurance premium payable	62,348	56,773

Total current liabilities	2,716,870	891,247

Total liabilities	2,716,870	891,247

Total stockholders' equity	161,053,148	142,768,801

Total Liabilities and Stockholders' Equity	$163,770,018	$143,660,048

CONDENSED STATEMENTS OF INCOME

	Year Ended
	December 31,
	2013	2012	2011

Operating expenses
Selling, general and administrative expenses	$2,227,711	$1,397,943	$1,841,171
Loss from Operations	(2,227,711)	(1,397,943)	(1,841,171)
Equity in earnings of unconsolidated subsidiaries	15,242,276	16,074,789	23,489,518
Other Income (Expense)	83	(4,183)	317
Income before Income Taxes	13,014,648	14,672,663	21,648,664
Provision for Income Taxes	-	-	-
Net Income	$13,014,648	$14,672,663	$21,648,664

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2013	2012	2011
Net Cash Provided by (Used in) Operating Activities	$365,720	$546,760	$75,537

Net Cash Used in Investing Activities	-	-	-

Net Cash Used in Financing Activities	(323,032)	(692,242)	-

Net Increase (Decrease) in Cash and Cash Equivalents	42,688	(145,482)	75,537

Cash and Cash Equivalents - Beginning of Period	(96)	145,386	69,849

Cash and Cash Equivalents - End of Period	$42,592	$(96)	$145,386

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Winston C. Yen, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

This annual report on Form 10-K does not include an attestation report of its registered independent public accounting firm regarding management's assessment of the Company's internal control over financial reporting. Management's report was not subject to audit by its registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2013.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	50	Chief Executive Officer and Chairman of the Board
Winston C. Yen	45	Chief Financial Officer
Dahong Zhou	34	Secretary
Drew Bernstein	57	Director
Wenbing Christopher Wang	42	Director
Fuzeng Liu	64	Director
Zhaofang Wang	58	Director

We have two classes of directors with each class elected in a different calendar year from the calendar year in which the other class of directors are elected. All directors are elected for a two-year term. The directors initially elected in Class I, Drew Bernstein and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2015 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The directors initially elected in Class II, Zhenyong Liu, Fuzeng Liu and Zhaofang Wang will serve until the annual meeting of stockholders in 2014 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Our officers serve at the discretion of our Board of Directors.

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

Dahong Zhou.  Dahong Zhou was appointed as our Secretary on November 16, 2007. Ms. Zhou also serves as Executive Manager of Hebei Baoding Orient Paper Milling Company Limited, a position she has held since 2006.

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

Board Meetings

The board and its committees held the following number of meetings during 2013:

Board of Directors	8
Audit Committee	5
Compensation Committee	2
Nominating Committee	1

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2013, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2013, 2012 and 2011 by each person who served as principal executive officer, principal financial officer, and secretary during 2013.

						Non-Equity
						Incentive
				Stock	Option	Plan
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu, Chairman, CEO	2013	$38,745	-	$212,800	-	-	$251,545
	2012	$32,135	-	$152,925	-	-	$185,060
	2011	$37,184	-	-	-	-	$37,184

Winston C. Yen CFO	2013	$120,000	-	$53,200	-	-	$173,200
	2012	$120,000	-	$93,712	-	-	$213,712
	2011	$120,000	-	$16,250	-	-	$136,250

Dahong Zhou, Secretary	2013	$5,812	-	$10,640	-	-	$16,452
	2012	$4,604	-	-	-	-	$4,604
	2011	$4,090	-	-	-	-	$4,090

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

On January 11, 2012 the Company awarded its CEO Mr. Zhenyong Liu and CFO Mr. Winston C. Yen 44,326 and 27,163 shares of restricted common stock, respectively. These shares of common stock are issued out of the 2011 Incentive Stock Program and are valued at $3.45 per share, based on the closing price on the date of the stock issuance. On December 31, 2013, the Company awarded Mr. Liu and Mr. Yen with another restricted stock from the remaining 2011 ISP and 2012 ISP for 80,000 shares and 20,000 shares, respectively, at the value of $2.66 per share.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011:

						Non-Equity
						Incentive
				Stock	Option	Plan
Name and		Salary	Bonus	Awards	Awards	Compen-	Total
Principal Position	Year	($)	($)	($)	($)	sation($)	($)
Fuzeng Liu Director	2013	$8,039	-	13,300	-	-	$821,339
	2012	$7,297	-	-	-	-	$7,297
	2011	$5,949	-	-	-	-	$5,949

Drew Bernstein Director	2013	$20,000		$79,800	-	-	$99,800
	2012	$20,000		$76,849	-	-	$96,849
	2011	$20,000	-	$24,375	-	-	$44,375

Wenbing Christopher Wang	2013	$20,000	-	$13,300	-	-	$33,300
Director	2012	$20,000	-	$54,579	-	-	$74,579
	2011	$20,000	-	$13,000	-	-	$33,000

Zhaofang Wang Director	2013	$8,071	-	-	-	-	$8,071
	2012	$7,922	-	-	-	-	$7,922
	2011	$7,747	-	-	-	-	$7,747

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

On January 11, 2012 the Company awarded two of its independent directors Messrs. Drew Bernstein and Wenbing Christopher Wang 22,275 and 15,820 shares of restricted common stock, respectively. These shares of common stock are issued out of the 2011 Incentive Stock Program and are valued at $3.45 per share, based on the closing price on the date of the stock issuance. On December 31, 2013, the Company awarded Mr. Bernstein and Mr. Wang with another restricted stock from the remaining 2011 ISP and 2012 ISP for 30,000 shares and 5,000 shares, respectively, at the value of $2.66 per share.

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

On December 31, 2013, Mr. Fuzeng Liu received 5,000 shares of restricted common stock from our 2011 and 2012 ISPs.

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2013 or options outstanding as of December 31, 2013.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of December 31, 2013.

Amount and Nature of Beneficial Ownership

		Amount and
		Nature of	Percentage of
	Name and Address	Beneficial	Common
Title of Class	of Beneficial Owner	Ownership	Stock

Directors and Executive Officers

	Zhenyong Liu
Common Stock	CEO and Director	5,239,167	27.94%

	Winston C. Yen
Common Stock	CFO (1)	55,913	*

	Dahong Zhou
Common Stock	Secretary	4,000	*

	Drew Bernstein
Common Stock	Director (2)	59,775	*

	Fuzeng Liu
Common Stock	Director	5,000	*

	Wenbing Christopher Wang
Common Stock	Director (3)	31,220	*

	Zhaofang Wang
Common Stock	Director	0	0%

All Directors and Executive Officers as a Group (7 persons)		5,386,075	28.72%

*Less than 1% of the Company’s issued and outstanding common shares.

(1)	On April 21, 2010, the Company renewed the Loanout Agreement with Winston C. Yen, CPA, a Professional Accountancy Corporation (“Lender”) for the services of Lender’s employee, Winston C. Yen, as Chief Financial Officer, for a period of one year from the date of renewal and amended the Agreement to include the followings: (i) Mr. Yen’s workload extends from 80 hours per month to 40 hours per week, (ii) effective January 1, 2010, his annual cash compensation was increased to $120,000, and (iii) shares compensation remains 5,000 shares per year, vested quarterly, and is subject to a lock-up period of one year. Mr. Yen received 8,750 shares of restricted stock based on the vesting schedule during the period of May 1, 2009 through December 31, 2010. On January 12, 2012, Mr. Yen received 27,163 shares of Common Stock under the 2011 Incentive Stock Plan. On December 31, 2013 Mr. Yen received another 20,000 shares of Common Stock under the remaining 2011 ISP and 2012 ISP.

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

On April 4, 2013, 1,875 shares of Common Stock that were previously issued to Mr. Bernstein were cancelled by the Company in order to comply with the NYSE MKT’s rules. The shares cancelled were deemed to have been issued without the pre-approval of the shareholder vote prior to the issuance. On December 31, 2013, the Company issued another 30,000 shares of restricted Common Stock award under the Company’s 2011 ISP and 2012 ISP.

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

On April 4, 2013, 1,000 shares of Common Stock that were previously issued to Mr. Wang were cancelled by the Company in order to comply with the NYSE MKT’’s rules. The shares cancelled were deemed to have been issued without the pre-approval of the shareholder vote prior to the issuance. On December 31, 2013, the Company issued another 5,000 shares of restricted Common Stock award under the Company’s 2011 ISP and 2012 ISP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company. He loaned money to Orient Paper HB for working capital purposes over a period of time. On August 31, 2009, Orient Paper, Orient Paper HB, and Mr. Liu entered into a tri-party Debt Assignment and Assumption Agreement, under which Orient Paper agreed to assume the loan of $4,000,000 due from Orient Paper HB to Mr. Liu. Concurrently, Orient Paper issued 1,204,341 shares of restricted common stock to Mr. Liu at the market price of $3.32132 per share. As of December 31, 2012, net amount due to Mr. Liu was $2,315,239.

The unsecured loan of Mr. Liu is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% per annum as of December 31, 2012. The term is for 3 years and starts from January 1, 2010 and is due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu entered into another three-year term and extended the maturity date further to December 31, 2015. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum. As of December 31, 2013, net amount due to Mr. Liu was $2,389,633.

The interest expenses incurred for above related party loans are $145,015, $135,377 and $203,914 for the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company borrowed $1,390,802, $1,030,097 and $200,000 respectively, from shareholders to pay for various expenses incurred in the U.S. The amount is repayable on demand with interest free. The Company repaid the entire balance by the end of fiscal year 2013, 2012 and 2011, respectively.

On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Liu was approximately $566,343 and was recorded as part of the currently liabilities as of December 31, 2013.

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

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.28 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $161,439. As of December 31, 2013, the Company accrued the rent due to Hebei Fangsheng in the amount of $64,546.

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

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.28 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.61 million.

For the sale of the Headquarters Compound LUR and the Industrial Buildings, it generated a net gain on disposal of approximately $84,972, net of land appreciation tax and other transactional taxes and fees paid out of the proceeds of the sale to various local government tax authorities.

The dormitories were reclassified as assets held for sale on August 9, 2013 in accordance with ASC 360-10-45-9. As the sale was not yet completed by the end of December 31, 2013, the dormitories remained as assets held for sale under current asset in the amount of $4,130,590 as of December 31, 2013. The closing of the sale is expected to be consummated by the second half of 2014. In December 2013, Hebei Fangsheng provided the Company with a payment of approximately $1,636,072 earnest money deposit payment in connection with the sale of the dormitories. The Company recorded the receipt of the earnest money deposit as a security deposit as of December 31, 2013 accordingly.

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

Audit Fees

We incurred approximately $242,158 for professional services rendered by our registered independent public accounting firm of BDO China for the audit of the Company for 2013. Further, in 2013, we incurred approximately $111,393 for the quarterly reviews of the Company by BDO China.

We incurred approximately $285,189 for professional services rendered by our registered independent public accounting firm of BDO China for the integrated audit of the Company for 2012. Further, in 2012, we incurred approximately $109,323 for the quarterly reviews of the Company by BDO China.

Audit-Related Fees

Orient Paper incurred a $15,450 fee payable to BDO Limited in March 2013 for their consent letter for reference to the prior year’s auditor’s report in our 2012 annual report.

Orient Paper incurred a $15,090 fee payable to BDO Limited in March 2012 for their consent letter for reference to the prior year’s auditor’s report in our 2011 annual report.

Tax Fees

Orient Paper incurred approximately $20,000 in fees to KPMG Hong Kong for tax compliance or tax consulting services during the year ended December 31, 2013. Orient Paper incurred approximately nil in fees to ACCellence, LLP, which is controlled by the Company’s chief financial officer, for tax compliance or tax consulting services during the year ended December 31, 2012.

All Other Fees

Orient Paper did not incur any fees from its registered independent public accounting firm for services rendered to Orient Paper, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal year ended December 31, 2013 and 2012.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for year 2013, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Exhibit
No.	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation.(2)
3.3	Bylaws.(1)
3.4	Specimen of Common Stock certificate.(1)
10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui County Dayin Township Wuji Village Committee and Party Branch. (3)
10.2	Land Use Rights Certificate, dated March 10, 2003. (3)
10.3	Purchase and Sale Agreement, dated June 24, 2009, by and among Orient Paper, Inc., XushuiDongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP.(4)
10.4	Escrow Agreement, dated June 24, 2009, by and among Orient Paper, Inc., XushuiDongfang District Trading Limited Company, Barron Partners, LP, Fernando Liu and Golden1177 LP, and Sichenzia Ross Friedman Ference LLP, as escrow agent (4)
10.5	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Orient Paper HB and Orient Paper Shengde.(4)
10.6	Proxy Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(4)
10.7	Loan Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(4)
10.8	Call Option Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(4)
10.9	Share Pledge Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(4)
10.10	Termination of Loan Agreement, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(5)
10.11	Call Option Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(5)
10.12	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(5)
10.13	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”).(6)
10.14	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”).(6)
10.15	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent.(6)
10.16	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009.(6)
10.17	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009.(6)
10.18	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and Hebei Shuangxing Paper Co., Ltd.(7)

10.19	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between Orient Paper, Inc. and Roth Capital Partners, LLC.(8)
10.20	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Orient Paper Milling Company Limited for the purchase of a series of paper machineries and equipments.(9)
10.21	Amendment to Loanout Agreement by and between Orient Paper, Inc. and Winston C. Yen.(10)
10.22	Letter from Mr. Zhenyong Liu on postponement of interest payments by Orient Paper, Inc.
10.23	Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Orient Paper Milling Co., Ltd. and Shanghai Pudong Development Bank Inc., Baoding Branch.
10.24	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Orient Paper Milling Co., Ltd. and Rural Credit Union of Xushui County.
14.1	Code of Ethics and Business Conduct (12)
21.1	Lists of Subsidiaries (11)
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006.
(2)	Incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007.
(3)	Incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010.
(4)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009.
(5)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010.
(6)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009.
(7)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009.
(8)	Incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010.
(9)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010.
(10)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 21, 2010.
(11)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011.
(12)	Incorporated by reference to the Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 2014

ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board (principal executive officer)	March 25, 2014
Zhenyong Liu

/s/ Winston C. Yen	Chief Financial Officer (principal financial and accounting officer)	March 25, 2014
Winston C. Yen

/s/ Fuzeng Liu	Director	March 25, 2014
Fuzeng Liu

/s/ Drew Bernstein	Director	March 25, 2014
Drew Bernstein

/s/ Wenbing Christopher Wang	Director	March 25, 2014
Wenbing Christopher Wang

/s/ Zhaofang Wang	Director	March 25, 2014
Zhaofang Wang

