Form 10-Q
period 2014-03-31
Orient Paper Inc.
filed 2014-05-15
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐   No ☒

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 13, 2014: 18,753,900

 PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$5,840,226	$3,131,163
Restricted cash	4,494,418	2,454,108
Accounts receivable (net of allowance for doubtful accounts of $59,435 and $67,592 as of March 31, 2014 and December 31, 2013, respectively)	2,912,313	3,327,494
Inventories	12,894,835	11,428,405
Prepayments and other current assets	876,768	1,068,031
Assets held for sale	4,096,411	4,130,590
Deferred tax assets - current	410,115	413,537

Total current assets	31,525,086	25,953,328

Prepayment on property, plant and equipment	1,479,751	1,492,098
Property, plant, and equipment, net	177,961,502	178,535,259
Recoverable VAT	3,129,650	3,277,188
Deferred tax asset – non-current	103,806	268,329

Total Assets	$214,199,795	$209,526,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$6,490,135	$6,544,288
Current portion of long-term loan from credit union	1,646,872	1,660,613
Current obligations under capital lease	8,193,163	8,264,795
Accounts payable	964,263	926,571
Notes payable	9,086,189	4,908,216
Security deposit from a related party	1,622,534	1,636,072
Due to a related party	104,576	64,546
Accrued payroll and employee benefits	432,920	498,010
Other payables and accrued liabilities	1,730,466	2,651,472
Income taxes payable	1,902,567	1,218,140

Total current liabilities	32,173,685	28,372,723

Loan from credit union	4,218,588	4,253,788
Loan from a related party	2,369,859	2,389,633
Deferred gain on sale-leaseback	1,035,603	1,160,271
Long-Term obligations under capital lease	12,191,108	12,296,639

Total liabilities	51,988,843	48,473,054

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,753,900 and 18,753,900 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	18,754	18,754
Additional paid-in capital	46,909,543	46,909,543
Statutory earnings reserve	6,038,406	6,038,406
Accumulated other comprehensive income	15,770,818	17,146,308
Retained earnings	93,473,431	90,940,137

Total stockholders' equity	162,210,952	161,053,148

Total Liabilities and Stockholders' Equity	$214,199,795	$209,526,202

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenues	$25,753,864	$19,746,656

Cost of Sales	(21,083,028)	(18,116,419)

Gross Profit	4,670,836	1,630,237

Selling, general and administrative expenses	(908,916)	(887,166)

Income from Operations	3,761,920	743,071

Other Income (Expense):
Interest income	5,397	18,993
Interest expense	(275,292)	(226,325)

Income before Income Taxes	3,492,025	535,739

Provision for Income Taxes	(958,731)	(232,684)

Net Income	2,533,294	303,055

Other Comprehensive Income:
Foreign currency translation adjustment	(1,375,490)	963,574

Total Comprehensive Income	$1,157,804	$1,266,629

Earnings Per Share:
Basic and Fully Diluted Earnings per Share	$0.14	$0.02

Weighted Average Number of Shares
Outstanding – Basic and Fully Diluted	18,753,900	18,459,775

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net income	$2,533,294	$303,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,938,794	1,932,853
Recovery from bad debts	(7,654)	(9,285)
Deferred tax	163,509	50,058
Changes in operating assets and liabilities:
Accounts receivable	398,185	463,799
Prepayments and other current assets	305,382	1,012,752
Inventories	(1,572,609)	669,641
Accounts payable	45,697	321,979
Notes payable	4,249,964	(557,600)
Accrued payroll and employee benefits	(61,855)	(88,404)
Other payables and accrued liabilities	(866,457)	113,080
Income taxes payable	699,672	161,728
Net Cash Provided by Operating Activities	7,825,922	4,373,656

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,703)	(2,888)
Payment for construction in progress	(2,960,341)	(1,319,122)
Net Cash Used in Investing Activities	(2,965,044)	(1,322,010)

Cash Flows from Financing Activities:
Proceeds from related party loans	123,500	358,197
Repayment of related party loans	(123,500)	(358,197)
Payment of capital lease obligation	(6,039)	-
(Increase) Decrease in restricted cash	(2,075,943)	278,800
Net Cash (Used in) Provided by Financing Activities	(2,081,982)	278,800

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(69,833)	99,254

Net Increase in Cash and Cash Equivalents	2,709,063	3,429,700

Cash and Cash Equivalents - Beginning of Period	3,131,163	13,140,288

Cash and Cash Equivalents - End of Period	$5,840,226	$16,569,988

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized cost	$111,290	$62,833
Cash paid for income taxes	$95,550	$20,899

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the quarter ended March 31, 2014 and 2013 were 95.0% and 96.5%, respectively. Orient Paper HB also accounted for 81.0% and 80.3% of the total assets of the Company as at March 31, 2014 and December 31, 2013, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2014 and December 31, 2013, details of the Company’s subsidiaries and variable interest entities are as follows:

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

 * Orient Paper HB is treated as a 100% controlled variable interest entity of the Company

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 of Orient Paper, Inc. a Nevada corporation, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “Orient Paper”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2014 and the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period.

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

Working Capital Deficit and Management's Plan

As of March 31, 2014, the Company had current assets of $31,525,086 and current liabilities of $32,173,685 (including amounts due to related parties for $2,325,203), resulting in a working capital deficit of approximately $648,599; while as of December 31, 2013, the Company had current assets of $25,953,328 and current liabilities of $28,372,723 (including amounts due to related parties for $2,266,961), resulting in a working capital deficit of approximately $2,419,395. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. As management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu in writing agrees to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Liu was approximately $598,093, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed financial statement as of March 31, 2014 (see Note (12) below).

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Restricted Cash

Restricted cash of $4,494,418 as of March 31, 2014 was presented for the cash deposited at the Bank of Hebei and Shanghai Pudong Development Bank for purpose of securing the bank and commercial acceptance notes from these banks (see Note (11)). The restriction will be lifted upon the maturity of the notes payable from May 15 through September 26 during the year of 2014.

Restricted cash of $2,454,108 as of December 31, 2013 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (11)). The restriction will be lifted upon the maturity of the notes payable from May 15 through June 19 during the year of 2014.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Raw Materials
Recycled paper board	$8,864,380	$8,004,988
Pulp	14,139	14,257
Recycled white scrap paper	2,337,262	1,791,873
Coal	638,012	573,799
Base paper and other raw materials	150,088	212,984
	12,003,881	10,597,901
Finished Goods	890,954	830,504
Totals	$12,894,835	$11,428,405

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Prepaid NYSE MKT annual fee	$30,000	$7,500
Recoverable VAT	500,000	500,000
Prepaid insurance	-	61,529
Prepayment for purchase of materials	1,623	8,180
Prepaid land lease	340,732	490,822
Others	4,413	-
	$876,768	$1,068,031

(6) Prepayment on property, plant and equipment

As of March 31, 2014 and December 31, 2013, prepayment on property, plant and equipment consisted of $1,479,751 and $1,492,098, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 54,267 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2014.

(7) Assets held for sale

As of March 31, 2014 and December 31, 2013, assets held for sale in the amount of $4,096,411 and $4,130,590, respectively, represented the three employee dormitory buildings to be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. Please refer to Note (10) for the details of the related party transaction. As the sale was not yet completed by the end of March 31, 2014, the dormitories were classified as held for sale in accordance with ASC 360-10-35. It was expected that the sales will be consummated by the second half of year 2014.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Property, plant and equipment

As of March 31, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2014	2013
Property, Plant, and Equipment:
Land use rights	$7,697,285	$7,761,511
Building and improvements	22,221,421	22,406,836
Machinery and equipment	120,086,941	121,088,942
Vehicles	682,066	683,051
Construction in progress	67,559,504	65,160,213
	218,247,217	217,100,553
Less: accumulated depreciation and amortization	(40,285,715)	(38,565,294)
Property, Plant and Equipment, net	$177,961,502	$178,535,259

As of March 31, 2014 and December 31, 2013, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of March 31, 2014 and December 31, 2013. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment, which are recorded at the new cost of $25,778,581 and $25,993,677 as of March 31, 2014 and December 31, 2013, respectively. See “Financing with Sale-Leaseback” under Note (9), Loans Payable, for details of the transaction and asset collaterals. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the three months ended March 31, 2014 and 2013, depreciation of Leased Equipment were $414,524 and $nil, respectively. The accumulated depreciation of the leased asset were $1,234,390 and $829,794 as of March 31, 2014 and December 31, 2013. During the three months ended March 31, 2014 and 2013, the gain realized on sale-leaseback transaction were $115,923 and $nil, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-lease back are $1,035,603 and $1,160,271 as of March 31, 2014 and December 31, 2013, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops, four warehouses, office buildings and the new staff dormitory in the Wei County industrial park, as well as the equipment for the renovation of PM1. Tissue paper manufacturing equipment PM8 and ancillary facilities were expected to start installation in the second quarter of year 2014; while the renovation of PM1 is expected to come online in the second quarter of year 2014. Upon completion, it will bring about an addition of $117,994,062 to the Company’s machinery and equipment. For the three months ended March 31, 2014 and 2013, the amount of interest capitalized is $261,433 and $nil, respectively.

As of March 31, 2014 and December 31, 2013, the three employee dormitory buildings in the amount of $4,096,411 and $4,130,590, which will be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu by the second half of year 2014, were reclassified as assets held for sale. Please refer to Note (7) for details.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2014 and December 31, 2013, certain property, plant and equipment of Orient Paper HB with net values of $19,072,822 and $21,901,456 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of March 31, 2014 and December 31, 2013, certain of the Company’s property, plant and equipment in the amount of $33,499 and $34,177 have been pledged for the facility obtained from Bank of Hebei. See “Notes Payable” under Note (11) for details. In addition, land use right with net values of $7,402,223 and $7,502,794 as of March 31, 2014 and December 31, 2013 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (9), Loans Payable, for details of the transaction and asset collaterals.

As of March 31, 2014 and December 31, 2013, essentially all production equipment of Orient Paper Shengde with net value of $35,143,954 and $36,134,038 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $1,938,794 and $1,932,853 for the three months ended March 31, 2014 and 2013, respectively.

(9) Loans Payable

Short-term bank loans

		March 31, 2014	December 31, 2013
Industrial & Commercial Bank of China	(a)	$4,056,334	$4,090,180
Industrial & Commercial Bank of China	(b)	811,267	818,036
Industrial & Commercial Bank of China	(c)	1,622,534	1,636,072
Total short-term bank loans		$6,490,135	$6,544,288

(a)	On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $4,056,334 and $4,090,180 as of March 31, 2014 and December 31, 2013, respectively, for which $811,267 is payable on June 5, 2014 and $3,245,067 is payable on August 15, 2014. The loan bears an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding.

Concurrent with the signing of the working capital loan agreement, the Company also entered into an agreement with the ICBC, which provides account management services to the Company during the terms of the underlying loan. The working capital loan is guaranteed by Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”) with the land use right on our Headquarters Compound pledged by Hebei Fangsheng as collateral for the benefit of the bank. The land use right on our Headquarters Compound was acquired by Hebei Fangsheng from the Company on August 9, 2013 (see Note (10) for the related party transaction). Hebei Fangsheng is controlled by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(b)	On September 6, 2013, the Company obtained a new accounts receivable factoring facility from the ICBC for $811,267 and $818,036 as of March 31, 2014 and December 31, 2013, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on August 4, 2014 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility is personally guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(c)	On December 3, 2013, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,622,534 and $1,636,072 as of March 31, 2014 and December 31, 2013, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on October 21, 2014 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,622,534 as of March 31, 2014.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2014 and December 31, 2013, all short-term borrowings are secured bank loans. The factoring facility was secured by the Company’s accounts receivable in the amount of $2,912,313 and $3,272,528 as of March 31, 2014 and December 31, 2013, respectively.

The average short-term borrowing rates for the three months ended March 31, 2014 and 2013 were approximately 6.79% and 6.60%, respectively.

Long-term loans from credit union

As of March 31, 2014 and December 31, 2013, loan payable to Rural Credit Union of Xushui County, amounted to $5,865,460 and $5,914,401, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,598,196 and $1,611,531 as of March 31, 2014 and December 31, 2013. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month, which was due on March 30, 2014. Because of the ongoing negotiation for renewing the loan, the Company did not repay the loan upon expiry. As of March 31, 2014 and December 31, 2013, the entire balance of the loan in the amount of $1,598,196 and $1,611,531 was presented as current portion of long-term loan from credit union in the condensed consolidated balance sheet. Subsequently on April 16, 2014, the Company repaid the entire amount of $1,598,196 without any penalty. On the same day, the Company entered into another agreement with the credit union of the same amount. The loan balance would be repayable by various installments through June 21, 2014 to November 18, 2018. Interest payment is due quarterly and bears the rate of 0.72% per month.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipments in the amount of $19,072,822 and $21,901,456 as of March 31, 2014 and December 31, 2013, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per months. As of March 31, 2014, total outstanding loan balance was $4,267,264 with $48,676 becoming due within one year and presented as current portion of long term loan from credit union in the condensed consolidated balance sheet. As of December 31, 2013, total outstanding loan balance was $4,302,870, with $49,082 becoming due within one year and presented as current portion of long term loan from credit union in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2014 and 2013 were $238,585 and $190,548, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.35 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. The balance of the long-term obligations under capital lease were $12,191,108 and $12,296,639 as of March 31, 2014 and December 31, 2013, which is net of its current portion in the amount of $8,193,163 and $8,264,795, respectively.

Total interest expenses for the sale-leaseback arrangement for three months ended March 31, 2014 and 2013 were $261,433 and $nil, respectively.

As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and is presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,402,223 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $35,143,954 and $36,134,038 as of March 31, 2014 and December 31, 2013, respectively.

The future minimum lease payments of the capital lease as of March 31, 2014 were as follows:

March 31,	Amount
2015	$9,125,772
2016	8,620,606
2017	4,120,087
$21,866,465

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company. He loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum. As of March 31, 2014 and December 31, 2013, net amount due to Mr. Liu were $2,369,859 and $2,389,633, respectively.

The interest expenses incurred for above related party loans were $36,707 and $35,777 for the three months ended March 31, 2014 and 2013, respectively. On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $598,093 and $566,343, which was recorded in other payables and accrued liabilities (see Note (12) below) as part of the current liabilities as of March 31, 2014 and December 31, 2013, respectively.

During the quarter ended March 31, 2014 and 2013, the Company borrowed $123,500 and $358,197 from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the periods.

Sale of Headquarters Compound Real Properties to a Related Party

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.33 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $163,460. As of March 31, 2014 and December 31, 2013, the accrued rent to Hebei Fangsheng are in the amount of $104,576 and $64,546, respectively.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.33 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.61 million.

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

Sales of the LUR and the Industrial Buildings were completed in year 2013, while the dormitories were reclassified as assets held for sale on August 9, 2013 in accordance with ASC 360-10-45-9. As the sale was not yet completed by the end of March 31, 2014, the dormitories remained as assets held for sale under current asset in the amount of $4,096,411 as of March 31, 2014. The closing of the sale is expected to be consummated by the second half of year 2014. In December 2013, Hebei Fangsheng provided the Company with a payment of approximately $1,622,534 earnest money deposit payment in connection with the sale of the dormitories. The Company recorded the receipt of the earnest money deposit as a security deposit of $1,622,534 and $1,636,072 as of March 31, 2014 and December 31, 2013 accordingly.

Land Use Right Pledged by Hebei Fangsheng

Independent from the above related party sale transaction, on March 3, 2014 Hebei Fangsheng entered into a Collateral Agreement with Shanghai Pudong Development Bank (“SPD Bank”) in connection with the Company’s $2,920,561 bank acceptance note obtained from the SPD Bank (see Note (11) below). Under the Collateral Agreement, Hebei Fangsheng pledged certain land-use-right on a parcel of land located in Wei County, Hebei for the benefit of the SPD Bank as collateral to secure the credit facility of the bank acceptance note during the period of March 3, 2014 and March 2, 2016. As explained above, Hebei Fangsheng is controlled by the Company’s Chairman and CEO Mr. Zhenyong Liu.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Notes payable

As of March 31, 2014, the Company had four bank acceptance notes and one commercial acceptance note of $5,678,868 and $486,760, respectively, from Bank of Hebei, and four bank acceptance notes of $2,920,561 from Shanghai Pudong Development Bank (“SPD Bank”), to one of its major suppliers. These acceptances notes are issued under the banking facilities obtained from these two banks as well as the restricted bank deposit of $4,494,418 in these two banks as mentioned in Note (3). In particular, the banking facility obtained from Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $33,499 and guaranteed by the Company’s Chairman and CEO Mr. Liu Zhenyong and Hebei Fangsheng and two independent third parties. The banking facility obtained from SPD Bank was secured by land use right from a related party as mentioned in Note (10). The bank acceptance notes from both Bank of Hebei and SPD Bank bear interest rate at nil% per annum and 0.05% of notes amount as handling change. They will become due and payable on various dates starting from May 15 through September 26 during the year of 2014.

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

(12) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2014	2013
Accrued electricity	$313,959	$372,726
Accrued professional fees	58,000	58,000
Value-added tax payable	198,138	940,400
Accrued interest to a related party	598,093	566,343
Accrued bank loan interest	503,571	380,022
Advance from customer	22,901	11,453
Insurance premium payable	-	62,348
Others	35,804	260,180
Totals	$1,730,466	$2,651,472

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On December 31, 2013, the Company issued restricted common shares of 297,000 out of the 2011 ISP and 2012 Incentive Stock Plan (the “2012 ISP”) of Orient Paper, Inc. to certain of its directors and officers when the stock was at $2.66 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $790,020 as of the date of grant. See Note (16), Stock Incentive Plans, for more details of the 2011 ISP and the 2012 ISP.

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

(14) Earnings Per Share

For the three months ended March 31, 2014 and 2013, basic and diluted net income per share are calculated as follows:

	Three Months Ended
	March 31,
	2014	2013
Basic income per share
Net income for the period - numerator	$2,533,294	$303,055
Weighted average common stock outstanding - denominator	18,753,900	18,459,775
Net income per share	$0.14	$0.02

Diluted income per share
Net income for the period - numerator	$2,533,294	$303,055
Weighted average common stock outstanding - denominator	18,753,900	18,459,775
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,753,900	18,459,775
Diluted income per share	$0.14	$0.02

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

The provisions for income taxes for three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
Provision for Income Taxes
Current Tax Provision – PRC	$795,222	$182,626
Deferred Tax Provision – PRC	163,509	50,058
Total Provision for Income Taxes	$958,731	$232,684

During the three months ended March 31, 2014 and 2013, the effective income tax rate was estimated by the Company to be 27.5% and 43.4%, respectively. For the three months ended March 31, 2014, the effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. The higher effective income tax rate for the comparable period last year was attributable to the 25% PRC Earnings Income Tax over a lower denominator of consolidated pre-tax income, which contains a relatively lower taxable earnings of our PRC operation during the first quarter of 2013 and a relatively higher U.S.-sourced deductions that were not deductible for purposes of the PRC tax but nevertheless reduced the consolidated pre-tax income.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2014 and December 31, 2013, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for both the three months ended March 31, 2014 and 2013, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 ISP. Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration. On December 31, 2013, the Compensation Committee granted 31,584 shares of restricted common stock under the 2012 ISP to certain officers and directors of the Company. No stock or option was issued under the 2012 ISP subsequently.

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $19,615 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $588,456 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (10) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $163,460 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years while looking for a new location to relocate its offices and the digital photo paper operations currently located in the headquarters compound.

Future minimum lease payments of all operating leases are as follows:

March 31,	Amount
2015	$765,836
2016	765,836
2017	661,260
2018	603,583
2019	603,583
Thereafter	4,921,144
$8,321,242

Capital commitment

As of March 31, 2014, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $51,145,277 and $51,673,158 as of March 31, 2014 and December 31, 2013, respectively. With the exception of a 5%-10% performance holdback on the construction of equipment and facilities is payable in 2014 and 2015, the Company expected to pay off all the balances by the end of year 2014.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$24,459,708	$1,294,156	$-	$-	$25,753,864
Gross Profit	4,314,871	355,965	-	-	4,670,836
Depreciation and amortization	1,270,737	668,057	-	-	1,938,794
Interest income	4,906	491	-	-	5,397
Interest expense	275,292	-	-	-	275,292
Income tax expense	870,365	88,366	-	-	958,731
Net Income (Loss)	2,645,585	229,793	(342,084)	-	2,533,294
Total Assets	173,486,638	40,673,939	39,218	-	214,199,795

	Three Months Ended
	March 31, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$19,049,230	$697,426	$-	$-	$19,746,656
Gross Profit	1,607,532	22,705	-	-	1,630,237
Depreciation and amortization	1,251,162	681,691	-	-	1,932,853
Interest income	18,641	342	10	-	18,993
Interest expense	225,893	-	432	-	226,325
Income tax expense	227,047	5,637	-	-	232,684
Net Income (Loss)	716,579	(11,450)	(402,074)	-	303,055

	Year Ended December 31, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Total Assets	$168,149,877	$41,264,704	$111,621	$-	$209,526,202

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2014 and 2013, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2014, the Company had two major suppliers which primarily accounted for 78% and 8% of the total purchases. For the three months ended March 31, 2013, the Company had two major suppliers accounted for 76% and 10% of the total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States. The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2014 and December 31, 2013, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2014 and 2013 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

In this quarterly report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our” and “us” refer to Orient Paper, Inc. and its PRC subsidiary and variable interest entities unless the context requires otherwise.

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

In evaluating the forward-looking statements contained in this report, you should consider various factors, including, without limitation, the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash. We assume no obligation to update forward-looking statements, except as otherwise required under federal securities laws.

Results of Operations

Revenue for the three months ended March 31, 2014 was $25,753,864, an increase of $6,007,208 or 30.42% from $19,746,656 for the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper (“CMP”) for the three months ended March 31, 2014 was $24,459,708, an increase of $5,410,478 or 28.40% from $19,049,230 for the first quarter of 2013. The increase was primarily attributable to the interruption of production at our Xushui Paper Mill for county-wide environmental protection inspections for a 20-day period from February 26, 2013 to March 17, 2013. The production interruption affected our CMP production line PM6 and the offset printing paper production lines PM 2 and PM3 during the first quarter of 2013.

Total offset printing and corrugating medium paper sold during the three months ended March 31, 2014 amounted to 56,195 tonnes, an increase of 13,662 tonnes or 32.12%, compared to 42,533 tonnes sold in the comparable period in the previous year. As explained above, production activities in the first quarter of 2013 was severely curtailed due to the government inspections in February and March of 2013, resulting in exceptionally low quantities produced as compared to the first quarter of 2014. All of the CMP produced and sold in 2013 was by PM6 and totaled 45,335 tonnes in the three months ended March 31, 2014, as compared to 33,077 tonnes in the comparable period in 2013. The other CMP production line PM1 was under renovation throughout the first quarter of 2013 and has not been producing paper as of March 31, 2014. We expect that the new PM1 will commence operation to produce insulation liner paper in May 2014. The changes in revenue dollar amount and in tonnage for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
Sales	March 31, 2014		March 31, 2013		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.	Amount

Corrugating Medium Paper	45,335	$17,101,076	33,077	$12,611,031	12,258	$4,490,045	37.06%	35.60%
Offset Printing Paper	10,860	$7,358,632	9,456	$6,438,199	1,404	$920,433	14.85%	14.30%
Total Corrugating Medium and Offset Printing Paper Revenue	56,195	$24,459,708	42,533	$19,049,230	13,662	$5,410,478	32.12%	28.40%

Monthly sales revenue (excluding revenue of digital photo paper) for the 24 months ended March 31, 2014, are summarized below:

The ASPs for our main products in the three months ended March 31, 2013 and 2014 are summarized as follows:

	Offset Printing Paper ASP	Corrugating Medium Paper ASP

Three Months ended March 31, 2013	$681	$381
Three Months ended March 31, 2014	$678	$377
Decrease from comparable period in the previous year	$(3)	$(4)
Decrease as a percentage	-0.44%	-1.05%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 24 month period ended March 31, 2014:

Corrugating Medium Paper

Revenue from corrugating medium paper amounted to $17,101,076 (or 69.92% of total offset printing paper and corrugating medium paper revenue) for the three months ended March 31, 2014, representing a $4,490,045 (or 35.60%) increase from the corrugating medium paper revenue of $12,611,031 for the comparable period in 2013.  We sold 45,335 tonnes of corrugating medium paper in the three months ended March 31, 2014 as compared to 33,077 tonnes for the same period in 2013, representing a 37.06% increase in quantities sold. As explained above, the increase is mainly due to the interruption of operation at our Xushui Paper Mill for government environment protection inspections in February and March 2013. ASP for corrugating medium paper dropped only slightly from $381/tonne in 2013 to $377/tonne in the three months ended March 31, 2014, representing a 1.05% decrease over the comparable period.  Although it is difficult to estimate the extent of such effect, we believe the continued effort to ramp up the 360,000 tonnes/year CMP production line PM6 also contributed to the increase in the CMP quantity sold in the first quarter 2014 versus the same period in 2013. We produced and sold 23,995.20 tonnes of CMP in the month of March 2014, representing a monthly utilization of 80% of the design capacity.

Our quarter-over-quarter ASP for CMP products has been recovering slightly since the first half of 2013. For the quarter ended March 31, 2014, ASP for CMP rose to $377/tonne from $373/tonne (or 1.07%) in the previous quarter ended December 31, 2013. We interpret the 1.07% recovery and similar trend since the first half of 2013 in CMP ASP as a sign of stabilization for the downward pressure in the Chinese packaging paper industry, which is largely affected by the slowdown of the domestic economic growth since the end of 2011 and an over-supply within the Chinese paper industry.

To cope with the contraction in paper product demand, nationwide capacity surplus and environmental pollution caused by smaller producers, the Ministry of Industry and Information Technology (the “MIIT”) of China announced on July 25, 2013 the list of outdated paper capacities for the first phase of the mandatory closure of year 2013. A total of 6.21 million tonnes of paper manufacturing capacities across the country are required to be shut down in the July 25, 2013 list, including 930,800 tonnes in the province of Hebei, the area hardest hit two years in a row. We believe the central government’s 2013 mandatory capacity closure has had some substantial effects on the supply of paper in the Chinese market. Unlike the mandatory closure programs in the previous years when most of the capacities shut down related to small-scale local mills usually with less 50,000 tonnes of production capability without proper water treatment practice, the production lines on the 2013 mandatory closure list included a number of large capacity paper machines (up to 226,000 tonnes per line) and six large public-traded paper manufacturing companies in China. The government is expected to continue to reinforce the mandatory closure of outdated capacity in 2014. Therefore, we estimate that the ASPs for CMP and other packaging paper can be expected to remain stable in the next few quarters.

We launched the new 360,000 tonnes/year PM6 in December 2011. In December 2013 and for the first time since the launch of this production line, we produced more than 25,000 tonnes (or approximately 83% of the monthly utilization) of CMP at PM6. Quantities sold for units produced by PM6 from April 2012 to March 2014 are as follows.

Offset Printing Paper

Revenue from offset printing paper amounted to $7,358,632 (or 30.08% of total offset printing paper and corrugating medium paper revenue) for the three months ended March 31, 2014, which represents a $920,433 (or 14.30%) increase from the offset printing paper revenue of $6,438,199 for the comparable period in 2013.  We sold 10,860 tonnes of offset printing paper in the three months ended March 31, 2014 compared to 9,456 tonnes of offset printing paper in the comparable period in year 2013, an increase of 1,404 tonnes or 14.85%.  Despite the increase in quantities produced and sold in 2014 (compared to the same period in 2013, mainly due to the production interruption in the first quarter of 2013 during a prolonged government environmental inspection period, as explained above), a declining offset printing paper ASP in the first quarter of 2014 compared to the same period in year 2013 has the effect of reducing the additional offset printing paper revenue in 2014. We sold offset printing paper at an ASP of $678/tonne in the first quarter of year of 2014, which is 0.44% lower than the ASP of $681/tonne in the first quarter of year 2013.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $1,294,156 (or 5.03% of total revenue) for the three months ended March 31, 2014, an increase of $596,730 or 85.56% from $697,426 (or 3.53% of total revenue) for the three months ended March 31, 2013. When comparing to the three months ended March 31, 2013, the ASP of our digital photo paper in 2014 increased from $3,770/tonne to $3,970/tonne, representing a 5.31% year-over-year increase.

Our digital photo paper operations are based not in our main manufacturing plant Xushui Paper Mill but in two industrial buildings that are located in our Headquarters Compound in the town center of the Xushui County. In recent years, there have been more residential buildings and residents living in the surrounding areas of our Headquarters Compound. We have been under increasing pressure since October 2012 by local residents and from government urban planning officials to minimize our operations during night time, which resulted in a curtailment of our production schedule. However, we have taken some measures and adjusted our production schedules for the digital photo paper since 2013 to reduce the impact of our nightly manufacturing activities on the surrounding residential areas and, at the same time, to minimize the effect of the new production schedule on our digital photo paper production operations. As a result of these efforts, we sold 326 tonnes of digital photo paper in the three months ended March 31, 2014, as compared to only 185 tonnes in the same period a year ago when the operations were severely limited, representing a year-over-year increase of 76.22%. We are in the process of searching for a new industry-use location where we can run production schedules without restrictions.

Changes in sales revenue and quantities sold of our digital photo paper for the three months ended 2014 and 2013 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
Sales	March 31, 2014		March 31, 2013		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty. (Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount
Digital Photo Paper	326	$1,294,156	185	$697,426	141	$596,730	76.22%	85.56%

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2).  Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from April 2012 to March 31, 2014 are summarized as follows:

Cost of Sales

Total cost of sales for corrugating medium paper and offset printing paper for the quarter ended March 31, 2014 was $20,144,837, an increase of $2,703,139 or 15.50% from $17,441,698 for the comparable period in 2013.  Cost of sales for total corrugating medium paper amounted to $14,362,746 for the quarter ended March 31, 2014, as compared to $11,538,304 for the same period in the year of 2013. Because of declining raw material price (see details below) and the increased production quantities (and a more efficient absorption of certain fixed costs such as depreciation of production equipments) in the first quarter of 2014, average cost of sales per tonne of corrugating medium paper went down from $349 in the first quarter of 2013 to $317 in the first quarter of 2014 (decrease of 9.17%), while average cost of sales per tonne of offset printing paper went down from $624 in the first quarter of 2013 to $532 (decrease of 14.74%) during the quarter ended March 31, 2014. Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2014 and 2013 are summarized below:

	For the Quarter ended			For the Quarter ended
	March 31, 2014			March 31, 2013			Change in			Change in percentage
	Cost of Sales	Cost per tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tone
Corrugating medium paper	$14,362,746		$317	$11,538,304		$349	$2,824,442		$(32)	24.48%	-9.17%
Offset printing paper	$5,782,091		$532	$5,903,394		$624	$(121,303)		$(92)	-2.05%	-14.74%
Total corrugating medium and offset printing paper	$20,144,837	$	n/a	$17,441,698	$	n/a	$2,703,139	$	n/a	15.50%	n/a %

It is observed that the quantity and price of imported recycled paper board (or Old Corrugated Cardboard, “OCC”) to China began to fall in April 2013, when the Chinese government’s Green Fence policy started to affect most recycled paper shipments and an increasing number of containers were rejected and turned away. The “Operation Green Fence” is a policy that was implemented by the Chinese Customs for 10 months from February to the end of the year in 2013. The goal of Operation Green Fence is to limit the importation of solid waste-contaminated shipments into China through stricter inspection and a higher rejection rate of substandard recycled materials. As a result of Operation Green Fence, shippers became more hesitant to ship recycled materials to China and imported recycled paper prices across the board has fallen, as suppliers have been more likely to accept lower prices in order to reduce inventory that would normally be on its way to China. Some industry commentators believe the drop should be temporary, as the Chinese mills that use imported OCC and other recycled paper will eventually exhaust their inventory and be buying imported recycled paper at a higher cost. Although the Chinese Customs has rolled out new measures after the conclusion of Operation Green Fence in October 2013 to strengthen the imported waste inspection, our observation is that the effect of the Green Fence policy has started to wane since the third quarter of 2013, as reflected in our first quarter 2014 average cost of OCC, which basically remained the same as in the previous quarter in 2013. However, there can be no assurance that governmental actions will not lead to material increases in the cost of imported OCC in the future.

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the first quarter of 2014 were RMB 1,088/tonne and RMB 2,052/tonne (or approximately $178/tonne and $335/tonne), respectively, compared to RMB 1,239/tonne and RMB 2,293/tonne (or approximately $197/tonne and $365/tonne) for the same period of 2013. These changes (in US dollars) represent year-over-year decreases of 9.64% and 8.22% for the OCC and recycled white scrap paper, respectively. Our production uses entirely domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) and does not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper. However, our experience suggests that the pricing of domestic recycled paper still bears some correlations to the price of imported recycled paper. Depending on the regional economic outlook for the rest of the year of 2014 and the impact of the government’s future policies such as Operation Green Fence of 2013, we believe that the short-term waste paper raw material costs, including the cost of OCC, may become volatile in the next few months and may affect our gross profit margin.

The pricing trends of our major raw materials for the 24-month period from April 2012 to March 2014 are shown below:

Electricity and coal are the two main energy sources of our paper manufacturing activities.  Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months.  Historically, electricity and coal each account for approximately 10% and 12% of our total cost of sales, or approximately 8% and 9% of total sales, respectively.  However, since the launch of our new 360,000 tonnes/year PM6 in late 2011 and the retirement (for renovation) of the old PM1 in 2013, we believe our energy consumption is now more efficient compared to the pre-2012 operations. The monthly energy costs (electricity and coal) as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2014 are summarized as follows:

Gross Profit

Corrugating Medium Paper and Offset Printing Paper

Gross profit for corrugating medium paper and offset printing paper for the first quarter ended March 31, 2014 was $4,314,871, a net increase of $2,707,339 or 168.42% from $1,607,532 for the same period in 2013.  The increase in gross profit of corrugating medium paper and offset printing paper for the first quarter of 2014 was a direct result of the 28.40% increase in gross sales revenue over a relatively lower increase of 15.50% in costs of sales between the first quarters of 2014 and 2013, as explained above. On the other hand, the overall gross profit margin for corrugating medium paper and offset printing paper increased by 168.42%, or 9.20 percentage points, from 8.44% in the first quarter in 2013 to 17.64% for the first quarter of 2014.

Similarly, gross profit margin for the corrugating medium paper for the quarter ended March 31, 2014 was 16.01%, compared to 8.51% for the same period a year ago. Gross profit margin for the offset printing paper was 21.42% for the quarter ended March 31, 2014, compared to 8.31% for the comparable period a year ago. Monthly gross profit margins on the sales of our corrugating medium paper and offset printing paper for the 24-month period ended March 31, 2014 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the quarter ended March 31, 2014 amounted to $355,965 or 27.51% as a percentage of total digital photo paper sales, compared with $22,705, or 3.26% as a percentage to total digital photo paper sales in the same period last year. The dollar amount increase of $333,260 in the first quarter of 2014 represents a 1,467.78% increase over the base amount of $22,705, which was a result of lower level of production activities under a curtailed production schedule and a lower ASP in 2013. Our digital photo paper ASP was $3,970/tonne in the first quarter of 2014 as compared to $3,770 in the same period in the previous year of 2013. As explained above, the daily hours of operations of our digital photo paper have been severely restricted by the local county government during the first quarter of 2013 because of concerns raised by residents surrounding our digital photo paper plant over the nightly operations of the production lines. However, we have adjusted our production schedules since 2013 to reduce the impact of our nightly manufacturing activities on the surrounding residential areas and, at the same time, minimize the effect of the new production schedule on our digital photo paper production operations that resulted in an increase of the sales volumes for the quarter ended March 31, 2014. Notwithstanding this, we are in the process of searching for a new industrial-use location where we can run production schedules without restrictions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2014 were $908,916, an increase of $21,750 or 2.45% from $887,166 for the first quarter of 2013. The slight increase was mainly attributable to the resulting offset of the following increases and decreases in the first quarter of 2014 compared to the same period in 2013: (a) an increase of $40,865 in lease expense for our Headquarters Compound office and warehouse facilities, which were sold to an entity controlled by our Chairman and CEO in the third quarter of 2013, (b) an increase of $37,037 in workers insurance due to a rate adjustment, (c) an increase in legal fees paid for $18,443, (d) a decrease of $36,065 in depreciation expense for the Headquarters facilities sold in the third quarter 2013, (e) a decrease of $26,344 in professional fees paid, and (f) a favorable difference in currency exchange gains and losses for $20,204.

Income from Operations

Operating income for the quarter ended March 31, 2014 was $3,761,920, an increase of $3,018,849 or 406.27% from $743,071 for the same period in year 2013.  The change is primarily due to the below-normal level of production activities in the first quarter of 2013 resulted from the government’s environmental inspection.

Other Income and Expenses

Interest expense in the quarter ended March 31, 2014 increased by $48,967 from $226,325 in the first quarter of 2013 to $275,292 in the first quarter of 2014. The Company had total short-term and long-term interest-bearing loans, related party loan and leasing obligations in the amount of $35,109,725 as of March 31, 2014, as compared to a total of $14,721,845 of such loans as of March 31, 2013. Of all interest incurred on the interest-bearing loans, $261,433 (which was related to the sale-leaseback obligation with CNFTFL) and $nil was capitalized as soft-cost of construction-in-progress during the first quarter of 2014 and 2013, respectively.

Provision for Income Taxes

Provision for income tax was in the amount of $958,731 for the quarter ended March 31, 2014, an increase of $726,047, or 312.03%, from the amount of $232,684 for the comparable quarter for the previous year. The substantial increase is a result of a low income before income tax particularly caused by the below-normal production activities during the extended government environmental inspections during the first quarter of 2013. During the three months ended March 31, 2014 and 2013, the effective income tax rate was estimated by the Company to be 27.5% and 43.4%, respectively. The first quarter 2014 effective income tax rate represents a decrease of 15.9 percentage points, or 36.64% over the tax rate in the comparable period in 2013. For the three months ended March 31, 2014, the effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. The higher effective income tax rate for the comparable period in year 2013 was attributable to the 25% PRC Earnings Income Tax over a lower denominator of consolidated pre-tax income, which contains a relatively lower taxable earnings of our PRC operation during the first quarter of 2013 and a relatively higher U.S.-sourced deductions that were not deductible for purposes of the PRC tax but nevertheless reduced the consolidated pre-tax income.

Net Income

Net income was $2,533,294 for the quarter ended March 31, 2014, an increase of $2,230,239 or 735.92% from a mere $303,055 for the comparable period in the year of 2013. The increase was primarily attributable to the below-normal level of production activities in the first quarter of 2013 resulted from the government’s environmental inspection.

Accounts Receivable

Net accounts receivable decreased by $415,181 (or 12.48%) to $2,912,313 as of March 31, 2014, compared with $3,327,494 as of December 31, 2013. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 93.09% of total value of ending inventory as of March 31, 2014) and finished goods. As of March 31, 2014, the recorded value of inventory increased by 12.83% to $12,894,835 from $11,428,405 as of December 31, 2013. The largest change came from the inventory item of recycled paperboard, which is the main raw material for the production of corrugating medium paper and was stated at $8,864,380 as of March 31, 2014. The ending inventory balance of recycled paperboard was approximately $859,392 (or 10.74%) higher than the balance as of December 31, 2013 primarily because of the ramp up of our CMP production line PM6. However, because of limited space for our raw material stocking ground, we have to place more frequent purchase orders of raw materials with our suppliers as the production of the new corrugating medium paper line ramps up. Consequently, inventory balance of recycled paperboard at any given date may fluctuate, depending on the status of the reordering point.

We did not purchase any recycled printed paper since May 2013 because the decision to use only recycled white scrap paper as the single feedstock for our offset printing paper at the time when relatively low prices of the recycled white scrap paper justify the reduced workload of our water treatment plant for deinking the recycled printed paper. By using only recycled white scrap paper, we can also enhance the quality of our printing paper products.

A summary of changes in major inventory items is as follows:

	March 31, 2014	December 31, 2013	$ Change	% Change
Raw Materials
Recycled paper board	$8,864,380	$8,004,988	$859,392	10.74%
Pulp	14,139	14,257	(118)	-0.83%
Recycled white scrap paper	2,337,262	1,791,873	545,389	30.44%
Coal	638,012	573,799	64,213	11.19%
Digital photo base paper and other raw materials	150,088	212,984	(62,896)	-29.53%
Total Raw Materials	12,003,881	10,597,901	1,405,980	13.27%
Finished Goods	890,954	830,504	60,450	7.28%
Totals	$12,894,835	$11,428,405	$1,466,430	12.83%

Assets Held For Sale

As of March 31, 2014 and December 31, 2013, assets held for sale in the amount of $4,096,411 and $4,130,590 represented the three employee dormitory buildings to be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. As the sale was not yet completed by the end of March 31, 2014, the dormitories were classified as held for sale in accordance with ASC 360-10-35. It was expected that the sales will be consummated by the second half of year 2014.

Accounts Payable

Accounts payable was $964,263 as of March 31, 2014, an increase of $37,692 or 4.07% from $926,571 as of December 31, 2013.  We have been taking advantage of the bank and commercial acceptance notes issued under our credit facilities with the Bank of Hebei and Shanghai Pudong Development Bank (“SPD Bank”) to make most of our raw material vendor payments. Our notes payable to the Bank of Hebei and SPD Bank for vendor payments were at $9,086,189 and $4,908,216 as of March 31, 2014 and December 31, 2013, respectively. All accounts payable as of March 31, 2014 and December 31, 2013 were within the normal payment terms of our suppliers, while the notes payable as of March 31, 2014 will become due and payable on various dates starting from May 15 to September 26 during the year 2014.

Liquidity and Capital Resources

Overview

As of March 31, 2014 we had a net working capital deficit of $648,599, a decrease of $1,770,796 from the net working capital deficit of $2,419,395 at December 31, 2013. Total current assets at March 31, 2014 amounted to $31,525,086, which was larger than the balance as of December 31, 2013 by $5,571,758. We included a $1,598,196 outstanding principal balance with the Rural Credit Union of Xushui County term loan that was due on March 30, 2014 in the current portion of our long-term debt in the section of current liabilities as of March 31, 2014. We have subsequently paid off the entire balance and renewed the loan for a new term of another 55 months on April 16, 2014.

We have been reporting higher balances in current liabilities on our balance sheet since we entered into a three-year sale-leaseback financing that we secured on June 16, 2013 (see details below), which features a three-year fully amortization schedule with periodic principal payments every 6 months. Current liabilities at March 31, 2014 totaled $32,173,685, an increase of $3,800,962 (or 13.40%) over the December 31, 2013 balance and included a current portion of the capital lease payable for such principal payments in the amount of $8,193,163. We have also been using bank and commercial acceptance notes, which are typical 6-month notes payable, to pay our suppliers. The notes payable was stated at $9,086,189 as of March 31, 2014, representing a $4,177,973 or 85.12% increase from the balance as of December 31, 2013. In addition, there are various dues to related parties in the total amount of approximately $2,325,203 as of March 31, 2014, including security deposit from a related party of $1,622,534, rent payable due to a related party of $104,576 and accrued interest payable included in other payables and accrued liabilities of $598,093 to our Chairman and CEO Mr. Zhenyong Liu. Most of our current short-term and long-term bank loans are either revolving or term loans, but we do expect to renew the loans with the banks and the credit union with similar terms at or before maturity. Except for the sale-leaseback financing and the 5-year, $4.3 million loan from a local credit union borrowed on July 15, 2013, all of our short-term and long-term bank loans feature interest-only monthly or quarterly payments with balloon payment for the entire principal at the maturity of the loan. In addition to the quarterly interest payment, the 5-year credit union loan requires semi-annual principal repayment of approximately $16,225, with one large balloon payment of approximately $4 million at maturity. The CNFTFL lease financing requires quarterly payment of both interest and principal repayment, ranging from approximately $4.4 million to approximately $63,000 during the entire three-year term.

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the quarter ending March 31, 2014 were primarily financed by cash flows generated from business operations. As of March 31, 2014, we had approximately $51,145,277 in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipments and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to eventually build two tissue paper production lines PM8 and PM9, and install other paper production machineries in the future.

We expect to finance our capital expenditure commitments mainly by cash flows internally generated from our business operations and possibly more debt financings to support the future capital expenditure and capacity expansions. We expect to satisfy all of our capital expenditure commitments that were outstanding as of March 31, 2014 in the next 12-18 months. We generated approximately $30 million of cash from our operating activities during the year of 2013 and expect to generate at least the same amount in year 2014. On March 27, 2014, Hebei Tengsheng Paper Co. Ltd., which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County Industrial Park and leases about one-fourth of the premises to Orient Paper HB as our production base of tissue paper and other future facilities, agreed in writing to unconditionally provide land use rights to the 330 acres of land as third party collateral for additional bank borrowings in 2014 by Orient Paper HB. Based on the current market value of the land use rights and a 50%-60% loan out ratio, we estimate the maximum amount of debt financing with the entire 330 acres of Wei Country land will be between $36.6 million and $44.0 million.

On March 21, 2014 the provincial branch of the Industrial & Commercial Bank of China (“ICBC”) approved a new maximum total banking credit facility for Orient Paper HB for approximately $24.5 million in the year of 2014. We already had various working capital loans for a total of $6.5 million from ICBC as of March 31, 2014, which means that we may be able to draw additional financing under the maximum ICBC facility for up to $18 million. We expect the ICBC may tap into some of the above 330 acres of land use rights as security.

We have been using short-term working capital loans to support the operations of our legacy CMP and printing paper businesses so that we may use more cash generated from operating activities to pay for our capital expenditures. On March 3, 2014 we obtained a revolving line of credit facility under which we may issue notes payable for approximately $3.2 million from Shanghai Pudong Development Bank (“SPD Bank”). Hebei Fangsheng Real Estate Development Co. Ltd., which is controlled by our Chairman and CEO Mr. Zhenyong Liu, unconditionally provided certain land use rights that it owns as collateral to secure its guarantee of the notes. The facility has a term for the period of March 3, 2014 through January 12, 2015.

As of May 1, 2014, we are in the process of negotiating with the SPD Bank for a follow-on debt financing with similar terms of the March 3, 2014 credit facilities for an additional $3.2 million. We are also in the process of negotiating with an equipment leasing company and another commercial bank to provide additional capex funding and working capital to us. While we anticipate these follow-on and new financing to go through in the second quarter of 2014, there is no guarantee that these negotiations will eventually become fruitful.

On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $598,093, which was recorded in other payables and accrued liabilities as part of the currently liabilities in the condensed financial statement as of March 31, 2014.

Our loan-to-equity ratio was 32.05% as of March 31, 2014. Our debt-asset ratio was 24.27% as of March 31, 2014. According to a search conducted by www.chinadiaoyan.com, the industry average of debt-asset ratio was 53.06% as of September 30, 2013 for the 20 large paper mills that are publicly listed in China. Of the 20 paper mill companies publicly listed in the Chinese stock exchanges, the top 6 (ranked by total revenue) all had debt-asset ratio exceeding 60%. Aside from the short-term liquidity situation, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably expand our financial debt leverage to provide capital for future growth.

From time to time, we investigate financing opportunities with banks and other financial institutions and investors both inside and outside of China, and we may seek long-term financings to pay off liabilities with shorter terms. We cannot guarantee that our effort would be successful. As of the date of this report, we have not entered into any material binding agreement for additional long-term financing. There can be no assurance that we will be able to secure such financing either from banks or through debt or equity investments from investors. If we are unable to obtain sufficient outside financing, whether short-term or long-term, or generate sufficient operating cash flow internally, the progress of our construction or renovation projects may be slowed down or otherwise negatively affected. We may also have to curtail the scope of our capital expenditure projects or to shelve some components of such projects (for example, delay the installation of PM9 until additional capital resources are available).

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company’s as of March 31, 2014; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. As of March 31, 2014 the balance of the long-term obligations under capital lease was $12,191,108, which is net of its current portion in the amount of $8,193,163.

Total interest expenses for the sale-leaseback arrangement for the quarter ended March 31, 2014 and 2013 were $261,433 and $nil, respectively.

As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company over the lease term and would be used to offset the depreciation of the Leased Equipment, which was recorded at the new cost of $25,778,581 as of March 31, 2014.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,402,223 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and agrees to pledge essentially all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $35,143,954 as of March 31, 2014.

Capital Expenditures

We have plans for several capital expenditure projects for the year of 2014 and early 2015. These projects include: (1) three workshops, four warehouses, an office building, employee cafeteria, and two employee dormitory buildings, as well as infrastructure and landscaping projects in the Wei County Industrial Park for an estimated cost of $19 million (which is in addition to the contracts that we have already entered into as of March 31, 2014), (2) a second 15,000 tonnes/year tissue paper production line (to be designated as PM9) for an estimated cost of $8.3 million, and (3) completing the major renovation of the old corrugating medium paper production line PM1 and related facilities to enhance energy efficiency and produce the new product of insulation liner paper with an remaining unpaid cost of approximately $4.2 million. We estimate that total capital expenditure for 2014 to be approximately $31.5 million, which is expected to be funded by additional debt financing, cash on hand and cash flows generated from our own operations. Our cash and cash equivalents was $5,840,226 as of March 31, 2014, and cash flows generated from our own operations amounted to approximately $7.83 million in the quarter ended March 31, 2014. We believe that, unless we encounter major operational problem or production interruption, such as the comprehensive environmental inspection in February and March of 2013, the Company should be able to generate sufficient cash flows from its operations and from financing to help support the capital expenditures of 2014 and the first half of 2015. However, if we are unable to obtain sufficient banking facilities or generate sufficient operating cash flows internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelve some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we will be required to eventually cease all operations currently conducted on our Headquarters Compound site. In order to comply with this government mandate, we intend to initiate the process of relocating our offices and facilities to a new site. To that end, we have entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co., Ltd. (“Hebei Fangsheng”), a real estate development company recently formed and owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family. We have previously announced that we intended to pursue negotiations with respect to the Potential Sale on an arm’s length basis with Hebei Fangsheng, and would only consummate such Potential Sale on terms that would be not less advantageous to us than as if Hebei Fangsheng were an independent, unaffiliated party. We would only enter into legally binding agreements with Hebei Fangsheng in connection with the Potential Sale upon appraisals by independent appraisal firms, and a finding by our Audit Committee that these conditions have been met.

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.33 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $162,253. As a condition for the sale of the Dormitories, Hebei Fangsheng agrees that it will act as an agent for the Company, which does not have the qualification to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further represents that it will not seek to profit from the resale of the Dormitories units and will allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.33 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.61 million. The Company internally estimated that had the Company been a licensed real estate developer and allowed to resell the dormitory units, the fair market value of the Dormitories (which is located within the wall of our Headquarters Compound and next to the digital photo paper factory) could be approximately $5.10 million.

Sales of the LUR and the Industrial Buildings were completed in year 2013, while the dormitories were reclassified as assets held for sale on August 9, 2013 in accordance with ASC 360-10-45-9. We expect the sale of Dormitories will be closed in the second half of 2014. Net proceeds from the sale will be in the approximate total amount of $8.25 million and are expected to be used to fund our tissue paper production line construction.

We have not identified new locations for the office and the digital photo paper workshop but are exploring the possibility of moving the headquarters office to near our Xushui Paper Mill. We may also consider moving the digital photo paper operations to the new industrial park in Wei County.

Wei County Tissue Paper PM8 and PM9

In November 2012 we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012 we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the tissue paper project (excluding the general infrastructures and administrative facilities such as warehouses, offices, dorms, landscaping, etc) may be up to $65.1 million.

Renovation of PM1

We have decided to take voluntary action to renovate our 150,000 tonnes/year corrugating medium PM1 in anticipation of increased regulatory concerns on energy efficiencies. The renovation was originally scheduled for the period of December 31, 2012 through the end of year 2014. There will be no production output from PM1 throughout the renovation period, as most of the equipment and parts of the paper machine portion of the production line will be demolished and replaced, while the reusable equipments and parts and other supporting facilities are built into the new, renovated PM1. As of March 31, 2014, the Company was close to completing the rebuilding of PM1 into a 2.64-meter width production machine for the production of thermal liner paper, which is a building construction material. Thermal liner paper uses recycled paper board, or OCC, as its primary raw material and will be sold to construction material suppliers. Under the current plan, the Company expects the PM1 renovation project to cost approximately $6.8 million (of which approximately $2.6 million was already paid as of March 31, 2014) in total and to come online in the second quarter of year 2014, well ahead of the original completion schedule.

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2014 was $5,840,226, an increase of $2,709,063 from $3,131,163 as of December 31, 2013.  The increase of cash and cash equivalents during the quarter ended March 31, 2014 was attributable to a number of other factors including the following:

i. Net cash provided by operating activities

Net cash provided by operating activities was $7,825,922 for the quarter ended March 31, 2014. The balance represented an increase of $3,452,266 or 78.93% from $4,373,656 for the same period in year 2013.  The net income of the quarter ended March 31, 2014 was $2,533,294, representing an increase of $2,230,239 or 735.92% from $303,055 for the first quarter of 2013.  Nevertheless, changes in various asset and liability account balances throughout the first quarter of 2014 also contributed to the net change in cash generated from operating activities in the first quarter of 2014. Chief among such changes is the additional notes payable in the amount of $4,249,964 that we issued during the quarter ended March 31, 2014. There was also an increase of $1,572,609 in the ending inventory balance as of March 31, 2014 (and as a decrease to net cash for the first quarter 2014 cash flow purposes). In addition to the decrease in cash from the net change in the first quarter 2014 inventory balance, the Company had non-cash expenses in depreciation and amortization in the amount of $1,938,794 in the first quarter of year 2014. The Company also had a net decrease of $305,382 in prepayment and other current assets (as an increase to net cash) and a net decrease of $866,457 in other payables and accrued liabilities (as a decrease to net cash), as well as an increase in income tax payable of $699,672 (as an increase to net cash) during the quarter ended March 31, 2014.

 ii. Net cash used in investing activities

We incurred $2,965,044 in net cash expenditures for investing activities during the quarter ended March 31, 2014, compared to $1,322,010 for the same period in the previous year in 2013. Essentially, all expenditures in the quarter ended March 31, 2014 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including a new office, two employee dormitories, a cafeteria, a pulping station, three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash used in financing activities

Net cash used in financing activities was $2,081,982 for the quarter ended March 31, 2014, as compared to net cash provided by financing activities in the amount of $278,800 for the same period in 2013. During the quarter ended March 31, 2014, we deposited an additional $2,075,943 with Bank of Hebei and Shanghai Pudong Development Bank as condition for the issuance of notes payable in the amount of $4,249,964. The deposit is recorded as part of our restricted cash and is presented as a cash outflow for financing activities.

Short-term bank loans

		March 31, 2014	December 31, 2013
Industrial & Commercial Bank of China	(a)	$4,056,334	$4,090,180
Industrial & Commercial Bank of China	(b)	811,267	818,036
Industrial & Commercial Bank of China	(c)	1,622,534	1,636,072
Total short-term bank loans		$6,490,135	$6,544,288

(a)

On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $4,056,334 and $4,090,180 as of March 31, 2014 and December 31, 2013, respectively, for which $811,267 is payable on June 5, 2014 and $3,245,067 is payable on August 15, 2014. The loan bears an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding.

Concurrent with the signing of the working capital loan agreement, the Company also entered into an agreement with the ICBC, which provides account management services to the Company during the terms of the underlying loan. The working capital loan is guaranteed by Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”) with the land use right on our Headquarters Compound pledged by Hebei Fangsheng as collateral for the benefit of the bank. The land use right on our Headquarters Compound was acquired by Hebei Fangsheng from the Company on August 9, 2013. Hebei Fangsheng is controlled by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(b)

On September 6, 2013, the Company obtained a new accounts receivable factoring facility from the ICBC for $811,267 and $818,036 as of March 31, 2014 and December 31, 2013, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on August 4, 2014 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with ICBC, which will provide accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility is personally guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(c)

On December 3, 2013, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,622,534 and $1,636,072 as of March 31, 2014 and December 31, 2013, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on October 21, 2014 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,622,534 as of March 31, 2014.

As of March 31, 2014 and December 31, 2013, all of our short-term borrowings were secured bank loans. The factoring facility was secured by the Company’s accounts receivable in the amount of $2,912,313 and $3,272,528 as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company had no unutilized credit facility for bank loans and for notes payable with the banks. The average short-term borrowing rates for the three months ended March 31, 2014 and 2013 were approximately 6.79% and 6.60%, respectively.

Long-term loans from credit union

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,598,196 and $1,611,531 as of March 31, 2014 and December 31, 2013. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month, which was due on March 30, 2014. Because of the ongoing negotiation for renewing the loan, the Company did not repay the loan upon expiry. As of March 31, 2014 and December 31, 2013, the entire balance of the loan in the amount of $1,598,196 and $1,611,531 was presented as current portion of long-term loan from credit union in the condensed consolidated balance sheet. Subsequently on April 16 2014, the Company repaid the entire amount of $1,598,196 without any penalty. On the same day, the Company entered into another agreement with the credit union of the same amount. The loan balance would be repayable by various installments through June 21, 2014 to November 18, 2018. Interest payment is due quarterly and bears the rate of 0.72% per month.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipments in the amount of $19,072,822 and $21,901,456 as of March 31, 2014 and December 31, 2013, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per months. As of March 31, 2014, total outstanding loan balance was $4,267,264 with $48,676 becoming due within one year and presented as current portion of long term loan from credit union in the condensed consolidated balance sheet. As of December 31, 2013, total outstanding loan balance was $4,302,870, with $49,082 becoming due within one year and presented as current portion of long term loan from credit union in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2014 and 2013 were $238,585 and $190,548, respectively.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the quarter ended March 31, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2014 and December 31, 2013 to translate the Chinese RMB to the U.S. Dollars are 6.1632:1 and 6.1122:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.1177:1, and 6.2769:1 for the quarters ended March 31, 2014 and 2013, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

None.

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

As required by Rule 13a-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2014.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended March 31, 2014, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Date: May 15, 2014	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer
(Principal Financial Officer)

