Form 10-Q
period 2014-06-30
Orient Paper Inc.
filed 2014-08-13
CIK 1358190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 12, 2014: 18,753,900

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$4,133,362	$3,131,163
Restricted cash	6,403,589	2,454,108
Accounts receivable (net of allowance for doubtful accounts of $70,996 and $67,592 as of June 30, 2014 and December 31, 2013, respectively)	3,478,794	3,327,494
Inventories	12,976,476	11,428,405
Prepayments and other current assets	1,095,486	1,068,031
Assets held for sale	4,103,335	4,130,590
Deferred tax assets - current	24,784	413,537

Total current assets	32,215,826	25,953,328

Prepayment on property, plant and equipment	1,482,252	1,492,098
Property, plant, and equipment, net	187,078,274	178,535,259
Recoverable VAT	3,039,913	3,277,188
Deferred tax asset – non-current	399,262	268,329

Total Assets	$224,215,527	$209,526,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$8,126,381	$6,544,288
Current portion of long-term loans from credit union	113,769	1,660,613
Current obligations under capital lease	8,190,597	8,264,795
Accounts payable	6,396,818	926,571
Notes payable	12,904,694	4,908,216
Security deposit from a related party	1,625,276	1,636,072
Due to a related party	145,384	64,546
Accrued payroll and employee benefits	558,892	498,010
Other payables and accrued liabilities	1,958,087	2,651,472
Income taxes payable	929,666	1,218,140

Total current liabilities	40,949,564	28,372,723

Loans from credit union	5,761,604	4,253,788
Loan from a related party	2,373,865	2,389,633
Deferred gain on sale-leaseback	922,092	1,160,271
Long-term obligations under capital lease	8,140,518	12,296,639

Total liabilities	58,147,643	48,473,054

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 18,753,900 and 18,753,900 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	18,754	18,754
Additional paid-in capital	46,909,543	46,909,543
Statutory earnings reserve	6,038,406	6,038,406
Accumulated other comprehensive income	16,055,642	17,146,308
Retained earnings	97,045,539	90,940,137

Total stockholders' equity	166,067,884	161,053,148

Total Liabilities and Stockholders' Equity	$224,215,527	$209,526,202

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$37,836,265	$33,038,512	$63,590,129	$52,785,168

Cost of sales	(31,715,258)	(26,940,117)	(52,798,286)	(45,056,536)

Gross Profit	6,121,007	6,098,395	10,791,843	7,728,632

Selling, general and administrative expenses	(989,299)	(886,556)	(1,898,215)	(1,773,722)

Income from Operations	5,131,708	5,211,839	8,893,628	5,954,910

Other Income (Expense):
Interest income	39,451	35,796	44,848	54,789
Interest expense	(268,545)	(252,393)	(543,837)	(478,718)

Income before Income Taxes	4,902,614	4,995,242	8,394,639	5,530,981

Provision for Income Taxes	(1,330,506)	(1,339,106)	(2,289,237)	(1,571,790)

Net Income	3,572,108	3,656,136	6,105,402	3,959,191

Other Comprehensive Income:

Foreign currency translation adjustment	284,824	2,236,487	(1,090,666)	3,200,061

Total Comprehensive Income	$3,856,932	$5,892,623	$5,014,736	$7,159,252

Earnings Per Share:
Basic and Fully Diluted Earnings per Share	$0.19	$0.20	$0.33	$0.21

Weighted Average Number of Shares
Outstanding - Basic and Fully Diluted	18,753,900	18,456,995	18,753,900	18,458,377

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net income	$6,105,402	$3,959,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,867,694	3,921,450
Recovery from bad debts	3,856	4,370
Reversal of stock-based expense for service received	-	(16,158)
Deferred tax	253,719	(20,155)
Changes in operating assets and liabilities:
Accounts receivable	(177,387)	(253,929)
Prepayments and other current assets	181,904	1,508,193
Inventories	(1,626,046)	1,961,617
Accounts payable	5,485,008	156,755
Notes payable	8,041,543	(3,205,385)
Accrued payroll and employee benefits	63,928	199,139
Other payables and accrued liabilities	(973,661)	1,125,684
Income taxes payable	(280,879)	(192,567)
Net Cash Provided by Operating Activities	20,945,081	9,148,205

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(25,431)	(161,148)
Payment for construction in progress	(13,444,709)	(24,231,749)
Net Cash Used in Investing Activities	(13,470,140)	(24,392,897)

Cash Flows from Financing Activities:
Proceeds from related party loans	343,500	779,386
Repayment of related party loans	(343,500)	(779,386)
Proceeds from bank loans	4,045,189	-
Repayment of bank loans	(2,417,346)	-
Proceeds from sale-leaseback financing	-	24,158,461
Payment of capital lease obligation	(4,088,678)	(1,348,571)
(Increase in) Release of restricted cash	(3,971,936)	1,602,693
Dividends paid	-	(230,747)
Net Cash (Used in) Provided by Financing Activities	(6,432,771)	24,181,836

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(39,971)	410,828

Net Increase in Cash and Cash Equivalents	1,002,199	9,347,972

Cash and Cash Equivalents - Beginning of Period	3,131,163	13,140,288

Cash and Cash Equivalents - End of Period	$4,133,362	$22,488,260

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized cost	$467,400	$135,556
Cash paid for income taxes	$2,316,397	$1,784,515

See accompanying notes to condensed consolidated financial statements

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the three months ended June 30, 2014 and 2013 were 97.2% and 96.4%, respectively. The revenue of the Company generated from Orient Paper HB for the six months ended June 30, 2014 and 2013 were 96.3% and 96.4%, respectively. Orient Paper HB also accounted for 82.0% and 80.3% of the total assets of the Company as of June 30, 2014 and December 31, 2013, respectively.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2014 and December 31, 2013, details of the Company’s subsidiaries and variable interest entities are as follows:

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

* Orient Paper HB is treated as a 100% controlled variable interest entity of the Company

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 of Orient Paper, Inc., a Nevada corporation, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “Orient Paper”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any future period.

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

Liquidity and Going Concern

As of June 30, 2014, the Company had current assets of $32,215,826 and current liabilities of $40,949,564 (including amounts due to related parties for $2,406,262), resulting in a working capital deficit of approximately $8,733,738; while as of December 31, 2013, the Company had current assets of $25,953,328 and current liabilities of $28,372,723 (including amounts due to related parties for $2,266,961), resulting in a working capital deficit of approximately $2,419,395. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. Although management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months, there are no guarantees that these financial resources will be secured. Therefore, there is a substantial doubt about the ability of the Company to continue as going concern. Our condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Between July 17 and July 21, 2014, we entered into a series of bank acceptance note and working capital loan agreements with the Commercial Bank of the City of Zhangjiakou in Zhangjiakou, Hebei, China for a total amount of approximately $11.4 million (the “CBCZ Financing,” see Note (23), Subsequent Events, for details). The CBCZ Financing is guaranteed by the our Chairman and CEO Mr. Zhenyong Liu and a third party guaranty company, which entered into the CBCZ Financing as a co-guarantor taking approximately 41 acres of the Wei County land use rights that are currently leased to the Company by Hebei Tengsheng Paper Co. Ltd. as collateral.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu in writing agrees to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Liu was approximately $635,602, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed financial statement as of June 30, 2014 (see Note (12) below).

(3) Restricted Cash

Restricted cash of $6,403,589 as of June 30, 2014 was presented for the cash deposited at the Bank of Hebei and Shanghai Pudong Development Bank (“SPD Bank”) for purpose of securing the bank and commercial acceptance notes from these banks (see Note (11)). The restriction will be lifted upon the maturity of the notes payable from July 7 through December 16 during the year of 2014.

Restricted cash of $2,454,108 as of December 31, 2013 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (11)). The restriction was lifted upon the maturity of the notes payable from May 15 through June 19 during the year of 2014.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Raw Materials
Recycled paper board	$8,219,702	$8,004,988
Pulp	14,163	14,257
Recycled white scrap paper	3,005,408	1,791,873
Coal	711,547	573,799
Base paper and other raw materials	139,249	212,984
	12,090,069	10,597,901
Finished Goods	886,407	830,504
Totals	$12,976,476	$11,428,405

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Prepaid NYSE MKT annual fee	$22,500	$7,500
Recoverable VAT	819,361	500,000
Prepaid insurance	55,000	61,529
Prepayment for purchase of materials	-	8,180
Prepaid land lease	195,033	490,822
Others	3,592	-
	$1,095,486	$1,068,031

(6) Prepayment on property, plant and equipment

As of June 30, 2014 and December 31, 2013, prepayment on property, plant and equipment consisted of $1,482,252 and $1,492,098, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 54,267 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2014.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Assets held for sale

As of June 30, 2014 and December 31, 2013, assets held for sale in the amount of $4,103,335 and $4,130,590, respectively, represented the three employee dormitory buildings to be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. Please refer to Note (10) for the details of the related party transaction. As the sale was not yet completed by the end of June 30, 2014, the dormitories were classified as held for sale in accordance with ASC 360-10-35. It was expected that the sales will be consummated by the second half of year 2014.

(8) Property, plant and equipment

As of June 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2014	2013
Property, Plant, and Equipment:
Land use rights	$7,710,296	$7,761,511
Building and improvements	22,258,982	22,406,836
Machinery and equipment	124,006,036	121,088,942
Vehicles	702,666	683,051
Construction in progress	74,803,230	65,160,213
	229,481,210	217,100,553
Less: accumulated depreciation and amortization	(42,402,936)	(38,565,294)
Property, Plant and Equipment, net	$187,078,274	$178,535,259

As of June 30, 2014 and December 31, 2013, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of June 30, 2014 and December 31, 2013. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment, which are recorded at the new cost of $25,822,154 and $25,993,677 as of June 30, 2014 and December 31, 2013, respectively. See “Financing with Sale-Leaseback” under Note (9), Loans Payable, for details of the transaction and asset collaterals. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the three months ended June 30, 2014 and 2013, depreciation of Leased Equipment were $411,096 and $nil, respectively. During the six months ended June 30, 2014 and 2013, depreciation of Leased Equipment were $825,620 and $nil, respectively. The accumulated depreciation of the leased asset was $1,648,636 and $829,794 as of June 30, 2014 and December 31, 2013. During the three months ended June 30, 2014 and 2013, the gain realized on sale-leaseback transaction were $114,964 and $nil, respectively. During the six months ended June 30, 2014 and 2013, the gain realized on sale-leaseback transaction were $230,887 and $nil, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-leaseback are $922,092 and $1,160,271 as of June 30, 2014 and December 31, 2013, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops, four warehouses, office buildings and the new staff dormitory in the Wei County Industrial Park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in the second half of 2015. Upon completion, it will bring about an addition of $115,803,910 to the Company’s machinery and equipment. For the three months ended June 30, 2014 and 2013, the amount of interest capitalized is $247,795 and $38,095, respectively. For the six months ended June 30, 2014 and 2013, the amount of interest capitalized is $509,228 and $38,095, respectively.

As of June 30, 2014 and December 31, 2013, the three employee dormitory buildings in the amount of $4,103,335 and $4,130,590, which will be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu by the second half of year 2014, were reclassified as assets held for sale. Please refer to Note (7) for details.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2014 and December 31, 2013, certain property, plant and equipment of Orient Paper HB with net values of $18,501,809 and $21,901,456 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of June 30, 2014 and December 31, 2013, certain of the Company’s property, plant and equipment in the amount of $33,161 and $34,177 have been pledged for the facility obtained from Bank of Hebei. See “Notes Payable” under Note (11) for details. In addition, land use right with net values of $7,376,183 and $7,502,794 as of June 30, 2014 and December 31, 2013 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (9), Loans Payable, for details of the transaction and asset collaterals.

As of June 30, 2014 and December 31, 2013, essentially all production equipment of Orient Paper Shengde with net value of $34,511,101 and $36,134,038 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $1,928,900 and $1,988,597 for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization of property, plant and equipment was $3,867,694 and $3,921,450 for the six months ended June 30, 2014 and 2013, respectively.

(9) Loans Payable

Short-term bank loans

		June 30, 2014	December 31, 2013
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$3,250,553	$4,090,180
ICBC Loan 2	(b)	812,638	818,036
ICBC Loan 3	(c)	1,625,276	1,636,072
ICBC Loan 4	(d)	2,437,914	-
Total short-term bank loans		$8,126,381	$6,544,288

(a)
On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $3,250,553 and $4,090,180 as of June 30, 2014 and December 31, 2013, respectively, for which $813,921 was paid on June 5, 2014 and $3,250,553 is payable on August 15, 2014. The loan bears an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding.

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

(b)
On September 6, 2013, the Company obtained a new accounts receivable factoring facility from the ICBC for $812,638 and $818,036 as of June 30, 2014 and December 31, 2013, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on August 4, 2014 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility is personally guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(c)
On December 3, 2013, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,625,276 and $1,636,072 as of June 30, 2014 and December 31, 2013, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on October 21, 2014 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,625,276 as of June 30, 2014.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(d)
On June 26, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $2,437,914 as of June 30, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 25, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

As of June 30, 2014 and December 31, 2013, all short-term borrowings are secured bank loans. The factoring facility was secured by the Company’s accounts receivable in the amount of $3,478,794 and $3,272,528 as of June 30, 2014 and December 31, 2013, respectively.

The average short-term borrowing rates for the six months ended June 30, 2014 and 2013 were approximately 6.78% and 6.60%, respectively. The average short-term borrowing rate for the three months ended June 30, 2014 and 2013 were approximately 6.78% and 6.60%, respectively.

Long-term loans from credit union

As of June 30, 2014 and December 31, 2013, loans payable to Rural Credit Union of Xushui County, amounted to $5,875,373 and $5,914,401, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,611,531 as of December 31, 2013. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month, which was due on March 30, 2014. Because of the ongoing negotiation for renewing the loan, the Company did not repay the loan upon expiry. On April 16, 2014, the Company repaid the entire amount without any penalty. On the same day, the Company entered into another agreement with the Rural Credit Union of Xushui County for an amount that is $1,600,897 as of June 30, 2014. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance would be repayable by various installments through June 21, 2014 to November 18, 2018. As of June 30, 2014, total outstanding loan balance was $1,600,897 with $48,758 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipments in the amount of $18,501,809 and $21,901,456 as of June 30, 2014 and December 31, 2013, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of June 30, 2014, total outstanding loan balance was $4,274,476 with $65,011 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet. As of December 31, 2013, total outstanding loan balance was $4,302,870, with $49,082 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2014 and 2013 were $232,141 and $193,829, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2014 and 2013 were $470,726 and $384,377, respectively.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.35 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. The balance of the long-term obligations under capital lease were $8,140,518 and $12,296,639 as of June 30, 2014 and December 31, 2013, which is net of its current portion in the amount of $8,190,597 and $8,264,795, respectively.

Total interest expenses for the sale-leaseback arrangement for three months ended June 30, 2014 and 2013 were $247,795 and $60,454, respectively. Total interest expenses for the sale-leaseback arrangement for six months ended June 30, 2014 and 2013 were $509,228 and $60,454, respectively.

As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and is presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,376,183 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $34,511,101 and $36,134,038 as of June 30, 2014 and December 31, 2013, respectively.

The future minimum lease payments of the capital lease as of June 30, 2014 were as follows:

June 30,	Amount
2015	$9,013,478
2016	8,507,458
$17,520,936

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Related Party Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company. He loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum. As of June 30, 2014 and December 31, 2013, net amount due to Mr. Liu were $2,373,865 and $2,389,633, respectively.

The interest expenses incurred for above related party loans are $36,404 and $36,205 for the three months ended June 30, 2014 and 2013, while the interest expenses were $73,111 and $71,982 for the six months ended June 30, 2014 and 2013. On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $635,602 and $566,343, which was recorded in other payables and accrued liabilities (see Note (12) below) as part of the current liabilities as of June 30, 2014 and December 31, 2013, respectively.

During the six months and the three months ended June 30, 2014, the Company borrowed $343,500 and $220,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

Sale of Headquarters Compound Real Properties to a Related Party

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $162,784. As of June 30, 2014 and December 31, 2013, the accrued rent to Hebei Fangsheng are in the amount of $145,384 and $64,546, respectively.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.31 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.65 million.

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

Sales of the LUR and the Industrial Buildings were completed in year 2013, while the dormitories were reclassified as assets held for sale on August 9, 2013 in accordance with ASC 360-10-45-9. As the sale was not yet completed by the end of June 30, 2014, the dormitories remained as assets held for sale under current asset in the amount of $4,103,335 as of June 30, 2014. The closing of the sale is expected to be consummated by the second half of year 2014. In December 2013, Hebei Fangsheng provided the Company with a payment of approximately $1,625,276 earnest money deposit payment in connection with the sale of the dormitories. The Company recorded the receipt of the earnest money deposit as a security deposit of $1,625,276 and $1,636,072 as of June 30, 2014 and December 31, 2013 accordingly.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Land Use Right Pledged by Hebei Fangsheng

Independent from the above related party sale transaction, on March 3, 2014 Hebei Fangsheng entered into a Collateral Agreement with SPD Bank in connection with the Company’s bank acceptance note obtained from the SPD Bank (see Note (11) below). Under the Collateral Agreement, Hebei Fangsheng pledged certain land-use-right on a parcel of land located in Wei County, Hebei for the benefit of the SPD Bank as collateral to secure the credit facility of the bank acceptance note during the period of March 3, 2014 and March 2, 2016. As explained above, Hebei Fangsheng is controlled by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(11) Notes payable

As of June 30, 2014, the Company had eleven bank acceptance notes and one commercial acceptance note of $12,417,111 and $487,583, respectively, from Bank of Hebei and SPD Bank, made payable to one of its major suppliers for settling purchase of raw materials. These acceptances notes are used to essentially extend the payment of our accounts payable and are issued under the banking facilities obtained from these two banks as well as the restricted bank deposit of $6,403,589 in these two banks as mentioned in Note (3). In particular, the banking facility obtained from Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $33,161 and guaranteed by the Company’s Chairman and CEO Mr. Liu Zhenyong and Hebei Fangsheng and two independent third parties. The banking facility obtained from SPD Bank was secured by land use right from a related party as mentioned in Note (10). The bank acceptance notes from both Bank of Hebei and SPD Bank bear interest rate at nil% per annum and 0.05% of notes amount as handling charge. They will become due and payable on various dates starting from July 7 through December 16 during the year of 2014. Proceeds from the issuance and cash used for repayment for these notes payable are reported as cash generated or used in operating activities in our cash flow statements pursuant to requirements under ASC 230-10-45-17.

As of December 31, 2013, the Company had three bank acceptance notes from Bank of Hebei to one of its major suppliers for a total amount of $4,908,216 for settling purchase of raw materials. An amount equal to $2,454,108 is under the banking facility obtained from Bank of Hebei in November 13, 2013, while the remaining portion, amount of $2,454,108 are secured with a restricted bank deposit as mentioned in Note (3). The banking facility obtained from Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $34,177, and guaranteed by the Company’s Chairman and CEO Mr. Liu Zhenyong and two independent third parties. The bank acceptance notes bear interest rate at nil% per annum and 0.05% of notes amount as handling charge. They were due and settled on various dates starting from May 15 through June 19 during the year of 2014.

(12) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Accrued electricity	$432,295	$372,726
Accrued professional fees	108,000	58,000
Value-added tax payable	-	940,400
Accrued interest to a related party	635,602	566,343
Accrued bank loan interest	382,743	380,022
Advance from customer	4,876	11,453
Insurance premium payable	-	62,348
Payable for purchase of equipment	364,317	-
Others	30,254	260,180
Totals	$1,958,087	$2,651,472

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

Dividend declared

On April 4, 2013, the Company declared a quarterly dividend of $0.0125 per share to shareholders of record as of April 16, 2013. The dividend was paid on April 30, 2013.

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

(14) Earnings Per Share

For the three months and six months ended June 30, 2014 and 2013, there were no securities with dilutive effect issued and outstanding. The basic and diluted net income per share are calculated as follows:

	Three Months Ended
	June 30,
	2014	2013
Basic income per share
Net income for the period - numerator	$3,572,108	$3,656,136
Weighted average common stock outstanding - denominator	18,753,900	18,456,995
Net income per share	$0.19	$0.20

Diluted income per share
Net income for the period - numerator	$3,572,108	$3,656,136
Weighted average common stock outstanding - denominator	18,753,900	18,456,995
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,753,900	18,456,995
Diluted income per share	$0.19	$0.20

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Basic income per share
Net income for the period - numerator	$6,105,402	$3,959,191
Weighted average common stock outstanding - denominator	18,753,900	18,458,377
Net income per share	$0.33	$0.21

Diluted income per share
Net income for the period - numerator	$6,105,402	$3,959,191
Weighted average common stock outstanding - denominator	18,753,900	18,458,377
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,753,900	18,458,377
Diluted income per share	$0.33	$0.21

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

The provisions for income taxes for three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended
	June 30,
	2014	2013
Provision for Income Taxes
Current Tax Provision – PRC	$1,240,296	$1,285,337
Deferred Tax Provision – PRC	90,210	53,769
Total Provision for Income Taxes	$1,330,506	$1,339,106

The provisions for income taxes for six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended
	June 30,
	2014	2013
Provision for Income Taxes
Current Tax Provision – PRC	$2,035,518	$1,467,963
Deferred Tax Provision – PRC	253,719	103,827
Total Provision for Income Taxes	$2,289,237	$1,571,790

During the three months ended June 30, 2014 and 2013, the effective income tax rate was estimated by the Company to be 27.1% and 26.9%, respectively, while during the six months ended June 30, 2014 and 2013, the effective income tax rate was estimated by the Company to be 27.3% and 28.5%, respectively. The effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

ORIENT PAPER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2014 and December 31, 2013, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for both the three months and the six months ended June 30, 2014 and 2013, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $19,534 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $586,023 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (10) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $162,784 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years while looking for a new location to relocate its offices and the digital photo paper operations currently located in the headquarters compound.

The rental expenses for the three months ended June 30, 2014 and 2013 were $191,288 and $149,939, respectively. The rental expenses for the six months ended June 30, 2014 and 2013 were $384,171 and $298,101, respectively.

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments of all operating leases are as follows:

June 30,	Amount
2015	$767,130
2016	767,130
2017	621,746
2018	604,603
2019	604,603
Thereafter	4,778,312
$8,143,524

Capital commitment

As of June 30, 2014, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $48,160,897 and $51,673,158 as of June 30, 2014 and December 31, 2013, respectively. With the exception of a 5%-10% performance holdback on the construction of equipment and facilities is payable in late 2015, the Company expected to pay off all the balances within 1 year.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	June 30, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$36,759,295	$1,076,970	$-	$-	$37,836,265
Gross Profit	5,921,276	199,731	-	-	6,121,007
Depreciation and amortization	1,185,666	743,234	-	-	1,928,900
Interest income	38,385	1,066	-	-	39,451
Interest expense	268,545	-	-	-	268,545
Income tax expense	1,280,388	50,118	-	-	1,330,506
Net Income (Loss)	3,819,265	120,497	(367,654)	-	3,572,108

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	June 30, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$31,835,432	$1,203,080	$-	$-	$33,038,512
Gross Profit	5,899,821	198,574	-	-	6,098,395
Depreciation and amortization	1,298,734	689,863	-	-	1,988,597
Interest income	35,087	693	16	-	35,796
Interest expense	250,960	-	1,433	-	252,393
Income tax expense	1,290,623	48,483	-	-	1,339,106
Net Income (Loss)	3,881,560	112,382	(337,806)	-	3,656,136

	Six Months Ended
	June 30, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$61,219,003	$2,371,126	$-	$-	$63,590,129
Gross Profit	10,236,147	555,696	-	-	10,791,843
Depreciation and amortization	2,456,403	1,411,291	-	-	3,867,694
Interest income	43,291	1,557	-	-	44,848
Interest expense	543,837	-	-	-	543,837
Income tax expense	2,150,753	138,484	-	-	2,289,237
Net Income (Loss)	6,464,850	350,290	(709,738)	-	6,105,402
Total Assets	183,795,736	40,307,528	112,263	-	224,215,527

	Six Months Ended
	June 30, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$50,884,662	$1,900,506	$-	$-	$52,785,168
Gross Profit	7,507,353	221,279	-	-	7,728,632
Depreciation and amortization	2,549,896	1,371,554	-	-	3,921,450
Interest income	53,728	1,035	26	-	54,789
Interest expense	476,853	-	1,865	-	478,718
Income tax expense	1,517,670	54,120	-	-	1,571,790
Net Income (Loss)	4,598,139	100,932	(739,880)	-	3,959,191

	Year Ended December 31, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Total Assets	$168,149,877	$41,264,704	$111,621	$-	$209,526,202

ORIENT PAPER, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three months ended June 30, 2014 and 2013, the Company had no single customer contributing over 10% of total sales.

For the six months ended June 30, 2014 and 2013, the Company had no single customer contributing over 10% of total sales.

For the three months ended June 30, 2014, the Company had two major suppliers which primarily accounted for 61% and 16% of the total purchases. For the three months ended June 30, 2013, the Company had two major suppliers which primarily accounted for 73% and 13% of the total purchases.

For the six months ended June 30, 2014, the Company had a major supplier which primarily accounted for 68% of the total purchases. For the six months ended June 30, 2013, the Company had two major suppliers which primarily accounted for 74% and 11% of the total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States. The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2014 and December 31, 2013, respectively.

(21) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Currently, the Company is evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2017.

(23) Subsequent Events

Between July 17 and July 21, 2014 the Company entered into a series of financing agreements with the Commercial Bank of the City of Zhangjiakou, based in the City of Zhangjiakou, Hebei, China for a total amount of approximately $11.4 million (the “CBCZ Financing”). These agreements include (1) fourteen bank acceptance notes issued by the Commercial Bank of the City of Zhangjiakou in the total amount of approximately $8.1 million to our suppliers for purchase of inventory, and (2) working capital loan agreement in the amount of approximately $3.3 million. For the bank acceptance notes, the Company is required to retain 50% of the amount of the notes in a designated account as restricted cash and will pay a service charge for 0.05% of the amount of the notes. The $3.3 million working capital loan bears a fixed interest rate of 9.9% per annum and is co-guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu and a third party financial guarantor company, which takes as collateral some 41 acres of land use rights at the Wei County Industrial Park that are leased to the Company by Hebei Tengsheng Paper Co. Ltd. All notes and loans under the CBCZ Financing are for terms less than or equal to 12 months.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

In this quarterly report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our” and “us” refer to Orient Paper, Inc. and its PRC subsidiary and variable interest entities unless the context requires otherwise.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would”, and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions may prove to be incorrect. Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenue for the three months ended June 30, 2014 was $37,836,265, an increase of $4,797,753 or 14.52% from $33,038,512 for same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper (“CMP”) for the three months ended June 30, 2014 was $36,759,295, an increase of $4,923,863 or 15.47% from $31,835,432 for the second quarter of 2013. The increase is mainly attributable to the ramp up of CMP production at our PM6 throughout the second quarter of 2014 and the launch into commercial production of our newly renovated PM1 in May 2014. The PM1 now produces light-weight CMP products that can be used not only as corrugating medium, but also in applications such as packaging paper for book and magazine transportation and liner paper for building insulation materials.

Total offset printing and corrugating medium paper sold during the three months ended June 30, 2014 amounted to 88,001 tonnes, an increase of 16,552 tonnes or 23.17%, compared to 71,449 tonnes sold in the comparable period in the previous year. All of the CMP sold in 2013 was produced by PM6 and totaled 55,025 tonnes in the three months ended June 30, 2013, as compared to 67,773 tonnes in the comparable period in 2014, resulting in a year-over-year increase of 12,748 tonnes, or 23.17%. We were able to run PM6 at higher machine speed, minimize downtime, and produce more than 22,000 tonnes of CMP during the three months in the second quarter of 2014. The other CMP production line PM1 was under renovation throughout the second quarter of 2013 but was launched into commercial production in May 2014. PM1 production totaled 4,215 tonnes in the three months ended June 30, 2014. As opposed to the 110 gram-square-meter (g/s/m) CMP (the “Regular CMP”) produced by PM6, the 40 g/s/m to 80 g/s/m special specification CMP (the “Light-Weight CMP”) products made by PM1 are now sold to our packaging company customers for various packaging applications. The changes in revenue dollar amount and in tonnage for the three months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
Sales	June 30, 2014		June 30, 2013		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.	Amount

Regular CMP	67,773	$24,236,965	55,025	$20,575,665	12,748	$3,661,300	23.17%	17.79%

Light-Weight CMP	4,215	$1,524,821	-	$-	4,215	$1,524,821	N/A	N/A

Total Corrugating Medium Paper	71,988	$25,761,786	55,025	$20,575,665	16,963	$5,186,121	30.83%	25.21%
Offset Printing Paper	16,013	$10,997,509	16,424	$11,259,767	(411)	$(262,258)	-2.50%	-2.33%
Total Corrugating Medium and Offset Printing Paper Revenue	88,001	$36,759,295	71,449	$31,835,432	16,552	$4,923,863	23.17%	15.47%

Monthly sales revenue (excluding revenue of digital photo paper) for the 24 months ended June 30, 2014, are summarized below:

The ASPs (Average Selling Price) for our main products in the three months ended June 30, 2013 and 2014 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP
Three Months ended June 30, 2013	$686	$374	$	N/A
Three Months ended June 30, 2014	$687	$358		$362
Increase/(Decrease) from comparable period in the previous year	$1	$(16)	$	N/A
Increase/(Decrease) as a percentage	0.15%	-4.28%		N/A

The following is a chart showing the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 24 month period ended June 30, 2014:

Corrugating Medium Paper

Revenue from all corrugating medium paper amounted to $25,761,786 (or 70.08% of total offset printing paper and corrugating medium paper revenue) for the three months ended June 30, 2014, representing a $5,186,121 (or 25.21%) increase from the corrugating medium paper revenue of $20,575,665 for the comparable period in 2013. Of the total CMP sales for the three months ended June 30, 2014, $1,524,821 was generated by the Light-Weight CMP products produced by our newly renovated PM1, and $24,236,965 was generated by the Regular CMP produced by PM6. We sold 71,988 tonnes of total corrugating medium paper in the three months ended June 30, 2014 as compared to 55,025 tonnes for the same period in 2013, representing a 30.83% increase in quantities sold. Because of slower customer demand, ASP for Regular CMP dropped from $374/tonne in the second quarter 2013 to $358/tonne in the same period in 2014, representing a 4.28% decrease over the comparable period. PM6 utilization for the second quarter of 2014 and 2013 were 75.30% and 61.14% of the designed capacity, respectively.

We have been producing 60 g/s/m CMP from the newly renovated PM1 as of June 30, 2014. The ASP for these Light-Weight CMPs was $362/tonne for the two-month inception period ended June 30, 2014. We plan to produce 40-50 g/s/m CMP from PM1 starting the second half of 2014. If we do produce and sell CMPs with lower g/s/m, the Light-Weight ASP can be expected to be substantially higher than that of the 60 g/s/m.

To cope with the contraction in paper product demand, nationwide capacity surplus and environmental pollution caused by smaller producers, the Ministry of Industry and Information Technology (the “MIIT”) of China announced on July 25, 2013 the list of outdated paper capacities for the first phase of the mandatory closure of year 2013. A total of 6.21 million tonnes of paper manufacturing capacities across the country are required to be shut down in the July 25, 2013 list, including 930,800 tonnes in the province of Hebei, the area hardest hit two years in a row. MIIT has also announced on July 24, 2014 that 3.97 million tonnes of paper and pulp manufacturing capacities, including 500,000 tonnes in Hebei Province, will be mandatorily retired by the end of year 2014. Unlike the mandatory closure programs in the previous years when most of the capacities shut down related to small-scale local mills usually with less 50,000 tonnes of production capability without proper water treatment practice, the production lines on the 2013 and 2014 mandatory closure lists included a number of large capacity paper machines (up to 226,000 tonnes per line) that failed to meet the environmental and energy saving standards. The government is expected to continue to strictly reinforce the mandatory closure of outdated capacity in 2014 and the next few years. Therefore, we estimate that the ASPs for CMP and other packaging paper can be expected to remain stable in the next few quarters.

We launched the new 360,000 tonnes/year PM6 in December 2011 and have been able to ramp up the PM6 output by optimizing production. Monthly utilization in the months of April, May and June of 2014 are 77%, 76%, and 74%, respectively. Monthly utilization for the same period in 2013 were 60%, 56%, and 67%, respectively. Quantities sold for units produced by PM6 from July 2012 to June 2014 are as follows.

Offset Printing Paper

Revenue from offset printing paper amounted to $10,997,509 (or 29.92% of total offset printing paper and corrugating medium paper revenue) for the three months ended June 30, 2014, which represents a $262,258 (or 2.33%) decrease from the offset printing paper revenue of $11,259,767 for the comparable period in 2013. We sold 16,013 tonnes of offset printing paper in the three months ended June 30, 2014 compared to 16,424 tonnes of offset printing paper in the comparable period in year 2013, a decrease of 411 tonnes or 2.50%.  We sold offset printing paper at an ASP of $687/tonne in the second quarter of year of 2014, which is 0.15% higher than the ASP of $686/tonne in the second quarter of year 2013.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $1,076,970 (or 2.85% of total revenue) for the three months ended June 30, 2014, a decrease of $126,110 or 10.48% from $1,203,080 (or 3.64% of total revenue) for the three months ended June 30, 2013. When comparing to the three months ended June 30, 2013, the ASP of our digital photo paper in 2014 held up reasonably well and decreased only slightly from $3,870/tonne to $3,866/tonne, representing a 0.10% year-over-year decrease.

Our digital photo paper operations are based not in our main manufacturing plant Xushui Paper Mill but in two industrial buildings that are located in our Headquarters Compound in the town center of the Xushui County. In recent years, there have been more residential buildings and residents living in the surrounding areas of our Headquarters Compound. We have been under increasing pressure since October 2012 by local residents and from government urban planning officials to minimize our operations during night time, which resulted in a curtailment of our production schedule. Currently, we have decided to move our digital photo paper productions lines PM4 and PM5 and related operations to 3 new workshops currently being constructed at the location that is right across the street from our Xushui Paper Mill. We purchased the land at that location (the “Xushui Mill Annex”) in 2012 and will build office and other administrative facilities to consolidate the operations of the Xushui Paper Mill, the digital photo paper activities and our Headquarters Compound. We estimate the relocation will be implemented and PM4 and PM5 will be temporarily shut down in the fourth quarter of 2014 when the construction of the new workshops and other facilities are completed. Digital photo operation is expected to resume in the second half of 2015.

Changes in sales revenue and quantities sold of our digital photo paper for the three months ended 2014 and 2013 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
Sales	June 30, 2014		June 30, 2013		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty. (Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount
Digital Photo Paper	278.55	$1,076,970	310.89	$1,203,080	(32.34)	$(126,110)	-10.40%	-10.48%

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2). Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from July 2012 to June 30, 2014 are summarized as follows:

Cost of Sales

Total cost of sales for corrugating medium paper and offset printing paper for the three months ended June 30, 2014 was $30,838,019, an increase of $4,902,408 or 18.90% from $25,935,611 for the comparable period in 2013. With the 23.17% quantity increase in our sales of Regular CMP, cost of sales for Regular CMP amounted to $20,782,013 for the three months ended June 30, 2014, as compared to $16,458,399 for the same period in the year of 2013, representing a year-over-year increase of 26.27%. Cost of sales for Offset Printing Paper for the three months ended June 30, 2014 was $8,878,106, a decrease of $599,106 or 6.32% from $9,477,212 in the same period in year 2013 and generally corresponding to the 2.50% decline in the quarter sales of Offset Printing Paper in the second quarter of 2014 as compared to 2013. Average cost of sales per tonne of Regular CMP grew from $299 in the second quarter of 2013 to $307 in the second quarter of 2014 (an increase of 2.68%), while average cost of sales per tonne of offset printing paper went down from $577 in the second quarter of 2013 to $554 (decrease of 3.99%) during the three months ended June 30, 2014.

Cost of sales for our Light-Weight CMP for the three months ended June 30, 2014 was $1,177,900. Light-Weight CMP generally uses the same types of raw materials as our Regular CMP. However, as PM1 is a re-build of an older paper machine, which cost was substantially written down prior to the renovation in 2013, equipment deprecation allocated to PM1 for the Light-Weight CMP was lower. Average cost of sales per tonne of Light-Weight CMP for the second quarter of 2014 was $279, or 9.12% lower than that of the Regular CMP.

Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2014 and 2013 are summarized below:

	Three Months ended			Three Months ended
	June 30, 2014			June 30, 2013			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tone
Regular CMP	$20,782,013		$307	$16,458,399		$299	$4,323,614		$8	26.27%	2.68%
Light-Weight CMP	$1,177,900		$279	$-		$-	$1,177,900		$279	n/a	n/a
Total Corrugating Medium Paper	$21,959,913		$305	$16,458,399		$299	$5,501,514		$6	33.43%	2.01%
Offset Printing Paper	$8,878,106		$554	$9,477,212		$577	$(599,106)		$(23)	-6.32%	-3.99%
Total Corrugating Medium and Offset Printing Paper	$30,838,019	$	n/a	$25,935,611	$	n/a	$4,902,408	$	n/a	18.90%	n/a

It is observed that the quantity and price of imported recycled paper board (or Old Corrugated Cardboard, “OCC”) to China began to fall in April 2013, when the Chinese government’s Green Fence policy started to affect most recycled paper shipments and an increasing number of containers were rejected and turned away. The “Operation Green Fence” is a policy that was implemented by the Chinese Customs for 10 months from February to the end of the year in 2013. The goal of Operation Green Fence is to limit the importation of solid waste-contaminated shipments into China through stricter inspection and a higher rejection rate of substandard recycled materials. Despite that some industry commentators believe the drop in price was temporary, the OCC import cost has been relatively low since 2013. According to a report by www.chinapaper.net, quantity and value of recycled paper import through the northern Chinese port of Tianjin for the first five months of 2014 declined 33.7% and 34.7%, respectively, as compared to the same period a year ago. Whether the decline is attributable to Operation Green Fence, slower Chinese economy or an increase domestic recycling rate for all types of recycled paper, we believe the OCC price in China may remain stable throughout the rest of year 2014. On the other hand, recycled white scrap price has been trending up since 2014. We believe that as demand for wood pulp rises in China (possibly due to an increased capacity of tissue paper), demand for white recycled paper that can be used as a substitute for wood pulp (to a certain extent) may also stay higher in the future.

Our production uses entirely domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) and does not have to rely on imported recycled paper, which tends to have a more volatile pricing behavior than the domestic recycled paper. However, our experience suggests that the pricing of domestic recycled paper still bears some correlations to the price of imported recycled paper. Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the second quarter of 2014 were RMB 1,060/tonne and RMB 2,393/tonne (or approximately $173/tonne and $390/tonne), respectively, compared to RMB 954/tonne and RMB 2,165/tonne (or approximately $153/tonne and $346/tonne) for the same period of 2013. These changes (in US dollars) represent year-over-year increases of 13.07% and 12.72% for the OCC and recycled white scrap paper, respectively and appear to be caused by the temporarily lower raw material prices during the Operation Green Fence period in 2013.

The pricing trends of our major raw materials for the 24-month period from July 2012 to June 2014 are shown below:

Electricity and coal are the two main energy sources of our paper manufacturing activities. Coal prices have been subject to seasonal fluctuations in China, with peaks often occurring in the winter months. Historically, electricity and coal each account for approximately 10% and 12% of our total cost of sales, or approximately 8% and 9% of total sales, respectively. However, since the launch of our new 360,000 tonnes/year PM6 in late 2011 and the completion renovation of the old PM1 in May 2014, we believe our energy consumption is now more efficient compared to the pre-2012 operations. The monthly energy costs (electricity and coal) as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2014 are summarized as follows. Note that the ratio of energy cost to total sales was substantially higher in the month of June 2014 because of certain additional operating cost of the cooling system in the factory and the lower revenue in the start-up period of PM1. We expect the ratio to drop as PM1 revenue stabilizes.

Gross Profit

Corrugating Medium Paper and Offset Printing Paper

Gross profit for corrugating medium paper and offset printing paper for the three months ended June 30, 2014 was $5,921,276, a net increase of $21,455 or 0.36% from $5,899,821 for the same period in 2013. The increase in gross profit of corrugating medium paper and offset printing paper for the second quarter of 2014 was a direct result of the 15.47% increase in gross sales revenue over a higher increase of 18.90% in costs of sales between the second quarters of 2014 and 2013, as explained above. On the other hand, the overall gross profit margin for corrugating medium paper and offset printing paper decreased by 13.06%, or 2.42 percentage points, from 18.53% in the second quarter in 2013 to 16.11% for the second quarter of 2014.

Due to a declining ASP and a higher unit cost of the major raw material OCC, gross profit margin for the Regular CMP for the three months ended June 30, 2014 was 14.25%, compared to 20.01% for the same period a year ago. With a much smaller depreciation charge, gross profit margin for our new Light-Weight CMP for the three months ended June 30, 2014 was 22.75%. Gross profit margin for the offset printing paper was 19.27% for the three months ended June 30, 2014, compared to 15.83% for the comparable period a year ago. Monthly gross profit margins on the sales of our corrugating medium paper and offset printing paper for the 24-month period ended June 30, 2014 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the three months ended June 30, 2014 amounted to $199,731 or 18.55% as a percentage of total digital photo paper sales, compared with $198,574, or 16.51% as a percentage to total digital photo paper sales in the same period last year. The dollar amount increase of $1,157 in the second quarter of 2014 represents a 0.58% increase over the base amount of $198,574. Our digital photo paper ASP was $3,866/tonne in the second quarter of 2014 as compared to $3,870/tonne in the same period in the previous year of 2013. As explained above, the daily hours of operations of our digital photo paper have been severely restricted by the local county government during the first half of 2013 because of concerns raised by residents surrounding our digital photo paper plant over the nightly operations of the production lines. We have decided to move our digital photo paper productions lines PM4 and PM5 and related operations to 3 new workshops currently being constructed at the location that is right across the street from our Xushui Paper Mill. We purchased the land at that location (the “Xushui Mill Annex”) in 2012 and will build office and other administrative facilities to consolidate the operations of the Xushui Paper Mill, the digital photo paper activities and our Headquarters Compound. We estimate the relocation will be implemented and PM4 and PM5 will be temporarily shut down in the fourth quarter of 2014 when the construction of the new workshops and other facilities are completed. Digital photo operation is expected to resume in the second half of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 were $989,299, an increase of $102,743 or 11.59% from $886,556 for the second quarter of 2013. The increase was mainly attributable to the offsets of the following increases and decreases in the second quarter of 2014 compared to the same period in 2013: (a) an increase of $49,380 in currency exchange gains, (b) an increase of $40,527 mostly in facility lease paid to Hebei Fangsheng to whom we sold the Headquarters Compound buildings with a leaseback of annual rent of approximately $163,000 in August 2013, (c) an increase in salary and wage for $42,823 for new staffs hired, (d) an increase of $35,620 mostly in bank services charges for the outstanding bank acceptance notes that guarantee the payment of our accounts payable, and (e) a decrease of $52,491 mostly in depreciation of the buildings and land use rights of the Headquarters Compound that we sold to Hebei Fangsheng in August 2013.

Income from Operations

Operating income for the three months ended June 30, 2014 was $5,131,708, a slight decrease of $80,131 or 1.54% from $5,211,839 for the same period in year 2013. The change is primarily due to the $102,743 year-over-year increase in selling, general and administrative expenses over the $22,612 increase in the gross profit for the second quarter of 2014.

Other Income and Expenses

Interest expense in the three months ended June 30, 2014 increased by $16,152 from $252,393 in the second quarter of 2013 to $268,545 in the second quarter of 2014. The Company had total short-term and long-term interest-bearing loans, related party loan and leasing obligations in the amount of $32,706,734 as of June 30, 2014, as compared to a total of $36,721,095 of such loans as of June 30, 2013. Of all interest incurred on the interest-bearing loans, $247,795 (which was related to the sale-leaseback obligation with CNFTFL) and $60,454 was capitalized as soft-cost of construction-in-progress during the second quarter of 2014 and 2013, respectively.

Net Income

Net income was $3,572,108 for the three months ended June 30, 2014, a decrease of $84,028 or 2.30% from $3,656,136 for the comparable period in the year of 2013. The decrease was primarily attributable to the changes in the income from operations as explained above.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenue for the six months ended June 30, 2014 was $63,590,129, an increase of $10,804,961 or 20.47% from $52,785,168 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue of offset printing paper and corrugating medium paper for the six months ended June 30, 2014 was $61,219,003, an increase of $10,334,341 or 20.31% from $50,884,662 for the comparable period in 2013. The substantial increase in revenue in 2014 was attributable to the following factors:

1.
As announced in a press release on March 1, 2013, the Company underwent a comprehensive environmental protection inspection conducted by the local Xushui County government, which was part of a county-wide initiative, from February 26 to March 31, 2013. While there was no absence of any major environmental protection deficiency identified, the production at the Company’s Xushui Paper Mill was interrupted for a 20-day period from February 26 to March 17, 2013 due to the inspection. The production interruption affected both the corrugating medium PM6 and our two offset printing paper PM2 and PM3. Following the inspection, we made improvements to the open sewage line that we use for water discharge. We completed all of the related works by March 17, 2013 and resumed normal production on March 17, 2013. Revenue of offset printing and corrugating medium paper for the first quarter of 2014 was higher than the same period in 2013 by $5,410,478.

2.
As explained in the above discussion and analysis for the second quarter of 2014, despite a declining ASP for our CMP products, we have been successful in ramping up the utilization rate of our major CMP paper machine PM6. The  year-over-year increase in total offsetting printing and CMP revenue for the three months ended June 30, 2014 was more than $4.92 million, as explained above. Of the total increase, more than $3.66 million was the result of additional tonnage produced and sold by CMP made by PM6.

3.
In addition to the production ramp up at PM6, we have also launched the commercial production at the newly renovated PM1 in May 2014. The old PM1, which produced regular CMP prior to its voluntary shut down in December 2012, did not generate any revenue throughout the entire year of 2013 but contributed $1,524,821 of sales revenue of Light-Weight CMP in this period.

Revenue from corrugating medium paper amounted to $42,862,862 (or 67.40% of total revenue) for the six months ended June 30, 2014, representing a $9,676,166 (or 29.16%) increase from the corrugating medium paper revenue of $33,186,696 for the comparable period in 2013. We sold 117,323 tonnes of corrugating medium paper in the six months ended June 30, 2014, including 4,215 tonnes of Light-Weight CMP made by the new PM1, compared to 88,102 tonnes (all were for Regular CMP made by PM6) sold in the same period in 2013, an increase of 29,221 tonnes or 33.17%. ASP for the Regular CMP in the six months ended June 30, 2014 dropped slightly to $365/tonnes from $377/tonne (a $12 or 3.18% decrease) for the same period in 2013. ASP for PM1’s Light-Weight CMP was $362/tonne, slightly lower than that of the Regular CMP, during the six months ended June 30, 2014.

Revenue from offset printing paper amounted to $18,356,141 (or 28.87% of total revenue) for the six months ended June 30, 2014, which represents a $658,175 (or 3.72%) increase from the offset printing paper revenue of $17,697,966 for the comparable period in 2013. Our ASP for offset printing paper was not much different between the first half of 2014 and 2013, dropped slightly to $683/tonne for the six months ended June 30, 2014 from $684/tonne (a 0.15% decrease) for the six months ended June 30, 2013. We sold 26,873 tonnes of offset printing paper in the first six months of 2014 compared to 25,881 tonnes for the same period in 2013, an increase of 992 tonnes or 3.83%. We believe the regional market of offset printing paper to be stable and do not anticipate any significant change in the ASP in the second half of the year of 2014.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2014		June 30, 2013		Change in		Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Regular CMP	113,108	$41,338,041	88,102	$33,186,696	25,006	$8,151,345	28.38%	24.56%
Light-Weight CMP	4,215	$1,524,821	-	$-	4,215	$1,524,821	N/A	N/A
Total Corrugating Medium Paper	117,323	$42,862,862	88,102	$33,186,696	29,221	$9,676,166	33.17%	29.16%
Offset Printing Paper	26,873	$18,356,141	25,881	$17,697,966	992	$658,175	3.83%	3.72%
Total Corrugating Medium and Offset Printing Paper Sales Revenue	144,196	$61,219,003	113,983	$50,884,662	30,213	$10,334,341	26.51%	20.31%

Average ASPs for our main products in the six-month period ended June 30, 2014 and 2013 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-weight CMP ASP
Six Months ended June 30, 2013	$684	$377	$	N/A
Six Months ended June 30, 2014	$683	$365		$362
Increase/(decrease) from comparable period in the previous year	$(1)	$(12)	$	N/A
Increase/(decrease) as a percentage	-0.15%	-3.18%		N/A

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $2,371,126 (or 3.73% of total revenue) for the six months ended June 30, 2014 compared to $1,900,506 (or 3.60% of total revenue) for the six months ended June 30, 2013. As previously explained, we have been under increasing pressure since October 2012 by local residents and from government urban planning officials to minimize our operations during night time, which resulted in a curtailment of our production schedule and low production quantity in the first five months of 2013. Having been able to optimize our production schedule since the second half of 2013, we sold 604.11 tonnes of digital photo paper in the six months ended June 30, 2014, as compared to 495.5 tonnes in the same period a year ago.

	Six Months Ended		Six Months Ended				Percentage
Sales	June 30, 2014		June 30, 2013		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount
Digital Photo Paper	604.11	$2,371,126	495.50	$1,900,506	108.61	$470,620	21.92%	24.76%

The digital photo paper ASP, which went up from $3,836/tonne in the first half of 2013 to $3,925/tonne in the same period in 2014.

Cost of Sales

Total cost of sales of corrugating medium paper and offset printing paper for the six months ended June 30, 2014 was $50,982,856, an increase of $7,605,547 or 17.53% from $43,377,309 for the comparable period in 2013. As explained above, we had a 20.31% revenue growth in total offset printing and CMP in the first half of 2014 compared to the same period a year ago. Average monthly unit cost per tonne of OCC, the major raw material for our CMP products, for the first half of 2014 and 2013 were $175 and $175, respectively. Average monthly unit cost per tonne of white scrapped recycled paper, the major raw material for our offset printing paper, for the first half of 2014 and 2013 were $362 and $356, respectively. Although the purchase costs of the major raw material have not reduced in 2014 as compared to the costs in 2013, we have been able to ramp up the tonnage produced and lower the cost of sales per unit. The changes in our cost of sales per unit are summarized below:

	Six Months ended			Six Months ended
	June 30, 2014			June 30, 2013			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tone
Regular CMP	$35,144,759		$311	$27,996,703		$318	$7,148,056		$(7)	25.53%	-2.20%
Light-Weight CMP	$1,177,900		$279	$-		$-	$1,177,900		$279	n/a	n/a
Total Corrugating Medium Paper	$36,322,659		$310	$27,996,703		$318	$8,325,956		$(8)	29.74%	-2.52%
Offset Printing Paper	$14,660,197		$546	$15,380,606		$594	$(720,409)		$(48)	-4.68%	-8.08%
Total Corrugating Medium and Offset Printing Paper	$50,982,856	$	n/a	$43,377,309	$	n/a	$7,605,547	$	n/a	17.53%	n/a

For the six months ended June 30, 2014, cost of sales for digital photo paper was $1,815,430, as compared to $1,679,227 for the same period in year 2013. The increase in the cost of sales of digital photo paper in the amount of $136,203 represents a 8.11% increase from the comparable period in 2013. The percentage increase in digital photo paper cost of sales is considerably less than the 24.76% increase in revenue, and appears to be caused by a lower unit production cost during the six months ended June 30, 2014. For the six months ended June 30, 2014, our weighted average unit cost of all grades of digital photo base paper (which is purchased from third party suppliers) was $1,052/tonne, representing a decrease of $49/tonne or 4.45% as opposed to the weighted average unit cost of $1,101/tonne for the same period in year 2013.

Gross Profit

Gross profit for the six months ended June 30, 2014 was $10,791,843 or 16.97% of total revenue, representing an increase of $3,063,211 or 39.63% from the gross profit of $7,728,632 or 14.64% of total revenue for the same period in year 2013.

Gross profit for corrugating medium paper and offset printing paper for the six months ended June 30, 2014 was $10,236,147, an increase of $2,728,794 or 36.35% from $7,507,353 for the comparable period in 2013. As explained in above discussion about the changes in the three months period as of June 30, 2014, there is a slight decrease in the amount of $21,455 in gross profit of offset printing and corrugating medium paper for the second quarter of 2014. The majority of the six-month increase of $2,728,794 was attributable to the increase in gross profit in the first quarter of 2014 as compared to the first quarter of 2013, when our production activities were interrupted by government environmental inspections and production was shut down for more than 20 days.

The overall gross profit margin for total corrugating medium paper and offset printing paper for the six months ended June 30, 2014 increased by 1.97 percentage points, from 14.75% for the first half in 2013 to 16.72% in the first half in year 2014. Gross profit margin for the Regular CMP for the six months ended June 30, 2014 was 14.98%, or 0.66% lower compared to 15.64% for the comparable period in 2013, primarily because of a 3.18% decline in the Regular CMP ASP over the period.

The gross profit margin for our Light-Weight CMP for the first half of 2014 was 22.75%.

While there is a slight 4.68% decrease in the total cost, our offset printing paper has seen a moderate 3.72% increase in the revenue of offset printing paper for the first half of 2014 as opposed to the same period in 2013. Gross profit margin for offset printing paper sold was 20.13% for the six months ended June 30, 2014, increased by 7.04 percentage points as compared to 13.09% for the same period in 2013, when the utilization of the production lines was exceptionally low during the first quarter of that year because of government environmental inspections.

Gross profit from the sales of digital photo paper for the six months ended June 30, 2014 amounted to $555,696 or 23.44% of sales revenue, compared with $221,279, or 11.64% as a percentage of total digital photo paper sales during the comparable period in 2013. Gross profit margin of digital photo paper in the six months ended June 30, 2014 was substantially higher than the gross profit margin in the same period in 2013 because of a lower unit cost of the base paper (see explanation above) and the effect of the restrictions on the hours of operation of our digital photo paper production lines located in our Headquarters Compound when it was first applied in the last quarter of 2012 and the first 5 months of year 2013, as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 were $1,898,215, a net increase of $124,493 or 7.02% from $1,773,722 for the comparable period in 2013. The net increase was primarily attributable to, among other things, the following changes between the first six months of years 2014 and 2013: (a) an increase of $29,176 in currency exchange gains, (b) an increase of $81,392 mostly in facility lease paid to Hebei Fangsheng to whom we sold the Headquarters Compound buildings with a leaseback of annual rent of approximately $163,000 in August 2013, (c) an increase in salary and wage for $60,253 for new staffs hired, (d) an increase of $52,572 mostly in bank services charges for the outstanding bank acceptance notes that guarantee the payment of our accounts payable, and (e) a decrease of $87,891 mostly in depreciation of the buildings and land use rights of the Headquarters Compound that we sold to Hebei Fangsheng in August 2013.

Income from Operations

Operating income for the six months ended June 30, 2014 was $8,893,628, an increase of $2,938,718 or 49.35% from $5,954,910 for the comparable period in 2013. The change, as explained above, is primarily a result of the 2013 first quarter production interruption, an improvement in the sales as we successfully ramped up the Regular CMP production in PM6, and the official launch for commercial production of our PM1.

Other Income and Expenses

Interest expense for the six months ended June 30, 2014 increased by $65,119 from $478,718 in the first half of 2013 to $543,837 in the first half of 2014. The Company had total short-term and long-term interest-bearing loans, related party loan and leasing obligations in the amount of $32,706,734 as of June 30, 2014, as compared to a total of $36,721,095 of such loans as of June 30, 2013. Of all interest incurred on the interest-bearing loans, $509,228 (which was related to the sale-leaseback obligation with CNFTFL) and $38,095 was capitalized as soft-cost of construction-in-progress during the six-month period ended June 30, 2014 and 2013, respectively.

Net Income

Net income was $6,105,402 for the six months ended June 30, 2014, an increase of $2,146,211 or 54.21% from $3,959,191 for the comparable period in 2013. The increase was primarily attributable to the increased sales revenue and gross profit during the six months ended June 30, 2014.

Accounts Receivable

Net accounts receivable and trade notes receivable increased by $151,300 (or 4.55%) to $3,478,794 as of June 30, 2014, compared with $3,327,494 as of December 31, 2013 due to the increased sales volume in the second quarter of 2014. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 93.17% of total value of ending inventory as of June 30, 2014) and finished goods. As of June 30, 2014, the recorded value of inventory increased by 13.55% to $12,976,476 from $11,428,405 as of December 31, 2013. The largest change came from the inventory item of recycled white scrap paper, which is the main raw material for the production of offset printing paper and was stated at $3,005,408 as of June 30, 2014. The balance of recycled white scrap paper on June 30, 2014 was higher than the balance at December 31, 2013 by $1,213,535 or 67.72% because we have increased the purchase of recycled white scrap paper in June 2014 in anticipation of the trend of increasing price for the recycled white scrap paper in the second quarter of 2014. We expected the raw material inventory in recycled white scrap paper to decrease in the next quarter as our purchase price for these recycled papers has seen some downward adjustments in July 2014. Because of limited space of our raw material stocking ground, we have to make more frequent purchase orders of raw materials from our suppliers. Consequently, inventory balance of raw materials at any given date may fluctuate, depending on the status of the reordering point.

A summary of changes in major inventory items is as follows:

	June 30, 2014	December 31, 2013	$ Change	% Change
Raw Materials
Recycled paper board	$8,219,702	$8,004,988	$214,714	2.68%
Pulp	14,163	14,257	(94)	-0.66%
Recycled white scrap paper	3,005,408	1,791,873	1,213,535	67.72%
Coal	711,547	573,799	137,748	24.01%
Digital photo base paper and other raw materials	139,249	212,984	(73,735)	-34.62%
Total Raw Materials	12,090,069	10,597,901	1,492,168	14.08%

Finished Goods	886,407	830,504	55,903	6.73%
Totals	12,976,476	11,428,405	1,548,071	13.55%

Assets Held For Sale

As of June 30, 2014 and December 31, 2013, assets held for sale in the amount of $4,103,335 and $4,130,590 represented the three employee dormitory buildings to be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. As the sale was not yet completed by the end of June 30, 2014, the dormitories were classified as held for sale in accordance with ASC 360-10-35. It was expected that the sales will be consummated by the second half of year 2014.

Accounts Payable and Notes Payable

Accounts payable was $6,396,818 as of June 30, 2014, an increase of $5,470,247 or 590.38% from $926,571 as of December 31, 2013. We have been taking advantage of the bank and commercial acceptance notes issued under our credit facilities with the Bank of Hebei and Shanghai Pudong Development Bank (“SPD Bank”) to make most of our raw material vendor payments. Our notes payable to the Bank of Hebei and SPD Bank for vendor payments were at $12,904,694 and $4,908,216 as of June 30, 2014 and December 31, 2013, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2014 we had a net working capital deficit of $8,733,738, a decrease of $6,314,343 from the net working capital deficit of $2,419,395 at December 31, 2013. Total current assets as of June 30, 2014 amounted to $32,215,826. Essentially all cash and cash equivalents are cash deposit in bank accounts. A restricted cash of $6,403,589 was included in the current assets as of June 30, 2014 and was cash deposited at the Bank of Hebei and Shanghai Pudong Development Bank for purpose of securing the bank and commercial acceptance notes from these banks. The restriction will be lifted upon the maturity of the notes payable from July 7 through December 16 during the year of 2014.

We have been reporting higher balances in current liabilities on our balance sheet since we entered into a three-year sale-leaseback financing that we secured on June 16, 2013 (see details below), which features a three-year fully amortization schedule with periodic principal payments every 6 months. Current liabilities as of June 30, 2014 totaled $40,949,564, an increase of $12,576,841 over the December 31, 2013 balance and included a current portion of the capital lease payable for such principal payments in the amount of $8,190,597. We have also been using bank and commercial acceptance notes, which are typical 6-month notes payable, to guarantee the payments to our suppliers. The notes payable was stated at $12,904,694 as of June 30, 2014, representing a $7,996,478 or 162.92% increase from the balance as of December 31, 2013. Most of our current short-term bank loans are either revolving or term loans, but we do expect to renew the loans with the banks with similar terms at or before maturity. All of our short-term loans feature interest-only monthly payments with balloon payment for the entire principal at the maturity of the loan. For the long term loans from credit union, in addition to the quarterly interest payments, they require semi-annual principal repayment with one large balloon payment at maturity. The CNFTFL lease financing requires quarterly payment of both interest and principal repayment, ranging from approximately $4.4 million to approximately $63,000 during the entire three-year term.

Efforts to Mitigate the Net Working Capital Deficit

There are various dues to related parties in the total amount of approximately $2,406,262 as of June 30, 2014, including security deposit from a related party of $1,625,276, rent payable due to a related party of $145,384 (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below) and accrued interest payable included in other payables and accrued liabilities of $635,602 to our Chairman and CEO Mr. Zhenyong Liu (see “Moratorium on interest for the Related Party Loan Collection” below). Excluding the related party payables, the net working capital deficit as of June 30, 2014 was $6,327,476.

Moratorium of interest for the Related Party Loan Collection

On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $635,602, which was recorded in other payables and accrued liabilities as part of the currently liabilities in the condensed financial statement as of June 30, 2014.

Bank Acceptance Notes and Working Capital Loan by CBCZ

Between July 17 and July 21, 2014 the Company entered into a series of financing agreements with the Commercial Bank of the City of Zhangjiakou, based in the City of Zhangjiakou, Hebei, China for a total amount of approximately $11.4 million (the “CBCZ Financing”). These agreements include (1) fourteen bank acceptance notes issued by Commercial Bank of the City of Zhangjiakou in the total amount of approximately $8.1 million to our suppliers for purchase of inventory, and (2) working capital loan agreement in the amount of approximately $3.3 million. For the bank acceptance notes, the Company is required to retain 50% of the amount of the notes in a designated account as restricted cash and will pay a service charge for 0.05% of the amount of the notes. The $3.3 million working capital loan bears a fixed interest rate of 9.9% per annum and is co-guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu and a third party financial guarantor company, which takes as collateral some 41 acres of land use rights at the Wei County Industrial Park that are leased to the Company by Hebei Tengsheng Paper Co. Ltd. All notes and loans under the CBCZ Financing are for terms less than or equal to 12 months.

In addition, from time to time, we investigate financing opportunities with banks and other financial institutions and investors both inside and outside of China, and we may seek long-term financings to pay off liabilities with shorter terms. As of the date of this report, we have not entered into any material binding agreement for additional long-term financing. There can be no assurance that we will be able to secure any such financing either from banks or through debt or equity investments from investors.

Our loan-to-equity ratio was 35.01% as of June 30, 2014. Our debt-asset ratio was 25.93% as of June 30, 2014. According to a search conducted by www.chinadiaoyan.com, the industry average of debt-asset ratio was 53.06% as of September 30, 2013 for the 20 large paper mills that are publicly listed in China. Of the 20 paper mill companies publicly listed in the Chinese stock exchanges, the top 6 (ranked by total revenue) all had debt-asset ratios exceeding 60%. Aside from the short-term liquidity situation, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably expand our financial debt leverage to provide capital for future growth.

As of June 30, 2014, the Company had current assets of $32,215,826 and current liabilities of $40,949,564 (including amounts due to related parties for $2,406,262), resulting in a working capital deficit of approximately $8,733,738; while as of December 31, 2013, the Company had current assets of $25,953,328 and current liabilities of $28,372,723 (including amounts due to related parties for $2,266,961), resulting in a working capital deficit of approximately $2,419,395. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon our obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. Although management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months, there can be no guarantee that we can secure these financial resources. Therefore, there is a substantial doubt about the ability of the Company to continue as going concern. Our condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  See Part II, Item IA, “Risk Factors -There is doubt as to our ability to continue as a going concern.”

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company’s as of June 30, 2014; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. As of June 30, 2014 the balance of the long-term obligations under capital lease was $8,140,518, which is net of its current portion in the amount of $8,190,597.

Total interest expenses for the sale-leaseback arrangement for the three months ended June 30, 2014 and 2013 were $247,795 and $60,454, respectively. Total interest expenses for the sale-leaseback arrangement for six months ended June 30, 2014 and 2013 were $509,228 and $60,454, respectively.

As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company over the lease term and would be used to offset the depreciation of the Leased Equipment, which was recorded at the new cost of $25,822,154 as of June 30, 2014.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,376,183 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and agrees to pledge essentially all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $34,511,101 as of June 30, 2014.

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

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $162,784. As a condition for the sale of the Dormitories, Hebei Fangsheng agrees that it will act as an agent for the Company, which does not have the qualification to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further represents that it will not seek to profit from the resale of the Dormitories units and will allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.31 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.65 million. The Company internally estimated that had the Company been a licensed real estate developer and allowed to resell the dormitory units, the fair market value of the Dormitories (which is located within the wall of our Headquarters Compound and next to the digital photo paper factory) could be approximately $5.10 million.

Sales of the LUR and the Industrial Buildings were completed in year 2013, while the dormitories were reclassified as assets held for sale on August 9, 2013 in accordance with ASC 360-10-45-9. We expect the sale of Dormitories will be closed in the second half of 2014. Net proceeds from the sale will be in the approximate total amount of $8.23 million and are expected to be used to fund our tissue paper production line construction.

Capital Expenditure Commitment as of June 30, 2014

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the quarter ended June 30, 2014 were primarily financed by cash flows generated from business operations. As of June 30, 2014, we had approximately $48,160,897 in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipments and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to eventually build two tissue paper production lines PM8 and PM9, and install other paper production machineries in the future.

Capital Expenditures

In addition to the capital commitments of $48.1 million we have entered into, our capital expenditure for the next 18 months is approximately $30.0 million, which includes budgeted costs for the projects below:

New Production Lines at the Wei County Industrial Park

In November 2012 we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012 we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project may be up to approximately $130 million, including the estimated costs of general infrastructures and administrative facilities such as warehouses, offices, dorms, landscaping, etc for up to $79 million and the estimated costs for the two paper machines and related packaging equipments for up to $51 million. We had previously estimated that the installation and test operations of PM8 could be completed in the second half of year 2014. However, we are now postponing the estimated completion date of PM8 to be in the second half of 2015, as we have experienced construction and budget funding delays in the last few months. We do not believe the possible delay of completion of PM8 will cause any major financial impact on our 2014 annual earnings, as we had previously budgeted no significant revenue or net earnings contribution from the PM8 tissue paper for the year of 2014.

We have plans for several capital expenditure projects for the year of 2014 and early 2015. These projects include: (1) four workshops, four warehouses, an office building, employee cafeteria, and two employee dormitory buildings, as well as infrastructure and landscaping projects in the Wei County Industrial Park for an estimated cost of $19.0 million (which is in addition to the contract commitments that we have already entered into as of June 30, 2014), (2) a second 15,000 tonnes/year tissue paper production line (to be designated as PM9) for an estimated cost of $7.8 million. Together with the contract commitments of $42.2 million that we have already entered into as of June 30, 2014, we estimate that total capital expenditure for the next 18 months to be approximately $69 million, which is expected to be funded by additional debt financing, cash on hand and cash flows generated from our own operations.

Relocation of Digital Photo Paper PM4 and PM5

We have also decided to relocate our digital photo paper production lines PM4 and PM5, as well as related chemical and packaging equipments, from the workshops currently located in our Headquarters Compound to a new location that is right across the street from our Xushui Paper Mill (the “Xushui Mill Annex”). We purchased the land use rights of the 58,566 square meters Xushui Mill Annex for approximately $7.7 million in April 2012 and would like to build three industrial buildings for the digital photo paper operations and dormitory for factory workers and new offices to consolidate our Xushui County operations.

Total cost of the PM4 and PM5 equipment relocation is estimated to be approximately $1.6 million. Building construction costs at the Xushui Mill Annex is estimated to be an additional $7.5 million for the next two years. As of June 30, 2014, we have already entered into contracts related to the PM4-PM5 relocation project for approximately $5.9 million.

We expect to finance our capital expenditure commitments mainly by cash flows internally generated from our business operations and possibly more debt financings to support the future capital expenditure and capacity expansions. We expect to satisfy all of our capital expenditure commitments that were outstanding as of June 30, 2014 in the next 12-24 months. We generated approximately $30 million of cash from our operating activities during the year of 2013 and expect to generate at least the same amount in year 2014. Between July 17 and July 21, 2014, we entered into a series of bank acceptance note and working capital loan agreements with the Commercial Bank of the City of Zhangjiakou in Zhangjiakou, Hebei, China for a total amount of approximately $11.4 million. The CBCZ Financing is guaranteed by the our Chairman and CEO Mr. Zhenyong Liu and a third party guaranty company, which entered into the CBCZ Financing as a co-guarantor taking approximately 41 of the Wei County land use rights that are currently leased to us by Hebei Tengsheng Paper Co. Ltd. as collateral. We believe the increased cash flows from working capital loans will allow us to designate more cash generated from operating activities to fund our short-term capital expenditure requirements.

Renovation of PM1

We have decided to take voluntary action to renovate our 150,000 tonnes/year corrugating medium PM1 in anticipation of increased regulatory concerns on energy efficiencies. The renovation was originally scheduled for the period of December 31, 2012 through the end of year 2014. There was no production output from PM1 throughout the renovation period, as some of the equipment and parts of the paper machine portion of the production line were demolished and replaced, while the reusable equipments and parts and other supporting facilities are built into the new, renovated PM1. In May, 2014, the Company has completed the rebuilding of PM1 into a 2.64-meter width paper production machine for the production of light-weight corrugating medium paper, which comes in special specifications of 40-80 gram/square/meter and can be used (when combined with other non-paper materials) as construction insulation liner paper or as a special packaging paper for transportation of books and magazines. The Light-Weight CMP can also be used in other CMP packaging applications where the weight of the packaging paper is preferred to be lighter. Total hard cost of the PM1 conversion was executed well within our budget and totaled approximately $5 million.

Cash and Cash Equivalents

Our cash and cash equivalents as of June 30, 2014 was $4,133,362, an increase of $1,002,199 from $3,131,163 as of December 31, 2013. The increase of cash and cash equivalents during the six months ended June 30, 2014 was attributable to a number of other factors including the following:

i. Net cash provided by operating activities

Net cash provided by operating activities was $20,945,081 for the six months ended June 30, 2014. The balance represented an increase of $11,796,876 or 128.95% from $9,148,205 for the same period in year 2013. The net income of the six months ended June 30, 2014 was $6,105,402, representing an increase of $2,146,211 or 54.21% from $3,959,191 for the first six months of 2013. Nevertheless, changes in various asset and liability account balances throughout the first six months of 2014 also contributed to the net change in cash generated from operating activities. Chief among such changes is the additional notes payable (in the forms of bank acceptance note or commercial acceptance note, an unique ways for commercial banks in China to guarantee the accounts payable payment for an extended term, usually 6 to 12 months) in the amount of $8,041,543 that we issued through Bank of Hebei and Shanghai Pudong Development Bank during the six months ended June 30, 2014. There was also an increase of $5,485,008 in the ending accounts payable balance as of June 30, 2014 (and as an increase to net cash for cash flow purposes). In addition, the Company had non-cash expenses in depreciation and amortization in the amount of $3,867,694 in the first six months of year 2014. The Company also had a net increase of $1,626,046 in inventories (as a decrease to net cash), a net decrease of $973,661 in other payable and accrued liabilities (as a decrease to net cash) and a net decrease of $280,879 in income tax payable (as a decrease to net cash) during the six months ended June 30, 2014.

 ii. Net cash used in investing activities

We incurred $13,470,140 in net cash expenditures for investing activities during the six months ended June 30, 2014, compared to $24,392,897 for the same period in the previous year of 2013. Essentially, all expenditures in the six months ended June 30, 2014 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including a new office, two employee dormitories, a cafeteria, a pulping station, three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash used in financing activities

Net cash used in financing activities was $6,432,771 for the six months ended June 30, 2014, as compared to net cash provided by financing activities in the amount of $24,181,836 for the same period in 2013. During the six months ended June 30, 2014, we deposited an additional $3,971,936 with Bank of Hebei and Shanghai Pudong Development Bank as condition for the issuance of notes payable in an additional $8,041,543. The deposit is recorded as part of our restricted cash and is presented as a cash outflow for financing activities.

Short-term bank loans

		June 30, 2014	December 31, 2013
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$3,250,553	$4,090,180
ICBC Loan 2	(b)	812,638	818,036
ICBC Loan 3	(c)	1,625,276	1,636,072
ICBC Loan 4	(d)	2,437,914	-
Total short-term bank loans		$8,126,381	$6,544,288

(a)
On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $3,250,553 and $4,090,180 as of June 30, 2014 and December 31, 2013, respectively, for which $813,921 was paid on June 5, 2014 and $3,250,553 is payable on August 15, 2014. The loan bears an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding.

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

(b)
On September 6, 2013, the Company obtained a new accounts receivable factoring facility from the ICBC for $812,638 and $818,036 as of June 30, 2014 and December 31, 2013, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on August 4, 2014 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility is personally guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(c)
On December 3, 2013, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,625,276 and $1,636,072 as of June 30, 2014 and December 31, 2013, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on October 21, 2014 and carries an interest rate of 6.6% per annum, or 1.0% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,625,276 as of June 30, 2014.

(d)
On June 26, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $2,437,914 as of June 30, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 25, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

As of June 30, 2014 and December 31, 2013, all short-term borrowings are secured bank loans. The factoring facility was secured by the Company’s accounts receivable in the amount of $3,478,794 and $3,272,528 as of June 30, 2014 and December 31, 2013, respectively.

The average short-term borrowing rates for the six months ended June 30, 2014 and 2013 were approximately 6.78% and 6.60%, respectively. The average short-term borrowing rate for the three months ended June 30, 2014 and 2013 were approximately 6.78% and 6.60%, respectively.

Long-term loans from credit union

As of June 30, 2014 and December 31, 2013, loan payable to Rural Credit Union of Xushui County, amounted to $5,875,373 and $5,914,401, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,611,531 as of December 31, 2013. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month, which was due on March 30, 2014. Because of the ongoing negotiation for renewing the loan, the Company did not repay the loan upon expiry. On April 16, 2014, the Company repaid the entire amount without any penalty. On the same day, the Company entered into another agreement with the Rural Credit Union of Xushui County for an amount that is $1,600,897 as of June 30, 2014. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance would be repayable by various installments through June 21, 2014 to November 18, 2018. As of June 30, 2014, total outstanding loan balance was $1,600,897 with $48,758 becoming due within one year and presented as current portion of long term loan from credit union in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipments in the amount of $18,501,809 and $21,901,456 as of June 30, 2014 and December 31, 2013, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of June 30, 2014, total outstanding loan balance was $4,274,476 with $65,011 becoming due within one year and presented as current portion of long term loan from credit union in the condensed consolidated balance sheet. As of December 31, 2013, total outstanding loan balance was $4,302,870, with $49,082 becoming due within one year and presented as current portion of long term loan from credit union in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2014 and 2013 were $232,141 and $193,829, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2014 and 2013 were $470,726 and $384,377, respectively.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months and six months ended June 30, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2014 and December 31, 2013 to translate the Chinese RMB to the U.S. Dollars are 6.1528:1 and 6.1122:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.1431:1, and 6.2395:1 for the six months ended June 30, 2014 and 2013, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Currently, we are evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Other than the additional risk factor set forth below, information about risk factors for the three months ended June 30, 2014, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K.

There is doubt as to our ability to continue as a going concern.

As of June 30, 2014, the Company had current assets of $32,215,826 and current liabilities of $40,949,564 (including amounts due to related parties for $2,406,262), resulting in a working capital deficit of approximately $8,733,738; while as of December 31, 2013, the Company had current assets of $25,953,328 and current liabilities of $28,372,723 (including amounts due to related parties for $2,266,961), resulting in a working capital deficit of approximately $2,419,395. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. Although management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months,  there can be no guarantee that we can secure these financial resources. Therefore, there is a substantial doubt about the ability of the Company to continue as going concern.  Our condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have been engaged in various efforts to mitigate our working capital deficiency:

Moratorium of interest for the Related Party Loan Collection

On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $635,602, which was recorded in other payables and accrued liabilities as part of the currently liabilities in the condensed financial statement as of June 30, 2014.

Bank Acceptance Notes and Working Capital Loan by CBCZ

Between July 17 and July 21, 2014 the Company entered into a series of financing agreements with the Commercial Bank of the City of Zhangjiakou, based in the City of Zhangjiakou, Hebei, China for a total amount of approximately $11.4 million (the “CBCZ Financing”). These agreements include (1) fourteen bank acceptance notes issued by Commercial Bank of the City of Zhangjiakou in the total amount of approximately $8.1 million to our suppliers for purchase of inventory, and (2) working capital loan agreement in the amount of approximately $3.3 million. For the bank acceptance notes, the Company is required to retain 50% of the amount of the notes in a designated account as restricted cash and will pay a service charge for 0.05% of the amount of the notes. The $3.3 million working capital loan bears a fixed interest rate of 9.9% per annum and is co-guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu and a third party financial guarantor company, which takes as collateral some 41 acres of land use rights at the Wei County Industrial Park that are leased to the Company by Hebei Tengsheng Paper Co. Ltd. All notes and loans under the CBCZ Financing are for terms less than or equal to 12 months.

In addition,  from time to time, we investigate financing opportunities with banks and other financial institutions and investors both inside and outside of China, and we may seek long-term financings to pay off liabilities with shorter terms.  As of the date of this report, we have not entered into any material binding agreement for additional long-term financing. In addition, we are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. There can be no assurance that we will be able to secure any such financing either from banks or through debt or equity investments from investors.

Our loan-to-equity ratio was 35.01% as of June 30, 2014. Our debt-asset ratio was 25.93% as of June 30, 2014. According to a search conducted by www.chinadiaoyan.com, the industry average of debt-asset ratio was 53.06% as of September 30, 2013 for the 20 large paper mills that are publicly listed in China. Of the 20 paper mill companies publicly listed in the Chinese stock exchanges, the top 6 (ranked by total revenue) all had debt-asset ratios exceeding 60%. Aside from the short-term liquidity situation, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably expand our financial debt leverage to provide capital for future growth.

However, there can be no guarantee that we will be successful in meeting our current and future working capital needs or executing our business plan. In the event that we fail to raise funds sufficient to meet our liquidity needs, we may be forced to substantially curtail our operations or otherwise take measures that would materially and adversely affect our business, results of operations and business prospects. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Should the going concern assumption not be appropriate and we are not able to realize our assets and settle our liabilities, commitments and contingencies in the normal course of operations, adjustments would be required to our consolidated financial statements to the amounts and classifications of assets and liabilities, and these adjustments could be significant. If we could not continue as a going concern, we may be forced to liquidate and you may lose your investment in the Company.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Date: August 13, 2014	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	/s/ Winston C. Yen
Name: Winston C. Yen
Title: Chief Financial Officer
(Principal Financial Officer)