Form 10-Q
period 2014-09-30
Orient Paper Inc.
filed 2014-11-13
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
(Address of principal executive offices and Zip Code)

011 - (86) 312-8698215
(Registrant’s telephone number, including area code)

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

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 6, 2014: 20,316,400.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$6,930,444	$3,131,163
Restricted cash	11,377,489	2,454,108
Accounts receivable (net of allowance for doubtful accounts of $51,304 and $67,592 as of September 30, 2014 and December 31, 2013, respectively)	4,162,160	3,327,494
Inventories	6,980,107	11,428,405
Prepayments and other current assets	831,504	1,068,031
Assets held for sale	-	4,130,590
Deferred tax assets - current	-	413,537

Total current assets	30,281,704	25,953,328

Prepayment on property, plant and equipment	1,482,324	1,492,098
Property, plant, and equipment, net	196,090,574	178,535,259
Recoverable VAT	3,473,601	3,277,188
Deferred tax asset – non-current	221,319	268,329

Total Assets	$231,549,522	$209,526,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$8,126,778	$6,544,288
Current portion of long-term loans from credit union	113,775	1,660,613
Current obligations under capital lease	8,186,242	8,264,795
Accounts payable	612,995	926,571
Notes payable	21,129,622	4,908,216
Security deposit from a related party	-	1,636,072
Due to a related party	186,025	64,546
Accrued payroll and employee benefits	333,545	498,010
Other payables and accrued liabilities	3,262,017	2,651,472
Income taxes payable	730,411	1,218,140
Deferred tax liabilities	24,808	-

Total current liabilities	42,706,218	28,372,723

Loans from credit union	5,761,885	4,253,788
Loan from a related party	2,373,981	2,389,633
Deferred gain on sale-leaseback	806,870	1,160,271
Long-term obligations under capital lease	8,135,569	12,296,639

Total liabilities	59,784,523	48,473,054

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 20,316,400 and 18,753,900 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	20,316	18,754
Additional paid-in capital	49,218,982	46,909,543
Statutory earnings reserve	6,038,406	6,038,406
Accumulated other comprehensive income	16,068,812	17,146,308
Retained earnings	100,418,483	90,940,137

Total stockholders' equity	171,764,999	161,053,148

Total Liabilities and Stockholders' Equity	$231,549,522	$209,526,202

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$40,754,205	$37,686,114	$104,344,334	$90,471,282

Cost of sales	(34,343,357)	(29,250,300)	(87,141,643)	(74,306,836)

Gross Profit	6,410,848	8,435,814	17,202,691	16,164,446

Selling, general and administrative expenses	(995,613)	(957,029)	(2,893,828)	(2,730,751)
Gain (Loss) from disposal of property, plant and equipment	(689,422)	84,737	(689,422)	84,737
Gain from disposal of assets held for sale	203,488	-	203,488	-
Income from Operations	4,929,301	7,563,522	13,822,929	13,518,432

Other Income (Expense):
Interest income	35,090	24,159	79,938	78,948
Subsidy income	-	170,651	-	170,651
Interest expense	(344,191)	(244,385)	(888,028)	(723,103)

Income before Income Taxes	4,620,200	7,513,947	13,014,839	13,044,928

Provision for Income Taxes	(1,247,256)	(1,979,103)	(3,536,493)	(3,550,893)

Net Income	3,372,944	5,534,844	9,478,346	9,494,035

Other Comprehensive Income:

Foreign currency translation adjustment	13,170	882,139	(1,077,496)	4,082,200

Total Comprehensive Income	$3,386,114	$6,416,983	$8,400,850	$13,576,235

Earnings Per Share:
Basic and Fully Diluted Earnings per Share	$0.18	$0.30	$0.50	$0.51

Weighted Average Number of Shares
Outstanding - Basic and Fully Diluted	18,923,374	18,456,900	18,909,001	18,457,879

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net income	$9,478,346	$9,494,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,877,824	5,980,720
Loss (Gain) from disposal of property, plant and equipment	689,422	(84,737)
Gain from disposal of assets held for sale	(203,488)	-
Recovery from bad debts	(15,855)	(8,592)
Reversal of stock-based expense for service received	-	(16,158)
Deferred tax	481,138	274,427
Changes in operating assets and liabilities:
Accounts receivable	(841,053)	441,591
Prepayments and other current assets	12,139	1,449,388
Inventories	4,375,716	2,912,685
Accounts payable	(307,667)	54,408
Notes payable	16,262,014	(3,219,834)
Accrued payroll and employee benefits	(161,625)	(18,336)
Other payables and accrued liabilities	618,254	764,331
Income taxes payable	(480,000)	154,977
Net Cash Provided by Operating Activities	35,785,165	18,178,905

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	239,194	2,582,747
Proceeds from sale of assets held for sale	2,682,957	-
Purchases of property, plant and equipment	(25,767,813)	(47,078,178)
Net Cash Used in Investing Activities	(22,845,662)	(44,495,431)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	2,311,002	-
Proceeds from related party loans	643,500	953,507
Repayment of related party loans	(643,500)	(953,507)
Proceeds from bank loans	6,504,805	9,063,833
Repayment of bank loans	(4,878,604)	(6,648,958)
Proceeds from sale-leaseback financing	-	24,148,756
Payment of capital lease obligation	(4,095,015)	(1,355,435)
(Increase in) Release of restricted cash	(8,944,108)	1,609,917
Dividends paid	-	(230,747)
Net Cash (Used in) Provided by Financing Activities	(9,101,920)	26,587,366

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(38,302)	400,605

Net Increase in Cash and Cash Equivalents	3,799,281	671,445

Cash and Cash Equivalents - Beginning of Period	3,131,163	13,140,288

Cash and Cash Equivalents - End of Period	$6,930,444	$13,811,733

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized cost	$648,552	$644,524
Cash paid for income taxes	$3,535,355	$3,121,490

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the three months ended September 30, 2014 and 2013 were 98.60% and 95.78%, respectively. The revenue of the Company generated from Orient Paper HB for the nine months ended September 30, 2014 and 2013 were 97.18% and 96.14%, respectively. Orient Paper HB also accounted for 80.46% and 80.25% of the total assets of the Company as of September 30, 2014 and December 31, 2013, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2014 and December 31, 2013, details of the Company’s subsidiaries and variable interest entities are as follows:

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any future period.

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

Liquidity and Going Concern

As of September 30, 2014, the Company had current assets of $30,281,704 and current liabilities of $42,706,218 (including amounts due to related parties of $858,158), resulting in a working capital deficit of approximately $12,424,514; while as of December 31, 2013, the Company had current assets of $25,953,328 and current liabilities of $28,372,723 (including amounts due to related parties of $2,266,961), resulting in a working capital deficit of approximately $2,419,395. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. Although management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months, there are no guarantees that these financial resources will be secured. Therefore, there is a substantial doubt about the ability of the Company to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 25, 2014, our Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu agrees in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Liu was approximately $672,133, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed financial statement as of September 30, 2014 (see Note (12) below).

(3) Restricted Cash

Restricted cash of $11,377,489 as of September 30, 2014 was presented for the cash deposited at the Bank of Hebei, Shanghai Pudong Development Bank (“SPD Bank”) and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank and commercial acceptance notes from these banks (see Note (11)). The restriction will be lifted upon the maturity of the notes payable from October 14, 2014 through March 28, 2015.

Restricted cash of $2,454,108 as of December 31, 2013 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (11)). The restriction will be lifted upon the maturity of the notes payable from May 15 through June 19 during the year of 2014.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Raw Materials
Recycled paper board	$4,690,806	$8,004,988
Pulp	14,163	14,257
Recycled white scrap paper	810,051	1,791,873
Coal	207,674	573,799
Base paper and other raw materials	110,812	212,984
	5,833,506	10,597,901
Finished Goods	1,146,601	830,504
Totals	$6,980,107	$11,428,405

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Prepaid NYSE MKT annual fee	$7,500	$7,500
Recoverable VAT	-	500,000
Prepaid insurance	117,500	61,529
Prepayment for purchase of materials	452,754	8,180
Prepaid land lease	53,637	490,822
Guarantee deposit	196,668	-
Others	3,445	-
	$831,504	$1,068,031

(6) Prepayment on property, plant and equipment

As of September 30, 2014 and December 31, 2013, prepayment on property, plant and equipment consisted of $1,482,324 and $1,492,098, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 54,267 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2015.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Assets held for sale

As of December 31, 2013, assets held for sale in the amount of $4,130,590 represented the three employee dormitory buildings to be sold to a related party company controlled by our Chairman and CEO Mr. Zhenyong Liu. The sale was consummated on August 15, 2014 and a gain on disposal of approximately $203,488 was recognized during the three and nine months ended September 30, 2014. Please refer to Note (10) for the details of the related party transaction.

(8) Property, plant and equipment

As of September 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2014	2013
Property, Plant, and Equipment:
Land use rights	$7,710,672	$7,761,511
Building and improvements	22,260,067	22,406,836
Machinery and equipment	120,744,142	121,088,942
Vehicles	702,701	683,051
Construction in progress	86,866,437	65,160,213
	238,284,019	217,100,553
Less: accumulated depreciation and amortization	(42,193,445)	(38,565,294)
Property, Plant and Equipment, net	$196,090,574	$178,535,259

As of September 30, 2014 and December 31, 2013, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of September 30, 2014 and December 31, 2013. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment, which are recorded at the new cost of $25,823,414 and $25,993,677 as of September 30, 2014 and December 31, 2013, respectively. See “Financing with Sale-Leaseback” under Note (9), Loans Payable, for details of the transaction and asset collaterals. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the three months ended September 30, 2014 and 2013, depreciation of Leased Equipment were $825,620 and $396,736, respectively. During the nine months ended September 30, 2014 and 2013, depreciation of Leased Equipment were $1,237,181 and $396,736, respectively. The accumulated depreciation of the Leases Equipment was $2,060,896 and $829,794 as of September 30, 2014 and December 31, 2013. During the three months ended September 30, 2014 and 2013, the gain realized on sale-leaseback transaction were $115,094 and $62,798, respectively. During the nine months ended September 30, 2014 and 2013, the gain realized on sale-leaseback transaction were $345,981 and $62,798, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-leaseback are $806,870 and $1,160,271 as of September 30, 2014 and December 31, 2013, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops, four warehouses, office buildings and the new staff dormitory in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in the second half of 2015. Upon completion, it will bring about an addition of $117,930,321 to the Company’s machinery and equipment. For the three months ended September 30, 2014 and 2013, the amount of interest capitalized is $207,830 and $113,941, respectively. For the nine months ended September 30, 2014 and 2013, the amount of interest capitalized is $717,058 and $152,036, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2014 and December 31, 2013, certain property, plant and equipment of Orient Paper HB with net values of $16,956,708 and $21,901,456 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of September 30, 2014 and December 31, 2013, certain of the Company’s property, plant and equipment in the amount of $32,767 and $34,177 have been pledged for the facility obtained from Bank of Hebei. See “Notes Payable” under Note (11) for details. In addition, land use right with net values of $7,337,989 and $7,502,794 as of September 30, 2014 and December 31, 2013 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (9), Loans Payable, for details of the transaction and asset collaterals.

As of September 30, 2014 and December 31, 2013, essentially all production equipment of Orient Paper Shengde with net value of $33,820,493 and $36,134,038 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $2,010,130 and $2,059,270 for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization of property, plant and equipment was $5,877,824 and $5,980,720 for the nine months ended September 30, 2014 and 2013, respectively.

(9) Loans Payable

Short-term bank loans

		September 30, 2014	December 31, 2013
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,090,180
ICBC Loan 2	(b)	-	818,036
ICBC Loan 3	(c)	1,625,356	1,636,072
ICBC Loan 4	(d)	2,438,033	-
The Commercial Bank of the City of Zhangjiakou	(e)	3,250,711	-
ICBC Loan 5	(f)	812,678	-
Total short-term bank loans		$8,126,778	$6,544,288

(a)	On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $4,090,180 as of December 31, 2013, for which $813,921 was paid on June 5, 2014 and $3,250,553 was paid on August 15, 2014. The loan bore an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding. The Company paid off the principal balance and interest by August 15, 2014. Concurrent with the signing of the working capital loan agreement, the Company also entered into an agreement with the ICBC, which provided account management services to the Company during the terms of the underlying loan. The working capital loan was guaranteed by Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”) with the land use right on our Headquarters Compound pledged by Hebei Fangsheng as collateral for the benefit of the bank. The land use right on our Headquarters Compound was acquired by Hebei Fangsheng from the Company on August 9, 2013 (see Note (10) for the related party transaction). Hebei Fangsheng is controlled by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(b)

On September 6, 2013, the Company obtained a new accounts receivable factoring facility from the ICBC for $818,036 as of December 31, 2013. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remained in the Company’s books at all times, are not fully collected. The factoring facility expired on August 4, 2014 and bore an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding. The Company paid off the principal balance and interest under the factoring facility on August 4, 2014.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provided accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility was personally guaranteed by the Company’s Chairman and CEO Mr. Zhenyong Liu.

(c)	On December 3, 2013, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,625,356 and $1,636,072 as of September 30, 2014 and December 31, 2013, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on October 21, 2014 and carries an interest rate of 6.6% per annum, or 10% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,625,356 as of September 30, 2014.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d)

On June 26, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $2,438,033 as of September 30, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 25, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

(e)

On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by Zhenyong Liu and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and an independent third party provided a guarantee with the land use rights and buildings pledged by Hebei Tengsheng as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank for $3,250,711 as of September 30, 2014. The loan expires on June 9, 2015 and bears a fixed interest rate of 11.88% per annum.

(f)	On August 19, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $812,678 as of September 30, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 11, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

As of December 31, 2013, all short-term borrowings are secured bank loans. As of September 30, 2014, there were secured short-term borrowings of $4,876,067 and unsecured bank loans of $3,250,711. The factoring facility was secured by the Company’s accounts receivable in the amount of $4,162,160 and $3,272,528 as of September 30, 2014 and December 31, 2013, respectively.

The average short-term borrowing rates for the nine months ended September 30, 2014 and 2013 were approximately 7.24% per annum and 6.62% per annum, respectively. The average short-term borrowing rate for the three months ended September 30, 2014 and 2013 were approximately 8.20% per annum and 6.65% per annum, respectively.

Long-term loans from credit union

As of September 30, 2014 and December 31, 2013, loans payable to Rural Credit Union of Xushui County, amounted to $5,875,660 and $5,914,401, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,611,531 as of December 31, 2013. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month, which was due on March 30, 2014. The entire balance is presented as current portion of long term loan from credit union in the consolidated balance sheet as of December 31, 2013. Because of the ongoing negotiation for renewing the loan, the Company did not repay the loan upon expiry. On April 16, 2014, the Company repaid the entire amount without any penalty. On the same day, the Company entered into another agreement with the Rural Credit Union of Xushui County for an amount that is $1,600,975 as of September 30, 2014. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance would be repayable by various installments through June 21, 2014 to November 18, 2018. As of September 30, 2014, total outstanding loan balance was $1,600,975 with $48,761 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $16,956,708 and $21,901,456 as of September 30, 2014 and December 31, 2013, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of September 30, 2014, total outstanding loan balance was $4,274,685 with $65,014 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet. As of December 31, 2013, total outstanding loan balance was $4,302,870, with $49,082 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2014 and 2013 were $307,746 and $207,807, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2014 and 2013 were $778,472 and $592,184, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.35 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. The balance of the long-term obligations under capital lease were $8,135,569 and $12,296,639 as of September 30, 2014 and December 31, 2013, which is net of its current portion in the amount of $8,186,242 and $8,264,795, respectively.

Total interest expenses for the sale-leaseback arrangement for three months ended September 30, 2014 and 2013 were $207,830 and $114,041, respectively. Total interest expenses for the sale-leaseback arrangement for nine months ended September 30, 2014 and 2013 were $717,058 and $174,495, respectively.

As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and is presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,337,989 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $33,820,493 and $36,134,038 as of September 30, 2014 and December 31, 2013, respectively.

The future minimum lease payments of the capital lease as of September 30, 2014 were as follows:

September 30,	Amount
2015	$8,886,191
2016	8,380,147
$17,266,338

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Related Parties Transactions

Mr. Zhenyong Liu is the director, principal stockholder and chief executive officer of the Company. He loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum. As of September 30, 2014 and December 31, 2013, net amount due to Mr. Liu were $2,373,981 and $2,389,633, respectively.

The interest expenses incurred for above related party loans are $36,445 and $36,478 for the three months ended September 30, 2014 and 2013, while the interest expenses were $109,556 and $108,460 for the nine months ended September 30, 2014 and 2013. On March 25, 2014, our Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $672,133 and $566,343, which was recorded in other payables and accrued liabilities (see Note (12) below) as part of the current liabilities as of September 30, 2014 and December 31, 2013, respectively.

During the nine months and the three months ended September 30, 2014, the Company borrowed $643,500 and $300,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

Sale of Headquarters Compound Real Properties to a Related Party

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $162,763. As of September 30, 2014 and December 31, 2013, the accrued rent to Hebei Fangsheng are in the amount of $186,025 and $64,546, respectively.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.31 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.64 million.

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

Sales of the LUR and the Industrial Buildings were completed in year 2013. Sales of the dormitories, which was classified as assets held for sale as of December 31, 2013, was consummated on August 15, 2014 with a gain on disposal of approximately $203,488 recognized during the three and nine months ended September 30, 2014.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Land Use Right Pledged by Hebei Fangsheng

Independent from the above related party sale transaction, on March 3, 2014 Hebei Fangsheng entered into a Collateral Agreement with SPD Bank in connection with the Company’s bank acceptance note obtained from the SPD Bank (see Note (11) below). Under the Collateral Agreement, Hebei Fangsheng pledged certain land-use-right on a parcel of land located in Wei County, Hebei for the benefit of the SPD Bank as collateral to secure the credit facility of the bank acceptance note during the period of March 3, 2014 and March 2, 2016. As explained above, Hebei Fangsheng is controlled by the Company’s Chairman and CEO Mr. Liu Zhenyong.

(11) Notes payable

As of September 30, 2014, the Company had fourteen bank acceptance notes of $6,501,422, $6,501,422 and $8,126,778, respectively, from Bank of Hebei, SPD Bank and the Commercial Bank of the City of Zhangjiakou, to one of its major suppliers for settling purchase of raw materials. These acceptances notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from these three banks as well as the restricted bank deposit of $11,377,489 in these three banks as mentioned in Note (3). In particular, the banking facility obtained from Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $32,767 and guaranteed by the Company’s Chairman and CEO Mr. Liu Zhenyong and Hebei Fangsheng and two independent third parties. The banking facility obtained from SPD Bank was secured by land use right from a related party as mentioned in Note (10). The banking facility obtained from the Commercial Bank of the City of Zhangjiakou was guaranteed by Zhenyong Liu and Shijiazhuang Baode Guarantee Service Company as mentioned in Note (9). The bank acceptance notes from those three banks bear interest rate at nil% per annum and 0.05% of notes amount as handling change. They will become due and payable on various dates starting from October 14, 2014 to March 28, 2015.

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

(12) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Accrued electricity	$451,097	$372,726
Accrued professional fees	116,918	58,000
Value-added tax payable	1,249,394	940,400
Accrued interest to a related party	672,133	566,343
Accrued bank loan interest	509,676	380,022
Advance from customer	8,018	11,453
Insurance premium payable	-	62,348
Payable for purchase of equipment	119,043	-
Others	135,738	260,180
Totals	$3,262,017	$2,651,472

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Common Stock

Issuance of common stock to investors

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock (the “Offering”). Each share of common stock and accompanying warrant was sold at a price of $1.60. Please refer to Note (14), Stock Warrants, for details.

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

On December 31, 2013, the Company issued restricted common shares of 297,000 out of the 2011 ISP and 2012 Incentive Stock Plan (the “2012 ISP”) of Orient Paper, Inc. to certain of its directors and officers when the stock was at $2.66 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $790,020 as of the date of grant. See Note (17), Stock Incentive Plans, for more details of the 2011 ISP and the 2012 ISP.

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) Stock warrants

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock. The warrants have an exercise price of $1.70 per share with two warrants being exercisable for one share of common stock. These warrants are exercisable immediately upon issuance on September 3, 2014 and have a term of exercise equal to five years from the date of issuance till September 2, 2019.

The fair value of the warrants issued was estimated by using the Binominal pricing model with the following assumptions:

Terms of warrants	5 years
Expected volatility	72.0%
Risk-free interest rate	1.69%
Expected dividend yield	0.81%

In connection with the Offering, the Company issued warrants to its placement agent of this Offering, which can purchase an aggregate of up to 2.50% of the aggregate number of shares of common stock sold in the Offering, i.e. 39,062 shares. These warrants have substantially the same terms as the warrants issued to purchaser in the Offering, except that the exercise price is $2.00 per share and the expiration date is June 26, 2019.

The fair value of the warrants issued was estimated by using the Binominal pricing model with the following assumptions:

Terms of warrants	4.81 years
Expected volatility	69.8%
Risk-free interest rate	1.62%
Expected dividend yield	0.81%

The Company applied judgment in estimating key assumptions in determining the fair value of the warrants on the date of issuance. The Company used historical data to estimate stock volatilities and expected dividend yield. The risk-free rates are consistent with the terms of the warrants and are based on the United States Treasury yield curve in effect at the time of issuance.

A summary of stock warrant activities is as below:

Nine months ended September 30, 2014
	Number	Weighted average exercise price
Outstanding and exercisable at beginning of the period	-	$-
Issued during the period	820,312	1.71
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

No warrants were issued, exercised, cancelled or expired during the year ended December 31, 2013. The weighted average fair value of warrants granted for the period ended September 30, 2014 was $0.99 per share. The total intrinsic value of warrants exercised for the period ended September 30, 2014 was $nil. As of September 30, 2014, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) Earnings Per Share

For the three months and nine months ended September 30, 2013, there were no securities with dilutive effect issued and outstanding. For the three months and nine months ended September 30, 2014, 820,312 shares related to warrants are excluded from the calculations of dilutive net income per share because their inclusion would have been anti-dilutive. The basic and diluted net income per share are calculated as follows:

	Three Months Ended
	September 30,
	2014	2013
Basic income per share
Net income for the period - numerator	$3,372,944	$5,534,844
Weighted average common stock outstanding - denominator	18,923,374	18,456,900
Net income per share	$0.18	$0.30

Diluted income per share
Net income for the period - numerator	$3,372,944	$5,534,844
Weighted average common stock outstanding - denominator	18,923,374	18,456,900
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,923,374	18,456,900
Diluted income per share	$0.18	$0.30

	Nine Months Ended
	September 30,
	2014	2013
Basic income per share
Net income for the period - numerator	$9,478,346	$9,494,035
Weighted average common stock outstanding - denominator	18,909,001	18,457,879
Net income per share	$0.50	$0.51

Diluted income per share
Net income for the period - numerator	$9,478,346	$9,494,035
Weighted average common stock outstanding - denominator	18,909,001	18,457,879
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	18,909,001	18,457,879
Diluted income per share	$0.50	$0.51

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The provisions for income taxes for three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended
	September 30,
	2014	2013
Provision for Income Taxes
Current Tax Provision – PRC	$1,019,837	$1,808,503
Deferred Tax Provision – PRC	227,419	170,600
Total Provision for Income Taxes	$1,247,256	$1,979,103

The provisions for income taxes for nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Provision for Income Taxes
Current Tax Provision – PRC	$3,055,355	$3,276,466
Deferred Tax Provision – PRC	481,138	274,427
Total Provision for Income Taxes	$3,536,493	$3,550,893

During the three months ended September 30, 2014 and 2013, the effective income tax rate was estimated by the Company to be 27.0% and 26.3%, respectively, while during the nine months ended September 30, 2014 and 2013, the effective income tax rate was estimated by the Company to be 27.2% and 27.2%, respectively. The effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2014 and December 31, 2013, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for both the three months and the nine months ended September 30, 2014 and 2013, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(18) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $19,532 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $585,947 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (10) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $162,763 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years while looking for a new location to relocate its offices and the digital photo paper operations currently located in the headquarters compound.

The rental expenses for the three months ended September 30, 2014 and 2013 were $191,504 and $177,898, respectively. The rental expenses for the nine months ended September 30, 2014 and 2013 were $575,675 and $475,999, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

September 30,	Amount
2015	$807,802
2016	767,168
2017	604,632
2018	604,632
2019	604,632
Thereafter	4,915,075
$8,303,941

Capital commitment

As of September 30, 2014, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $37,696,398 and $51,673,158 as of September 30, 2014 and December 31, 2013, respectively. With the exception of a 5%-10% performance holdback on the construction of equipment and facilities is payable in late 2015, the Company expected to pay off all the balances within 1 year.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	September 30, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise-wide,
	HB	Shengde	to Segments	segment	consolidated

Revenues	$40,183,579	$570,626	$-	$-	$40,754,205
Gross Profit	6,401,583	9,265	-	-	6,410,848
Depreciation and amortization	1,308,580	701,550	-	-	2,010,130
Interest income	33,752	1,338	-	-	35,090
Interest expense	344,191	-	-	-	344,191
Income tax expense	1,227,949	19,307	-	-	1,247,256
Net Income (Loss)	3,801,421	(39,917)	(388,560)	-	3,372,944

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	September 30, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise-wide,
	HB	Shengde	to Segments	segment	consolidated

Revenues	$36,097,505	$1,588,609	$-	$-	$37,686,114
Gross Profit	8,029,435	406,379	-	-	8,435,814
Depreciation and amortization	1,364,219	695,051	-	-	2,059,270
Interest income	22,871	1,265	23	-	24,159
Interest expense	242,740	-	1,645	-	244,385
Income tax expense	1,879,452	99,651	-	-	1,979,103
Net Income (Loss)	5,649,511	270,450	(385,117)	-	5,534,844

	Nine Months Ended
	September 30, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise-wide,
	HB	Shengde	to Segments	segment	consolidated

Revenues	$101,402,582	$2,941,752	$-	$-	$104,344,334
Gross Profit	16,637,730	564,961	-	-	17,202,691
Depreciation and amortization	3,764,983	2,112,841	-	-	5,877,824
Interest income	77,043	2,895	-	-	79,938
Interest expense	888,028	-	-	-	888,028
Income tax expense	3,378,702	157,791	-	-	3,536,493
Net Income (Loss)	10,266,271	310,373	(1,098,298)	-	9,478,346
Total Assets	186,295,286	42,841,370	2,412,866	-	231,549,522

	Nine Months Ended
	September 30, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise-wide,
	HB	Shengde	to Segments	segment	consolidated

Revenues	$86,982,167	$3,489,115	$-	$-	$90,471,282
Gross Profit	15,536,788	627,658	-	-	16,164,446
Depreciation and amortization	3,914,115	2,066,605	-	-	5,980,720
Interest income	76,599	2,300	49	-	78,948
Interest expense	719,593	-	3,510	-	723,103
Income tax expense	3,397,122	153,771	-	-	3,550,893
Net Income (Loss)	10,247,650	371,382	(1,124,997)	-	9,494,035

	Year Ended December 31, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise-wide,
	HB	Shengde	to Segments	segment	consolidated

Total Assets	$168,149,877	$41,264,704	$111,621	$-	$209,526,202

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(20) Concentration and Major Customers and Suppliers

For the three months ended September 30, 2014 and 2013, the Company had no single customer contributing over 10% of total sales.

For the nine months ended September 30, 2014 and 2013, the Company had no single customer contributing over 10% of total sales.

For the three months ended September 30, 2014, the Company had two major suppliers which primarily accounted for 52% and 21% of the total purchases. For the three months ended September 30, 2013, the Company had two major suppliers which primarily accounted for 77% and 8% of the total purchases.

For the nine months ended September 30, 2014, the Company had three major suppliers which primarily accounted for 62%, 13% and 8% of the total purchases. For the nine months ended September 30, 2013, the Company had two major suppliers which primarily accounted for 75% and 10% of the total purchases.

(21) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States. The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2014 and December 31, 2013, respectively.

(22) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(23) Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. It lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This amendment provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Currently, the Company is evaluating the impact of the pending adoption of ASU 2014-14 on the disclosure of the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue for the three months ended September 30, 2014 was $40,754,205, an increase of $3,068,091, or 8.14%, from $37,686,114 for same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper (“CMP”) for the three months ended September 30, 2014 was $40,183,579, an increase of $4,086,074 (or 11.32%) from $36,097,505 for the third quarter of 2013. The increase is mainly attributable to additional revenue contributed by our newly renovated PM1 production line, which was under renovation throughout the year of 2013 and did not produce any revenue during the third quarter of 2013. The PM1 production line now produces the 40 g/s/m to 80 g/s/m special specification CMP (the “Light-Weight CMP”) products, compared to the 110 gram-square-meter (g/s/m) CMP (the “Regular CMP”) produced by the PM6 product. Light-Weight CMP products can be used not only as corrugating medium, but also as packaging paper for book and magazine transportation and liner paper for building insulation materials. Light-Weight CMP products are now sold to our packaging company customers for various packaging applications.

Total offset printing and corrugating medium paper sold during the three months ended September 30, 2014 amounted to 98,008 tonnes, an increase of 14,277 tonnes, or 17.05%, compared to 83,731 tonnes sold in the comparable period in the previous year. All of the CMP sold in 2013 was Regular CMP produced by the PM6 production line and totaled 66,472 tonnes in the three months ended September 30, 2013, as compared to 68,876 tonnes Regular CMP in the comparable period in 2014, resulting in a year-over-year increase of 2,404 tonnes, or 3.62%. We were able to run the PM6 production line at higher machine speed, minimize downtime, and produce more than 22,000 tonnes of Regular CMP during each of the three months in the third quarter of 2014. The PM1 production line produced and sold Light-Weight CMP of 13,341 tonnes in the three months ended September 30, 2014. The changes in revenue dollar amount and in tonnage for the three months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
Sales	September 30, 2014		September 30, 2013		Change in		Change
Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	68,876	$24,419,227	66,472	$24,380,798	2,404	$38,429	3.62%	0.16%

Light-Weight CMP	13,341	$4,918,065	-	$-	13,341	$4,918,065	N/A	N/A

Total Corrugating Medium Paper	82,217	$29,337,292	66,472	$24,380,798	15,745	$4,956,494	23.69%	20.33%
Offset Printing Paper	15,791	$10,846,287	17,259	$11,716,707	(1,468)	$(870,420)	-8.51%	-7.43%
Total Corrugating Medium and Offset Printing Paper Revenue	98,008	$40,183,579	83,731	$36,097,505	14,277	$4,086,074	17.05%	11.32%

Monthly sales revenue (excluding revenue of digital photo paper) for the 24 months ended September 30, 2014, is summarized below:

Monthly Revenue of Major Products (excluding Digital Photo Paper)
October 2012 Through September 2014
USD in Thousands
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
Nov-2012
Jan-2013
Mar-2013
May-2013
Jul-2013
Sep-2013
Nov-2013
Jan-2014
Mar-2014
May-2014
Jul-2014
Sep-2014
Month
TOTAL Regular CMP
TOTAL Offset Printing Paper
Total Light-Weight CMP

The ASPs (Average Selling Price) for our main products in the three months ended September 30, 2013 and 2014 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP
Three Months ended September 30, 2013	$679	$367	$	N/A
Three Months ended September 30, 2014	$687	$355		$369
Increase/(Decrease) from comparable period in the previous year	$8	$(12)	$	N/A
Increase/(Decrease) as a percentage	1.18%	-3.27%		N/A

The following is a chart showing the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 24 months period ended September 30, 2014:

Corrugating Medium Paper

Revenue from all corrugating medium paper amounted to $29,337,292 (or 73.01% of total offset printing paper and corrugating medium paper revenue) for the three months ended September 30, 2014, representing a $4,956,494 (or 20.33%) increase from the corrugating medium paper revenue of $24,380,798 for the comparable period in 2013. Of the total CMP sales for the three months ended September 30, 2014, $4,918,065 was generated by the Light-Weight CMP products produced by our newly renovated PM1 production line, and $24,419,227 was generated by the Regular CMP produced by our PM6 production line. We sold a total of 82,217 tonnes of corrugating medium paper in the three months ended September 30, 2014 as compared to 66,472 tonnes for the same period in 2013, representing a 23.69% increase in quantities sold. ASP for Regular CMP dropped from $367/tonne in the third quarter 2013 to $355/tonne in the same period in 2014, representing a 3.27% decrease over the comparable period. The PM6 production line’s utilization for the third quarter of 2014 and 2013 were 76.60% and 74.89% of the designed capacity, respectively.

We have been producing 60 g/s/m Light-Weight CMP from the newly renovated PM1 production line as of September 30, 2014. The ASP for these Light-Weight CMPs was $369/tonne for the quarter ended September 30, 2014, slightly higher than the ASP of $355/tonne for the Regular CMP.

To cope with the contraction in paper product demand, nationwide capacity surplus and environmental pollution caused by smaller producers, the Ministry of Industry and Information Technology (the “MIIT”) of China announced on July 25, 2013 a list of outdated paper facilities slated for closure in 2013. According to MIIT, a total of 6.21 million tonnes of paper manufacturing capacities on the July 25, 2013 list across the country were required to be shut down by the end of 2013, including 930,800 tonnes in the Hebei Province, an area that is heavily impacted two years in a row. MIIT has also announced on July 24, 2014 that facilities producing 3.97 million tonnes of paper and pulp, including 500,000 tonnes in Hebei Province, are mandated to retire by the end of 2014. On August 18, 2014, MIIT announced another list of outdated paper facilities that are required to be closed by the end of 2014. The August 18, 2014 list shut down 0.66 million tonnes paper manufacturing capacity, including 5,000 tonnes in Hebei Province. Unlike the mandatory closures in the previous years when most of the closed capacities involved small-scale local mills, usually with less than 50,000 tonnes of production capability and without proper water treatment practices, the 2013 and 2014 mandatory closure lists included a number of large capacity paper machines (up to 226,000 tonnes per line) that failed to meet the environmental and energy savings standards. The government is expected to continue to strictly reinforce the mandatory closure of outdated capacities in the rest of 2014 and the next few years. Therefore, we estimate that the ASPs for corrugating medium paper and other packaging paper will remain relatively stable as a result of elimination of outdated paper capacities in the next few quarters.

We launched the new 360,000 tonnes/year PM6 production line in December 2011 and have been able to ramp up the PM6 production line output by optimizing production. Monthly utilization in the months of July, August and September of 2014 were 79%, 77%, and 73%, respectively. Monthly utilization for the same months in 2013 were 75%, 76%, and 73%, respectively. Quantities sold of units produced by the PM6 production line from October 2012 to September 2014 are as follows:

360k t/a Corrugating Medium Paper (PM6)
Quantities Produced and Sold
Tonnes Produced & Sold
30,000
25,000
20,000
15,000
10,000
5,000
-
October, 2012
December, 2012
February, 2013
April, 2013
June, 2013
August, 2013
October, 2013
December, 2013
February, 2014
April, 2014
June, 2014
August, 2014

Offset Printing Paper

Revenue from offset printing paper amounted to $10,846,287 (or 26.99% of total offset printing paper and corrugating medium paper revenue) for the three months ended September 30, 2014, which represents an $870,420 (or 7.43%) decrease from the offset printing paper revenue of $11,716,707 for the comparable period in 2013. We sold 15,791 tonnes of offset printing paper in the three months ended September 30, 2014, compared to 17,259 tonnes of offset printing paper in the comparable period in 2013, a decrease of 1,468 tonnes, or 8.51%, due to lower market demand for our products. We sold offset printing paper at an ASP of $687/tonne in the third quarter of 2014, which is 1.18% higher than the ASP of $679/tonne in the third quarter of year 2013.

Revenue of Digital Photo Paper

Pursuant to the local County government’s urban redevelopment plan, we are required to relocate our digital photo paper production facilities. As of September 30, 2014, our digital photo coating production lines, PM4 and PM5, have been disassembled and were being moved to the new workshop that we built across the street from our main production base, Xushui Paper Mill (the Xushui Mill Annex”). Revenue generated from selling digital photo paper was $570,626 (or 1.40% of total revenue) for the three months ended September 30, 2014, a decrease of $1,017,983 or 64.08% from $1,588,609 (or 4.22% of total revenue) for the three months ended September 30, 2013. When comparing to the three months ended September 30, 2013, the ASP of our digital photo paper in 2014 slightly increased from $3,903/tonne to $3,908/tonne, representing a 0.13% year-over-year increase. Digital photo operation is expected to resume in the second half of 2015.

Changes in sales revenue and quantities sold of our digital photo paper for the three months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
Sales	September 30, 2014		September 30, 2013		Change in		Change
Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount
Digital Photo Paper	146	$570,626	407	$1,588,609	(261)	$(1,017,983)	-64.13%	-64.08%

 We currently produce glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2). Digital photo paper products’ monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from October 2012 to September 30, 2014 are summarized as follows:

Cost of Sales

Total cost of sales for corrugating medium paper and offset printing paper for the three months ended September 30, 2014 was $33,781,996, an increase of $5,713,926 (or 20.36%) from $28,068,070 for the comparable period in 2013. With the 3.62% quantity increase in our sales of Regular CMP, cost of sales for Regular CMP amounted to $21,434,117 for the three months ended September 30, 2014, as compared to $19,053,278 for the same period in the year of 2013, representing a year-over-year increase of 12.50%. Cost of sales for offset printing paper for the three months ended September 30, 2014 was $8,921,191, a decrease of $93,601 (or 1.04%) from $9,014,792 in the same period in year 2013, in line with the 8.51% decline in the quarterly quantity sold of offset printing paper in the third quarter of 2014 as opposed to 2013. Average cost of sales per tonne of Regular CMP went up from $287 in the third quarter of 2013 to $311 in the third quarter of 2014 (an increase of 8.36%), while average cost of sales per tonne of offset printing paper went up from $522 in the third quarter of 2013 to $565 (an increase of 8.24%) during the three months ended September 30, 2014. Cost of sales for our Light-Weight CMP for the three months ended September 30, 2014 was $3,426,688. Light-Weight CMP generally uses the same type of raw materials as our Regular CMP. However, as our PM1 production line is a re-build of an older paper machine, the cost of which was substantially written down prior to the renovation in 2013, equipment deprecation allocated to the PM1 production line for the Light-Weight CMP was lower than that for the Regular CMP. As a result, average cost of sales per tonne of Light-Weight CMP for the third quarter of 2014 was $257, or 17.36% lower than that of the Regular CMP.

Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2014 and 2013 are summarized below:

	Three Months ended			Three Months ended
	September 30, 2014			September 30, 2013			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tone
Regular CMP	$21,434,117		$311	$19,053,278		$287	$2,380,839		$24	12.5%	8.36%
Light-Weight CMP	$3,426,688		$257	$-		$-	$3,426,688	$	N/A	N/A	N/A
Total Corrugating Medium Paper	$24,860,805		$302	$19,053,278		$287	$5,807,527		$15	30.48%	5.23%
Offset Printing Paper	$8,921,191		$565	$9,014,792		$522	$(93,601)		$43	-1.04%	8.24%
Total Corrugating Medium and Offset Printing Paper	$33,781,996	$	N/A	$28,068,070	$	N/A	$5,713,926	$	N/A	20.36%	N/A

The quantity and price of imported recycled paper board (or Old Corrugated Cardboard, “OCC”) to China began to fall in April 2013, as the Chinese government’s Green Fence policy started to affect most recycled paper shipments and an increasing number of containers were rejected and turned away. The “Operation Green Fence” is a policy that was implemented by Chinese Customs for ten months from February 2013 to the end of 2013. The goal of Operation Green Fence was to limit the importation of solid waste-contaminated shipments into China through stricter inspection and a higher rejection rate of substandard recycled materials. Despite that some industry commentators believing that the drop in price was temporary, the OCC import cost has been relatively low in 2013. According to a report by www.chinapaper.net, the quantity and value of recycled paper imported through the northern Chinese port of Tianjin for the first five months of 2014 declined 33.7% and 34.7%, respectively, as compared to the same period a year ago. Whether the decline is attributable to Operation Green Fence, the slower Chinese economy or increased recycling rates for all types of domestically recycled paper, we believe that the OCC price in China will remain stable throughout the rest of 2014. On the other hand, recycled white scrap price has been trending up since the beginning of 2014. We believe that as demand for wood pulp rises in China (possibly due to an increased demand for tissue paper), demand for white recycled paper, which can be used as a substitute for wood pulp (to a certain extent), may also increase in the future.

Our production uses entirely domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) and does not rely on imported recycled paper, which tends to have more volatile pricing than the domestic recycled paper. However, our experience suggests that the pricing of domestic recycled paper still bears some correlation to the price of imported recycled paper. Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the third quarter of 2014 were RMB 1,026/tonne and RMB 2,222/tonne (or approximately $167/tonne and $361/tonne), respectively, compared to RMB 969/tonne and RMB 2,094/tonne (or approximately $156/tonne and $337/tonne) for the same period of 2013. These changes (in US dollars) represent year-over-year increases of 7.05% and 7.12% for the OCC and recycled white scrap paper, respectively, and appear to be caused by the temporarily lower raw material prices during the Operation Green Fence period in 2013.

The pricing trends of our major raw materials for the 24-month period from October 2012 to September 2014 are shown below:

Major Raw Material Monthly Average Cost
October 2012 Through September 2014
USD per Metric Ton
500
400
300
200
100
-
Nov-12
Jan-13
Mar-13
May-13
Jul-13
Sep-13
Nov-13
Jan-14
Mar-14
May-14
Jul-14
Sep-14
Month
Recycled paper board (raw material for currugating medium paper)
Recycled white scrap paper (raw material for offset printing paper)
Recycled printed paper (raw material for printing paper)

Gross Profit

Corrugating Medium Paper and Offset Printing Paper

Gross profit for corrugating medium paper and offset printing paper for the three months ended September 30, 2014 was $6,401,583, a net decrease of $1,627,852 (or 20.27%) from $8,029,435 for the same period in 2013. Despite the 11.32% increase in total revenue of corrugating medium paper and offset printing paper, the decrease in gross profit of corrugating medium paper and offset printing paper for the third quarter of 2014 was the direct result of the 20.36% increase in cost of goods sold between the third quarters of 2014 and 2013 as discussed above.

The overall gross profit margin for corrugating medium paper and offset printing paper decreased by 28.37%, or 6.31 percentage points, from 22.24% in the third quarter of 2013 to 15.93% for the third quarter of 2014. Due to a declining ASP and a higher unit cost of the major raw material OCC as compared with the average for the three months ended September 30, 2013, gross profit margin for the Regular CMP for the three months ended September 30, 2014 was 12.22%, compared to 21.85% for the same period a year ago. With a much smaller depreciation charge, gross profit margin for our new Light-Weight CMP for the three months ended September 30, 2014 was 30.32%. Gross profit margin for the offset printing paper was 17.75% for the three months ended September 30, 2014, compared to 23.06% for the comparable period a year ago. Monthly gross profit margins on the sales of our corrugating medium paper and offset printing paper for the 24-month period ended September 30, 2014 are as follows:

Digital Photo Paper

As a result of the substantial decrease in the sales of digital photo paper caused by the mandatory relocation of our digital photo paper production facilities, gross profit from the sales of digital photo paper for the three months ended September 30, 2014 decreased to $9,265, or 1.62%, as a percentage of total digital photo paper sales, compared with $406,379, or 25.58% as a percentage to total digital photo paper sales in the same period last year. The dollar amount decrease of $397,114 in the third quarter of 2014 represents a 97.72% decrease over the base amount of $406,379. Our digital photo paper ASP was $3,908/tonne in the third quarter of 2014, almost unchanged as compared to $3,903/tonne in the same period in the previous year of 2013. As explained above, we have started the relocation of our PM4 and PM5 production lines from their previous location at our Headquarters Compound to the new workshops in our Xushui Mill Annex as of September 30, 2014. No digital photo paper will be produced in the fourth quarter of 2014 and the first half of 2015, until the installation of the PM4 and PM5 production lines at the new location is completed, which is expected to be in the second half of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $995,613, an increase of $38,584 or 4.03% from $957,029 for the third quarter of 2013. The increase was mainly attributable to the offsets of the following increases and decreases in the third quarter of 2014 compared to the same period in 2013: (a) an increase of $107,835 in salaries and wages of the new management and staff members recently hired in the third quarter of 2014 to prepare for the launch of our tissue paper operations at the Wei County Industrial Park, (b) a decrease of $67,365 in legal fees in the third quarter of 2014 as compared to the same period in 2013, (c) a decrease in building depreciation of $32,190 for the buildings that were sold in the third quarter of 2013, and (d) a decrease of $30,398 consulting fee that we paid in the third quarter of 2013 but were not incurred in 2014.

Income from Operations

Operating income for the three months ended September 30, 2014 was $4,929,301, a decrease of $2,634,221 (or 34.83%) from $7,563,552 for the same period in year 2013. In addition to the $2,024,966 decrease in overall gross profit and a slight increase in selling, general and administrative expenses, we recognized a $689,422 loss from disposal of certain digital photo paper equipment and other equipment used in the warehouses that are dismantled as of September 30, 2014 as a result of the relocation of PM4 and PM5 production lines. On the other hand, a gain of $203,488 was recognized from the sale of the three employee dormitory buildings previously classified as assets held for sale to a related party controlled by our Chairman and Chief Executive Officer, Mr. Zhenyong Liu.

Other Income and Expenses

Interest expense in the three months ended September 30, 2014 increased by $99,806, from $244,385 in the third quarter of 2013 to $344,191. The Company had total short-term and long-term interest-bearing loans, related party loan and leasing obligations in the amount of $32,698,230 as of September 30, 2014, as compared to a total of $39,350,427 of such loans as of September 30, 2013. Of all interest incurred on the interest-bearing loans, $207,830 (which was related to the sale-leaseback obligation with CNFTFL) and $113,941 was capitalized as soft-cost of construction-in-progress during the third quarter of 2014 and 2013, respectively.

Net Income

Net income was $3,372,944 for the three months ended September 30, 2014, a decrease of $2,161,900 (or 39.06%) from $5,534,844 for the comparable period in the year of 2013. The decrease was primarily attributable to the changes in the income from operations as explained above.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenue for the nine months ended September 30, 2014 was $104,344,334, an increase of $13,873,052 (or 15.33%) from $90,471,282 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue of offset printing paper and corrugating medium paper for the nine months ended September 30, 2014 was $101,402,582, an increase of $14,420,415 or 16.58% from $86,982,167 for the comparable period in 2013. This substantial increase in revenue in 2014 was attributable to the following factors:

1.	In 2013, the Company underwent a comprehensive environmental protection inspection conducted by the local Xushui County government, which was part of a county-wide initiative, from February 26 to March 31, 2013. While no major environmental protection deficiency was identified, the production at the Company’s Xushui Paper Mill was interrupted for a 20-day period from February 26 to March 17, 2013 due to the inspection. The production interruption affected both the corrugating medium PM6 production line and our two offset printing paper production lines (PM2 and PM3). Following the inspection, we made improvements to the open sewage line that we use for water discharge. We completed all of the improvements by March 17, 2013 and resumed normal production on March 17, 2013. In 2014, we did not experience any significant interruption because of routine government inspection in the first three quarters of 2014.

2.

In addition to the production ramp up at the PM6 production line, we have also launched the commercial production at the newly renovated PM1 production line in May 2014. The old PM1 production line, which produced Regular CMP prior to its voluntary shut down in December 2012, did not generate any revenue throughout the entire year of 2013 but contributed $6,442,886 of sales revenue of Light-Weight CMP in this nine-month period in 2014.

Revenue from corrugating medium paper (including Regular and Light-Weight CMP) amounted to $72,200,154 (or 69.19% of total revenue) for the nine months ended September 30, 2014, representing a $14,632,660 (or 25.42%) increase from the corrugating medium paper revenue of $57,567,494 for the comparable period in 2013. We sold 199,540 tonnes of corrugating medium paper in the nine months ended September 30, 2014, including 17,556 tonnes of Light-Weight CMP made by the new PM1 production line, compared to 154,574 tonnes (all of which were for Regular CMP made by the PM6 production line) sold in the same period in 2013, an increase of 44,966 tonnes or 29.09%. ASP for the Regular CMP in the nine months ended September 30, 2014 slightly decreased to $361/tonnes from $372/tonne (a decrease of $11, or 2.96%) for the same period in 2013. ASP for the PM1 production line’s Light-Weight CMP was $367/tonne, slightly higher than that of the Regular CMP, during the nine months ended September 30, 2014.

Revenue from offset printing paper amounted to $29,202,428 (or 27.99% of total revenue) for the nine months ended September 30, 2014, which represents a $212,245 (or 0.72%) decrease from the offset printing paper revenue of $29,414,673 for the comparable period in 2013. ASP for offset printing paper did not see much change from the first nine months of 2014 to the same period of 2013, slightly rising to $684/tonne for the nine months ended September 30, 2014 from $682/tonne (a 0.29% increase) for the nine months ended September 30, 2013. We sold 42,664 tonnes of offset printing paper in the first nine months of 2014 compared to 43,140 tonnes for the same period in 2013, a decrease of 476 tonnes (or 1.10%). We estimate that the regional market of offset printing paper will remain stable and the ASP will not experience any significant change in the rest of 2014.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2014		September 30, 2013		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount

Regular CMP	181,984	$65,757,268	154,574	$57,567,494	27,410	$8,189,774	17.73%	14.23%
Light-Weight CMP	17,556	$6,442,886	-	$-	17,556	$6,442,886	N/A	N/A
Total Corrugating Medium Paper	199,540	$72,200,154	154,574	$57,567,494	44,966	$14,632,660	29.09%	25.42%
Offset Printing Paper	42,664	$29,202,428	43,140	$29,414,673	(476)	$(212,245)	-1.10%	-0.72%
Total Corrugating Medium and Offset Printing Paper Sales Revenue	242,204	$101,402,582	197,714	$86,982,167	44,490	$14,420,415	22.50%	16.58%

Average ASPs for offset printing paper and corrugating medium paper in the nine-month period ended September 30, 2014 and 2013 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-weight CMP ASP
Nine months ended September 30, 2013	$682	$372	$	N/A
Nine months ended September 30, 2014	$684	$361		$367
Increase/(decrease) from comparable period in the previous year	$2	$(11)	$	N/A
Increase/(decrease) as a percentage	0.29%	-2.96%		N/A

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $2,941,752 (or 2.82% of total revenue) for the nine months ended September 30, 2014 compared to $3,489,115 (or 3.86% of total revenue) for the nine months ended September 30, 2013. As explained above, as of September 30, 2014 we have dismantled our digital photo paper coating production lines (PM4 and PM5) in preparation for the relocation from our Headquarters Compound to the Xushui Mill Annex. We sold 750.23 tonnes of digital photo paper in the nine months ended September 30, 2014, as compared to 902.24 tonnes in the same period a year ago.

	Nine months Ended		Nine months Ended				Percentage
Sales	September 30, 2014		September 30, 2013		Change in		Change
Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount

Digital Photo Paper	750.23	$2,941,752	902.24	$3,489,115	(152.01)	$(547,363)	-16.85%	-15.69%

The digital photo paper ASP went up from $3,867/tonne in the first nine months of 2013 to $3,921/tonne in the same period in 2014, an increase of 1.40%.

Cost of Sales

Total cost of sales of corrugating medium paper and offset printing paper for the nine months ended September 30, 2014 was $84,764,852, an increase of $13,319,473 (or 18.64%) from $71,445,379 for the comparable period in 2013. As explained above, we had a 16.58% revenue growth in total offset printing and corrugating medium paper in the first nine months of 2014 compared to the same period a year ago. Average monthly unit cost per tonne of OCC, the major raw material for our corrugating medium paper products, for the first nine months of 2014 and 2013 were $172 and $169, respectively. Average monthly unit cost per tonne of recycled white scrap paper, the major raw material for our offset printing paper, for the first nine months of 2014 and 2013 were $362 and $350, respectively. The changes in our cost of sales per unit are summarized below:

	Nine Months ended			Nine Months ended
	September 30, 2014			September 30, 2013			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tone
Regular CMP	$56,578,876		$311	$47,049,981		$304	$9,528,895		$7	20.25%	2.30%
Light-Weight CMP	$4,604,588		$262	$-		$-	$4,604,588	$	N/A	N/A	N/A
Total Corrugating Medium Paper	$61,183,464		$307	$47,049,981		$304	$14,133,483		$3	30.04%	0.99%
Offset Printing Paper	$23,581,388		$553	$24,395,398		$565	$(814,010)		$(12)	-3.34%	-2.12%
Total Corrugating Medium and Offset Printing Paper	$84,764,852	$	N/A	$71,445,379	$	N/A	$13,319,473	$	N/A	18.64%	N/A

For the nine months ended September 30, 2014, cost of sales for digital photo paper was $2,376,791, as compared to $2,861,457 for the same period in year 2013. The decrease in the cost of sales of digital photo paper in the amount of $484,666 represents a 16.9% decrease from the comparable period in 2013. The decrease rate in digital photo paper cost of sales is generally consistent with the 15.69% decrease in revenue, which appears to be caused by a lowered production in the last five months in the nine months ended September 30, 2014, when the digital photo paper operation was winding down for the relocation to the new Xushui Mill Annex. The average unit inventory cost of the major raw material, digital photo base paper, also dropped from $1,113.73/tonne as of September 30, 2013 to $1,108.12/tonne as of September 30, 2014.

Gross Profit

Gross profit for the nine months ended September 30, 2014 was $17,202,691 (or 16.49%) of total revenue, representing an increase of $1,038,245 (or 6.42%) from the gross profit of $16,164,446 (or 17.87%) of total revenue for the same period in year 2013.

Gross profit for offset printing paper and corrugating medium paper for the nine months ended September 30, 2014 was $16,637,730, an increase of $1,100,942 (or 7.09%) from $15,536,788 for the comparable period in 2013. As explained above, because of the launch of the newly renovated PM1 production line, the total sales revenue of offset printing paper and corrugating medium paper for the nine months ended September 30, 2014 grew 16.58% over the same period in 2013, while the cost of sales increased 18.64% during the same period.

The overall gross profit margin for total offset printing paper and corrugating medium paper for the nine months ended September 30, 2014 decreased by 1.45%, from 17.86% for the first nine months in 2013 to 16.41% in the comparable period in year 2014. Gross profit margin for the Regular CMP for the nine months ended September 30, 2014 was 13.96% (or 23.59% lower) compared to the gross profit margin of 18.27% for the comparable period in 2013. Such decrease was led by a 2.96% decline in the Regular CMP ASP and a 2.30% increase in the unit cost of the major raw material over the period, among other things.

The gross profit margin for our Light-Weight CMP for the first nine-month period of 2014 was 28.53%.

Our offset printing paper has seen a moderate 0.72% decrease in revenue for the first nine months of 2014 as opposed to the same period in 2013, coupled with a 3.34% year-over-year drop in offset printing paper cost of sales during the same period. Gross profit margin for offset printing paper sold was 19.25% for the nine months ended September 30, 2014, increased by 2.18% as compared to 17.06% for the same period in 2013, when the utilization of the production lines was exceptionally low during the first quarter of that year due to government environmental inspections.

Gross profit from the sales of digital photo paper for the nine months ended September 30, 2014 amounted to $564,961 (or 19.20%) of sales revenue, compared with $627,658, or 17.99% as a percentage of total digital photo paper sales during the comparable period in 2013. The decrease in gross profit margin was due to a decrease in cost of sale caused by lower purchase price of the base paper.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $2,893,828, a net increase of $163,077 (or 5.97%) from $2,730,751 for the comparable period in 2013. The net increase was primarily attributable to, among other things, the following changes between the first nine months of years 2014 and 2013: (a) an increase of $168,088 in salaries and wages for the new management and staff members to prepare for the tissue paper operations at the Wei County Industrial Park, (b) an increase of $95,133 in facility lease payable to Hebei Fangsheng to whom we sold the Headquarters Compound buildings with a leaseback of annual rent of approximately $162,620 since August 2013, (c) a decrease in legal fees paid in the first nine months of 2014 than the amount incurred in the same period of 2013 of $56,921, and (d) a decrease of $120,122 in depreciation of, for the most part, the buildings and land use rights of the Headquarters Compound that we sold to Hebei Fangsheng in August 2013.

Income from Operations

Operating income for the nine months ended September 30, 2014 was $13,822,929, an increase of $304,497 (or 2.25%) from $13,518,432 for the comparable period in 2013. The increase, in addition to being a result of changes in gross profit and selling, general and administrative expenses, resulted from a $689,422 loss from disposal of digital photo paper production and warehouse equipment as a result of the relocation of our digital photo paper production lines starting in September 2014, and a $203,488 gain recognized from the sale of the three employee dormitory buildings previously classified as assets held for sale to a related party controlled by our Chairman and Chief Executive Officer Mr. Zhenyong Liu.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2014 increased by $164,925 from $723,103 in the first nine months of 2013 to $888,028 in the first nine months of 2014. The Company had total short-term and long-term interest-bearing loans, related party loan and leasing obligations in the amount of $32,698,230 as of September 30, 2014, as compared to a total of $39,350,427 of such loans as of September 30, 2013. Of all interest incurred on the interest-bearing loans, $717,058 (which was related to the sale-leaseback obligation with CNFTFL) and $152,036 was capitalized as soft-cost of construction-in-progress during the nine-month period ended September 30, 2014 and 2013, respectively.

Net Income

Net income was $9,478,346 for the nine months ended September 30, 2014, a slight decrease of $15,689 (or 0.17%) from $9,494,035 for the comparable period in 2013.

Accounts Receivable

Net accounts receivable increased by $834,666 (or 25.08%) to $4,162,160 as of September 30, 2014, compared with $3,327,494 as of December 31, 2013 due to the increased sales volume in the third quarter of 2014. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 83.57% of total value of ending inventory as of September 30, 2014) and finished goods. As of September 30, 2014, the recorded value of inventory decreased by 38.92% to $6,980,107 from $11,428,405 as of December 31, 2013. The largest change came from the inventory item of recycled paper board, which is the main raw material for the production of corrugating medium paper and was stated at $4,690,806 as of September 30, 2014, $3,314,182 lower than the balance of recycled paper board as of December 31, 2013. This is directly related to the slowdown in production during the week-long Chinese national holiday between October 1 and October 7, 2014. In the past, our factory did not stop operation for the October Chinese national holiday, but this year, we allowed our factory workers to take the week off during the national holiday. The September 30, 2014 balances for the other major raw materials were also lower than those as of December 31, 2013 because of the suspension of production for the October national holiday.

A summary of changes in major inventory items is as follows:

	September 30, 2014	December 31, 2013	$ Change	% Change
Raw Materials
Recycled paper board	$4,690,806	$8,004,988	$(3,314,182)	-41.40%
Pulp	14,163	14,257	(94)	-0.66%
Recycled white scrap paper	810,051	1,791,873	(981,822)	-54.79%
Coal	207,674	573,799	(366,125)	-63.81%
Digital photo base paper and other raw materials	110,812	212,984	(102,172)	-47.97%
Total Raw Materials	5,833,506	10,597,901	(4,764,395)	-44.96%

Finished Goods	1,146,601	830,504	316,097	38.06%
Totals	6,980,107	11,428,405	(4,448,298)	-38.92%

Assets Held For Sale

As of December 31, 2013, assets held for sale in the amount of $4,130,590 represented the three employee dormitory buildings to be sold to a related party company controlled by our Chairman and Chief Executive Officer Mr. Zhenyong Liu. The sale was consummated on August 15, 2014 with a gain on disposal of approximately $203,488 recognized for the three and nine months ended September 30, 2014.

Accounts Payable and Notes Payable

Accounts payable was $612,995 as of September 30, 2014, a decrease of $313,576 (or 33.84%) from $926,571 as of December 31, 2013. We have been taking advantage of the bank and commercial acceptance notes issued under our credit facilities with the Bank of Hebei, the Commercial Bank of the City of Zhangjiakou (the “CBCZ Bank”) and Shanghai Pudong Development Bank (“SPD Bank”) to make most of our raw material vendor payments. Our notes payable to the Bank of Hebei, CBCZ and SPD Bank for vendor payments were at $21,129,622 and $4,908,216 as of September 30, 2014 and December 31, 2013, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had a net working capital deficit of $12,424,514, an increase of $10,005,119 from the net working capital deficit of $2,419,395 at December 31, 2013, primarily due to a substantial increase in short-term bank loans and notes payable to finance construction-in-progress of our capex projects. Total current assets as of September 30, 2014 amounted to $30,281,704. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $11,377,489 was included in our current assets as of September 30, 2014 and was deposited at the Bank of Hebei, the CBCZ Bank and SPD Bank for purpose of securing the bank and commercial acceptance notes from these banks. The restriction will be lifted upon the maturity of the notes payable from October 14, 2014 through March 28, 2015.

We have been reporting higher balances in current liabilities on our balance sheet since we entered into a three-year sale-leaseback financing that we secured on June 16, 2013 (see details below), which features a three-year fully amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction cost of the Wei County tissue paper expansion project (see below). Current liabilities as of September 30, 2014 totaled $42,706,218, an increase of $14,333,495 over the December 31, 2013 balance and included a current portion of the capital lease payable for such principal payments in the amount of $8,186,242. We have also been using bank and commercial acceptance notes, which are typical 6-to-9 month notes payable, to guarantee the payments to our suppliers. The notes payable was stated at $21,129,622 as of September 30, 2014, representing a $16,221,406 (or 330.49%) increase from the balance as of December 31, 2013. Most of our current short-term bank loans are either revolving or term loans. We expect to renew the loans with the banks with similar terms at or before maturity. All of our short-term loans (with the exception of the notes payables, which carry no interest but require a certain portion of the credit facilities to be deposited at the banks) feature interest-only monthly payments with a balloon payment for the entire principal at the maturity of the loan. For the long term loans from credit union, in addition to the quarterly interest payments, they require semi-annual principal repayment with one large balloon payment at maturity. The CNFTFL lease financing requires quarterly payment of interest and every six months payments of principal , ranging from approximately $4.4 million to approximately $63,000 during the entire three-year term.

Efforts to Mitigate the Net Working Capital Deficit

Amounts dues to related parties were approximately $858,158 as of September 30, 2014, including rent payable due to a related party of $186,025 (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below) and accrued interest payable included in other payables and accrued liabilities of $672,133 to our Chairman and Chief Executive Officer Mr. Zhenyong Liu (see “Moratorium on interest for the Related Party Loan Collection” below). Excluding the related party payables, the net working capital deficit as of September 30, 2014 was $11,566,356.

Moratorium of interest for the Related Party Loan Collection

On March 25, 2014, our Chairman and Chief Executive Officer, Mr. Zhenyong Liu, agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $672,133, which was recorded in other payables and accrued liabilities as part of the currently liabilities in the condensed financial statement as of September 30, 2014.

Registered Direct Offering

On August 27, 2014, we entered into a definitive agreement with an institutional investor for a registered direct placement of $2,500,000 of shares of common stock at a price of $1.60 per share. In addition, we issued to the investor warrants to purchase up to 781,250 shares of common stock. The warrants have an exercise price of $1.70 per share and are exercisable for five years following issuance. We received net proceeds of $2,311,002 on September 3, 2014, when the placement closed. The majority of the proceeds have been transferred to our wholly-foreign owned subsidiary Baoding Shengde Paper Co., Ltd. pursuant to a shareholder working capital loan. Baoding Shengde is in the process of incorporating a new paper wholesale company in the City of Beijing. The new company’s registered capital will be RMB 10 million, or approximately USD 1.6 million, and will be engaged in the business of distribution of the tissue paper that will be manufactured by our PM8 production line (under construction) and various paper products made by third parties.

Our loan-to-equity ratio was 34.81% as of September 30, 2014. Our debt-asset ratio was 25.82% as of September 30, 2014. According to a search conducted by www.chinadiaoyan.com, the industry average of debt-asset ratio was 53.06% as of September 30, 2013 for the 20 large paper mills that are publicly listed in China. Of the 20 paper mill companies publicly listed in China, the top six (ranked by total revenue) all had debt-asset ratio exceeding 60%. As long as we are able to manage our short-term liquidity through various efforts described above, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably expand our financial debt leverage to provide capital for future growth.

From time to time, we investigate financing opportunities with banks and other financial institutions and investors both inside and outside of China, and we may seek long-term financings to pay off liabilities with shorter terms. We cannot guarantee that our efforts will be successful. As of the date of this report, we have not entered into any material binding agreement for additional long-term financing. There can be no assurance that we will be able to secure such financing either from banks or through debt or equity investments from investors. If we are unable to obtain sufficient outside financing, whether short-term or long-term, or generate sufficient operating cash flow internally, the progress of our construction or renovation projects may be slowed down or otherwise negatively affected. We may also have to curtail the scope of our capital expenditure projects or to shelve some components of such projects (for example, delay the installation of PM9 until additional capital resources are available).

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”) on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leased back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment is included as part of the property, plant and equipment of the Company as of September 30, 2014; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. As of September 30, 2014, the balance of the long-term obligations under capital lease was $8,135,569, which is net of its current portion in the amount of $8,186,242.

Total interest expenses for the sale-leaseback arrangement for the three months ended September 30, 2014 and 2013 were $207,830 and $114,041, respectively. Total interest expenses for the sale-leaseback arrangement for nine months ended September 30, 2014 and 2013 were $717,058 and $174,495, respectively.

As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company over the lease term and would be used to offset the depreciation of the Leased Equipment, which was recorded at the new cost of $25,823,414 as of September 30, 2014.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,337,989 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on September 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and agrees to pledge essentially all of its production equipment as additional collateral. Net book value of Orient Paper Shengde’s asset guarantee was $33,820,493 as of September 30, 2014.

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we will be required to eventually cease all operations currently conducted on our Headquarters Compound site. In order to comply with this government mandate, we intend to relocate our offices and facilities to a new site. To that end, we have entered into negotiations concerning the potential sale of this property and all of the buildings and facilities located thereon (the “Potential Sale”) with Hebei Fangsheng Real Estate Development Co., Ltd. (“Hebei Fangsheng”), a real estate development company formed and owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family. We have previously announced that we intended to pursue negotiations with respect to the Potential Sale on an arm’s length basis with Hebei Fangsheng, and would only consummate such Potential Sale on terms that would be not less advantageous to us than as if Hebei Fangsheng were an independent, unaffiliated party. We would only enter into legally binding agreements with Hebei Fangsheng in connection with the Potential Sale upon appraisals by independent appraisal firms, and a finding by our Audit Committee that these conditions have been met.

On August 7, 2013 the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $162,620. As a condition for the sale of the Dormitories, Hebei Fangsheng agreed that it would act as an agent for the Company, which is not qualified to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further represents that it will not seek to profit from the resale of the Dormitories units and will allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was determined based on a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agree to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.31 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.64 million.

Sales of the LUR and the Industrial Buildings were completed in 2013, with a gain on disposal of approximately $84,972. We sold the dormitories on August 15, 2014, with a gain on disposal of approximately $203,488 that was recognized for the three and nine months ended September 30, 2014.

Capital Expenditure Commitment as of September 30, 2014

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the quarter ended September 30, 2014 were primarily financed by cash flows generated from business operations. As of September 30, 2014, we had approximately $37.7 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to eventually build two tissue paper production lines (PM8 and PM9), and install other paper production machinery in the future.

Capital Expenditures

In addition to the capital commitments of $37.7 million, our capital expenditures for the next 18 months are expected to be approximately $30.0 million, which includes budgeted costs for the projects below:

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project may be up to approximately $130 million, including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $79 million and the estimated costs for the two paper machines and related packaging equipment of up to $51 million. We had previously estimated that the installation and test operations of PM8 could be completed in the second half of year 2014. However, we are now postponing the estimated completion date of PM8 to be in the second half of 2015, as we have experienced construction and budget funding delays in the last few months. We do not believe the possible delay of completion of PM8 will cause any major financial impact on our 2014 annual earnings, as we had previously budgeted no significant revenue or net earnings contribution from the PM8 tissue paper for the year of 2014.

We have plans for several capital expenditure projects for the fourth quarter of 2014 and for 2015. These projects include: (1) four workshops, four warehouses, an office building, employee cafeteria, and two employee dormitory buildings, as well as infrastructure and landscaping projects in the Wei County Industrial Park for an estimated cost of $19.0 million (which is in addition to the contractual commitments that we have already entered into as of September 30, 2014), (2) a second 15,000 tonnes/year tissue paper production line (to be designated as PM9) for an estimated cost of $7.8 million. Together with the contractual commitments of $37.7 million that we have already entered into as of September 30, 2014, we estimate that total capital expenditure for the next 18 months to be approximately $64.5 million, which is expected to be funded by additional debt financing, cash on hand and cash flows generated from our own operations.

Relocation of Digital Photo Paper PM4 and PM5 Production Lines

We also decided to relocate our digital photo paper production lines (PM4 and PM5), as well as related chemical and packaging equipment, from the workshops currently located in our Headquarters Compound to a new location that is right across the street from our Xushui Paper Mill (the “Xushui Mill Annex”). We purchased the land use rights of the 58,566 square meters Xushui Mill Annex for approximately $7.7 million in April 2012 and would like to build three industrial buildings for the digital photo paper operations and dormitory for factory workers and new offices to consolidate our Xushui County operations. As of September 30, 2014, the PM4 and PM5 production lines have already been disassembled and are being transferred to the Xushui Mill Annex for installation.

Total cost of the PM4 and PM5 production line relocation is estimated to be approximately $1.6 million. Building construction costs at the Xushui Mill Annex is estimated to be an additional $7.5 million for the next two years. As of September 30, 2014, we have already entered into contracts related to the PM4 and PM5 production line relocation project for approximately $5.9 million.

How We Satisfy Capital Expenditure Commitments

We expect to finance our capital expenditure commitments mainly by cash flows internally generated from our business operations and possibly more debt financings to support the future capital expenditure and capacity expansions. We expect to satisfy all of our capital expenditure commitments that were outstanding as of September 30, 2014 in the next 12-24 months. We generated approximately $30 million of cash from our operating activities during 2013 and have had more than $35 million of cash generated from operating activities (including net cash from various notes payable) during the first nine months of year 2014.

Cash and Cash Equivalents

Our cash and cash equivalents as of September 30, 2014 was $6,930,444, an increase of $3,799,281 from $3,131,163 as of December 31, 2013. The increase of cash and cash equivalents during the nine months ended September 30, 2014 was attributable to a number of other factors including the following:

i. Net cash provided by operating activities

Net cash provided by operating activities was $35,785,165 for the nine months ended September 30, 2014. The balance represented an increase of $17,606,260 or 96.85% from $18,178,905 for the same period in 2013. The net income of the nine months ended September 30, 2014 was $9,478,346, representing a decrease of $15,689 or 0.17% from $9,494,035 for the first nine months of 2013. Nevertheless, changes in various asset and liability account balances throughout the first nine months of 2014 also contributed to the net change in cash generated from operating activities. Chief among such changes is the additional notes payable (in the forms of bank acceptance note or commercial acceptance note, unique ways for commercial banks in China to guarantee the accounts payable payment for an extended term, usually 6 to 12 months) in the amount of $16,262,014 that we issued with the guarantee from Bank of Hebei, the Commercial Bank of the City of Zhangjiakou and Shanghai Pudong Development Bank during the nine months ended September 30, 2014. There was also a decrease of $4,375,716 in the ending inventory balance as of September 30, 2014 (and as an increase to net cash for cash flow purposes) and an increase in other payables and accrued liabilities for $618,254 (also as an increase to net cash). In addition, the Company had non-cash expenses in depreciation and amortization in the amount of $5,877,824 in the first nine months of 2014.

    ii. Net cash used in investing activities

We incurred $22,845,662 in net cash expenditures in investing activities during the nine months ended September 30, 2014, compared to $44,495,431 for the same period in the previous year of 2013. Essentially, all expenditures in the nine months ended September 30, 2014 were the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including a new office, two employee dormitories, a cafeteria, a pulping station, three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash used in financing activities

Net cash used in financing activities was $9,101,920 for the nine months ended September 30, 2014, as compared to net cash provided by financing activities in the amount of $26,587,366 for the same period in 2013. During the nine months ended September 30, 2014, we deposited an additional $8,944,108 with Bank of Hebei, the Commercial Bank of the City of Zhangjiakou and Shanghai Pudong Development Bank as condition for the issuance of notes payable in an additional amount of $16,262,014. The deposit is recorded as part of our restricted cash and is presented as a cash outflow for financing activities. We have also made principal repayment in the amount of $4,095,015 toward the balance of our sale-leaseback obligation with CNFTFL. We have also received proceeds from short-term working capital loans in the amount of $6,504,805, as well as making repayments for such short-term working capital loans in the amount of $4,878,604 during the nine months ended September 30, 2014. Finally, on September 3, 2014, we received the net proceeds of $2,311,002 from a group of investors from a $2.5 million registered direct offering of our common stock for working capital purposes.

Short-term bank loans

		September 30, 2014	December 31, 2013
Industrial & Commercial Bank of China (“ICBC” ) Loan 1	(a)	$-	$4,090,180
ICBC Loan 2	(b)	-	818,036
ICBC Loan 3	(c)	1,625,356	1,636,072
ICBC Loan 4	(d)	2,438,033	-
The Commercial Bank of the City of Zhangjiakou	(e)	3,250,711	-
ICBC Loan 5	(f)	812,678	-
Total short-term bank loans		$8,126,778	$6,544,288

(a)	On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $4,090,180 as of December 31, 2013 for which $813,921 was paid on June 5, 2014 and $3,250,553 was paid on August 15, 2014, respectively. The loan bore an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding. The Company paid off the principal balance and interest by August 15, 2014.

Concurrent with the signing of the working capital loan agreement, the Company also entered into an agreement with the ICBC, which provides account management services to the Company during the terms of the underlying loan. The working capital loan was guaranteed by Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”) with the land use right on our Headquarters Compound pledged by Hebei Fangsheng as collateral for the benefit of the bank. The land use right on our Headquarters Compound was acquired by Hebei Fangsheng from the Company on August 9, 2013 (see Note (10) to the accompanying financial statements for additional information). Hebei Fangsheng is controlled by the Company’s Chairman and Chief Executive Officer Mr. Zhenyong Liu.

(b)

On September 6, 2013, the Company obtained a new accounts receivable factoring facility from the ICBC for $818,036 as of December 31, 2013. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility expired on August 4, 2014 and bore an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding. The Company paid off the principal balance and interest under the factoring facility on August 4, 2014.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility was personally guaranteed by the Company’s Chairman and Chief Executive Officer Mr. Zhenyong Liu.

(c)

On December 3, 2013, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,625,356 and $1,636,072 as of September 30, 2014 and December 31, 2013, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on October 21, 2014 and carries an interest rate of 6.6% per annum, or 10% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The unpaid balance of the loan was in the amount of $1,625,356 as of September 30, 2014.

(d)

On June 26, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $2,438,033 as of September 30, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 25, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

(e)	On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by Zhenyong Liu and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and an independent third party provided a guarantee with the land use rights and buildings pledged by Hebei Tengsheng as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank for $3,520,711 as of September 30, 2014. The loan expires on June 9, 2015 and bears a fixed interest rate of 11.88% per annum.

(f)	On August 19, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $812,678 as of September 30, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility expires on June 11, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

As of December 31, 2013, all short-term borrowings are secured bank loans. As of September 30, 2014, there were secured short-term borrowings of $4,876,067 and unsecured bank loans of $3,250,711. The factoring facility was secured by the Company’s accounts receivable in the amount of $4,162,160 and $3,272,528 as of September 30, 2014 and December 31, 2013, respectively.

The average short-term borrowing rates for the nine months ended September 30, 2014 and 2013 were approximately 7.24% per annum and 6.62% per annum, respectively. The average short-term borrowing rate for the three months ended September 30, 2014 and 2013 were approximately 8.20% per annum and 6.65% per annum, respectively.

Long-term loans from credit union

As of September 30, 2014 and December 31, 2013, loans payable to Rural Credit Union of Xushui County, amounted to $5,875,660 and $5,914,401, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,611,531 as of December 31, 2013. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month, which was due on March 30, 2014. The entire balance is presented as current portion of long term loan from credit union in the consolidated balance sheet as of December 31, 2013. Because of the ongoing negotiation for renewing the loan, the Company did not repay the loan upon expiry. On April 16, 2014, the Company repaid the entire amount without any penalty. On the same day, the Company entered into another agreement with the Rural Credit Union of Xushui County for an amount that is $1,600,975 as of September 30, 2014. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance would be repayable by various installments through June 21, 2014 to November 18, 2018. As of September 30, 2014, total outstanding loan balance was $1,600,975 with $48,761 becoming due within one year and presented as current portion of long term loan from credit union in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of five years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $16,956,708 and $21,901,456 as of September 30, 2014 and December 31, 2013, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of September 30, 2014, total outstanding loan balance was $4,274,685 with $65,014 becoming due within one year and presented as current portion of long term loan from credit union in the condensed consolidated balance sheet. As of December 31, 2013, total outstanding loan balance was $4,302,870, with $49,082 becoming due within one year and presented as current portion of long term loan from credit union in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2014 and 2013 were $307,746 and $207,807, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2014 and 2013 were $778,472 and $592,184, respectively.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months and nine months ended September 30, 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2014 and December 31, 2013 to translate the Chinese RMB to the U.S. Dollars are 6.1525:1 and 6.1122:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.1493:1, and 6.2115:1 for the nine months ended September 30, 2014 and 2013, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. It lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This amendment provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Currently, the Company is evaluating the impact of the pending adoption of ASU 2014-14 on the disclosure of the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2014.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Other than the additional risk factor set forth below, information about risk factors for the three months ended September 30, 2014, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K.

Because of a working capital deficit, we may not be able to continue as a going concern.

 There is doubt as to our ability to continue as a going concern. As of September 30, 2014, the Company had current assets of $30,281,704 and current liabilities of $42,706,218 (including amounts due to related parties of $858,158), resulting in a working capital deficit of approximately $12,424,514; while as of December 31, 2013, the Company had current assets of $25,953,328 and current liabilities of $28,372,723 (including amounts due to related parties of $2,266,961), resulting in a working capital deficit of approximately $2,419,395. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. Although management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months, there can be no guarantee that we can secure these financial resources. Therefore, there is a substantial doubt about the ability of the Company to continue as a going concern.

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

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits
1.1	Engagement Letter, dated as of June 3, 2014, by and between the Company and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 3, 2014.)
1.2	Amendment to the Engagement Letter, dated as of July 1, 2014 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on September 3, 2014.)
1.3	Amendment to the Engagement Letter, dated as of August 19, 2014 (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on September 3, 2014.)
1.4	Amendment to the Engagement Letter, dated as of August 25, 2014 (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on September 3, 2014.)
10.1	Securities Purchase Agreement, dated August 25, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2014.)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Date: November 13, 2014	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	/s/ Jing Hao
Name: Jing Hao
Title: Chief Financial Officer
(Principal Financial Officer)

