Form 10-K
period 2014-12-31
Orient Paper Inc.
filed 2015-03-25
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code:(86) 312-8698215

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of June 30, 2014 was approximately $28,406,284 based upon 13,212,225 shares of common stock held by non-affiliates and a closing price of the common stock of $2.15 as quoted by the NYSE MKT LLC on June 30, 2014.

As of March 16, 2015, there were 20,316,400 shares of the registrant’s common stock, par value $0.001, outstanding.

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

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income for the years ended December 31, 2012, 2013 and 2014 and audited consolidated balance sheets as of December 31, 2013 and 2014.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terms such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, our anticipated revenues from the corrugating medium paper business segment and offset printing paper business, our ability to introduce new products, our ability to implement the planned capacity expansion of tissue paper, market acceptance of new products, general economic and business conditions, the ability to attract or retain qualified senior management personnel and research and development staff, and those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements made in this annual report relate only to events as of the date on which the statements are made. We undertake no obligation, beyond any than as required by law, to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made, even though our situation will change in the future.

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

On October 29, 2007, pursuant to an agreement and plan of merger (the “Merger Agreement”), the Company acquired Dongfang Zhiye Holding Limited (“Dongfang Holding”), a corporation formed on November 13, 2006 under the laws of the British Virgin Islands, and issued the shareholders of Dongfang Holding an aggregate of 7,450,497 (as adjusted for a four-for-one reverse stock split effected in November 2009) shares of our common stock, which shares were distributed pro-rata to the shareholders of Dongfang Holding in accordance with their respective ownership interests in Dongfang Holding. At the time of the Merger Agreement, Dongfang Holding owned all of the issued and outstanding stock and ownership of Orient Paper HB and such shares of Orient Paper HB were held in trust with Zhenyong Liu, Xiaodong Liu and Shuangxi Zhao, for Mr. Liu, Mr. Liu and Mr. Zhao (the original shareholders of Orient Paper HB) to exercise control over the disposition of Dongfang Holding’s shares in Orient Paper HB on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of Orient Paper HB’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of Orient Paper HB’s shares. As a result of the merger transaction, Dongfang Holding became a wholly owned subsidiary of the Company, and Dongfang Holding’s wholly owned subsidiary, Orient Paper HB, became an indirectly owned subsidiary of the Company.

Dongfang Holding, as the 100% owner of Orient Paper HB, was unable to complete the registration of Orient Paper HB’s capital under its name within the proper time limits set forth under PRC law. In connection with the consummation of the restructuring transactions described below, Dongfang Holding directed the trustees to return the shares of Orient Paper HB to their original shareholders, and the original Orient Paper HB shareholders entered into certain agreements with Baoding Shengde Paper Co., Ltd. (“Orient Paper Shengde”) to transfer the control of Orient Paper HB over to Orient Paper Shengde.

On June 24, 2009, the Company consummated a number of restructuring transactions pursuant to which it acquired all of the issued and outstanding shares of Shengde Holdings Inc, a Nevada corporation. Shengde Holdings Inc was incorporated in the State of Nevada on February 25, 2009. On June 1, 2009, Shengde Holdings Inc incorporated Orient Paper Shengde, a limited liability company organized under the laws of the PRC. Because Orient Paper Shengde is a wholly-owned subsidiary of Shengde Holdings Inc, it is regarded as a wholly foreign-owned entity under PRC law.

Effective June 24, 2009, Orient Paper Shengde, Orient Paper HB and the original shareholders of Orient Paper HB entered into a number of contractual arrangements, as subsequently amended on February 10, 2010, pursuant to which Orient Paper Shengde acts as the management company for Orient Paper HB, and Orient Paper HB conducts the principal operations of the business. The contractual arrangements, as amended, effectively transferred the preponderance of the economic benefits of Orient Paper HB over to Orient Paper Shengde, and Orient Paper Shengde assumed effective control and management over Orient Paper HB. The contractual arrangements, as amended, include the following:

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

On June 24, 2009, Zhao Tianqing, the sole shareholder of Shengde Holdings Inc., assigned to Orient Paper, for good and valuable consideration, 100 shares representing 100% of the issued and outstanding shares of Shengde Holdings Inc.  As a result of this assignment and the restructuring transactions described above, Shengde Holdings Inc, Orient Paper Shengde, and Orient Paper HB became directly and indirectly controlled by Orient Paper, and Orient Paper HB continued to function as the Company’s operating entity.

In addition to controlling the operations and beneficial ownership of Orient Paper HB, Orient Paper Shengde also acquired a digital photo paper production line (including two photo paper coating lines and ancillary equipment) in an asset acquisition transaction as of November 25, 2009 and began directly conducting business in the PRC.

An agreement was entered into among Orient Paper Shengde, Orient Paper HB and the Orient Paper HB Equity Owners on December 31, 2010, reiterating that Orient Paper Shengde is entitled to the distributable profit of Orient Paper HB, pursuant to the above mentioned Exclusive Technical Service and Business Consulting Agreement. In addition, Orient Paper HB and the Orient Paper HB Equity Owners agreed that they would not declare any of Orient Paper HB’s unappropriated earnings, including any earnings of Orient Paper HB from its establishment to 2010 and thereafter, as dividend.

The following diagram sets forth the current corporate structure of Orient Paper:

100% ownership
Controlled by contractual arrangements

Our Business

We engage in production and distribution of three categories of paper products: corrugating medium paper, offset printing paper and digital photo paper. We are working to launch production of tissue paper.

Our principal executive offices are located at Science Park, Juli Road, Xushui County, Baoding City, Hebei Province, People’s Republic of China. Our telephone number is (86) 312-869-8215. Our website is located at http://www.orientpaperinc.com

Manufacturing Process

Corrugating Medium Paper and Offset Printing Paper

Our current products (excluding digital photo paper) generally undergo two stages of manufacturing: (1) creating pulp from recycled paper products, and (2) treating the pulp and molding it into the desired types of paper product.  A brief overview of the pulp and papermaking process is provided below.

Pulping

The recycled waste paper is first sorted by machine, and then broken down and beaten or smashed into small pieces using water and mechanical energy. It is then put through a course screening drum, followed by a fine screening drum to separate different grades of pulp, a process that we refer as “concentration”. In order to purify the pulp further, an approach flow system is used to filter out any impurities or inconsistencies, such as sand, in the pulp.

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

Digital Photo Paper

The manufacturing process for making digital photo paper involves multiple steps of coating, drying and calendaring. The major raw material, digital photo base paper, is loaded into the main production line for (1) coating, (2) drying, (3) calendaring, (4) recoating, (5) drying, and (6) reeling for finished products. We make both glossy and semi-matt digital photo papers. Our digital photo paper is primarily made in sheets of sizes from A3 to A6 and 3R to 5R, and can be further cut into customer-specified sizes by our specialty cutting machine before shipment.

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM”) 6 production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2014, corrugating medium paper comprised approximately 83% of our total paper production quantities and roughly 71% of our total revenue.  Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of the newly renovated PM1 production line. The new PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used to sandwich certain insulation materials as a construction material for wall and floor insulation and to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging solutions requiring light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry.  Offset printing paper comprised approximately 17% of our total paper production quantities and approximately 27% of our total sales revenue for the year ended December 31, 2014.  Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Digital photo paper

Starting in March 2010, Orient Paper Shengde began producing digital photo papers that are cast-coating and water-proof. These digital photo papers are sold to paper distributors through which these products are further distributed to advertising companies and printing companies that use photo-quality paper for multiple-color printing and local photo studios for production of special event printouts and personal home printouts. Digital photo paper comprised approximately 0.2% of our total paper production quantities and approximately 2% of our total sales revenue for the year ended December 31, 2014. We have two photo paper coating lines, PM4 and PM5, that produce digital photo paper products.

Market for our Products

The PRC Paper Making Industry

According to the most recent 2013 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 3,400 paper and paper board manufacturers (down from 3,700 in 2010) in China, with a total output of 101.10 million tonnes, down 1.37% from 102.50 million tonnes in 2012. Total domestic consumption was 97.82 million tonnes in 2013, down 2.65% from 100.48 million tonnes in 2012.

Compared with 2004, output in 2013 increased by approximately 104.24% and consumption grew by approximately 79.85%.  The output of paper and paper board maintained an average growth rate of approximately 8.26% during the ten-year period from 2004 to 2013, while consumption increased at an annual rate of 6.74%.  The growth rate is expected to continue.  It is believed that China is currently the country that has the largest paper and paper board products output and consumption in the world. (Data source: 2013 Annual Report of China Paper Manufacturing, May 2014, China Paper Association)

Data source: 2013 Annual Report of China Paper Manufacturing, May 2014, China Paper Association

Corrugating medium paper production in China totaled 20.15 million tonnes in 2013, a 0.25% decrease from 2012. Consumption of corrugating medium paper in China amounted to 20.13 million tonnes in 2013, a decrease of 0.69% as compared to 2012.

Uncoated offset printing paper production in China totaled 17.20 million tonnes in 2013, a 1.71% decrease from 2012. Consumption of uncoated offset printing paper in China amounted to 16.27 million tonnes in 2013, a decrease of 3.38% as compared to 2012.

The paper making industry in China is concentrated in eastern, coastal provinces. The largest paper production capacities by province during 2012 and 2013 (the most recent information available) are summarized in the table below. The four provinces with largest capacities saw moderate increases in paper production capacities; provinces with smaller capacities, such as Henan, Fujian, Hebei, Hunan and Sichuan, showed noticeable decreases.

Province	2012 Capacity (‘000 tonnes)	2013 Capacity (‘000 tonnes)	Change (‘000 tonnes)	% Change
Shandong	17,100	17,300	200	1.17%
Guangdong	15,790	16,410	620	3.93%
Zhejiang	15,360	15,640	280	1.82%
Jiangsu	12,060	12,100	40	0.33%
Henan	7,800	7,000	-800	-10.26%
Fujian	5,390	5,250	-140	-2.60%
Hebei	4,240	3,440	-800	-18.87%
Hunan	3,550	3,200	-350	-9.86%
Guangxi	2,580	2,750	170	6.59%
Sichuan	2,320	2,020	-300	-12.93%

Data Sources: 2013 Annual Report of China Paper Manufacturing, May 2014, China Paper Association

Industry Consolidation

Historically, the paper and pulp industry in China was comprised of numerous small-scale production enterprises, many of which used low-technology production processes that produce significant pollution.  In 1996, China’s State Council issued “Decisions on Environmental Protection Issues”, setting forth strict rules and regulations intended to reduce pollution, including a directive for the closure of all paper plants with an annual output of less than 50,000 tonnes.  Recognizing that China constitutes one of the largest markets for paper consumption in the world with potential for continued expansion, the PRC government continues its efforts to consolidate, modernize, and promote the environmental sustainability of the industry.

As part of its 11th “Five Year Economic Development Plan,” the PRC State Council announced on May 5, 2010 that up to 530,000 tonnes of inefficient/polluting paper production capacity was to be eliminated or shut down in 2010. On August 5, 2010, the Ministry of Industry and Information Technology (the “MIIT”) published a list of mandatory capacity closures and ordered the shutdown of a total of 4.6 million tonnes of capacity by September 2010. Following the first wave of large scale mandatory capacity closure in 2010, the MIIT announced on July 11, 2011 that 8.2 million tonnes of outdated paper milling capacity at 599 paper companies across China were required to close down in 2011, of which 72 companies with total capacities of 1.07 million tonnes (or 13% of total closure) were located in the province of Hebei.

According to “The Twelfth ‘Five-Year Plan’ for the Chinese Paper Industry,” published jointly by the National Development and Reform Commission, the MIIT, and the National Forestry Bureau in December 2011, the central government of China has determined to further eliminate more than 10 million tonnes of paper production capacity during the five-year period ending 2015. The goal is, through mandatory capacity elimination and industry consolidation, to transform the paper industry landscape into one where the number of one-million-tonnes-and-above manufacturers would increase from 10 to more than 20. According to the MIIT announcement on September 6, 2012, a total of 9.9 million tonnes of outdated paper production capacity was ordered to close in 2012. On July 25, 2013, the MIIT announced a list of outdated paper facilities slated for closure in 2013. According to MIIT, a total of 6.21 million tonnes of paper manufacturing capacity on the July 25, 2013 list across the country was required to be shut down by the end of 2013, including 930,800 tonnes in the Hebei Province. In September 2013, the second batch of closures targeting 1.2 million tonnes nationwide was announced by the MIIT. The closure of outdated paper capacities continued in 2014 and a total of 4.92 million tonnes of paper manufacturing capacity was shut down. On July 24, 2014, the MIIT announced that facilities producing 3.97 million tonnes of paper and pulp, including 500,000 tonnes in Hebei Province, were mandated to be retired by the end of 2014. On August 18, 2014, MIIT announced another list of outdated paper facilities that were required to be closed by the end of 2014. The August 18, 2014 list shut down 0.66 million tonnes of paper manufacturing capacity, including 5,000 tonnes in Hebei Province. Unlike the mandatory closures in previous years when, most of the required capacity reduction involved small-scale local mills, usually with less than 50,000 tonnes of production capability and without proper water treatment practices, the 2013 and 2014 mandatory closure lists included a number of large capacity paper machines (up to 226,000 tonnes per line) that failed to meet the environmental and energy savings standards.

The government is expected to continue to strictly reinforce the mandatory closure of outdated capacity in the next few years. As a result, we estimate that the average selling prices for corrugating medium paper and other packaging paper will remain relatively stable as a result of elimination of outdated paper capacities in the next few quarters, and the paper industry will witness increased competition and higher standards for environmental protection measures. See “Risk Factors – Risks Related to Our Business –We might be negatively affected by the industry capacity elimination mandated by the government.”

Customers

We generally sell our products to companies making corrugating cardboards (in the case of our corrugating medium paper) and to printing companies (in the case of our offset printing paper). We also sell digital photo paper mainly to distributors and advertising/printing companies. Three of our top 10 customers in 2014 are printing companies, with our largest customer being a packaging company in Tianjin. Most of our total corrugating medium and offset printing paper revenue in 2014 was derived from customers in Beijing, Tianjin and Hebei Province.

For the year ended December 31, 2014, eight (8) major customers who individually accounted for more than 3% of our total sales revenue were as follows:

	2014 Sales Amount ($USD, net of applicable VAT)	% of Total Revenue
Company A (Tianjin)	8,182,353	5.97%
Company B (Baoding)	5,982,897	4.37%
Company C (Baoding)	5,585,644	4.08%
Company D (Tianjin)	5,325,715	3.88%
Company E (Baoding)	4,438,101	3.24%
Company F (Shanghai)	4,239,728	3.09%
Company G (Tianjin)	4,202,795	3.07%
Company H (Hebei)	4,126,196	3.01%
Total Major Customers	42,083,429	30.71%

Of the top-ten customers of 2014, seven customers also appeared in the top-ten customer list in 2013, representing 30.62% of the 2013 top-ten customer sales.

Target Market

We target corporate customers in the middle range of the marketplace, where we see potential for high volume growth for corrugating medium paper and offset printing paper with reasonable quality and competitive pricing.  Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2014, we had six PM production lines in operation and are in the process of launching three more that are tentatively designated as PM7, PM8 and PM9. These production lines include the followings:

PM#	Paper Product Produced	Designed Capacity (tonnes/year)	Owned by	Operated by	Status as of December 31, 2014
PM1	Corrugating Medium Paper	60,000	Orient Paper HB	Orient Paper HB	Commenced production in May 2014.
PM2	Offset Printing Paper	50,000	Orient Paper HB	Orient Paper HB	In production
PM3	Offset Printing Paper	40,000	Orient Paper HB	Orient Paper HB	In production
PM4	Digital Photo Paper	**	Orient Paper Shengde	Orient Paper Shengde	Detached from the original workshop in the Headquarters Compound and to be reinstalled in the new workshop at the Xushui Mill Annex
PM5	Digital Photo Paper	**	Orient Paper Shengde	Orient Paper Shengde	Detached from the original workshop in the Headquarters Compound and to be reinstalled in the new workshop at the Xushui Mill Annex
PM6	Corrugating Medium Paper	360,000	Orient Paper Shengde	Orient Paper HB***	In production
PM7*	Specialty paper	10,000	To be determined	To be determined	Under renovation and preparing for launch by the end of 2015
PM8*	Tissue paper	15,000	To be determined	To be determined	Undergoing construction and preparing for launch in the second half of 2015
PM9*	Tissue paper	15,000	To be determined	To be determined	Paper machine construction agreement expected to be signed in 2015

*: Paper machines under renovation, under construction, or in the planning stage.

**: PM4 and PM5 have an aggregated coating capacity of 2,500 tonnes per year.

***: PM6 is funded and owned by Orient Paper Shengde; Ancillary facilities that support PM6 operation are built and owned by Orient Paper HB.

On December 31, 2009, we acquired a digital photo paper production line, including two coating lines that are designated as PM4 and PM5 and ancillary equipment, in an asset acquisition transaction for a total purchase price of approximately $13.6 million. The designed capacity of the entire digital photo paper facility is 2,500 tonnes per year.

In order to meet the growing domestic demand for paper, which we believe currently exceeds domestic supply in the case of corrugating medium paper, especially in our region of North China, we installed a brand new corrugating medium paper production line PM6 with a designed capacity of 360,000 tonnes per year. We completed the installation of the new production line in November 2011 and went into commercial production in December 2011.

We have implemented a plan to renovate one of the old production lines that has been idle since the end of 2007. We previously made paper with anti-counterfeit features from that production line. When the renovation is completed, we intend to use the renovated production line to produce the base paper (a high quality white graphic paper) that we currently procure from an outside supplier for the production of our digital photo paper. Eventually we plan to produce other high-profit margin specialty papers from this renovated production line. Our currently plan is to complete the renovation project, install a new production and marketing team, and launch the renovated production line as PM7 by the end of 2015.

On November 27, 2012, we signed a 15-year lease with respect to some 49.4 acres of land in the Economic Development Zone in Wei County, Hebei Province, China for the purpose of developing a new tissue paper production plant. We plan to build two tissue paper production lines, each with 15,000 tonnes/year capacity, and other packaging facilities and infrastructures on the leased land. In December 2012, we signed a contract with an equipment contractor in Shanghai to build PM8, the first of our two tissue paper production lines in Wei County. We expect the construction of PM8 to be completed in the third quarter of 2015 and the test operation of PM8 to be conducted in the fourth quarter of 2015. Total estimated cost of the PM8 tissue paper project (not including our construction cost of infrastructures in the Wei County Industrial Park) is estimated to be up to $51.0 million, of which $20.5 million has been incurred thus far.

We took action to voluntarily renovate our 150,000 tonnes/year corrugating medium paper PM1 in anticipation of increased regulatory concerns on energy efficiencies and to further upgrade the quality of our corrugating medium products. Rather than converting PM1 to a regular corrugating medium paper machine, we decided in 2013 that the best solution to the renovation, given the market condition and the effect on our waste water treatment capability, was to convert PM1 to produce Light-Weight CMP with a specification of 40 to 80 grams per square meter (“g/s/m”) with a designed capacity of 60,000 tonnes/year. We started the renovation in January 2013 and launched the commercial production of the newly renovated PM1 production line in May 2014.

Raw Materials and Principal Suppliers

The supplies used in our production processes are comprised mainly of recycled paper board, or OCC and unprinted recycled white scrap paper, both of which are ready-to-use items and available from multiple domestic and foreign sources. We currently purchase all of our recycled paper supplies from some domestic recycling stations and do not rely on any imported recycled paper. We also purchase coal and chemical agents from nearby suppliers.  Ongoing inflationary pressures and higher demand for recycled paper could lead to an increase in our costs of raw materials and production, which we may or may not be able to pass to our customers.

We sign annual raw materials supplier contracts with our suppliers.  Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2014, we had three large suppliers which accounted for approximately 62%, 14%, and 9% of total purchases, respectively.

For the years ended December 31, 2014 and 2013, our top suppliers were as follows:

	2014 Purchase Amount ($USD, net of applicable VAT)	2013 Purchase Amount ($USD, net of applicable VAT)
Company A	54,635,707	60,060,370
Company B	12,391,413	-
Company C	7,787,246	7,689,003

Competition

Orient Paper HB's main competitors are: Chenming Paper Group Limited; Huatai Group Limited; Nine Dragons Paper (Holdings) Limited; and Sun Paper Group Limited. A number of our competitors are public entities with larger capacities, broader customer bases and greater financial resources than those available to us. The business of our primary competitors is briefly described below:

Chenming Paper Group, Ltd. (“Chenming”), based in Shandong Province (located in northeast China), produces primarily newsprint paper and art paper (high quality, heavy, two-side coated printing paper).  Chenming is believed to be the first company to have all three types of public listings available in China: Renminbi A-shares and foreign currency B-shares in Shenzhen, the smaller of the mainland’s two stock exchanges, and H-shares in Hong Kong.  Chenming has annual production capacity of 8 million tonnes for its coated wood-free paper product and is believed to rank among the top 500 enterprises in China.

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

Nine Dragons Paper (Holdings) Limited (“ND Paper”), based in Guangdong Province (located in southern China), is the largest paper manufacturer in China and primarily produces kraft paper and high-strength corrugating medium paper with annual capacity of 12 million tonnes. ND Paper has reported that it has five production lines in the city of Tianjin with a total designed capacity of 2.15 million tonnes, producing products such as kraft paper, high strength corrugating medium paper and grey-back duplex board.

Sun Paper Group, Ltd., based in Shandong Province, primarily produces card paper, whiteboard paper, and art paper.  It also produces alkaline peroxide mechanical pulp, sourced in part from woodchips harvested by the company’s poplar plantations.  The company has reported that it has an annual production capacity of paper and pulp of approximately 4.5 million tonnes and has been listed on the Shenzhen Stock Exchange since 2006.

With the exceptions of Chenming and ND Paper, which may compete directly with us in the offset printing paper market and the corrugating medium paper market, respectively, of the Beijing/Tianjin/greater Hebei regions, we believe that we face only indirect competition from the above-listed companies, either because we have a different product assortment from these companies, or because, to the extent they do offer products similar to ours, the transportation costs and storage costs make it difficult for these companies to compete effectively with us on price in our markets.

Our Competitive Edge

Regional advantage (North China). We believe that Orient Paper HB is one of the leading papermaking enterprises in Hebei Province.  Our proximity to large urban centers in northern China, Beijing and Tianjin, gives us access to a large market to sell our products.

There are other paper manufacturers that are also located in Hebei Province (and close to metropolitan Beijing and Tianjin areas), but most of these other manufacturers are small in scale and are unable to compete with us effectively.  We also compete with other large printing paper manufacturers for Beijing printing company customers. We believe that we have cost and geographical advantages over these larger competitors.

Cost advantage.  Unlike some of our out-of-province competitors who must set up interim warehouses and ship products from their production base to such interim warehouses close to customer base in Beijing, because we are approximately 60 miles (100 kilometers) from Beijing, the cultural center of China and our largest target market, there is no need for us to set up interim warehouses. While we don’t separately pay for transportation cost on raw material purchases, the transportation cost included in the raw material purchase price from our recycled paper suppliers is lower than the transportation cost paid by our competitors in the province of Shandong. We also enjoy lower transportation costs for coal, a major source of energy used in our production process. Similarly, our customers pay lower transportation cost to pick up their orders from our finished goods warehouse in Baoding than what they would pay if they had to pick up goods from locations further away from Beijing. Tianjin, another large urban center, is also approximately 60 miles from our facilities. Baoding city itself is also home to numerous printing and packaging companies. Our geographical advantage and easy access to cheaper raw materials allow us to implement a more flexible inventory purchase policy, lower our purchase price and inventory management expenses and reduce our production cost. We therefore have lower freight costs and other associated costs of sales, enabling us to charge lower prices, if necessary, for our products. Additionally, because we buy all recycled paper raw materials from Beijing and Tianjin, rather than from the United States or Japan, our purchase lead time is shorter as compared to manufacturers who rely on imported recycled papers.

Research and Development

Our R&D activities are carried out by a task force led by a group of senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling and digital photo paper manufacturing) to R&D expenses and incurred $20,276 and $25,125 in R&D expenses for the years ended December 31, 2014 and 2013, respectively. Our R&D efforts in 2014 has focused on evaluating and developing new products that are in the pipeline for 2015, including the manufacturing process of Light-Weight CMP and the production and packaging technology of tissue paper.

In addition to PM1, which has been converted to produce Light-Weight CMP, we have another idle production line PM7 that is under renovation. Since the fourth quarter of 2010, we have spent approximately $1.57 million in machine parts and new components to renovate this production line, with which we expect to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper, and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the renovation project, we cannot guarantee the launch of the specialty paper production (which is tentatively scheduled for the fourth quarter of 2015) and the success of such renovation.

Intellectual Property

Orient Paper HB has registered one trademark with the Trademark Bureau under the State of Administration for Industry & Commerce, which remains effective through April 6, 2024.

	Certificate
Trademark	No.	Category	Registrant	Valid Term
Shuangxing	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotype solution, diazo paper	Orient Paper HB	April 7, 2014 through April 6, 2024

Domain names

Orient Paper owns the rights to the internet domain name, www.orientpaperinc.com.

Government Regulation

The testing, approval, manufacturing, labeling, advertising and marketing, post-approval safety reporting, and export of our products are extensively regulated by governmental authorities in the PRC. We are also subject to various other regulations and permit requirements by the Chinese government. These regulations and their impact on our business are set forth in more detail below.

Environmental Regulation

Our operations and facilities are subject to environmental laws and regulations stipulated by the national and the local environment protection bureaus in the PRC.

Since the implementation of the State Council’s “Decisions on Environmental Protection Issues” in 1996, the PRC paper industry has been subject to more rigorous environmental standards.  Effective January 1, 2015, a new law promulgated by the National People’s Congress of the People’s Republic of China makes certain violations of the environmental laws a criminal offense. We believe that we are one of the few major paper manufacturers in Hebei Province to have obtained a Pollution Discharge Permit, which enables us to operate in compliance with PRC environmental regulations. We initially received the permit in September 1996 and, we have successfully renewed the permit each year by complying with applicable environmental requirements.

Waste Water Treatment

Orient Paper HB uses a multi-level water recycling process. Waste water from the pulping process is fed into collection pools, where it is divided into two parts, water and recovered pulp fiber.  The latter is returned into the pulping process.

Chemical agents are added to the waste water, and the waste water is fed into a biogas reactor and filtering pools, producing purified water and depositing sludge.  Most of the purified water is recycled to produce corrugating medium paper and the sludge is pumped into a sludge pool, condensed and dehydrated. We then use the sludge as an ingredient in the manufacture of corrugating medium paper.

We maintain computerized controls at our production facilities on a 24-hour basis to monitor compliance with environmental rules and regulations. We are not aware of any investigations, prosecutions, disputes, claims or other proceedings with respect to environmental protection, nor have we been subject to any action by any environmental administration authorities of the PRC. To our knowledge, our operations meet or exceed the existing requirements of the PRC.

Employees

As of December 31, 2014, we have approximately 600 full time employees. The Company provides private insurance coverage for any workplace accident or injury for all operators of paper milling machinery in the workshops. These employees are organized into a labor union under the labor laws of the PRC and can bargain collectively with us. We generally maintain good relations with our employees and the labor union.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are also available free of charge on our Internet site at http://www.orientpaperinc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A.       Risk Factors

Risks Relating to our Business

Our liquidity position poses risk to our operations, especially our capacity expansion projects.

As of December 31, 2014, we had current assets of approximately $26.6 million and current liabilities of approximately $44.5 million, resulting in a working capital deficiency of approximately $17.9 million. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. In the event that we fail to raise funds or negotiate terms of the current liabilities sufficient to meet our liquidity needs, we may be forced to substantially curtail our operations or otherwise take measures that would materially and adversely affect our business, results of operations and business prospects.

In addition to the working capital deficit, we had entered into contracts (mostly related to the construction of new tissue paper facilities and infrastructures at the Wei County Industrial Park) with capital expenditure commitments for approximately $24.6 million as of December 31, 2014. We intend to pay for these capital expenditure commitments with cash flows from operating activities and additional debt financing in next 12 months.

On January 20, 2014, our Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Liu was approximately $761,242, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated financial statement as of December 31, 2014.

On March 9, 2015, the Company’s CEO agreed in writing to permit the Company to postpone the repayment of the related party loan of $2,386,978 which will expire at December 31, 2015.

On January 21, 2015, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $227,900 and $64,546, which was recorded in other payables and accrued liabilities as part of the current liabilities as of December 31, 2014 and 2013, respectively.

On March 1, 2015, we entered into an agreement with our principal shareholder, Chairman and Chief Executive Officer Mr. Zhenyong Liu pursuant to which we may borrow from Mr. Liu up to RMB120,000,000 (approximately $19,611,048) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing.

If we are unable to obtain sufficient banking facilities or generate sufficient operating cash flow internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

Our loan-to-equity ratio was 37.05% as of December 31, 2014. Our debt-asset ratio was 27.04% as of December 31, 2014. According to a search conducted by www.chinadiaoyan.com, the industry average of debt-asset ratio was 53.06% as of September 30, 2013 for the 20 large paper mills that are publicly listed in China. Of the 20 paper mill companies publicly listed in the Chinese stock exchanges, the top 6 (ranked by total revenue) all had debt-asset ratio exceeding 60%. Aside from the short-term liquidity situation, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably expand our financial debt leverage to provide capital for future growth.

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

We do not have direct or indirect equity ownership of Orient Paper HB which operates a majority of our business. Although we have entered into contractual arrangements with Orient Paper HB and its individual owners pursuant to which we receive an economic interest in Orient Paper HB, and exert a controlling influence over Orient Paper HB, in a manner substantially similar to a controlling equity interest, these contractual arrangements are not as effective in providing control over Orient Paper HB as direct ownership. For example, Orient Paper HB may be unwilling or unable to perform their contractual obligations under our commercial agreements, including payment of consulting fees under the Exclusive Technical Service and Business Consulting Agreement as they become due. If that were to occur, we would not be able to conduct our operations in the manner currently planned. In addition, we may not succeed in enforcing our rights under the contractual arrangements insofar as our contractual rights and legal remedies under Chinese law may be inadequate. Furthermore, Orient Paper HB may seek to renew their agreements on terms that are disadvantageous to us. If we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, we will lose control of Orient Paper HB.

Because we may rely on the consulting services agreement with Orient Paper HB for essentially most of our revenue and cash flows, any difficulty for Orient Paper HB to pay consulting fees to Orient Paper Shengde under the consulting agreement may have a material adverse effect on our operations.

We are a holding company and currently only conduct digital photo paper business operations under Orient Paper Shengde. As of December 31, 2014, revenue generated from digital photo paper business is approximately 2% of total revenue of Orient Paper. As a result, we may rely almost entirely for our revenues on dividend payments from Orient Paper Shengde for any payment from Orient Paper HB pursuant to the consulting services agreement which forms a part of the contractual arrangements between Orient Paper Shengde and Orient Paper HB. Since Orient Paper Shengde is not a legal shareholder of Orient Paper HB under PRC statutes, the arrangement for Orient Paper HB to pay a substantial portion of its net income to Orient Paper Shengde may be challenged by the PRC government, which could prevent us from issuing dividends to our shareholders or making required payments to some of our service providers.

If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected.

Although we believe the restructuring transaction and our current business operations are in compliance with the current laws in China, we cannot be sure that the PRC government would share the same view. If we are determined not to be in compliance, the PRC government could levy fines, revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. As a result, our business in the PRC could be materially adversely affected.

The shareholders of Orient Paper HB may have potential conflicts of interests with us, which may adversely affect our business.

We operate most of our businesses though Orient Paper HB. Our Chairman, Chief Exertive Officer and 25.79% shareholder, Zhenyong Liu owns 93.26% of the equity interest in Orient Paper HB. Conflicts of interests between his duties to us and to Orient Paper HB may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our Company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

We anticipate to incur significant capital expenditures in 2015.

We will incur significant capital expenditures in the tissue paper production line project in 2015 and possibly beyond. We have substantially increased our debt leverage to fund these projects. As of December 31, 2014, we had approximately $24.6 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we will eventually build two tissue paper production lines, PM8 and PM9, and install other paper production machinery in the future. If we cannot fund or effectively manage our capital expenditures or if our capital expenditures do not lead to the results we anticipate, our business, financial position and operating performance may be materially and adversely affected. An increased debt burden may also materially and adversely affect our liquidity, financial condition and our business. If we are unable to obtain sufficient funding through banking borrowings or generate sufficient operating cash flow internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Orient Paper HB commenced its current line of business operations in 1996 and received its initial Pollution Discharge Permit in September 1996, which must be renewed every year for Orient Paper HB to stay in business. Although we have never had problem renewing the Pollution Discharge Permit, we cannot guarantee automatic renewal every year. In addition, Orient Paper Shengde commenced its current line of business operations in 2009. Therefore, our operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that Orient Paper HB or Orient Paper Shengde will maintain this profitability or that we will not incur net losses in the future. We expect that operating expenses of Orient Paper HB and Orient Paper Shengde will increase as they expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

●	raise adequate capital for expansion and operations;
●	implement our business model and strategy and adapt and modify them as needed;
●	increase awareness of our brand name, protect our reputation and develop customer loyalty;
●	manage our expanding operations and service offerings, including the integration of any future acquisitions;
●	maintain adequate control of our expenses; or
●	anticipate and adapt to changing conditions in paper markets in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Orient Paper HB and Orient Paper Shengde’s failure to compete effectively may adversely affect our ability to generate revenue.

Through Orient Paper HB and Orient Paper Shengde, we compete in a highly developed market with companies that have significantly greater experience and history in our industry. If we do not compete effectively, we could lose market share and experience reduced selling prices, adversely affecting our financial results. Our competitors will expand in the key markets and implement new technologies making them more competitive. There is also the possibility that competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot or will not offer or that will make our products less profitable. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We might be negatively affected by the industry capacity elimination mandated by the government.

As described under the heading “Industry Consolidation” in “Business” section, the government has been requiring outdated paper facilities to close since 2010 and is expected to continue to strictly reinforce the mandatory closure of outdated capacity in the next few years. We have continued to focus on updating our production facilities to improve the operating and energy efficiency and reduce pollution. Based on our discussions with the regulators, we believe that none of our production facilities are currently targeted for mandatory capacity reduction. Based on information currently available to us, we do not expect that we would be ordered to reduce or shut down our production capacities. However, the Chinese government has broad discretion in determining the facilities subject to its production elimination mandate, and we cannot assure you that the government would not require us to shut down some or all of our production capacities. If we were forced to shut down one or more of our production facilities, our business, prospectus, financial condition and results of operations may materially and adversely affected. Depending on the scope of the government capacity elimination order, we could be forced to cease some or all of our operations.

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

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. An expansion would increase demands on existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause delay in production and delivery of our paper products, as well as administrative inefficiencies.

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

We, through our subsidiaries, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of Orient Paper HB, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we, through our subsidiaries, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Orient Paper HB. In the event of any future acquisitions, we could:

●	issue equity securities which would dilute current stockholders’ percentage ownership;
●	incur substantial debt;
●	assume contingent liabilities; or
●	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

●	difficulties in the assimilation of acquired operations, technologies and/or products;
●	unanticipated costs associated with the acquisition or investment transaction;
●	the diversion of management’s attention from other business concerns;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering markets in which Orient Paper HB has no or limited prior experience;
●	the potential loss of key employees of acquired organizations; and
●	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we will be able to successfully integrate any businesses, products, technology, or personnel that we might acquire in the future and our failure to do so could have a material adverse effect on our and/or Orient Paper HB’s business, operating results and financial condition.

We are responsible for the indemnification of our officers and directors.

Our Articles of Incorporation provides for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with us to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Nevada. Although we do maintain professional error and omission insurance for the officers and directors, due to limitations of the insurance coverage these indemnification provisions could still result in substantial expenditures which we may be unable to recoup through the insurance and could adversely affect our business and financial conditions. Zhenyong Liu, our Chairman of the Board and Chief Executive Officer, Jing Hao, our Chief Financial Officer, Dahong Zhou, our Secretary, and Marco Ku Hon Wai, Wenbing Christopher Wang, Zhaofang Wang, and Fuzeng Liu, our directors, are key personnel with rights to indemnification under our Articles of Incorporation.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and paper factory operational expertise of key personnel. Zhenyong Liu, our Chief Executive Officer and Chairman of the Board, Jing Hao, our Chief Financial Officer, Dahong Zhou, our Secretary, and Shuting Liang, Orient Paper HB’s General Engineer, Gengqi Yang, Orient Paper HB’s Vice President of Sales and Marketing, Fulai Huang, Orient Paper HB’s Vice President of Environmental Protection and Xiaodong Liu, Orient Paper Shengde’s General Manager, perform key functions in the operation of our business. There can be no assurance that Orient Paper or Orient Paper HB or Orient Paper Shengde will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and personnel.

We are dependent upon the services of Mr. Zhenyong Liu for the continued growth and operation of our Company because of his experience in the industry and his personal and business contacts in the PRC. Although Mr. Liu has entered into an employment agreement with Orient Paper Shengde, our wholly owned subsidiary and a PRC company, and that we have no reason to believe that Mr. Liu will discontinue his services with us or Orient Paper HB, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

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

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

●	the costs of paper products and development;
●	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
●	capital expenditure for equipment;
●	marketing and promotional activities and other costs;
●	changes in our pricing policies, suppliers and competitors;
●	the ability of our suppliers to provide products in a timely manner to their customers;
●	changes in operating expenses;
●	increased competition in the paper markets; and
●	other general economic and seasonal factors.

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

In addition to our dependence upon wood pulp, recycled white scrap paper and paperboard costs, our operating results depend on the availability and pricing of energy and other raw materials, including chemical agents and coal. An interruption in the supply of supplemental chemical agents could cause a material disruption at our mill. In addition, an interruption in the supply of coal could cause a material disruption at our facilities. At present, our raw materials including coal are purchased from a number of suppliers, of which the three largest suppliers account for over 80% of all purchases. If any of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of coal and recycled paper, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal to us on terms or in amounts satisfactory to us. As a result of any of these events, our business, financial condition and operating results could suffer.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our net income.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

●	maintenance outages;
●	prolonged power failures;
●	an equipment failure, including any malfunction of our waste water treatment facilities;
●	disruption in the supply of raw materials, such as wood fiber, energy, or chemicals;
●	a chemical spill or release;
●	closure because of environmental-related concerns;
●	explosion of a boiler;
●	the effect of a drought or reduced rainfall on our water supply;
●	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;
●	fires, floods, earthquakes, hurricanes, or other catastrophes;
●	terrorism or threats of terrorism;
●	labor difficulties; or
●	other operational problems.

We have purchased property base insurance from China Pacific Property Insurance Co., Ltd., valid from August 2014 through August 2015. However, if any of the above mentioned events were to occur, we may be unable to meet customer demand, which may adversely affect our sales and net income.

Our certificates, permits, and licenses related to our papermaking operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for failure to maintain a valid permit. We renewed our Pollution Discharge Permit in January 2015. Our latest permit is effective from February 15, 2015 through February 14, 2016. An application to renew will be filed with the local environment protection agency before the expiration.

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

We are required to comply with all Chinese national and local regulations regarding the protection of the environment. Compliance with environmental regulation is expensive. The Chinese government is adopting even more stringent environmental protection and operational safety regulations and the costs of complying with these regulations are expected to increase. Although we have obtained all of the necessary approvals and permits for our production facilities currently existing, we cannot assure you that we will be able to comply with all applicable environmental protection and operational safety requirements, and obtain all of the required governmental approvals and permits that may be or may become applicable to us on a timely basis, or at all, or will be able to complete all our registrations and filings with the government, in time for our future projects. The relevant governmental authorities may impose on us fines for any non-compliance, set deadlines for rectification, and order us to cease construction or production if we fail to comply with their requirements.

If we are unable to respond to pricing pressures, our business may be harmed.

In order to remain competitive, from time to time we have to adjust the prices of our products to remain competitive. We may not have available sufficient financial or other resources to continue to make investments necessary to maintain our competitive position.

If we fail to introduce enhancements to our existing products or to develop new products, our business and results of operations could be adversely affected.

We believe that our future success depends in part on our ability to enhance our existing products and develop new products in order to continue to meet customer demand. Our failure to introduce new or enhanced products on a timely and cost-competitive basis, or the development of processes that make our existing products obsolete, could harm our business and results of operations.

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by the Public Company Accounting Oversight Board, and as such, investors may be deprived of the benefits of such inspection.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by PCAOB to assess its compliance with the laws of the United States and professional standards. On May 24, 2013, the PCAOB announced that it had signed a Memorandum of Understanding (“MOU”) with Chinese securities regulators that would enable the PCAOB under certain circumstances to obtain audit work papers of China-based audit firms. The MOU establishes a framework under which the PCAOB can request and obtain audit papers and permits the PCAOB to share the work papers it obtains with the SEC, subject to certain requirements. But the MOU, which is non-binding, is also limited by its own terms. For instance, Chinese regulators may refuse to produce documents in specified circumstances, including where production would violate Chinese law or run contrary to the public interest. Moreover, the MOU does not provide the PCAOB with the ability to conduct on-the-ground inspections of auditors in China, an important part of the Board’s oversight function. As a result, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by PCAOB in the same way that PCAOB requests independent registered public accounting firms operating outside China. Inspections of other firms that PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of PCAOB to conduct regular inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB regular inspections.

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, the enforcement and performance of our contractual arrangements with our affiliated Chinese entity, Orient Paper HB, and its shareholders, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. Our major operating entity, Orient Paper HB, conducts its operations in China, and as a result, we are required to comply with PRC laws and regulations. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;
●	revoking Orient Paper HB’s business and other licenses;
●	requiring that we restructure our ownership or operations; and
●	requiring that we discontinue any portion or all of our business.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2014, $1 is converted into 6.1190 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Orient Paper HB’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 5,201,150 as opposed to RMB 6,119,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Orient Paper HB has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $142,109 as opposed to $163,425 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 35.01% appreciation of the Renminbi against the U.S. dollar as of December 31, 2014. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

We may be required to broaden the coverage of the mandatory social security insurance programs under the New Labor Law of the PRC.

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

As of December 31, 2014, there were 20,316,400 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 25.79% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 25.79% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE MKT.

We may not continue to pay cash dividends and any return on investment may be limited to the value of our common stock.

While we intend to retain the majority of any future earnings for use in the operation and expansion of our business, we did declare four quarterly cash dividends in April 2012 and November 2013. Although it is likely that our Board of Directors will continue the quarterly cash dividend as a regular dividend policy in the coming years, there is no guarantee that the cash dividend will not be discontinued or reduced. Should we decide to continue the cash dividend, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2014, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the NYSE MKT. Although a trading market has developed for our common stock, there can be no assurance that the trading market for our common stock will be sustained. Failure to maintain a trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

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

Our headquarters are located at Hebei Baoding Orient Paper Milling Company Limited, Juli Road, Xushui County, Baoding City, Hebei Province, China. We have two main production bases, one production base located approximately 4 kilometers away from our headquarters, and the second production base located in Wei County, Xingtai City, Hebei province.

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

The land of our first production base (the “Xushui Paper Mill”), comprising 200 mu, or approximately 33 acres, of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031.  The lease requires an annual payment of approximately $19,611 (RMB 120,000) due by June 30 every year.

The land of the second production base (the “Xingtai Paper Mill”), comprising 300 mu, or approximately 50 acres, of land, is leased from Hebei Tengsheng Paper Co., Ltd. pursuant to a 15 year lease that expires November 27, 2027.  The lease requires an annual payment of approximately $588,331 (RMB 3,600,000) due by November 27 every year.

The office building and essentially all industrial-use buildings at our headquarters (the “Industrial Buildings”) are leased to us by a related party Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), for a term of up to three years starting August 2013, with an annual rental payment of approximately $163,425 (RMB1,000,000). Hebei Fangsheng purchased and leased back the Industrial Buildings to us in August 2013. In the same sale, Hebei Fangsheng also purchased from us the right to use land on which the Industrial Buildings are situated (the “LUR”) and three employee dormitories buildings at our headquarters (the “Dormitories”). See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Sale of Headquarters Real Properties to a Related Party.”

In the spring of 2010, we initiated the process of acquiring approximately 667,000 square meters of land adjacent to our first production base, Xushui Paper Mill and have received governmental approval for our capacity expansion plan. On April 13, 2012, we closed our acquisition of 58,566 square meters of land and secured all associated land use right permits (the “Xushui Mill Annex”). For land acquisition of the Xushui Mill Annex, we paid a total of $7.5 million for various payments of compensation, taxes, and recording fees to the sellers and the local government. On October 26, 2012, we made a prepayment in the amount of $1,490,440 for the purchase of land use right from the local residents’ council for some 65,023 square meters of land located inside of our Xushui Paper Mill. The transfer of the land use right is expected to be completed in 2015.

As of December 31, 2014, our digital photo paper coating production lines, PM4 and PM5, and all industrial-use buildings in the Headquarters Compound, have been disassembled and were being moved to the new workshop that we built in the Xushui Mill Annex.

As of December 31, 2014, our facilities include a total of 7 production lines (PM7 is idle and undergoing a renovations, and PM4 and PM5 have been disassembled and were being moved to the new workshop), 9 warehouses, 2 office buildings, 2 cafeterias, and 5 dormitories.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Orient Paper’s common stock is traded on the NYSE MKT exchange under the symbol “ONP”.

The range of high and low bid prices by quarter from January 1, 2013 through December 31, 2014 is listed below. The quotations are taken from the NYSE MKT. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transaction prices.

Calendar Quarter	High Bid	Low Bid
2013 First Quarter	3.19	1.71
2013 Second Quarter	1.86	1.43
2013 Third Quarter	2.37	1.48
2013 Fourth Quarter	2.95	1.62
2014 First Quarter	3.00	2.05
2014 Second Quarter	2.58	2.07
2014 Third Quarter	2.39	1.36
2014 Fourth Quarter	1.41	1.06

As of March 17, 2015, we had approximately 3,100 shareholders of record of our common stock.

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

Equity Compensation Plan Information

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 Incentive Stock Plan (the “2011 ISP”) as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2011 ISP's administration. On January 11, 2012, the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company. On December 31, 2013, the Compensation Committee granted remaining 265,416 shares of restricted common stock to 39 recipients who are employees, officers and directors of the Company.

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

The total number shares of common stock under the 2011 and 2012 ISPs, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2014, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	168,416*
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	168,416

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Revenues	$137,041	$125,718	$151,117	$150,747	$123,990
Gross profit	$22,778	$23,326	$27,056	$32,950	$26,176
Selling, general and administrative expenses	$4,859	$4,567	$3,361	$2,518	$3,074
Loss on impairment of assets (1)	$-	$-	$(2,762)	$-	$-
Gain (Loss) from disposal of property, plant and equipment (2)	$(710)	$85	$45	$(321)	$(1,115)
Gain from disposal of assets held for sale (3)	$204	$-	$-	$-	$-
Income from operations	$17,413	$18,843	$20,979	$30,111	$21,986
Depreciation	$8,289	$7,795	$8,383	$4,425	$4,148
Interest expense	$1,446	$996	$872	$700	$633
Net income	$11,706	$13,015	$14,673	$21,649	$15,552
Basic earnings per share	$0.61	$0.71	$0.79	$1.18	$0.89

CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$3,891	$3,131	$13,140	$4,165	$11,348
Accounts receivable, net	$3,730	$3,327	$2,836	$3,821	$1,839
Inventories	$7,140	$11,428	$15,104	$10,008	$7,423
Property, plant and equipment, net	$208,213	$178,535	$122,391	$114,651	$87,446
Total assets	$239,768	$209,526	$162,846	$144,958	$115,506
Total liabilities	$64,822	$48,473	$20,078	$17,432	$13,964
Total stockholders' equity	$174,945	$161,053	$142,769	$127,526	$101,542

(1)	The impairment loss in 2012 is related to the planned demolition of certain equipment and parts under the renovation project of the corrugating medium PM1.
(2)	The loss from disposal of property, plant and equipment in 2010 was mainly attributable to the demolition of an old corrugating medium paper production line, which location was part of the current workshop that houses our new corrugating medium PM6.
(3)	The loss from disposal of assets held for sale was related to the gain from sales of three employee dormitory buildings previously classified as assets held for sale to a related party controlled by our Chairman and Chief Executive Officer Mr. Zhenyong Liu.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this annual report.

Results of Operations

Revenue for the year ended December 31, 2014 was $137,041,447, an increase of $11,323,817, or 9.01%, from $125,717,630 for the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper (“CMP”) for the year ended December 31, 2014 was $134,060,363, an increase of $13,312,730, or 11.03%, from $120,747,633 for the year ended December 31, 2013. The increase was primarily attributable to the launch of our Light-Weight CMP produced by our newly renovated PM1 production line in May 2014, which was under renovation throughout 2013 and did not produce any revenue in 2013. Light-Weight CMP weighs 40 g/s/m to 80 g/s/m, compared Regular CMP that weighs 110 g/s/m. Light-Weight CMP is sold to our packaging company customers for various packaging applications. The increase in revenue from sales of offset printing paper and corrugating medium paper was also contributed by the increase in sales of $5,180,004 or 6.40%, of Regular CMP in 2014 compared to 2013. In 2014, we did not experience any interruption in production except for the two-week mandatory suspension of production during the APEC Summit from October 30, 2014 through November 12, 2014, while in 2013 we had significant interruption in production due to a comprehensive environmental protection inspection by the local Xushui County government, which was part of a county-wide initiative. The sales of offset printing paper decreased by $2,287,658 or 5.74% in 2014 compared to 2013. We estimate that the regional market for offset printing paper will stabilize in year 2015.

Total offset printing paper and corrugating medium paper sold during the year ended December 31, 2014 amounted to 319,906 tonnes, an increase of 44,161 tonnes, or 16.02%, compared to 275,745 tonnes sold during the year ended December 31, 2013. As discussed above, we produced and sold Light-Weight CMP for the first time during 2014 and produced a total of 28,226 tonnes. All of the CMP produced and sold in 2013 was 217,136 tonnes of Regular CMP, as compared to 265,132 tonnes of Regular CMP and Light-Weight CMP in 2014. The increase of 47,996 tonnes of CMP produced and sold in 2014 represents an increase of 22.10% in quantities sold primarily as a result of the launch of our Light-Weight CMP and the 9.10% increase in tonnes of Regular CMP produced and sold during the year ended December 31, 2014, from 217,136 tonnes sold for the year ended December 31, 2013. The changes in revenue dollar amount and in tonnage for the year ended December 31, 2014 are summarized as follows:

	Year Ended		Year Ended					Percentage
	December 31, 2014		December 31, 2013			Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount		Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	236,906	$86,076,030	217,136		$80,896,026	19,770	$5,180,004	9.10%	6.40%
Light-Weight CMP	28,226	$10,420,384	n/a	$	n/a	28,226	$10,420,384	n/a %	n/a %
Total CMP	265,132	$96,496,414	217,136		$80,896,026	47,996	$15,600,388	22.10%	19.28%
Offset Printing Paper	54,774	$37,563,949	58,609		$39,851,607	(3,835)	$(2,287,658)	-6.54%	-5.74%
Total CMP and Offset Printing Paper Revenue	319,906	$134,060,363	275,745		$120,747,633	44,161	$13,312,730	16.02%	11.03%

Monthly revenue (excluding revenue of digital photo paper) for the 24 months ended December 31, 2014, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2013 and 2014 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP
Year ended December 31, 2013	$680	$373	$	n/a
Year ended December 31, 2014	$686	$363		$369
Increase(Decrease) from comparable period in the previous year	$6	$(10)	$	n/a
Increase(Decrease) by percentage	0.88%	-2.68%		n/a

The following is a chart showing the month-by-month ASPs (excluding the ASPs of digital photo paper) for the 24 month period ended December 31, 2014:

Corrugating Medium Paper

Revenue from corrugating medium paper amounted to $96,496,414 (71.98% of total offset printing paper and corrugating medium paper revenue) for the year ended December 31, 2014, representing an increase of $15,600,388, or 19.28%, from $80,896,026 in 2013. We sold 265,132 tonnes of corrugating medium paper in the year ended December 31, 2014 as compared to 217,136 tonnes for 2013, representing a 22.10% increase in the quantities sold. As explained above, the increase is mainly attributable the launch of the operation of our PM1 production line, which produced $10,420,384 of Light-Weight CMP sold in 2014. ASP for Regular CMP slightly decreased from $373/tonne in 2013 to $363/tonne in 2014, representing a 2.68% decrease.  Also, our PM6 production line produced an additional 19,770 tonnes, or 9.10%, of Regular CMP that were sold for $5,180,004 in 2014. The PM6 production line’s utilization rates for the year ended December 31, 2014 and 2013 were 65.81% and 60.32%, respectively.

Our month-over-month ASP for Regular CMP was mostly stable at approximately $370/tonne in both 2014 and 2013. The ASP for Regular CMP for 2014 was $363/tonne, representing $10, or 2.68%, decrease compared to $373/tonne for 2013. We believe that the decrease was a result of the slowdown of China’s economic growth starting in the end of 2011 and an over-supply in the Chinese paper industry. In the fourth quarter of 2014, ASP for Regular CMP recovered to $370/tonne from $355/tonne, representing an increase of $15, or 4.23%. We consider this recovery in Regular CMP ASP as a sign for the lifting of the downward pressure in the Chinese packaging paper industry.

The ASP for Light-Weight CMP was $369/tonne for the period from May through the end of 2014, slightly higher than the ASP of $363/tonne for the Regular CMP.

As described under the heading “Industry Consolidation” in “Business” section, the government has been requiring outdated paper facilities to close since 2010 and is expected to continue to strictly reinforce the mandatory closure of outdated capacity in the next few years. As a result, we estimate that the average selling prices for corrugating medium paper and other packaging paper will remain relatively stable in 2015 as a result of elimination of outdated paper capacities and the paper industry will witness increased competition and higher standards for environmental protection measures.

We launched the PM6 production line in December 2011 and have been improving its output capacity in the past few years. The PM6 production line has a designated capacity of 360,000 tonnes/year. The utilization rates for 2014 and 2013 were 65.81% and 60.32%, respectively, representing an increase of 5.49%. We produced and sold an additional 19,770 tonnes of Regular CMP with the PM6 production line in 2014 than in 2013. We expect to see an increased utilization rate in 2015.

Quantities of sold CMP that was produced by the PM6 production line from January 2013 to December 2014 are as follows:

Offset Printing Paper

Revenue from offset printing paper amounted to $37,563,949 (28.02% of total offset printing paper and corrugating medium paper revenue) for the year ended December 31, 2014, which represents a decrease of $2,287,658, or 5.74%, from $39,851,607 in 2013. We sold 54,774 tonnes of offset printing paper in the year ended December 31, 2014 compared to 58,609 tonnes in 2013, a decrease of 3,835 tonnes, or 6.54%.  The decline in quantities produced and sold in 2014 was mainly caused by the mandatory suspension of production during the APEC Summit from October 30 through November 12, 2014. In the first nine months of 2014, we sold 42,664 tonnes of offset printing paper compared to 43,140 tonnes for the same period in 2013, a slight decrease of 476 tonnes, or 1.10%; in the last three months of 2014, due to the discussed production suspension, we sold 12,110 tonnes of offset printing paper compared to 15,469 tonnes for the same period in 2013, a decrease of 3,359 tonnes, or 21.71%. The ASP for offset printing paper saw a marginal increase of $6/tonne, or 0.88%, from $680/tonne in 2013 to $686/tonne in 2014. We estimate that the regional market of offset printing paper will be relatively stable and the ASP will not experience a significant change in 2015.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $2,981,084 (2.18% of total revenue) for the year ended December 31, 2014, a decrease of $1,988,913, or 40.02%, from $4,969,997 (3.95% of total revenue) for the year ended December 31, 2013. The quantity of digital photo paper sold was 763 tonnes for the year ended December 31, 2014, a decrease of 521 tonnes, or 40.58%, from 1,284 tonnes for the year ended December 31, 2013. When comparing to the year ended December 31, 2013, the ASP of our digital photo paper in 2014 slightly increased from $3,871/tonne to $3,907/tonne, representing a year-over-year change of 0.93%. The significant decrease in revenue was due to our shutting down production for the relocation of our digital photo paper production facilities as mandated by the local County government. In September, 2014, we disassembled our digital photo coating production lines, PM4 and PM5, and began to move them to a new workshop that we built across the street from our main production base, Xushui Paper Mill. We expect to resume our digital photo paper production in the second half of 2015.

Changes in revenue and quantities sold of our digital photo paper for the year ended December 31, 2014 and 2013 are summarized as follows:

	Year Ended		Year Ended				Percentage
	December 31, 2014		December 31, 2013		Change in		Change
Sales Revenue	Quantity Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount

Digital Photo Paper	763	$2,981,084	1,284	$4,969,997	(521)	$(1,988,913)	-40.58%	-40.02%

In 2014, we produced (and expect to product again once our production lines are assembled at the new location) glossy and semi-matte photo paper in various weights (from 120g/m2 to 260g/m2).  Digital photo paper’s monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from January 2013 to December 31, 2014 are summarized as follows:

Cost of Sales

Total cost of sales for corrugating medium paper and offset printing paper for the year ended December 31, 2014 was $111,810,581, an increase of $13,381,688, or 13.60%, from $98,428,893 for the year ended December 31, 2013.  Cost of sales for total corrugating medium paper amounted to $81,243,773 for the year ended December 31, 2014, as compared to $65,995,811 for the year ended December 31, 2013. With the 9.10% quantity increase in our sales of Regular CMP, cost of sales for Regular CMP amounted to $73,662,329 for the year ended December 31, 2014, as compared to $65,995,811 for 2013, representing a year-over-year increase of $7,666,518, or 11.62%. Cost of sales for offset printing paper amounted to $30,566,808 for the year ended December 31, 2014, as compared to $32,433,082 for 2013, representing a decrease of $1,866,274, or 5.75%, which was in line with the 6.54% decline in the quantity sold of offset printing paper. Average cost of sales per tonne of Regular CMP went up from $304 in 2013 to $311 in 2014, an increase of 2.30%, while average cost of sales per tonne of offset printing paper went up from $553 in 2013 to $558 in 2014, an increase of 0.90%. Cost of sales for our Light-Weight CMP for the year ended December 31, 2014 was $7,581,444. Light-Weight CMP generally uses the same type of raw materials as Regular CMP. However, as our PM1 production line is a re-build of an older paper machine, the cost of which was substantially written down, equipment deprecation allocated on the PM1 production line for the Light-Weight CMP was lower than that for Regular CMP. As a result, average cost of sales per tonne of Light-Weight CMP for 2014 was $269, 13.50% lower than that of Regular CMP.

Changes in cost of sales and cost per tonne by product for the years ended December 31, 2014 and 2013 are summarized below:

	Year ended			Year ended
	December 31, 2014			December 31, 2013				Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales		Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$73,662,329		$311		$65,995,811		$304	$7,666,518		$7	11.62%	2.30%
Light-Weight CMP	$7,581,444		$269	$	n/a	$	n/a	$7,581,444	$	n/a	n/a %	n/a %
Total CMP	$81,243,773		$306		$65,995,811		$304	$15,247,962		$2	23.10%	0.66%
Offset Printing Paper	$30,566,808		$558		$32,433,082		$553	$(1,866,274)		$5	5.75%	0.90%
Total CMP and Offset Printing Paper	$111,810,581	$	n/a		$98,428,893	$	n/a	$13,381,688	$	n/a	13.60%	n/a %

The quantity and price of recycled paper board (or Old Corrugated Cardboard or “OCC”) imported to China began to fall in April 2013, when an increasing number of containers were rejected and turned away because of the Chinese government’s Green Fence policy. The “Operation Green Fence” policy, implemented by Chinese Customs for ten months from February to the end of 2013, was to limit the importation of solid waste-contaminated shipments into China by stricter inspection and a higher rejection rate of below-standard recycled materials. Despite that some industry commentators believe that the drop in price was temporary, the OCC import cost stayed relatively low in 2014. According to a report by chinapaper.net, the quantity and value of recycled paper imported through the port in Tianjin (Northern China) for the first five months of 2014 declined 33.7% and 34.7%, respectively, as compared to the same period a year ago. We believe that the OCC price in China will remain stable in 2015 because we expect that Chinese Customs will continue to implement a strict inspection policy and maintain a high rejection rate of imported recycled materials. On the other hand, the price of recycled white scrap paper has been trending up since the beginning of 2014. We believe that as the demand for wood pulp rises in China (possibly due to an increased demand for tissue paper), the demand for white recycled paper, which can be used as a substitute for wood pulp (and to a certain extent for tissue paper of lower grade), may increase and as a result the price for white scrap may further increase in the future.

Our production entirely uses domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area). Though we do not rely on imported recycled paper, which tends to have more volatile pricing than the domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the price of imported recycled paper. Our average unit purchase costs (net of applicable value added tax) of OCC and recycled white scrap paper in 2014 were RMB 1,050/tonne and RMB 2,272/tonne (or approximately $172/tonne and $370/tonne), respectively, compared to RMB 1,063/tonne and RMB 2,151/tonne (or approximately $171/tonne and $345/tonne) in 2013. These changes (in US dollars) represent year-over-year increases of 0.58% and 7.25% for OCC and recycled white scrap paper, respectively. We believe that these increases were related to the lowered imported OCC price in connection with the “Operation Green Fence” in 2013.

The pricing trends of our major raw materials for the 24-month period from January 2013 to December 2014 are shown below:

Electricity and coal are the two main energy sources of our paper manufacturing activities.  The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months.  Historically, electricity and coal account for approximately 12% and 16% of total sales, respectively.  As the average cost per tonne of coal went down from $98.50 (RMB610) in 2013 to $82.30 (RMB506) in 2014, coal only accounted for approximately 6% of total sales in 2014. The monthly energy cost (electricity and coal) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2014 are summarized as follows:

Gross Profit

Gross profit for the year ended December 31, 2014 was $22,778,148 (16.62% of total revenue), representing a decrease of $547,451, or 2.35% from the gross profit of $23,325,599 (18.55% of total revenue) for the year ended December 31, 2013. This was mainly caused by the temporary suspension of production during the APEC Summit and the relocation of our digital photo paper production line, as discussed in more details below.

Corrugating Medium Paper and Offset Printing Paper

Gross profit for offset printing paper and corrugating medium paper for the year ended December 31, 2014 was $22,249,782, a decrease of $68,958 or 0.31%, from the gross profit of $22,318,740 for the year ended December 31, 2013, despite the addition of a gross profit of $2,838,940 from Light-Weight CMP in 2014. The decrease was mainly caused by (1) the decrease in gross profit of $1,585,697 in the fourth quarter of 2014, as a result of the suspension of production during the APEC Summit from October 30, 2014 through November 12, 2014, and (2) the increase in the cost of sales of 13.60%, as compared to the increase in the total sales of offset printing paper and corrugating medium paper of 11.03% in 2014.

The overall gross profit margin for offset printing paper and corrugating medium paper decreased by 1.88%, from 18.48% for the year ended December 31, 2013 to 16.60% for the year ended December 31, 2014.

Gross profit margin for Regular CMP for the year ended December 31, 2014 was 14.42% (4% lower) compared to gross profit margin of 18.42% for the year ended December 31, 2013. Such decrease was primarily the result of a 2.68% decline in the Regular CMP ASP and the increase in the electricity cost. The ration of electricity cost to sales was 8.66% in year 2014, as compared 6.25% in year 2013.

The gross profit margin for Light-Weight CMP for the year ended December 31, 2014 was 27.24%.

Our offset printing paper has seen a moderate 5.74% decrease in revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013, coupled with a 5.75% year-over-year drop in offset printing paper cost of sales from 2013 to 2014. Gross profit margin for offset printing paper was 18.63% for the year ended December 31, 2014, an increase of 0.01% as compared to 18.62% for the year ended December 31, 2013.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2014 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the year ended December 31, 2014 amounted to $528,366 (a gross margin of 17.72%), compared with $1,006,860 (a gross margin of 20.26%) for the year ended December 31, 2013. The substantial decrease in gross profit of $478,494, or 47.52%, was mainly caused by the mandatory relocation of our digital photo paper production facilities. As explained above, we started the relocation of our PM4 and PM5 production lines in September 2014, and no digital photo paper was produced in the fourth quarter of 2014. The decrease in gross profit margin from 20.26% for 2013 to 17.72% for 2014, a decrease of 2.54%, was the result of an increase in the cost of sales per tonne resulting from the fixed cost of plant and machinery depreciation allocated to the declining quantities of digital photo paper produced starting in the second half of 2014, partially offset by a decrease in cost of sale attributable to lower purchase price of the base paper in 2014 than in 2013. We expect to resume the digital photo paper production in the second half of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2014 were $4,859,215, an increase of $292,136, or 6.40%, from 4,567,079 for the year ended December 31, 2013. The increase was mainly due to, among other things, the following changes between the year ended December 31, 2014 and the year ended December 31, 2013:

(a) an increase of $189,542 in salaries and wages mainly for new management and employees to prepare for the tissue paper operations at the Wei County Industrial Park, which was offset by the decrease of $790,020 share-based compensation;

(b) an increase of $99,190 in facility lease payable to Hebei Fangsheng;

(c) an increase of $252,159 in depreciation because the fourth quarter depreciation for digital photo paper production lines (which were disassembled in September 2014) was charged to selling, general and administrative expenses in the fourth quarter of 2014, as opposed to be allocated to cost of sales for digital photo paper in the fourth quarter of 2013;

(d) an increase of $258,675 in depreciation for the Property, Plant and Equipment in our Wei County Industrial Park; and

(e) additional $246,138 in sales commissions to sales personnel in 2014 as an incentive to improve our sales.

Income from Operations

Operating income for the year ended December 31, 2014 was $17,412,906, a decrease of $1,430,586, or 7.59%, from $18,843,492 for the year ended December 31, 2013. The decrease not only reflects changes in gross profit and selling, general and administrative expenses, but also a $709,647 loss from disposal of assets in Hebei Baoding Orient Paper Milling Company Limited and digital photo paper production and warehouse equipment accompanying the relocation of our digital photo paper production lines, and a $203,620 gain recognized from the sale of the three employee dormitory buildings previously classified as assets held for sale to a related party controlled by our Chairman and Chief Executive Officer Mr. Zhenyong Liu.

Other Income and Expenses

Interest expense for the year ended December 31, 2014 increased by $450,745 from $995,694 for the year ended December 31, 2013 to $1,446,439. We had total short-term and long-term interest-bearing loans, related party loan and leasing obligations in the amount of $44,254,755 as of December 31, 2014, as compared to $35,409,756 as of December 31, 2013. Of all the interest incurred on the interest-bearing loans, $698,714 (which was related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”)) and $448,950 was capitalized as soft-cost of construction-in-progress during the years ended December 31, 2014 and 2013, respectively.

Net Income

As a result of the above, net income was $11,706,360 for the year ended December 31, 2014, a decrease of $1,308,288, or 10.05%, from $13,014,648 for the year ended December 31, 2013.

Accounts Receivable

Net accounts receivable and trade notes receivable increased by $402,629, or 12.10%, to $3,730,123 as of December 31, 2014, compared to $3,327,494 as of December 31, 2013. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 86.04% of the total value of ending inventory as of December 31, 2014) and finished goods. As of December 31, 2014, the recorded value of inventory decreased by $4,288,806, or 37.53%, to $7,139,599 from $11,428,405 as of December 31, 2013. This decrease was mainly due to:

(1)	The biggest change came from the inventory item of recycled paper board, which is the main raw material for the production of corrugating medium paper and was stated at $4,338,069 as of December 31, 2014, $3,666,919 lower than the balance of recycled paper board as of December 31, 2013. This was due to higher utilization rate in 2014 than in 2013, resulting from (a) more frequent purchase orders of raw materials from our suppliers; and (b) more stabilized production for the PM6 production line. The recycled paper board turnover for 2014 and 2013 were 8 times and 4 times respectively and days of inventory on hand were 29 days and 48 days, for 2014 and 2013 respectively; and

(2)	The decrease of $117,931 of digital photo base paper and other raw materials, from $212,984 as of December 31, 2013 to $95,053 as of December 31, 2014. As mentioned above, in September 2014 we disassembled our digital photo coating production lines, PM4 and PM5, to relocate them to the new workshop across the street from our main production base, Xushui Paper Mill. We expect to resume the digital photo paper production in the second half of 2015.

A summary of changes in major inventory items is as follows:

	December 31, 2014	December 31, 2013	$ Change	% Change
Raw Materials
Recycled paper board	$4,338,069	$8,004,988	$(3,666,919)	-45.81%
Pulp	-	14,257	(14,257)	-100%
Recycled white scrap paper	1,212,588	1,791,873	(579,285)	-32.33%
Coal	497,038	573,799	(76,761)	-13.38%
Digital photo base paper and other raw materials	95,053	212,984	(117,931)	-55.37%
Total Raw Materials	6,142,748	10,597,901	(4,455,153)	-42.04%

Finished Goods	996,851	830,504	166,347	20.03%
Totals	7,139,599	11,428,405	(4,288,806)	-37.53%

Assets Held For Sale

As of December 31, 2013, assets held for sale in the amount of $4,130,590 represented the three employee dormitory buildings to be sold to a related party controlled by our Chairman and Chief Executive Officer Mr. Zhenyong Liu. The sale was consummated on August 15, 2014 with a gain on disposal of approximately $203,620 recognized for the year ended December 31, 2014.

Accounts Payable and Notes Payable

Accounts payable and notes payable was $16,113,744 as of December 31, 2014, an increase of $10,278,957, or 176.17%, from $5,834,787 as of December 31, 2013. Accounts payable was nil as of December 31, 2014, and was $926,571 as of December 31, 2013. We have been relying on the bank and commercial acceptance notes issued under our credit facilities with Bank of Hebei, Commercial Bank of the City of Zhangjiakou (the “CBCZ Bank”) and Shanghai Pudong Development Bank (“SPD Bank”) to make most of our raw materials payments to our vendors. Our notes payable to Bank of Hebei, CBCZ Bank and SPD Bank were $16,113,744 and $4,908,216 as of December 31, 2014 and December 31, 2013, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2014, we had a net working capital deficit of $17,915,286, an increase of $15,495,891 from the net working capital deficit of $2,419,395 at December 31, 2013, primarily due to a substantial increase in short-term bank loans and notes payable to finance construction-in-progress of our capital expenditures projects. Total current assets as of December 31, 2014 amounted to $26,554,862. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $8,873,999 was included in our current assets as of December 31, 2014 and was deposited at Bank of Hebei, CBCZ Bank and SPD Bank for purpose of securing the bank and commercial acceptance notes issued by these banks that are due between January 7, 2015 and April 23, 2015.

We have been reporting higher balances in current liabilities on our balance sheet since we entered into a three-year sale-leaseback financing on June 16, 2013 (see details below), which features a three-year fully amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction cost of the Wei County tissue paper expansion project (see below). Current liabilities as of December 31, 2014 totaled $44,470,148, an increase of $16,097,425 over the December 31, 2013 balance of $28,372,723 and included the current portion of the capital lease in the amount of $12,258,488. We have also been using bank and commercial acceptance notes, which are typical 6-to-12 month notes, to guarantee the payments to our vendors. The notes payable was stated at $16,113,744 as of December 31, 2014, representing an $11,205,528, or 228.30%, increase from the balance of $4,908,216 as of December 31, 2013. Most of our current short-term bank loans are either revolving or term loans. We expect to renew the loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payables, which carry no interest but require a certain portion of the credit facilities to be deposited at the issuing banks) feature interest-only monthly payments with a balloon payment for the entire principal upon the maturity of the loan. In addition to the quarterly interest payments, the long term loans from credit union require semi-annual principal repayment with one large balloon payment upon maturity. The CNFTFL lease financing requires quarterly payments of interest and every six months payments of principal, ranging from approximately $4.4 million to approximately $63,000 during the entire three-year term.

Efforts to Mitigate the Net Working Capital Deficit

Amounts due to related parties were $3,376,120 as of December 31, 2014, including rent payable due to a related party of $227,900 (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), loan from our Chairman and Chief Executive Officer Mr. Zhenyong Liu of $2,386,978 and accrued interest payable included in other payables and accrued liabilities of $761,242 to Mr. Liu (see “Moratorium on interest for Related Party Loan Collection” below). Excluding the related party payables, the net working capital deficit as of December 31, 2014 was $14,539,166.

Moratorium of interest for Related Party Loan Collection

On March 25, 2014, our Chairman and Chief Executive Officer, Mr. Zhenyong Liu, agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $761,242, which was recorded in other payables and accrued liabilities as part of the currently liabilities in the condensed financial statement as of December 31, 2014.

Registered Direct Offering

On August 27, 2014, we entered into a definitive agreement with an institutional investor for a registered direct placement of $2,500,000 of shares of common stock at a price of $1.60 per share. In addition, we issued to the investor warrants to purchase up to 781,250 shares of common stock. The warrants have an exercise price of $1.70 per share and are exercisable for five years following issuance. We received net proceeds of $2,311,002 on September 3, 2014, when the offering closed.

Our loan-to-equity ratio was 37.05% as of December 31, 2014. Our debt-asset ratio was 27.04% as of December 31, 2014. According to a search conducted by www.chinadiaoyan.com, the industry average of debt-asset ratio was 53.06% as of September 30, 2013 for 20 publicly listed large paper mills in China. Of these paper mills, the top six (ranked by total revenue) each had debt-asset ratio exceeding 60%. As long as we are able to manage our short-term liquidity through various efforts described above, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably further leverage our assets to provide capital for future growth.

From time to time, we investigate financing opportunities with banks and other financial institutions and investors both inside and outside of China, and we may seek long-term financings to pay off liabilities with shorter terms. We cannot guarantee that our efforts will be successful. As of the date of this report, we have not entered into any material binding agreement for additional long-term financing. There can be no assurance that we will be able to secure such financing either from banks or through debt or equity investments from investors. If we are unable to obtain sufficient outside financing, whether short-term or long-term, or generate sufficient operating cash flow internally, the progress of our construction or renovation projects may be slowed down or otherwise negatively affected. We may also have to curtail the scope of our capital expenditure projects or shelve some components of such projects (for example, delaying the installation of PM9 until additional capital resources are available.)

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leased back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment is included as part of the property, plant and equipment of the Company as of December 31, 2014; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. As of December 31, 2014, the balance of the long-term obligations under capital lease was $4,090,413, which is net of its current portion in the amount of $12,258,488.

Total interest expenses for the sale-leaseback arrangement for the years ended December 31, 2014 and 2013 were $919,298 and $471,472, respectively.

As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company over the lease term and would be used to offset the depreciation of the Leased Equipment, which was recorded at the new cost of $25,964,790 as of December 31, 2014.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,339,399 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on September 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and agrees to pledge essentially all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $33,287,324 as of December 31, 2014.

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we were required to eventually cease all operations currently conducted on our Headquarters Compound site. As discussed under the “Properties” section, on August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the LUR, the Industrial Buildings, and the Dormitories to Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, for cash of approximately $2.77 million, $1.15 million, and $4.28 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $163,425 (RMB1,000,000). As a condition for the sale of the Dormitories, Hebei Fangsheng agreed that it would act as an agent for the Company, which is not qualified to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further agreed that it would not seek to profit from the resale of the Dormitories units and would allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was based on a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agreed to set the sale price of the Dormitories at the Company’s original construction cost of $4.28 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.61 million.

Sales of the LUR and the Industrial Buildings were completed in 2013, with a gain on disposal of approximately $84,972. We sold the dormitories on August 15, 2014, with a gain on disposal of approximately $203,620 that was recognized for the year ended December 31, 2014.

Capital Expenditure Commitment as of December 31, 2014

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the year ended December 31, 2014 were primarily financed by cash flows generated from business operations. As of December 31, 2014, we had approximately $24.6 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery.

Capital Expenditures

Our committed capital expenditures for the next 18 months are approximately $24.6 million, which mainly includes budgeted costs for the projects below:

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project may be up to approximately $130 million (of which $97.1 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $79 million (of which $76.6 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $51 million (of which $20.5 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line could be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the second half of 2015, as we have experienced construction and budget funding delays. The delay of completion of the PM8 production line did not cause any major financial impact on our 2014 annual earnings, as we had previously budgeted no significant revenue or net earnings from the PM8 production line tissue paper for 2014.

By the end of 2014, the capital expenditure projects finished in the Wei County Industrial Park include: an office building, employee cafeteria, and two employee dormitory buildings. The projects to be finished in year 2015 include: four workshops, four warehouses, as well as infrastructure and landscaping projects in the Wei County Industrial Park at an estimated cost of $20.9 million ($19.0 million is included in the contractual commitments that we have already entered into as of December 31, 2014). The second 15,000 tonnes/year tissue paper production line (designated as PM9) at an estimated cost of $7.8 million is planned to be built after the PM8 production line is put into production. We estimate that total capital expenditure (including the contractual commitments of $19.0 million that we have already entered into as of December 31, 2014) for the next 18 months to be approximately $20.9 million, which is expected to be funded by additional debt financings, cash on hand and cash flows generated from our own operations.

Relocation of Digital Photo Paper PM4 and PM5 Production Lines

We have begun to relocate our digital photo paper production lines (PM4 and PM5), as well as related chemical and packaging equipment, from the workshops currently located in our Headquarters Compound to a new location that is across the street from our Xushui Paper Mill, Xushui Mill Annex. We purchased the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and are in the process of constructing three industrial buildings for the digital photo paper operations, dormitory for factory workers and offices to consolidate our Xushui County operations. As of December 31, 2014, the PM4 and PM5 production lines have already been disassembled and are being moved to the Xushui Mill Annex for installation.

Total cost of the PM4 and PM5 production line relocation is estimated to be approximately $1.6 million. Building construction costs at the Xushui Mill Annex is estimated to be an additional $7.5 million for the next two years. As of December 31, 2014, we have already entered into contracts related to the PM4 and PM5 production line relocation project for approximately $5.9 million.

How We Satisfy Capital Expenditure Commitments

We expect to finance our capital expenditure commitments mainly by cash flows internally generated from our business operations and possibly more debt financing to support the future capital expenditure and capacity expansions. We expect to satisfy all of our capital expenditure commitments that were outstanding as of December 31, 2014 in the next 12-24 months. We generated approximately $30 million of cash from our operating activities during 2013 and have generated approximately $32 million of cash from operating activities (including net cash from various notes payable) during 2014.

Cash and Cash Equivalents

Our cash and cash equivalents as of December 31, 2014 was $3,891,473, an increase of $760,310 from $3,131,163 as of December 31, 2013. The increase of cash and cash equivalents for the year ended December 31, 2014 was attributable to a number of factors including:

i. Net cash provided by operating activities

Net cash provided by operating activities was $32,313,173 for the year ended December 31, 2014, an increase of $2,391,232, or 7.99%, from $29,921,941 for the year ended December 31, 2013. The net income of the year ended December 31, 2014 was $11,706,360, representing a decrease of $1,308,288, or 10.05%, from $13,014,648 for the year ended December 31, 2013. Nevertheless, changes in various asset and liability account balances during the year ended December 31, 2014 also contributed to the net change in cash generated from operating activities. Chief among such changes is the additional notes payable (in the forms of bank acceptance note or commercial acceptance note, unique ways for commercial banks in China to guarantee the accounts payable payment for an extended term, usually 6 to 12 months) in the amount of $11,163,003 that we issued with the guarantee from Bank of Hebei, CBCZ Bank and SPD Bank during the year ended December 31, 2014. There was also a decrease of $4,257,805 in the ending inventory balance as of December 31, 2014 (as an increase to net cash for cash flow purposes). In addition, the Company had non-cash expenses in depreciation and amortization in the amount of $8,289,320 in the year ended December 31, 2014.

ii. Net cash used in investing activities

We incurred $36,281,351 in net cash expenditures in investing activities during the year ended December 31, 2014, compared to $60,362,479 for the year ended December 31, 2013. Essentially, all expenditures in year ended December 31, 2014 were the progress payments for the construction of our first tissue paper production line (PM8) and related facilities, including a new office, two employee dormitories, a cafeteria, a pulping station, three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $4,734,262 for the year ended December 31, 2014, as compared to net cash provided by financing activities in the amount of $20,100,686 for the year ended December 31, 2013. During the year ended December 31, 2014, we deposited an additional $6,395,131 with Bank of Hebei, CBCZ Bank and SPD Bank as condition for the issuance of notes payable in an additional amount of $11,163,003. The deposit is recorded as part of our restricted cash and is presented as a cash outflow for financing activities. We made principal repayment in the amount of $4,199,689 toward the balance of our sale-leaseback obligation with CNFTFL. We received proceeds from short-term working capital loans in the amount of $11,366,410 and made repayments for such short-term working capital loans in the amount of $8,111,890 during the year ended December 31, 2014. Finally, on September 3, 2014, we received the net proceeds of $2,311,002 from a group of investors from a $2.5 million registered direct offering of our common stock for working capital purposes.

Short-term bank loans

		December 31, 2014	December 31, 2013
Industrial & Commercial Bank of China (“ICBC” ) Loan 1	(a)	$-	$4,090,180
ICBC Loan 2	(b)	-	818,036
ICBC Loan 3	(c)	-	1,636,072
ICBC Loan 4	(d)	2,451,381	-
The Commercial Bank of the City of Zhangjiakou	(e)	3,268,508	-
ICBC Loan 5	(f)	817,127	-
ICBC Loan 6	(g)	3,268,508
Total short-term bank loans		$9,805,524	$6,544,288

(a)	On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $4,090,180 as of December 31, 2013, for which $818,036 was paid on June 5, 2014 and $3,272,144 was paid on August 15, 2014. The loan bore an interest rate of 115% over the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding. The Company paid off the principal balance and interest by August 15, 2014.

Concurrent with the signing of the working capital loan agreement, the Company also entered into an agreement with the ICBC, which provides account management services to the Company during the terms of the underlying loan. The working capital loan was guaranteed by Hebei Fangsheng with the land use right associated with our Headquarters Compound as collateral for the benefit of the bank. The land use right associated with our Headquarters Compound was acquired by Hebei Fangsheng from the Company on August 9, 2013 (see Note (9) to the accompanying financial statements for additional information). Hebei Fangsheng is controlled by the Company’s CEO.

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

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with ICBC, which provided accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility was personally guaranteed by the Company’s CEO.

(c)

On December 3, 2013, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,636,072 as of December 31, 2013. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expired on October 21, 2014 and carried an interest rate of 6.6% per annum, or 10% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The Company paid off the principal balance and interest under the factoring facility on October 21, 2014.

(d)

On June 26, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $2,451,381 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 25, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

(e)	On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and an independent third party provided a guarantee with the land use rights and buildings pledged by Hebei Tengsheng as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank for $3,268,508 as of December 31, 2014. The loan matures on June 9, 2015 and bears a fixed interest rate of 11.88% per annum.

(f)	On August 19, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $817,127 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility expires on June 11, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

(g)

On November 20, 2014, the Company entered into a working capital loan agreement with the ICBC for $3,268,508 as of December 31, 2014. The loan bears an interest rate of 110% over the primary lending rate of the People’s Bank of China and was at 6.16% per annum at the time of funding. The loan matures on December 3, 2015. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates ledged by Hebei Tengsheng as collateral for the benefit of the bank.

As of December 31, 2014, there were guaranteed short-term borrowings of $3,268,508 and secured bank loans of $6,537,016. As of December 31, 2013, all short-term borrowings are secured bank loans. The factoring facility was secured by the Company’s accounts receivable in the amount of $3,730,123 and $3,272,528 as of December 31, 2014 and 2013, respectively.

The average short-term borrowing rates for the years ended December 31, 2014, 2013 and 2012 were approximately 7.71%, 6.68% and 7.82%, respectively.

Long-term loans from credit union

As of December 31, 2014 and 2013, loans payable to Rural Credit Union of Xushui County, amounted to $5,907,828 and $5,914,401, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for a total amount of $1,611,531 as of December 31, 2013. The loan is guaranteed by an independent third party. Interest payment was due quarterly and bore the rate of 0.72% per month. The loan matured on March 30, 2014. The entire balance is presented as current portion of long term loan from credit union in the consolidated balance sheet as of December 31, 2013. Because of the ongoing negotiation for renewing the loan, the Company did not repay the loan upon expiry. On April 16, 2014, the Company repaid the entire amount without any penalty. On the same day, the Company entered into another agreement with the Rural Credit Union of Xushui County for a total amount of $1,609,740 as of December 31, 2014. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance is due by various installments from June 21, 2014 to November 18, 2018. As of December 31, 2014, total outstanding loan balance was $1,609,740, with $65,370 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of five years, which is due on various scheduled installments between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $19,300,765 and $21,901,456 as of December 31, 2014 and 2013, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of December 31, 2014, the total outstanding loan balance was $4,298,088, with $81,713 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet. As of December 31, 2013, the total outstanding loan balance was $4,302,870, with $49,082 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2014, 2013 and 2012 were $1,031,163, $828,157 and $736,457, respectively

Shareholder Loans

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

The unsecured loan of Mr. Liu classified in current liabilities is interest bearing and the interest rate is equal to the rate established by the People’s Bank of China, which was 5.85% per annum as of December 31, 2012. The term is for three years and is due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu entered into another three-year term and extended the maturity date to December 31, 2015. The balance was $2,386,978 and $2,389,633 as of December 31, 2014 and 2013, respectively. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum. On December 10, 2014, Mr. Liu loaned additional unsecured loan of $9,805,924 to Orient Paper HB for working capital purpose with an annual interest rate 6% per annum. This loan will expire on December 10, 2017. As of December 31, 2014 and 2013, net amount due to Mr. Liu were $12,192,502 and $2,389,633, respectively.

The interest expenses incurred for the above related party loans are $194,692, $145,015 and $135,377 for the years ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014 and 2013, the Company borrowed $793,500 and $1,390,802, respectively, from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand and interest free. The Company repaid the entire balance by the end of fiscal year 2014 and 2013, respectively.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2014 and 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2014 and 2013 to translate the Chinese RMB to the U.S. Dollars are 6.1190:1 and 6.1122:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.1453:1, and 6.1943:1 for the years ended December 31, 2014 and 2013, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. It lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This amendment provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. It eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any material impact on the Company's consolidated financial statements.

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

Our audited financial statements for the fiscal years ended December 31, 2014 and 2013, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Orient Paper, Inc.

We have audited the accompanying consolidated balance sheets of Orient Paper, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, change in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, as of December 31, 2014, the Company had a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, The People’s Republic of China

March 25, 2015

ORIENT PAPER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 and 2013

	December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$3,891,473	$3,131,163
Restricted cash	8,873,999	2,454,108
Accounts receivable (net of allowance for doubtful accounts of $76,125 and $67,592 as of December 31, 2014 and 2013, respectively)	3,730,123	3,327,494
Inventories	7,139,599	11,428,405
Prepayments and other current assets	2,919,668	1,068,031
Assets held for sale	-	4,130,590
Deferred tax assets - current	-	413,537

Total current assets	26,554,862	25,953,328

Prepayment on property, plant and equipment	1,490,440	1,492,098
Property, plant, and equipment, net	208,213,198	178,535,259
Recoverable VAT	3,228,075	3,277,188
Deferred tax asset - non-current	281,010	268,329

Total Assets	$239,767,585	$209,526,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$9,805,524	$6,544,288
Current portion of long-term loans from credit union	147,083	1,660,613
Current portion of long-term loan from a related party	2,386,978	-
Current obligations under capital lease	12,258,488	8,264,795
Accounts payable	-	926,571
Notes payable	16,113,744	4,908,216
Security deposit from a related party	-	1,636,072
Due to a related party	227,900	64,546
Accrued payroll and employee benefits	492,765	498,010
Other payables and accrued liabilities	2,400,523	2,651,472
Income taxes payable	637,143	1,218,140

Total current liabilities	44,470,148	28,372,723

Loans from credit union	5,760,745	4,253,788
Loan from a related party	9,805,524	2,389,633
Deferred gain on sale-leaseback	695,389	1,160,271
Long-term obligations under capital lease	4,090,413	12,296,639

Total liabilities	64,822,219	48,473,054

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 20,316,400 and 18,753,900 shares issued and outstanding as of December 31, 2014 and 2013, respectively	20,316	18,754
Additional paid-in capital	49,218,982	46,909,543
Statutory earnings reserve	6,080,574	6,038,406
Accumulated other comprehensive income	17,021,165	17,146,308
Retained earnings	102,604,329	90,940,137

Total stockholders' equity	174,945,366	161,053,148

Total Liabilities and Stockholders' Equity	$239,767,585	$209,526,202

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

		Year Ended
	December 31,
	2014	2013	2012

Revenues	$137,041,447	$125,717,630	$151,116,806

Cost of Sales	(114,263,299)	(102,392,031)	(124,060,559)

Gross Profit	22,778,148	23,325,599	27,056,247

Selling, general and administrative expenses	(4,859,215)	(4,567,079)	(3,360,520)
Loss on impairment of assets	-	-	(2,762,349)
Gain from disposal of assets held for sale	203,620	-	-
(Loss) Gain from disposal of property, plant and equipment	(709,647)	84,972	45,288

Income from Operations	17,412,906	18,843,492	20,978,666

Other Income (Expense):
Interest income	149,783	90,260	30,674
Subsidy income	22,614	171,125	-
Interest expense	(1,446,439)	(995,694)	(871,834)

Income before Income Taxes	16,138,864	18,109,183	20,137,506

Provision for Income Taxes	(4,432,504)	(5,094,535)	(5,464,843)

Net Income	11,706,360	13,014,648	14,672,663

Other Comprehensive Income:
Foreign currency translation adjustment	(125,143)	4,818,869	884,872

Total Comprehensive Income	$11,581,217	$17,833,517	$15,557,535

Earnings Per Share:

Basic and Fully Diluted Earnings per Share	$0.61	$0.71	$0.79

Weighted Average Number of Shares
Outstanding - Basic and Fully Diluted	19,270,394	18,458,446	18,456,781

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income	Earnings	Total
Balance at December 31, 2011	18,350,191	18,350	45,758,020	5,863,442	11,442,567	64,443,064	127,525,443

Issuance of shares to officer and directors	109,584	110	377,955	-	-	-	378,065

Foreign currency translation adjustment	-	-	-	-	884,872	-	884,872

Transfer to statutory earnings reserve	-	-	-	100,518	-	(100,518)	-

Cash dividend paid	-	-	-	-	-	(692,242)	(692,242)

Net income for the year of 2012	-	-	-	-	-	14,672,663	14,672,663

Balance at December 31, 2012	18,459,775	$18,460	$46,135,975	$5,963,960	$12,327,439	$78,322,967	$142,768,801

Issuance of shares to officer and directors	297,000	297	789,723	-	-	-	790,020

Foreign currency translation adjustment	-	-	-	-	4,818,869	-	4,818,869

Transfer to statutory earnings reserve	-	-	-	74,446	-	(74,446)	-

Cancellation of certain director compensation shares	(2,875)	(3)	(16,155)	-	-	-	(16,158)

Cash dividend paid	-	-	-	-	-	(323,032)	(323,032)

Net income for the year of 2013	-	-	-	-	-	13,014,648	13,014,648

Balance at December 31, 2013	18,753,900	$18,754	$46,909,543	$6,038,406	$17,146,308	$90,940,137	$161,053,148

Issuance of shares	1,562,500	1,562	1,494,248	-	-	-	1,495,810

Issuance of warrants	-	-	815,191	-	-	-	815,191

Foreign currency translation adjustment	-	-	-	-	(125,143)	-	(125,143)

Transfer to statutory earnings reserve	-	-	-	42,168	-	(42,168)	-

Net income for the year of 2014	-	-	-	-	-	11,706,360	11,706,360

Balance at December 31, 2014	20,316,400	$20,316	$49,218,982	$6,080,574	$17,021,165	$102,604,329	$174,945,366

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year Ended
	December 31,
	2014	2013	2012

Cash Flows from Operating Activities:
Net income	$11,706,360	$13,014,648	$14,672,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,289,320	7,794,743	8,382,859
Loss (Gain) from impairment and disposal of property, plant and equipment	709,647	(84,972)	2,717,061
Gain from disposal of assets held for sale	(203,620)	-	-
Allowance for (Recovery from) bad debts	8,571	7,990	(19,631)
Stock-based expense for service received	-	773,862	378,065
Deferred tax	398,385	409,665	(941,207)
Changes in operating assets and liabilities:
Accounts receivable	(413,159)	(402,709)	1,029,978
Prepayments and other current assets	(1,799,514)	1,211,679	(295,763)
Inventories	4,257,805	4,105,876	(5,024,459)
Accounts payable	(921,580)	(117,308)	(1,771,968)
Notes payable	11,163,003	1,614,387	3,168,769
Accrued payroll and employee benefits	(4,950)	194,795	(17,306)
Other payables and accrued liabilities	(299,932)	1,599,375	453,546
Income taxes payable	(577,163)	(200,090)	(500,641)
Net Cash Provided by Operating Activities	32,313,173	29,921,941	22,231,966

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(39,207,768)	(64,566,785)	(16,278,952)
Refund of prepayment for purchase of property, plant and equipment	-	-	3,112,571
Proceeds from sale of assets held for sale	2,684,703	1,614,387	1,075,095
Proceeds from disposal of property, plant and equipment	241,714	2,589,919	175,593
Net Cash Used in Investing Activities	(36,281,351)	(60,362,479)	(11,915,693)

Cash Flows from Financing Activities:
Proceeds from issuing of common stock	2,311,002	-	-
Proceeds from related party loans	10,557,060	1,390,802	1,030,097
Repayment of related party loans	(793,500)	(1,390,802)	(1,230,097)
Proceeds from bank loans	11,366,410	10,703,389	5,941,441
Proceeds from sale-leaseback financing	-	24,215,811	-
Repayments of bank loans	(8,111,890)	(8,281,807)	(4,832,372)
Payment of capital lease obligation	(4,199,689)	(5,406,481)	-
Restricted cash	(6,395,131)	(807,194)	(1,584,384)
Dividend Paid	-	(323,032)	(692,242)
Net Cash Provided by (Used in) Financing Activities	4,734,262	20,100,686	(1,367,557)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,774)	330,727	26,126

Net Increase (Decrease) in Cash and Cash Equivalents	760,310	(10,009,125)	8,974,842

Cash and Cash Equivalents - Beginning of Period	3,131,163	13,140,288	4,165,446

Cash and Cash Equivalents - End of Period	$3,891,473	$3,131,163	$13,140,288

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$1,826,460	$708,089	$486,278
Cash paid for income taxes	$4,611,282	$4,884,961	$6,909,690

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

On October 29, 2007, pursuant to an agreement and plan of merger (the “Merger Agreement”), the Company acquired Dongfang Zhiye Holding Limited (“Dongfang Holding”), a corporation formed on November 13, 2006 under the laws of the British Virgin Islands, and issued the shareholders of Dongfang Holding an aggregate of 7,450,497 (as adjusted for a four-for-one reverse stock split effected in November 2009) shares of our common stock, which shares were distributed pro-rata to the shareholders of Dongfang Holding in accordance with their respective ownership interests in Dongfang Holding. At the time of the Merger Agreement, Dongfang Holding owned all of the issued and outstanding stock and ownership of Orient Paper HB and such shares of Orient Paper HB were held in trust with Zhenyong Liu, Xiaodong Liu and Shuangxi Zhao, for Mr. Liu, Mr. Liu and Mr. Zhao (the original shareholders of Orient Paper HB) to exercise control over the disposition of Dongfang Holding’s shares in Orient Paper HB on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of Orient Paper HB’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of Orient Paper HB’s shares. As a result of the merger transaction, Dongfang Holding became a wholly owned subsidiary of the Company, and Dongfang Holding’s wholly owned subsidiary, Orient Paper HB, became an indirectly owned subsidiary of the Company.

Dongfang Holding, as the 100% owner of Orient Paper HB, was unable to complete the registration of Orient Paper HB’s capital under its name within the proper time limits set forth under PRC law. In connection with the consummation of the restructuring transactions described below, Dongfang Holding directed the trustees to return the shares of Orient Paper HB to their original shareholders, and the original Orient Paper HB shareholders entered into certain agreements with Baoding Shengde Paper Co., Ltd. (“Orient Paper Shengde”) to transfer the control of Orient Paper HB over to Orient Paper Shengde.

On June 24, 2009, the Company consummated a number of restructuring transactions pursuant to which it acquired all of the issued and outstanding shares of Shengde Holdings Inc, a Nevada corporation. Shengde Holdings Inc was incorporated in the State of Nevada on February 25, 2009. On June 1, 2009, Shengde Holdings Inc incorporated Orient Paper Shengde, a limited liability company organized under the laws of the PRC. Because Orient Paper Shengde is a wholly-owned subsidiary of Shengde Holdings Inc, it is regarded as a wholly foreign-owned entity under PRC law.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To ensure proper compliance of the Company’s control over the ownership and operations of Orient Paper HB with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with Orient Paper HB and Orient Paper HB Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings Inc (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Orient Paper Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010). Orient Paper Shengde is mainly engaged in production and distribution of digital photo paper and is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Orient Paper Shengde shall provide exclusive technical, business and management consulting services to Orient Paper HB, in exchange for service fees including a fee equivalent to 80% of Orient Paper HB’s total annual net profits; (ii) Loan Agreement, which provides that Orient Paper Shengde will make a loan in the aggregate principal amount of $10,000,000 to Orient Paper HB Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of Orient Paper HB; (iii) Call Option Agreement, which generally provides, among other things, that Orient Paper HB Equity Owners irrevocably grant to Orient Paper Shengde an option to purchase all or part of each owner’s equity interest in Orient Paper HB. The exercise price for the options shall be RMB1 which Orient Paper Shengde should pay to each of Orient Paper HB Equity Owner for all their equity interests in Orient Paper HB; (iv) Share Pledge Agreement, which provides that Orient Paper HB Equity Owners will pledge all of their equity interests in Orient Paper HB to Orient Paper Shengde as security for their obligations under the other agreements described in this section. Specifically, Orient Paper Shengde is entitled to dispose of the pledged equity interests in the event that Orient Paper HB Equity Owners breach their obligations under the Loan Agreement or Orient Paper HB fails to pay the service fees to Orient Paper Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that Orient Paper HB Equity Owners shall irrevocably entrust a designee of Orient Paper Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of Orient Paper HB or with respect to any equity owner action to be taken in accordance with the laws and Orient Paper HB’s Articles of Association. The terms of the agreement are binding on the parties for as long as Orient Paper HB Equity Owners continue to hold any equity interest in Orient Paper HB. An Orient Paper HB Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Orient Paper Shengde. As the Company had controlled Orient Paper HB since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009, and continues to control Orient Paper HB through Orient Paper Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the years ended December 31, 2014, 2013 and 2012 were 96.48%, 96.05% and 95.91%, respectively. Orient Paper HB also accounted for 83.73% and 80.25% of the total assets of the Company as at December 31, 2014 and 2013 respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013, details of the Company’s subsidiaries and variable interest entities are as follows:

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

Liquidity and Going Concern

As of December 31, 2014, the Company had current assets of $26,554,862 and current liabilities of $44,470,148 (including amounts due to related parties of $3,376,120), resulting in a working capital deficit of approximately $17,915,286; while as of December 31, 2013, the Company had current assets of $25,953,328 and current liabilities of $28,372,723 (including amounts due to related parties of $2,266,961), resulting in a working capital deficit of approximately $2,419,395. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

On January 20, 2014, our Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Liu was approximately $761,242, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated financial statement as of December 31, 2014 (see Note (12) below).

On March 9, 2015, Mr. Zhenyong Liu agreed in writing to permit the Company to postpone the repayment of the related party loan of $2,386,978 which will expire at December 31, 2015. (see Note (10) below).

On January 21, 2015, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $227,900 and $64,546, which was recorded in other payables and accrued liabilities as part of the current liabilities as of December 31, 2014 and 2013, respectively.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO with an amount up to $19,611,048 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing.

Although management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months, there are no guarantees that these financial resources will be secured. Therefore, there is a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters. The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than RMB are converted into RMB at the applicable rates of exchange prevailing the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of income. The functional currency of Orient Paper and Shengde Holdings is United States dollars. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Translation in currencies other than United States dollars are converted into United States dollars at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains or losses are recognized in the consolidated statement of income.

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2014 and 2013 to translate the Chinese RMB to the U.S. Dollars are 6.11900:1, and 6.11220:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.14530:1, 6.19430:1 and 6.31160:1 for the years ended December 31, 2014, 2013 and 2012, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2014 and 2013, and revenues and expenses for the years ended December 31, 2014, 2013 and 2012. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, Orient Paper considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2014 and 2013, the balance of allowance for doubtful accounts was $76,125 and $67,592, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,
Allowance of doubtful accounts	2014	2013
Opening balance	$67,592	$57,643
Provision for the year	8,571	7,990
Exchange difference	(38)	1,959

Closing balance	$76,125	$67,592

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. No provision in inventories has been provided for the fiscal years 2014, 2013 and 2012.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company depreciates property, plant, and equipment using the straight-line method as follows:

Land use rights	Over the lease term
Building and improvements	30 years
Machinery and equipment	5-15 years
Vehicles	15 years

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2014 and 2013, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments; while long-term bank loans, loan from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2014, 2013 and 2012, Orient Paper made transfers to this reserve fund in the amounts of $42,168, $74,446, and $100,518, respectively. For the years ended December 31, 2014, 2013 and 2012, all transfers to statutory reserves were made by Orient Paper Shengde. The Company’s variable interest entity Orient Paper HB, which statutory reserve account has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) as of December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2014, 2013 and 2012.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil, $nil and $nil for the years ended December 31, 2014, 2013 and 2012.

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

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $6,457, $5,085 and $10,478 of advertising and promotion costs for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $20,276, $25,125 and $21,636 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company received the government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The reclassification of short-term or long-term liabilities is depended on the management's expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2014, 2013 and 2012, the Company received government subsidies of $22,614, $171,125 and $nil, which are recognized as subsidy income in the consolidated statements of income in that fiscal year.

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

Non-Recurring Fair Value Measurements

The Company reviews long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate the possibility of impairment. For the continuing operations, long-lived assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. For discontinued operations, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The fair value of these assets were determined using models with significant unobservable inputs which were classified as Level 3 inputs, primarily the discounted future cash flow.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash of $8,873,999 as of December 31, 2014 was presented for the cash deposited at the Bank of Hebei, Shanghai Pudong Development Bank (“SPD Bank”) and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks (see Note (11)). The restriction will be lifted upon the maturity of the notes payable from January 7, 2015 through April 23, 2015.

Restricted cash of $2,454,108 as of December 31, 2013 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (11)). The restriction was lifted upon the maturity of the notes payable from May 15 through June 19 during the year of 2014.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Raw Materials
Recycled paper board	$4,338,069	$8,004,988
Pulp	-	14,257
Recycled white scrap paper	1,212,588	1,791,873
Coal	497,038	573,799
Base paper and other raw materials	95,053	212,984
	6,142,748	10,597,901
Finished Goods	996,851	830,504
Totals	$7,139,599	$11,428,405

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Prepaid NYSE MKT annual fee	$7,500	$7,500
Recoverable VAT	250,000	500,000
Prepaid insurance	55,000	61,529
Prepayment for purchase of materials	1,910,643	8,180
Prepaid land lease	490,276	490,822
Others	206,249	-
Totals	$2,919,668	$1,068,031

(6) Prepayment on property, plant and equipment

As of December 31, 2014 and 2013, prepayment on property, plant and equipment consisted of $1,490,440 and $1,492,098, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 65,023 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2015.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Assets held for sale

As of December 31, 2013, assets held for sale in the amount of $4,130,590 represented the three employee dormitory buildings to be sold to a related party company controlled by our CEO. The sale was consummated on August 15, 2014 and a gain on disposal of approximately $203,620 was recognized during the year ended December 31, 2014. Please refer to Note (10) for the details of the related party transaction.

(8) Property, plant and equipment, net

As of December 31, 2014 and 2013, property, plant and equipment consisted of the following:

	December 31,
	2014	2013
Property, Plant, and Equipment:
Land use rights	$7,752,886	$7,761,511
Building and improvements	44,889,395	22,406,836
Machinery and equipment	121,332,310	121,088,942
Vehicles	706,548	683,051
Construction in progress	78,484,066	65,160,213
Totals	253,165,205	217,100,553
Less: accumulated depreciation and amortization	(44,952,007)	(38,565,294)
Property, Plant and Equipment, net	$208,213,198	$178,535,259

As of December 31, 2014 and 2013, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of December 31, 2014 and 2013. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment, which are recorded at the new cost of $25,964,790 and $25,993,677 as of December 31, 2014 and 2013, respectively. See “Financing with Sale-Leaseback” under Note (9), Loans Payable, for details of the transaction and asset collaterals. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the years ended December 31, 2014 and 2013, depreciation of Leased Equipment were $1,650,649 and $818,796, respectively. The accumulated depreciation of the Leases Equipment was $2,486,615 and $829,794 as of December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the gain realized on sale-leaseback transaction were $461,609 and $228,979, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-leaseback are $695,389 and $1,160,271 as of December 31, 2014 and 2013, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops, four warehouses and general infrastructure and administrative facilities in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in the second half of 2015. Upon completion, it will bring about an addition of $99,218,460 to the Company’s machinery and equipment. For the years ended December 31, 2014 and 2013, the amount of interest capitalized is $698,714 and $448,950, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013, certain property, plant and equipment of Orient Paper HB with net values of $19,300,765 and $21,901,456 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of December 31, 2014 and 2013, certain of the Company’s property, plant and equipment in the amount of $29,995 and $34,177 have been pledged for the facility obtained from Bank of Hebei. See “Notes Payable” under Note (11) for details. In addition, land use right with net values of $7,339,399 and $7,502,794 as of December 31, 2014 and 2013 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (9), Loans Payable, for details of the transaction and asset collaterals.

As of December 31, 2014 and 2013, essentially all production equipment of Orient Paper Shengde with net value of $33,287,324 and $36,134,038 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $8,289,320 and $7,794,743 for the years ended December 31, 2014 and 2013, respectively.

(9) Loans Payable

Short-term bank loans

		December 31, 2014	December 31, 2013
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,090,180
ICBC Loan 2	(b)	-	818,036
ICBC Loan 3	(c)	-	1,636,072
ICBC Loan 4	(d)	2,451,381	-
The Commercial Bank of the City of Zhangjiakou	(e)	3,268,508	-
ICBC Loan 5	(f)	817,127	-
ICBC Loan 6	(g)	3,268,508	-
Total short-term bank loans		$9,805,524	$6,544,288

(a)

On September 2, 2013, the Company entered into a working capital loan agreement with the ICBC for $4,090,180 as of December 31, 2013, for which $818,036 was paid on June 5, 2014 and $3,272,144 was paid on August 15, 2014. The loan bore an interest rate of 115% of the primary lending rate of the People’s Bank of China and was at 6.9% per annum at the time of funding. The Company paid off the principal balance and interest by August 15, 2014.

Concurrent with the signing of the working capital loan agreement, the Company also entered into an agreement with the ICBC, which provided account management services to the Company during the terms of the underlying loan. The working capital loan was guaranteed by Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”) with the land use right on our Headquarters Compound pledged by Hebei Fangsheng as collateral for the benefit of the bank. The land use right on our Headquarters Compound was acquired by Hebei Fangsheng from the Company on August 9, 2013 (see Note (10) for the related party transaction). Hebei Fangsheng is controlled by the Company’s CEO.

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

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provided accounts receivable management services to the Company during the terms of the underlying factoring facility. The factoring facility was personally guaranteed by the Company’s CEO.

(c)	On December 3, 2013, the Company obtained from the ICBC an accounts receivable factoring facility with a maximum credit limit of $1,636,072 as of December 31, 2013. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The term of the factoring facility expires on October 21, 2014 and carries an interest rate of 6.6% per annum, or 10% plus the prime rate for the loan set forth by the People’s Bank of China at the time of funding. The Company paid off the principal balance and interest under the factoring facility on October 21, 2014.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)

On June 26, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $2,451,381 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 25, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

(e)

On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and an independent third party provided a guarantee with the land use rights and buildings pledged by Hebei Tengsheng as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank for $3,268,508 as of December 31, 2014. The loan expires on June 9, 2015 and bears a fixed interest rate of 11.88% per annum.

(f)	On August 19, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $817,127 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 11, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

(g)	On November 20, 2014, the Company entered into a working capital loan agreement with the ICBC for $3,268,508 as of December 31, 2014. The loan bears an interest rate of 110% over the primary lending rate of the People’s Bank of China and was at 6.16% per annum at the time of funding. The loan will expire on December 3, 2015. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

As of December 31, 2014, there were guaranteed short-term borrowings of $3,268,508 and secured bank loans of $6,537,016. As of December 31, 2013, all short-term borrowings are secured bank loans. The factoring facility was secured by the Company’s accounts receivable in the amount of $3,730,123 and $3,272,528 as of December 31, 2014 and 2013, respectively.

The average short-term borrowing rates for the years ended December 31, 2014, 2013 and 2012 were approximately 7.71%, 6.68% and 7.82%, respectively.

Long-term loans from credit union

As of December 31, 2014 and 2013, loans payable to Rural Credit Union of Xushui County, amounted to $5,907,828 and $5,914,401, respectively.

On March 31, 2011, the Company entered into a three-year term loan agreement with Rural Credit Union of Xushui County for an amount that is $1,611,531 as of December 31, 2013. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month, which was due on March 30, 2014. The entire balance is presented as current portion of long term loan from credit union in the consolidated balance sheet as of December 31, 2013. Because of the ongoing negotiation for renewing the loan, the Company did not repay the loan upon expiry. On April 16, 2014, the Company repaid the entire amount without any penalty. On the same day, the Company entered into another agreement with the Rural Credit Union of Xushui County for an amount that is $1,609,740 as of December 31, 2014. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance would be repayable by various installments from June 21, 2014 to November 18, 2018. As of December 31, 2014, total outstanding loan balance was $1,609,740 with $65,370 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $19,300,765 and $21,901,456 as of December 31, 2014 and 2013, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of December 31, 2014, the total outstanding loan balance was $4,298,088, with $81,713 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet. As of December 31, 2013, the total outstanding loan balance was $4,302,870, with $49,082 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2014, 2013 and 2012 were $1,031,163, $828,157 and $736,457, respectively.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.35 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. The balance of the long-term obligations under capital lease were $4,090,413 and $12,296,639 as of December 31, 2014 and 2013, which is net of its current portion in the amount of $12,258,488 and $8,264,795, respectively.

Total interest expenses for the sale-leaseback arrangement for years ended December 31, 2014 and 2013 were $919,298 and $471,472, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term of three years and as an offset to depreciation of the Leased Equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,339,399 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $33,287,324 and $36,134,038 as of December 31, 2014 and 2013, respectively.

The future minimum lease payments of the capital lease as of December 31, 2014 were as follows:

December 31,	Amount
2015	$12,882,597
2016	4,213,362
17,095,959
Less: unearned discount	(747,058)
16,348,901
Less: Current portion of obligation under capital lease, net	(12,258,488)
Long-term obligation under capital lease, net	$4,090,413

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Related Parties Transactions

The Company’s CEO loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. The balance was $2,386,978 and $2,389,633 as of December 31, 2014 and 2013, respectively. The unsecured loan carries an annual interest rate based on the People’s Bank of China at the time of the renewal and was set at 6.15% per annum. The entire balance is presented as current portion of long term loan from a related party in the consolidated balance sheet as of December 31, 2014.

On December 10, 2014, Mr. Liu loaned $9,805,924 to Orient Paper HB for working capital purpose with an annual interest rate based on the People’s Bank of China at the time of the receipt and was set at 6% per annum. The unsecured loan will expire on December 10, 2017. As of December 31, 2014 and 2013, total amount of loans due to Mr. Liu were $12,192,502 and $2,389,633, respectively.

The interest expenses incurred for above related party loans are $194,692, $145,015 and $135,377 for the years ended December 31, 2014, 2013 and 2012, respectively. On January 20, 2015, our CEO agreed in writing to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $761,242 and $672,133, which was recorded in other payables and accrued liabilities (see Note (12) below) as part of the current liabilities as of December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company borrowed $793,500, $1,390,802 and $1,030,097, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

Sale of Headquarters Compound Real Properties to a Related Party

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash of approximately $2.77 million, $1.15 million, and $4.28 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $163,425 (RMB1,000,000). On January 21, 2015, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $227,900 and $64,546, which was recorded in other payables and accrued liabilities as part of the current liabilities as of December 31, 2014 and 2013, respectively.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was based on a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agreed to set the sale price of the Dormitories at the Company’s original construction cost of $4.28 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.61 million.

As a condition for the sale of the Dormitories, Hebei Fangsheng acted as the agent for the Company, which does not have the qualification to sell residential housing units in China, and sold all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng did not seek any profit from the resale of the Dormitories units and allowed the Company to inspect the books and records of the sale after the completion of the resale of the Dormitories units to ensure the objectives are achieved.

Sales of the LUR and the Industrial Buildings were completed in year 2013. Sales of the dormitories, which was classified as assets held for sale as of December 31, 2013, was consummated on August 15, 2014 with a gain on disposal of approximately $203,620 recognized during the year ended December 31, 2014.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land Use Right Pledged by Hebei Fangsheng

Independent from the above related party sale transaction, on March 3, 2014, Hebei Fangsheng entered into a Collateral Agreement with SPD Bank in connection with the Company’s bank acceptance note obtained from the SPD Bank (see Note (11) below). Under the Collateral Agreement, Hebei Fangsheng pledged certain land-use-right on a parcel of land located in Wei County, Hebei for the benefit of the SPD Bank as collateral to secure the credit facility of the bank acceptance note during the period of March 3, 2014 and March 2, 2016. As explained above, Hebei Fangsheng is controlled by the Company’s CEO.

(11) Notes payable

As of December 31, 2014, the Company had eleven bank acceptance notes that totaled of $1,405,458, $6,537,016 and $8,171,270, respectively, from Bank of Hebei, SPD Bank and the Commercial Bank of the City of Zhangjiakou, respectively, to one of its major suppliers for settling purchase of raw materials. These acceptances notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from these three banks as well as the restricted bank deposit of $8,873,999 in these three banks as mentioned in Note (3). In particular, the banking facility obtained from Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $29,995 and guaranteed by the Company’s CEO and Hebei Fangsheng and two independent third parties. The banking facility obtained from SPD Bank was secured by land use right from a related party as mentioned in Note (10). The banking facility obtained from the Commercial Bank of the City of Zhangjiakou was guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company as mentioned in Note (9). The bank acceptance notes from those three banks bear interest rate at nil% per annum and 0.05% of notes amount as handling change. They will become due and payable on various dates starting from January 7, 2015 to April 23, 2015.

As of December 31, 2013, the Company had three bank acceptance notes from Bank of Hebei to one of its major suppliers for a total amount of $4,908,216 for settling purchase of raw materials. An amount equal to $2,454,108 is under the banking facility obtained from Bank of Hebei in November 13, 2013, while the remaining portion, amount of $2,454,108 are secured with a restricted bank deposit as mentioned in Note (3). The banking facility obtained from Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $34,177, and guaranteed by the Company’s CEO and two independent third parties. The bank acceptance notes bear interest rate at nil% per annum and 0.05% of notes amount as handling change. They will become due and payable on various dates starting from May 15 through June 19 during the year of 2014.

(12) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,
	2014	2013
Accrued electricity	$334,212	$372,726
Accrued professional fees	-	58,000
Value-added tax payable	841,556	940,400
Accrued interest to a related party	761,242	566,343
Accrued bank loan interest	-	380,022
Advance from customer	-	11,453
Insurance premium payable	-	62,348
Payable for purchase of equipment	244,050	-
Others	219,463	260,180
Totals	$2,400,523	$2,651,472

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

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Stock warrants

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock. The warrants have an exercise price of $1.70 per share. These warrants are exercisable immediately upon issuance on September 3, 2014 and have a term of exercise equal to five years from the date of issuance till September 2, 2019. The fair value of these shares amounted to $780,000, is classified as equity.

The fair value of the warrants issued was estimated by using the Binominal pricing model with the following assumptions:

Terms of warrants	5 years
Expected volatility	72.0%
Risk-free interest rate	1.69%
Expected dividend yield	0.81%

In connection with the Offering, the Company issued warrants to its placement agent of this Offering, which can purchase an aggregate of up to 2.50% of the aggregate number of shares of common stock sold in the Offering, i.e. 39,062 shares. These warrants have substantially the same terms as the warrants issued to purchaser in the Offering, except that the exercise price is $2.00 per share and the expiration date is from September 3, 2014 to June 26, 2019. The fair value of these shares amounted to $35,191, is classified in the equity to net off the proceeds from the issuance of the shares and warrants.

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

A summary of stock warrant activities is as below:

Year ended December 31, 2014
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	-	-
Issued during the period	820,312	$1.71
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

No warrants were issued, exercised, cancelled or expired during the year ended December 31, 2013. The weighted average fair value of warrants granted for the period ended December 31, 2014 was $0.99 per share. The total intrinsic value of warrants exercised for the period ended December 31, 2014 was $nil. As of December 31, 2014, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Earnings Per Share

The basic and diluted net income per share are calculated as follows:

		Year Ended
	December 31,
	2014	2013	2012
Basic income per share
Net income for the year - numerator	$11,706,360	$13,014,648	$14,672,663
Weighted average common stock outstanding - denominator	19,270,394	18,458,446	18,456,781
Net income per share	$0.61	$0.71	$0.79

Diluted income per share
Net income for the year - numerator	$11,706,360	$13,014,648	$14,672,663
Weighted average common stock outstanding - denominator	19,270,394	18,458,446	18,456,781
Effect of dilution
Warrant	-	-	-
Weighted average common stock outstanding - denominator	19,270,394	18,458,446	18,456,781
Diluted income per share	$0.61	$0.71	$0.79

For the years ended December 31, 2012 and 2013, there were no securities with dilutive effect issued and outstanding. For the year ended December 31, 2014, 820,312 shares related to warrants are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the year ended December 31, 2014 were lower than the warrants exercise price.

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

The provisions for income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended
	December 31,
	2014	2013	2012
Provision for Income Taxes
Current Tax Provision – PRC	$4,034,119	$4,684,870	$6,406,050
Deferred Tax Provision – PRC	398,385	409,665	(941,207)
Total Provision for Income Taxes	$4,432,504	$5,094,535	$5,464,843

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, Orient Paper, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $3,649,541, $3,403,740 and $3,146,156 for U.S. income tax purposes for the years ended December 31, 2014, 2013 and 2012, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, during the period of 2029 through 2034. Management believes that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management will review this valuation allowance periodically and make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2014	2013
Deferred tax assets (liabilities) – current:
Depreciation and amortization of property, plant and equipment	$-	$139,805
Impairment of property, plant and equipment	-	225,656
Miscellaneous	-	48,076
Total deferred tax asset – current, net	$-	$413,537

Deferred tax assets (liabilities) – non-current
Depreciation and amortization of property, plant and equipment	$(1,248)	$31,446
Impairment of property, plant and equipment	308,175	261,805
Miscellaneous	(25,917)	(24,922)
Net operating loss carryover for U.S. income tax purposes	2,000,539	1,445,755
Total deferred tax assets – non-current	2,281,549	1,714,084
Less: Valuation allowance	(2,000,539)	(1,445,755)
Total deferred tax assets – non-current, net	$281,010	$268,329

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company's effective tax rate as of:

	Year ended
	December 31,
	2014	2013	2012
PRC Statutory rate	25.0%	25.0%	25.0%
Effect of different tax jurisdiction	(0.8)	(1.1)	(0.6)
Effect of expenses not deductible for PRC tax purposes	-	1.5	-
Effect of income not taxable for PRC tax purposes	0.1	-	0.3
Under provision in previous year	0.1	-	-
Change in valuation allowance	3.1	2.7	2.4
Effective income tax rate	27.5%	28.1%	27.1%

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $114,158,370 and $100,959,070 as of December 31, 2014 and 2013 respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

The Company does not believe that its future dividend policy and the available U.S. tax deductions and NOLs will cause the Company to recognize any substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believes that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

During the years ended December 31, 2014, 2013 and 2012, the effective income tax rate was estimated by the Company to be 27.5%, 28.1% and 27.1%, respectively. The effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2014 and 2013, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(17) Stock Incentive Plans

Issuance of common stock pursuant to the 2011 Incentive Stock Plan and 2012 Incentive Stock Plan

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 Incentive Stock Plan of Orient Paper, Inc. (the “2011 ISP”) as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. No stock or option was issued under the 2011 ISP until January 2, 2012, when the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company when the stock was at $3.45 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $378,065 as of the date of issuance.

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan of Orient Paper, Inc. (the “2012 ISP”) as previously adopted by the Board of Directors on July 4, 2012. Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP's administration.

On December 31, 2013, the Compensation Committee granted restricted common shares of 297,000, out of which 265,416 shares were granted under the 2011 ISP and 31,584 shares under the 2012 ISP, to certain officers, directors and employees of the Company when the stock was at $2.66 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $790,020 as of the date of grant. No stock or option was issued under the 2012 ISP subsequently.

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

(18) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $19,611 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $588,331 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (10) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $163,425 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years while looking for a new location to relocate its offices and the digital photo paper operations currently located in the headquarters compound.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments are as follows:

Year Ended December 31,	Amount
2015	$771,368
2016	703,274
2017	607,942
2018	607,942
2019	607,942
Thereafter	4,353,654
Total operating lease payments	$7,652,122

Capital commitment

As of December 31, 2014, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $24,561,228 and $51,673,158 as of December 31, 2014 and 2013, respectively. The Company expected to pay off all the balances within 1 year.

(19) Segment Reporting

Since March 10, 2010, Orient Paper Shengde started its operations and thereafter the Company manages its operations through two business operating segments: Orient Paper HB, which produces offset printing paper and corrugating medium paper, and Orient Paper Shengde, which produces digital photo paper. They are managed separately because each business requires different technology and marketing strategies.

The Company evaluates performance of its operating segments based on net income. Administrative functions such as finance, treasury, and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments based on gross revenue generated. The operating segments do share facilities in Xushui County, Baoding City, Hebei Province, China. All sales were sold to customers located in the PRC.

Summarized financial information for the two reportable segments is as follows:

	Year Ended
	December 31, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$133,967,031	$4,829,046	$-	$(1,754,630)	$137,041,447
Gross Profit	20,401,820	2,376,328	-	-	22,778,148
Depreciation and amortization	5,467,593	2,821,727	-	-	8,289,320
Interest income	145,590	4,193	-	-	149,783
Interest expense	1,446,439	-	-	-	1,446,439
Income tax expense	4,337,424	95,080	-	-	4,432,504
Net Income (Loss)	11,299,155	1,900,145	(1,492,940)	-	11,706,360
Total Assets	200,764,663	38,914,243	88,679	-	239,767,585

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$120,747,633	$4,969,997	$-	$-	$125,717,630
Gross Profit	22,318,739	1,006,860	-	-	23,325,599
Depreciation and amortization	6,828,970	965,773	-	-	7,794,743
Interest income	86,168	4,009	83	-	90,260
Interest expense	995,694	-	-	-	995,694
Income tax expense	4,845,970	248,565	-	-	5,094,535
Net Income (Loss)	14,604,244	638,031	(2,227,627)	-	13,014,648
Total Assets	168,149,877	41,264,704	111,621	-	209,526,202

	Year Ended
	December 31, 2012
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$144,928,792	$6,188,014	$-	$-	$151,116,806
Gross Profit	25,616,670	1,439,577	-	-	27,056,247
Depreciation and amortization	6,553,120	1,829,739	-	-	8,382,859
Impairment	2,762,349	-	-	-	2,762,349
Interest income	25,950	4,634	90	-	30,674
Interest expense	867,561	-	4,273	-	871,834
Income tax expense	5,129,304	335,539	-	-	5,464,843
Net Income (Loss)	15,109,345	965,444	(1,402,126)	-	14,672,663

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Concentration and Major Customers and Suppliers

For the years ended December 31, 2014, 2013 and 2012, the Company had no single customer contributed over 10% of total sales.  For the year ended December 31, 2014, the Company had three major suppliers accounted for 62%, 14% and 9% of total purchases. For the year ended December 31, 2013, the Company had three major suppliers accounted for 75%, 10% and 7% of total purchases. For the year ended December 31, 2012, the Company had two major suppliers accounted for 77% and 8% of total purchases.

(21) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its temporary cash investments in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (FDIC) of the United States. The Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2014 and 2013, respectively.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. It eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any material impact on the Company's consolidated financial statements.

(24) Subsequent Event

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO with an amount up to $19,611,048 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2014 and 2013 is as follows:

	Quarter
2014	First	Second	Third	Fourth
Revenues	$25,753,864	$37,836,265	$40,754,205	$32,697,113
Gross Profit	4,670,836	6,121,007	6,410,848	5,575,457
Income from Operations	3,761,920	5,131,707	4,929,301	3,589,978
Net income	2,533,294	3,572,107	3,372,944	2,228,015
Net income per share:
Basic	$0.13	$0.19	$0.18	$0.11
Diluted	$0.13	$0.19	$0.18	$0.11

	Quarter
2013	First	Second	Third	Fourth
Revenues	$19,746,656	$33,038,512	$37,686,114	$35,246,348
Gross Profit	1,630,237	6,098,395	8,435,814	7,161,153
Income from Operations	743,071	5,211,839	7,563,522	5,325,060
Net income	303,055	3,656,136	5,534,844	3,520,613
Net income per share:
Basic	$0.02	$0.20	$0.30	$0.19
Diluted	$0.02	$0.20	$0.30	$0.19

(26) Condensed Financial Information of the Parent Company

The condensed financial statements of Orient Paper Inc. (“ONP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $52,649,848 and $52,666,026 as of December 31, 2014 and 2013, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$26,179	$42,592
Prepayments and other current assets	62,500	69,029

Total current assets	88,679	111,621

Investment in subsidiaries	176,732,554	163,658,397

Total Assets	$176,821,233	$163,770,018

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Inter-company payable	$1,875,867	$2,544,855
Accrued payroll and employee benefit	-	51,667
Accrued liabilities	-	58,000
Insurance premium payable	-	62,348

Total current liabilities	1,875,867	2,716,870

Total liabilities	1,875,867	2,716,870

Total stockholders' equity	174,945,366	161,053,148

Total Liabilities and Stockholders' Equity	$176,821,233	$163,770,018

CONDENSED STATEMENTS OF INCOME

	Year Ended
	December 31,
	2014	2013	2012

Operating expenses
Selling, general and administrative expenses	$1,492,940	$2,227,711	$1,397,943
Loss from Operations	(1,492,940)	(2,227,711)	(1,397,943)
Equity in earnings of unconsolidated subsidiaries	13,199,300	15,242,276	16,074,789
Other Income (Expense)	-	83	(4,183)
Income before Income Taxes	11,706,360	13,014,648	14,672,663
Provision for Income Taxes		-	-
Net Income	$11,706,360	$13,014,648	$14,672,663

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2014	2013	2012
Net Cash (Used in) Provided by Operating Activities	$(1,658,426)	$365,720	$546,760

Net Cash Used in Investing Activities	-	-	-

Net Cash Provided by (Used in) Financing Activities	1,642,013	(323,032)	(692,242)

Net (Decrease) Increase in Cash and Cash Equivalents	(16,413)	42,688	(145,482)

Cash and Cash Equivalents - Beginning of Period	42,592	(96)	145,386

Cash and Cash Equivalents - End of Period	$26,179	$42,592	$(96)

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Jing Hao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

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

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2014.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	51	Chief Executive Officer and Chairman of the Board
Jing Hao	31	Chief Financial Officer
Dahong Zhou	35	Secretary
Marco Ku Hon Wai	40	Director
Wenbing Christopher Wang	43	Director
Fuzeng Liu	65	Director
Zhaofang Wang	59	Director

We have two classes of directors with each class elected in a different calendar year from the calendar year in which the other class of directors are elected. All directors are elected for a two-year term. The directors initially elected in Class I, Marco Ku Hon Wai and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2016 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The directors initially elected in Class II, Zhenyong Liu, Fuzeng Liu and Zhaofang Wang will serve until the annual meeting of stockholders in 2015 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Zhenyong Liu . Mr. Zhenyong Liu became a member of the Board of Directors, and was appointed as Chairman of the Board of Directors on November 30, 2007. Mr. Liu has also served as the Company's Chief Executive Officer since November 16, 2007, and serves as Chairman of Hebei Baoding Orient Paper Milling Company Limited (Orient Paper HB), a position he has held since 1996. From 1990 to 1996, he served as Plant Director of Xinxin Paper Milling Factory in Xushui County. Mr. Liu served as General Manager of the East Central Household Appliance Purchases and Supply Station from 1980 to 1989.

Jing Hao. Ms. Jing Hao was appointed as our Chief Financial Officer on November 3, 2014. Ms. Hao previously served as the Company’s Chief Financial Officer between November 2007 and April 2009. In addition, Ms. Hao has served as Chief Financial Officer of Hebei Baoding Orient Paper Milling Company Limited (Orient Paper HB) since 2006. Prior to that, she was Manager of Finance for Orient Paper HB from 2005 to 2006.

Dahong Zhou.  Ms. Dahong Zhou was appointed as our Secretary on November 16, 2007. Ms. Zhou also serves as Executive Manager of Hebei Baoding Orient Paper Milling Company Limited (Orient Paper HB), a position she has held since 2006.

Marco Ku Hon Wai.  Mr. Marco Ku Hon Wai has served on the Board of Directors since November 3, 2014. Mr. Ku is the founder of Sensible Investment Company Limited, an investment consulting firm based in Hong Kong founded in 2013. He was previously Chief Financial Officer of China Marine Food Group Limited (OTC: CMFO) from July 2007 to October 2013. Prior to his position at China Marine Food Group Limited, Mr. Ku co-founded KISS Catering Group, a food and beverage business in Beijing from October 2005 to April 2007. Mr. Ku worked at KPMG LLP from 1996 to 2000, where his last held position was Assistant Manager. Mr. Ku received a bachelor’s degree in finance from the Hong Kong University of Science and Technology in 1996, and is currently a fellow member of the Hong Kong Institute of Certified Public Accountants.

Wenbing Christopher Wang.  Mr. Wenbing Christopher Wang has served on the Board of Directors since October 28, 2009. Mr. Wang has also been serving as President and Director of Fushi Copperweld, Inc. (“Fushi”) since January 21, 2008.  Mr. Wang served as Fushi’s Chief Financial Officer from December 13, 2005 to August 31, 2009. Prior to Fushi, Mr. Wang worked for Redwood Capital, Inc., China Century Investment Corporation, Credit Suisse First Boston and VCChina in various capacities.  Fluent in both English and Chinese, Mr. Wang holds a master’s degree in business administration and finance and corporate accounting from Simon Business School of University of Rochester.  Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine.

Zhaofang Wang.  Ms. Zhaofang Wang has served on the Board of Directors since October 28, 2009.  Ms. Wang has served as Director of Research and Development at the China National Pulp & Paper Research Institute, a national research and higher education institution in the PRC, since November 2005.  From October 1999 to October 2005, Ms. Wang served as Director of the Department of Urban Development with the Ministry of Housing and Urban-Rural Development.  Ms. Wang, a certified senior economist, received a bachelor’s degree in economic management from Beijing University, Guanghua School of Management.

Fuzeng Liu. Mr. Fuzeng Liu has been a member of the Board of Directors since November 30, 2007.  Mr. Liu has also served as Vice President of Orient Paper HB since 2002.  Previously, he served as Deputy Secretary of the Traffic Bureau of Xushui County from 1992 to 2002 and as Party Secretary of Dayin Town, Xushui County from 1988 to 1992.Mr. Liu also served as Head of the Cuizhuang Town, Xushui County from 1984 to 1988.  From 1977 to 1984, Mr. Liu worked at the committee office of Xushui County.

The Board of Directors believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board of Directors.  When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills.  Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.  Some of our directors have served in our operating entity, Hebei Baoding Orient Paper Milling Company Limited, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors.  Members of the Board of Directors are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our Board of Directors has three committees - the Audit Committee, the Compensation Committee and the Nominating Committee.  The Audit Committee is comprised of Marco Ku Hon Wai, Wenbing Christopher Wang and Zhaofang Wang, with Mr. Ku serving as chairman.  The Compensation Committee is comprised of Marco Ku Hon Wai, Wenbing Christopher Wang and Zhaofang Wang, with Ms. Zhaofang Wang as chairwoman.  The Nominating Committee is comprised of Marco Ku Hon Wai, Wenbing Christopher Wang and Zhaofang Wang, with Mr. Wenbing Christopher Wang as chairman.

Our Audit Committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor.  Our Board of Directors has determined that both Mr. Marco Ku Hon Wai and Mr. Wenbing Christopher Wang qualify as audit committee financial experts and as having the accounting or financial management expertise as required under NYSE Rule 303A.07(a).  Our Board of Directors has also adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.  A copy of the audit committee’s current charter is available at the our corporate website at http://www.orientpaperinc.com/images/Audit%20Committee%20Charter.pdf

The Compensation Committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the Board of Directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.  The Compensation Committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers.   A copy of the compensation committee’s current charter is available at our corporate website at http://www.orientpaperinc.com/images/Compensation%20Committee%20Charter.pdf

The Nominating Committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally.  A copy of the nominating committee’s current charter is available at our corporate website at http://www.orientpaperinc.com/images/Nominating%20Committee%20Charter.pdf

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available at our corporate website at http://www.orientpaperinc.com/images/The%20Code%20of%20Business%20Ethics%20and%20Conduct.pdf

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2014:

Board of Directors	9
Audit Committee	4
Compensation Committee	1
Nominating Committee	1

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

With the exception of one director, each director attended at least 75% of the total number of meetings of the Board of Directors and those committees on which he served during the year.

Directors or Executive Officers involved in Bankruptcy or Criminal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

●	been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure and Role in Risk Oversight

Mr. Zhenyong Liu is our chairman and chief executive officer.  At the advice of other members of the management or the Board, Mr. Liu calls meetings of the Board of Directors when necessary.  We have three independent directors.  Our Board of Directors has three standing committees, each of which is comprised solely of independent directors with a committee chair.  The Board of Directors believes that the Company’s chief executive officer is best situated to serve as chairman of the Board of Directors because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy.  In addition, having a single leader eliminates the potential for confusion and provides clear leadership for the Company.  We believe that this leadership structure has served the Company well. Our Board of Directors has overall responsibility for risk oversight.  The Board of Directors has delegated responsibility for the oversight of specific risks to Board committees as follows:

●	The Audit Committee oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

●	The Compensation Committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees.

●	The Nominating Committee oversees risks related to the Company’s governance structure and processes.

Our Board of Directors is responsible to approve all related party transactions according to our Code of Ethics. We have not adopted written policies and procedures specifically for related person transactions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2014, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2014, 2013 and 2012 by each person who served as principal executive officer, principal financial officer, and secretary during 2014.

						Non-Equity
						Incentive
Name and				Stock	Option	Plan
Principal		Salary	Bonus	Awards(3)	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu, Chairman, CEO	2014	$39,055	-	$-	-	-	$39,055
	2013	$38,745	-	$212,800	-	-	$251,545
	2012	$32,135	-	$152,925	-	-	$185,060

Winston C. Yen Former CFO (1)	2014	$110,000	-	$-	-	-	$110,000
	2013	$120,000	-	$53,200	-	-	$173,200
	2012	$120,000	-	$93,712	-	-	$213,712

Jing Hao CFO (2)	2014	$7,550	-	$-	-	-	$7,550

Dahong Zhou, Secretary	2014	$3,179	-	$-	-	-	$3,179
	2013	$5,812	-	$10,640	-	-	$16,452
	2012	$4,604	-	$-	-	-	$4,604

(1)	On November 1, 2014, Mr. Winston C. Yen submitted his resignation from the position of chief financial officer of the Company, effective immediately.

(2)	On November 3, 2014, the Board of the Company appointed Ms. Jing Hao to the position of Chief Financial Officer of the Company and serve in accordance with the Bylaws of the Company and until her successor has been elected and has qualified, or until her earlier resignation, removal or death.

(3)	The value of the Stock Award is determined by multiplying the number of restricted shares issued by the quoted closing price of the Company’s common stock on the date of the award, which was $2.66 as of December 31, 2013 and $3.45 as of January 12, 2012.

Employment Agreements

Mr. Zhenyong Liu receives a monthly salary of RMB 20,000 (approximately $3,273). On January 11, 2012, the Company awarded its CEO Mr. Zhenyong Liu 44,326 shares of restricted common stock. These shares of common stock are issued out of the 2011 Incentive Stock Program and are valued at $3.45 per share, based on the closing price on the date of the stock issuance. On December 31, 2013, the Company awarded its CEO Mr. Zhenyong Liu with another restricted stock from the remaining 2011 ISP and 2012 ISP for 80,000 shares, at the value of $2.66 per share.

Ms. Hao began receiving a monthly salary of RMB 20,000 (approximately $3,273) in January 2015.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012:

						Non-Equity
						Incentive
Name and				Stock	Option	Plan
Principal		Salary	Bonus	Awards	Awards	Compen-	Total
Position	Year	($)	($)	($)	($)	sation($)	($)
Fuzeng Liu Director	2014	$8,201	-	$-	-	-	$8,201
	2013	$8,039	-	$13,300	-	-	$21,339
	2012	$7,297	-	$-	-	-	$7,297

Marco Ku Hon Wai Director	2014	$3,360	-	$-	-	-	$3,360

Wenbing Christopher Wang	2014	$20,000	-	$-	-	-	$20,000
Director	2013	$20,000	-	$13,300	-	-	$33,300
	2012	$20,000	-	$54,579	-	-	$74,579

Zhaofang Wang Director	2014	$8,136	-	$-	-	-	$8,136
	2013	$8,071	-	$-	-	-	$8,071
	2012	$7,922	-	$-	-	-	$7,922

Effective November 1, 2014, the Company entered into an one-year term appointment letter with Marco Ku Hon Wai.  Pursuant to the agreement, Mr. Ku was appointed our director and shall receive an annual salary of $20,000, payable on a monthly basis.  In addition, the Company will issue to Mr. Ku 7,500 shares of its common stock, par value $0.001, under the Company’s stock incentive plan. Mr. Ku will be reimbursed for his out-of-pocket expenses incurred in connection with his service to the Company.

Effective October 28, 2009, Mr. Wenbing Christopher Wang has served as our director and has received an annual salary of $20,000, payable on a monthly basis.  Mr. Wang also received 4,000 shares of common stock, which represents $20,000 divided by the closing price of the common stock on October 28, 2009, with piggyback registration rights subordinate to any investors in any past or present private placement of securities.

Effective October 28, 2009, Ms. Zhaofang Wang has served as our director and has received an annual salary of RMB 50,000, payable on a monthly basis.

On January 11, 2012, the Company awarded its independent director Mr. Wenbing Christopher Wang 15,820 shares of restricted common stock, respectively. These shares of common stock are issued out of the 2011 Incentive Stock Program and are valued at $3.45 per share, based on the closing price on the date of the stock issuance. On December 31, 2013, the Company awarded Mr. Wang with another restricted stock from the remaining 2011 ISP and 2012 ISP for 5,000 shares, at the value of $2.66 per share.

Other than the appointment letters described above, there are no understandings or arrangements between Mr. Ku, Mr. Wang, or Ms. Wang and any other person pursuant to which Mr. Ku, Mr. Wang, or Ms. Wang was appointed as a director.  Mr. Ku, Mr. Wang, and Ms. Wang do not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

On December 31, 2013, Mr. Fuzeng Liu received 5,000 shares of restricted common stock from our 2011 and 2012 ISPs.

The value of the Stock Award is determined by multiplying the number of restricted shares issued by the quoted closing price of the Company’s common stock on the date of the award, which was $2.66 as of December 31, 2013 and $3.45 as of January 12, 2012.

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2014 or options outstanding as of December 31, 2014.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of December 31, 2014.

Amount and Nature of Beneficial Ownership

		Amount and	Percentage
		Nature of	of
	Name and Address	Beneficial	Common
Title of Class	of Beneficial Owner	Ownership	Stock

Directors and Executive Officers

Common Stock	Zhenyong Liu
	CEO and Director	5,239,167	25.79%

Common Stock	Jing Hao
	CFO	4,000	*

Common Stock	Dahong Zhou
	Secretary	4,000	*

Common Stock	Marco Ku Hon Wai
	Director	0	*

Common Stock	Fuzeng Liu
	Director	5,000	*

Common Stock	Wenbing Christopher Wang
	Director	31,220	*

Common Stock	Zhaofang Wang
	Director	0	*

All Directors and Executive Officers as a Group (7 persons)		5,283,387	26.01%

*	Less than 1% of the Company’s issued and outstanding common shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

Mr. Zhenyong Liu is our Chief Executive Officer, Chairman, and a principal stockholder of the Company. He loaned money to Orient Paper HB for working capital purposes. The unsecured loan of Mr. Liu is interest bearing and the initial interest rate equaled to the rate established by the People’s Bank of China, which was 5.85% per annum. The term was for 3 years and starts from January 1, 2010 and as due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu extended the maturity date to December 31, 2015 and the annual interest rate was changed 6.15% per annum at the time of the renewal which was based on the rate then established by the People’s Bank of China. As of December 31, 2014, net amount due to Mr. Liu was $2,386,978.

On December 10, 2014, Mr. Liu loaned $9,805,924 to Orient Paper HB for working capital purposes with an annual interest rate of 6% set on the basis of the primary lending rate of the People’s Bank of China at the time of the loan. The loan is unsecured and expires on December 10, 2017. As of December 31, 2014 and 2013, total amount of loans due to Mr. Liu were $12,192,502 and $2,389,633, respectively.

The interest expenses incurred for above related party loans are $194,692 and $145,015 for the years ended December 31, 2014, and 2013, respectively.

During the years ended December 31, 2014 and 2013, the Company borrowed $793,500 and $1,390,802 respectively, from shareholders to pay for various expenses incurred in the United States. The amount is repayable on demand with no interest. The Company repaid the entire balance by the end of fiscal years of 2014 and 2013, respectively.

On January 20, 2015, our principal shareholder, Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until earliest date on which the Company’s quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $761,242 and was recorded as part of the currently liabilities as December 31, 2014.

On March 9, 2015, Mr. Zhenyong Liu agrees in writing to permit the Company to postpone the repayment of the related party loan of $2,386,978 which will expire at December 31, 2015 until earliest date on which the Company’s quarterly or annual financial statements filed with the SEC show a satisfactory working capital level.

On March 1, 2015, we entered into an agreement with principal shareholder, Chairman and CEO Mr. Zhenyong Liu pursuant to which Orient Paper HB may borrow from Mr. Liu up to RMB120,000,000 (approximately $19,611,048) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing.

Sale of Headquarters Real Properties to a Related Party

As discussed under the “Properties” section, on August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the LUR, the Industrial Buildings, and the Dormitories to Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, for cash of approximately $2.77 million, $1.15 million, and $4.28 million, respectively. In November 2012, Hebei Fangsheng provided the Company with a payment of approximately $1,075,606 earnest money deposit payment in connection with the Potential Sale, which would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. The Company recorded the receipt of the earnest money deposit as a security deposit as of December 31, 2012 accordingly. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $163,425. As of December 31, 2014, the Company accrued rent due to Hebei Fangsheng in the amount of $227,900.

As a condition for the sale of the Dormitories, Hebei Fangsheng agreed that it would act as an agent for the Company, which is not qualified to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further agreed that it would not seek to profit from the resale of the Dormitories units and would allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the LUR was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agreed to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.28 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.61 million.

For the sale of the LUR and the Industrial Buildings, we generated a net gain on disposal of approximately $84,972, net of land appreciation tax and other transactional taxes and fees paid out of the proceeds of the sale to various local government tax authorities. Sales of the dormitories, which was classified as assets held for sale as of December 31, 2013, was consummated on August 15, 2014 with a gain on disposal of approximately $203,620 recognized during the year ended December 31, 2014.

As of December 31, 2014, the sale of the LUR, Industrial Buildings, and Dormitories has been completed. Net proceeds from the sale of $8.26 million are used to fund our tissue paper production line construction.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transaction whether such transactions exceed $120,000.  We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has three independent directors, Marco Ku Hon Wai, Wenbing Christopher Wang, and Zhaofang Wang, as that term is defined under the NYSE MKT Company Guide.

Item 14.	Principal Accountant Fees and Services

Audit Fees

We incurred approximately $256,293 for professional services rendered by our registered independent public accounting firm, BDO China Shu Lun Pan CPAs LLP, for the audit of the Company for 2014. Further, in 2014, we incurred approximately $112,281 for the quarterly reviews of the Company by BDO China Shu Lun Pan CPAs LLP.

We incurred approximately $242,158 for professional services rendered by our registered independent public accounting firm, BDO China Shu Lun Pan CPAs LLP, for the audit of the Company for 2013. Further, in 2013, we incurred approximately $111,393 for the quarterly reviews of the Company by BDO China Shu Lun Pan CPAs LLP.

Audit-Related Fees

Orient Paper incurred a $5,650 fee to BDO China Shu Lun Pan CPAs LLP in May and June 2014 for their consent letters for reference to the prior year’s auditor’s report in our Registration Statement on Form S-3 and Form S-3/A.

Orient Paper incurred a $19,373 fee to BDO China Shu Lun Pan CPAs LLP in August 2014 for their comfort letter.

Orient Paper incurred a $15,450 fee to BDO Limited in March 2013 for their consent letter for reference to the prior year’s auditor’s report in our 2012 annual report.

Tax Fees

Orient Paper incurred approximately $22,631 and $20,000 in fees to KPMG Hong Kong for tax compliance or tax consulting services during the years ended December 31, 2014 and 2013.

All Other Fees

Orient Paper did not incur any fees from its registered independent public accounting firm for services rendered to Orient Paper, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended December 31, 2014 and 2013.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2014, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Exhibit
No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007.
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation.(2)
3.3	Bylaws.(1)
4.1	Specimen of Common Stock certificate.(1)
4.2	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui County Dayin Township Wuji Village Committee and Party Branch. (3)
10.2	Land Use Rights Certificate, dated March 10, 2003. (3)
10.3	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Orient Paper HB and Orient Paper Shengde.(4)
10.4	Proxy Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(4)
10.5	Loan Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(4)
10.6	Call Option Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(4)
10.7	Share Pledge Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(4)
10.8	Call Option Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(5)
10.9	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB.(5)
10.10	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”).(6)
10.11	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”).(6)
10.12	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent.(6)
10.13	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009.(6)
10.14	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009.(6)
10.15	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and Hebei Shuangxing Paper Co., Ltd.(7)

Exhibit
No.	Description of Exhibit
10.16	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between Orient Paper, Inc. and Roth Capital Partners, LLC.(8)
10.17	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Orient Paper Milling Company Limited for the purchase of a series of paper machineries and equipment.(9)
10.18	Letter from Mr. Zhenyong Liu on postponement of interest payments by Orient Paper, Inc., incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 25, 2014.
10.19	Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Orient Paper Milliong Co., Ltd. and Shanghai Pudong Development Bank Inc., Baoding Branch, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 25, 2014.
10.20	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Orient Paper Milliong Co., Ltd. and Rural Credit Union of Xushui County, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.
10.21	Engagement Letter, dated as of June 3, 2014, between the Company and H.C. Wainwright & Co., LLC and amendments dated as of July 1, 2014, August 19, 2014 and August 25, 2014, incorporated by reference to exhibits 1.1, 1.2, 1.3 and 1.4 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.22	Securities Purchase Agreement, dated August 25, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.23	Appointment Letter dated November 3, 2014, by and between Orient Paper, Inc. and Marco Ku Hon Wai, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 6, 2014.
10.24	Loan Agreement dated December 2, 2014, by and between Orient Paper, Inc. and Zhenyong Liu
10.25	Loan Agreement dated March 1, 2015, by and between Orient Paper, Inc. and Zhenyong Liu
14.1	Code of Ethics and Business Conduct(12)
21.1	Lists of Subsidiaries (11)
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006.
(2)	Incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007.
(3)	Incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010.
(4)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009.
(5)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010.
(6)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009.
(7)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009.
(8)	Incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010.
(9)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010.
(10)	Incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 21, 2010.
(11)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011.
(12)	Incorporated by reference to the Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 2015

ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	March 25, 2015
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	March 25, 2015
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	March 25, 2015
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	March 25, 2015
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	March 25, 2015
Wenbing Christopher Wang

/s/ Zhaofang Wang	Director	March 25, 2015
Zhaofang Wang

