Form 10-Q
period 2015-03-31
Orient Paper Inc.
filed 2015-05-13
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 11, 2015: 20,316,400.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$2,544,567	$3,891,473
Restricted cash	5,047,052	8,873,999
Accounts receivable (net of allowance for doubtful accounts of $77,970 and $76,125 as of March 31, 2015 and December 31, 2014, respectively)	3,820,506	3,730,123
Inventories	10,931,611	7,139,599
Prepayments and other current assets	941,251	2,919,668
Deferred tax assets - current	6,018	-

Total current assets	23,291,005	26,554,862

Prepayment on property, plant and equipment	1,484,810	1,490,440
Property, plant, and equipment, net	209,095,769	208,213,198
Recoverable VAT	3,089,938	3,228,075
Deferred tax asset – non-current	424,900	281,010

Total Assets	$237,386,422	$239,767,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$9,768,487	$9,805,524
Current portion of long-term loans from credit union	146,527	147,083
Current portion of long-term loan from a related party	2,377,962	2,386,978
Current obligations under capital lease	11,898,798	12,258,488
Accounts payable	839,255	-
Notes payable	10,094,103	16,113,744
Due to a related party	267,741	227,900
Accrued payroll and employee benefits	354,644	492,765
Other payables and accrued liabilities	3,506,683	2,400,523
Income taxes payable	1,591,192	637,143

Total current liabilities	40,845,392	44,470,148

Loans from credit union	5,738,986	5,760,745
Loan from a related party	9,768,487	9,805,524
Deferred gain on sale-leaseback	577,302	695,389
Long-term obligations under capital lease	4,072,946	4,090,413

Total liabilities	61,003,113	64,822,219

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 20,316,400 shares issued and outstanding as of March 31, 2015 and December 31, 2014	20,316	20,316
Additional paid-in capital	49,218,982	49,218,982
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	16,353,619	17,021,165
Retained earnings	104,709,818	102,604,329

Total stockholders' equity	176,383,309	174,945,366

Total Liabilities and Stockholders' Equity	$237,386,422	$239,767,585

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$26,504,344	$25,753,864

Cost of Sales	(21,517,611)	(21,083,028)

Gross Profit	4,986,733	4,670,836

Selling, general and administrative expenses	(1,706,392)	(908,916)

Income from Operations	3,280,341	3,761,920

Other Income (Expense):
Interest income	48,808	5,397
Subsidy income	230,043	-
Interest expense	(648,218)	(275,292)

Income before Income Taxes	2,910,974	3,492,025

Provision for Income Taxes	(805,485)	(958,731)

Net Income	2,105,489	2,533,294

Other Comprehensive Income:
Foreign currency translation adjustment	(667,546)	(1,375,490)

Total Comprehensive Income	$1,437,943	$1,157,804

Earnings Per Share:
Basic and Fully Diluted Earnings per Share	$0.10	$0.14

Weighted Average Number of Shares
Outstanding – Basic and Fully Diluted	20,316,400	18,753,900

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net income	$2,105,489	$2,533,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,514,884	1,938,794
Allowance for/(Recovery from) bad debts	2,132	(7,654)
Deferred tax	(150,970)	163,509
Changes in operating assets and liabilities:
Accounts receivable	(106,604)	398,185
Prepayments and other current assets	2,093,569	305,382
Inventories	(3,818,979)	(1,572,609)
Accounts payable	839,255	45,697
Notes payable	(5,958,777)	4,249,964
Accrued payroll and employee benefits	(136,260)	(61,855)
Other payables and accrued liabilities	(315,737)	(866,457)
Income taxes payable	956,456	699,672
Net Cash (Used in)/Provided by Operating Activities	(1,975,542)	7,825,922

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(15,972)	(4,703)
Payment for construction in progress	(2,655,675)	(2,960,341)
Net Cash Used in Investing Activities	(2,671,647)	(2,965,044)

Cash Flows from Financing Activities:
Proceeds from related party loans	80,000	123,500
Repayment of related party loans	(80,000)	(123,500)
Payment of capital lease obligation	(471,459)	(6,039)
Decrease/(Increase) in restricted cash	3,793,429	(2,075,943)
Net Cash Provided by/(Used in) Financing Activities	3,321,970	(2,081,982)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(21,687)	(69,833)

Net (Decrease)/Increase in Cash and Cash Equivalents	(1,346,906)	2,709,063

Cash and Cash Equivalents - Beginning of Period	3,891,473	3,131,163

Cash and Cash Equivalents - End of Period	$2,544,567	$5,840,226

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized cost	$302,281	$111,290
Cash paid for income taxes	$-	$95,550

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the three months ended March 31, 2015 and 2014 were 100.00% and 95.00%, respectively. Orient Paper HB also accounted for 83.75% and 83.73% of the total assets of the Company as of March 31, 2015 and December 31, 2014, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2015 and December 31, 2014, details of the Company’s subsidiaries and variable interest entities are as follows:

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

* Orient Paper HB is treated as a 100% controlled variable interest entity of the Company

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 of Orient Paper, Inc. a Nevada corporation, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “Orient Paper”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2015 and the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any future period.

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

Liquidity and Going Concern

As of March 31, 2015, the Company had current assets of $23,291,005 and current liabilities of $40,845,392 (including amounts due to related parties of $3,586,266), resulting in a working capital deficit of approximately $17,554,387; while as of December 31, 2014, the Company had current assets of $26,554,862 and current liabilities of $44,470,148 (including amounts due to related parties of $3,376,120), resulting in a working capital deficit of approximately $17,915,286. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 20, 2014, our Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Liu was approximately $940,563, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated financial statement as of March 31, 2015 (see Note (11) below).

On March 9, 2015, Mr. Zhenyong Liu agreed in writing to permit the Company to postpone the repayment of the related party loan of $2,377,962 which will expire at December 31, 2015. (see Note (9) below).

On January 21, 2015, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $267,741 and $227,900, which was recorded in as part of the current liabilities as of March 31, 2015 and December 31, 2014, respectively.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO with an amount up to $19,536,974 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. Nil amount has been drawn from the credit line as of March 31, 2015.

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

(3) Restricted Cash

Restricted cash of $5,047,052 as of March 31, 2015 was presented for the cash deposited at the Shanghai Pudong Development Bank (“SPD Bank”) and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from the bank (see Note (10)). The restriction will be lifted upon the maturity of the notes payable from April 14 through July 22 during the year of 2015.

Restricted cash of $8,873,999 as of December 31, 2014 was presented for the cash deposited at the Bank of Hebei, SPD Bank and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks (see Note (10)). The restriction will be lifted upon the maturity of the notes payable from January 7, 2015 through April 23, 2015.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Raw Materials
Recycled paper board	$8,202,491	$4,338,069
Recycled white scrap paper	1,446,171	1,212,588
Coal	472,949	497,038
Base paper and other raw materials	86,331	95,053
	10,207,942	6,142,748
Finished Goods	723,669	996,851
Totals	$10,931,611	$7,139,599

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Prepaid NYSE MKT annual fee	$26,250	$7,500
Recoverable VAT	375,000	250,000
Prepaid insurance	-	55,000
Prepayment for purchase of materials	-	1,910,643
Prepaid land lease	341,897	490,276
Others	198,104	206,249
	$941,251	$2,919,668

(6) Prepayment on property, plant and equipment

As of March 31, 2015 and December 31, 2014, prepayment on property, plant and equipment consisted of $1,484,810 and $1,490,440, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 65,023 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2016.

(7) Property, plant and equipment, net

As of March 31, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2015	2014
Property, Plant, and Equipment:
Land use rights	$7,723,602	$7,752,886
Building and improvements	80,080,972	44,889,395
Machinery and equipment	122,184,521	121,332,310
Vehicles	703,880	706,548
Construction in progress	45,815,355	78,484,066
Totals	256,508,330	253,165,205
Less: accumulated depreciation and amortization	(47,412,561)	(44,952,007)
Property, Plant and Equipment, net	$209,095,769	$208,213,198

As of March 31, 2015 and December 31, 2014, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of March 31, 2015 and December 31, 2014. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment, which are recorded at the new cost of $25,866,717 and $25,964,790 as of March 31, 2015 and December 31, 2014, respectively. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the three months ended March 31, 2015 and 2014, depreciation of Leased Equipment were $412,870 and $414,524, respectively. The accumulated depreciation of the leased asset were $2,890,093 and $2,486,615 as of March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015 and 2014, the gain realized on sale-leaseback transaction were $115,460 and $115,923, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-lease back are $577,302 and $695,389 as of March 31, 2015 and December 31, 2014, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in the second half of 2015. Upon completion, it will bring about an addition of $65,860,783 to the Company’s building and improvements, and machinery and equipment. For the three months ended March 31, 2015 and 2014, the amount of interest capitalized is $17,739 and $261,433, respectively.

As of March 31, 2015 and December 31, 2014, certain property, plant and equipment of Orient Paper HB with net values of $15,715,157 and $19,300,765 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of December 31, 2014, certain of the Company’s property, plant and equipment in the amount of $29,995 have been pledged for the facility obtained from Bank of Hebei. See “Notes Payable” under Note (10) for details. In addition, land use right with net values of $7,273,059 and $7,339,399 as of March 31, 2015 and December 31, 2014 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

As of March 31, 2015 and December 31, 2014, essentially all production equipment of Orient Paper Shengde with net value of $32,468,616 and $33,287,324 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $2,514,884 and $1,938,794 for the three months ended March 31, 2015 and 2014, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Loans Payable

Short-term bank loans

		March 31, 2015	December 31, 2014
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$2,442,122	$2,451,381
The Commercial Bank of the City of Zhangjiakou	(b)	3,256,162	3,268,508
ICBC Loan 2	(c)	814,041	817,127
ICBC Loan 3	(d)	3,256,162	3,268,508
Total short-term bank loans		$9,768,487	$9,805,524

(a)

On June 26, 2014, the Company obtained an accounts receivable factoring facility from the ICBC for $2,442,122 and $2,451,381 as of March 31, 2015 and December 31, 2014, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 25, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

(b)	On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and an independent third party provided a guarantee with the land use rights and buildings pledged by Hebei Tengsheng as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank for $3,256,162 and $3,268,508 as of March 31, 2015 and December 31, 2014, respectively. The loan will be repayable on June 9, 2015 and bears a fixed interest rate of 11.88% per annum.

(c)	On August 19, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $814,041 and $817,127 as of March 31, 2015 and December 31, 2014, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 11, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

(d)	On November 20, 2014, the Company entered into a working capital loan agreement with the ICBC for $3,256,162 and $3,268,508 as of March 31, 2015 and December 31, 2014, respectively. The loan bears an interest rate of 110% over the primary lending rate of the People’s Bank of China and was at 6.16% per annum at the time of funding. The loan will be repayable on December 3, 2015. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2015, there were guaranteed short-term borrowings of $3,256,162 and secured bank loans of $6,512,325. As of December 31, 2014, there were guaranteed short-term borrowings of $3,268,508 and secured bank loans of $6,537,016. The factoring facility was secured by the Company’s accounts receivable in the amount of $3,820,506 and $3,730,123 as of March 31, 2015 and December 31, 2014, respectively.

The average short-term borrowing rates for the three months ended March 31, 2015 and 2014 were approximately 8.21% and 6.79%, respectively.

Long-term loans from credit union

As of March 31, 2015 and December 31, 2014, loans payable to Rural Credit Union of Xushui County, amounted to $5,885,513 and $5,907,828, respectively.

On April 16, 2014, the Company entered into an agreement with the Rural Credit Union of Xushui County for an amount that is $1,603,660 and $1,609,740 as of March 31, 2015 and December 31, 2014. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance would be repayable by various installments from June 21, 2014 to November 18, 2018. As of March 31, 2015, total outstanding loan balance was $1,603,660 with $65,123 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet. As of December 31, 2014, total outstanding loan balance was $1,609,740 with $65,370 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $15,715,157 and $19,300,765 as of March 31, 2015 and December 31, 2014, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of March 31, 2015, the total outstanding loan balance was $4,281,853, with $81,404 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet. As of December 31, 2014, the total outstanding loan balance was $4,298,088, with $81,713 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2015 and 2014 were $327,707 and $238,585, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. The balance of the long-term obligations under capital lease were $4,072,946 and $4,090,413 as of March 31, 2015 and December 31, 2014, which is net of its current portion in the amount of $11,898,798 and $12,258,488, respectively.

Total interest expenses for the sale-leaseback arrangement for the three months ended March 31, 2015 and 2014 were $156,054 and $261,433, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term of three years and as an offset to depreciation of the Leased Equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,273,059 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $32,468,616 and $33,287,324 as of March 31, 2015 and December 31, 2014, respectively.

The future minimum lease payments of the capital lease as of March 31, 2015 were as follows:

March 31,	Amount
2016	$12,425,754
2017	4,134,173
16,559,927
Less: unearned discount	(588,183)
15,971,744
Less: Current portion of obligation under capital lease, net	(11,898,798)
$4,072,946

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Related Party Transactions

The Company’s CEO loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. The balance was $2,377,962 and $2,386,978 as of March 31, 2015 and December 31, 2014, respectively. The unsecured loan carries an annual interest rate based on the People’s Bank of China and was set at 6.15% per annum. The entire balance is presented as current portion of long term loan from a related party in the condensed consolidated balance sheet as of March 31, 2015.

On December 10, 2014, Mr. Liu loaned $9,768,487 and $9,805,524 as of March 31, 2015 and December 31, 2014, to Orient Paper HB for working capital purpose with an annual interest rate based on the People’s Bank of China and was set at 6.00% per annum. The unsecured loan will expire on December 10, 2017.

As of March 31, 2015 and December 31, 2014, total amount of loans due to Mr. Liu were $12,146,449 and $12,192,502, respectively. The interest expenses incurred for above related party loans are $182,196 and $36,707 for the three months ended March 31, 2015 and 2014, respectively. On January 20, 2015, the Company’s CEO agreed in writing to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $940,563 and $761,242, which was recorded in other payables and accrued liabilities (see Note (11) below) as part of the current liabilities as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 and 2014, the Company borrowed $80,000 and $123,500, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

Sale of Headquarters Compound Real Properties to a Related Party

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $162,808 (RMB1,000,000). On January 21, 2015, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $267,741 and $227,900, which was recorded as part of the current liabilities as of March 31, 2015 and December 31, 2014, respectively.

Land Use Right Pledged by Hebei Fangsheng

Independent from the above related party sale transaction, on March 3, 2014, Hebei Fangsheng entered into a Collateral Agreement with SPD Bank in connection with the Company’s bank acceptance note obtained from the SPD Bank (see Note (10) below). Under the Collateral Agreement, Hebei Fangsheng pledged certain land-use-right on a parcel of land located in Wei County, Hebei for the benefit of the SPD Bank as collateral to secure the credit facility of the bank acceptance note during the period of March 3, 2014 and March 2, 2016. As explained above, Hebei Fangsheng is controlled by the Company’s CEO.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Notes payable

As of March 31, 2015, the Company had four bank acceptance notes that totaled of $6,512,325 and $3,581,778, respectively, from the Commercial Bank of the City of Zhangjiakou and SPD Bank, respectively, to one of its major suppliers for settling purchase of raw materials. These acceptances notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from these two banks as well as the restricted bank deposit of $5,047,052 in these two banks as mentioned in Note (3). The banking facility obtained from SPD Bank was secured by land use right from a related party as mentioned in Note (9). The banking facility obtained from the Commercial Bank of the City of Zhangjiakou was guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company as mentioned in Note (8). The bank acceptance notes from those two banks bear interest rate at nil% per annum and 0.05% of notes amount as handling change. They will become due and payable on various dates starting from April 14, 2015 to July 22, 2015.

As of December 31, 2014, the Company had eleven bank acceptance notes that totaled of $1,405,458, $6,537,016 and $8,171,270, respectively, from Bank of Hebei, SPD Bank and the Commercial Bank of the City of Zhangjiakou, respectively, to one of its major suppliers for settling purchase of raw materials. These acceptances notes were used to essentially extend the payment of accounts payable and were issued under the banking facilities obtained from these three banks as well as the restricted bank deposit of $8,873,999 in these three banks as mentioned in Note (3). In particular, the banking facility obtained from Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $29,995 and guaranteed by the Company’s CEO and Hebei Fangsheng and two independent third parties. The banking facility obtained from SPD Bank was secured by land use right from a related party as mentioned in Note (9). The banking facility obtained from the Commercial Bank of the City of Zhangjiakou was guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company as mentioned in Note (8). The bank acceptance notes from those three banks bore interest rate at nil% per annum and 0.05% of notes amount as handling change. They become due and payable on various dates starting from January 7, 2015 to April 23, 2015.

(11) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2015	2014
Accrued electricity	$401,774	$334,212
Value-added tax payable	80,168	841,556
Accrued interest to a related party	940,563	761,242
Accrued bank loan interest	25,425	-
Payable for purchase of equipment	1,870,847	244,050
Others	187,906	219,463
Totals	$3,506,683	$2,400,523

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Common Stock

Issuance of common stock to investors

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock (the “Offering”). Each share of common stock and accompanying warrant was sold at a price of $1.60. Please refer to Note (13), Stock Warrants, for details.

(13) Stock warrants

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock. The warrants have an exercise price of $1.70 per share. These warrants are exercisable immediately upon issuance on September 3, 2014 and have a term of exercise equal to five years from the date of issuance till September 2, 2019. The fair value of these shares amounted to $780,000, is classified as equity at the date of issuance.

The fair value of the warrants issued was estimated by using the Binominal pricing model with the following assumptions:

Terms of warrants	5 years
Expected volatility	72.0%
Risk-free interest rate	1.69%
Expected dividend yield	0.81%

In connection with the Offering, the Company issued warrants to its placement agent of this Offering, which can purchase an aggregate of up to 2.50% of the aggregate number of shares of common stock sold in the Offering, i.e. 39,062 shares. These warrants have substantially the same terms as the warrants issued to purchaser in the Offering, except that the exercise price is $2.00 per share and the expiration date is from September 3, 2014 to June 26, 2019. The fair value of these shares amounted to $35,191, is classified in the equity at the date of issuance to net off the proceeds from the issuance of the shares and warrants.

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

A summary of stock warrant activities is as below:

Three months ended March 31, 2015
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No warrants were issued, exercised, cancelled or expired during the three months ended March 31, 2015 and 2014. As of March 31, 2015, the aggregated intrinsic value of warrants outstanding and exercisable was $117,188.

(14) Earnings Per Share

For the three months ended March 31, 2015 and 2014, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31,
	2015	2014
Basic income per share
Net income for the period - numerator	$2,105,489	$2,533,294
Weighted average common stock outstanding - denominator	20,316,400	18,753,900
Net income per share	$0.10	$0.14

Diluted income per share
Net income for the period- numerator	$2,105,489	$2,533,294
Weighted average common stock outstanding - denominator	20,316,400	18,753,900
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	20,316,400	18,753,900
Diluted income per share	$0.10	$0.14

For the three months ended March 31, 2014, there were no securities with dilutive effect issued and outstanding. For the three months ended March 31, 2015, 820,312 warrants shares are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the three months ended March 31, 2015 were lower than the warrants exercise price.

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

The provisions for income taxes for three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014
Provision for Income Taxes
Current Tax Provision – PRC	$956,455	$795,222
Deferred Tax Provision – PRC	(150,970)	163,509
Total Provision for Income Taxes	$805,485	$958,731

During the three months ended March 31, 2015 and 2014, the effective income tax rate was estimated by the Company to be 27.7% and 27.5%, respectively. The effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2015 and December 31, 2014, management considered that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three months ended March 31, 2015 and 2014, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16) Stock Incentive Plans

Issuance of common stock pursuant to the 2012 Incentive Stock Plan

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

On December 31, 2013, the Compensation Committee granted restricted common shares of 297,000, out of which 265,416 shares were granted under the 2011 Incentive Stock Plan and 31,584 shares under the 2012 ISP, to certain officers, directors and employees of the Company when the stock was at $2.66 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $790,020 as of the date of grant. No stock or option was issued under the 2012 ISP subsequently.

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $19,537 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $586,109 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (9) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $162,808 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years while looking for a new location to relocate its offices currently located in the headquarters compound.

Future minimum lease payments of all operating leases are as follows:

March 31,	Amount
2016	$768,454
2017	659,916
2018	605,646
2019	605,646
2020	605,646
Thereafter	4,674,221
$7,919,529

Capital commitment

As of March 31, 2015, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $20,205,927 and $24,561,228 as of March 31, 2015 and December 31, 2014, respectively. The Company expected to pay off all the balances within 1 year.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$26,504,344	$-	$-	$-	$26,504,344
Gross Profit	4,986,733	-	-	-	4,986,733
Depreciation and amortization	2,262,688	252,196	-	-	2,514,884
Interest income	48,316	492	-	-	48,808
Interest expense	(648,218)	-	-	-	(648,218)
Income tax expense	(874,254)	68,769	-	-	(805,485)
Net Income (Loss)	2,638,118	(231,747)	(300,882)	-	2,105,489
Total Assets	198,799,547	38,556,591	30,284	-	237,386,422

	Three Months Ended
	March 31, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$24,459,708	$1,294,156	$-	$-	$25,753,864
Gross Profit	4,314,871	355,965	-	-	4,670,836
Depreciation and amortization	1,270,737	668,057	-	-	1,938,794
Interest income	4,906	491	-	-	5,397
Interest expense	275,292	-	-	-	275,292
Income tax expense	870,365	88,366	-	-	958,731
Net Income (Loss)	2,645,585	229,793	(342,084)	-	2,533,294

	Year Ended
	December 31, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Total Assets	$200,764,663	$38,914,243	$88,679	$-	$239,767,585

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2015 and 2014, the Company had no single customer contributed over 10% of total sales. For the three months ended March 31, 2015, the Company had three major suppliers accounted for 66%, 18% and 8% of total purchases. For the three months ended March 31, 2014, the Company had two major suppliers accounted for 78% and 8% of total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of March 31, 2015 and December 31, 2014. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$81,404) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2015 and December 31, 2014, respectively.

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

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2015 and 2014 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

In evaluating the forward-looking statements contained in this report, you should consider various factors, including, without limitation, the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our requirements for cash. We assume no obligation to update forward-looking statements, except as otherwise required under federal securities laws.

Results of Operations

Revenue for the three months ended March 31, 2015 was $26,504,344, an increase of $750,480, or 2.91%, from $25,753,864 for the three months ended March 31, 2014.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper (“CMP”) for the three months ended March 31, 2015 was $26,504,344, an increase of $2,044,636, or 8.36%, from $24,459,708 for the first quarter of 2014. The increase was primarily attributable to sales of our 40 gram-square-meter (g/s/m) to 80 g/s/m special specification CMP (the “Light-Weight CMP”) produced by the renovated PM1 production line, which commenced production in May 2014.

Total offset printing paper and CMP sold during the three months ended March 31, 2015 amounted to 63,145 tonnes, an increase of 6,950 tonnes, or 12.37%, compared to 56,195 tonnes sold in the comparable period in the previous year. This was mainly attributable to the sales of Light-Weight CMP. The quantity of Light-Weight CMP produced and sold in the first quarter of 2015 was 8,501 tonnes. The quantities of our 110 g/s/m CMP (the “Regular CMP”) and offset printing paper produced and sold dropped by 565 tonnes and 986 tonnes, respectively, as compared to the first quarter of 2014. This was mainly due to the interruption in production resulting from maintenance performed on our PM3 production line (one of the offset printing paper production lines) in March 2015. The changes in revenue dollar amount and in tonnage for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended		Three Months Ended					Percentage
	March 31, 2015		March 31, 2014			Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount		Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	44,770	$16,509,041	45,335		$17,101,076	(565)	$(592,035)	-1.25%	-3.46%
Light-Weight CMP	8,501	$3,194,092	n/a	$	n/a	8,501	$3,194,092	n/a %	n/a %
Total CMP	53,271	$19,703,133	45,335		$17,101,076	7,936	$2,602,057	17.51%	15.22%
Offset Printing Paper	9,874	$6,801,211	10,860		$7,358,632	(986)	$(557,421)	-9.08%	-7.58%
Total CMP and Offset Printing Paper Revenue	63,145	$26,504,344	56,195		$24,459,708	6,950	$2,044,636	12.37%	8.36%

Monthly sales revenue (excluding revenue of digital photo paper) for the 24 months ended March 31, 2015, are summarized below:

The ASPs (Average Selling Prices) for our main products in the three months ended March 31, 2014 and 2015 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP
Three Months ended March 31, 2014	$678	$377	$	n/a
Three Months ended March 31, 2015	$689	$369		$376
Increase (Decrease) from comparable period in the previous year	$11	$(8)	$	n/a
Increase (Decrease) by percentage	1.62%	-2.12%		n/a	%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 24 month period ended March 31, 2015:

Corrugating Medium Paper

Revenue from CMP amounted to $19,703,133 (or 74.34% of total offset printing paper and CMP revenue) for the three months ended March 31, 2015, representing an increase of $2,602,057, or 15.22%, from revenue of $17,101,076 for the comparable period in 2014.  We sold 53,271 tonnes of CMP in the three months ended March 31, 2015, as compared to 45,335 tonnes for the same period in 2014, representing a 17.51% increase in quantities sold. As explained above, the increase is mainly due to the sales of Light-Weight CMP. ASP for Regular CMP slightly dropped from $377/tonne for the three months ended March 31, 2014 to $369/tonne for the three months ended March 31, 2015, representing a 2.12% decrease over the comparable period.  The quantity of Regular CMP produced and sold decreased by 565 tonnes from 45,335 tonnes in the first quarter of 2014 to 44,770 tonnes in the first quarter of 2015. We produced and sold 13,444 tonnes of Regular CMP in March 2015, representing a monthly utilization of 90% of the design capacity after taking into account the two week suspension for maintenance.

Our quarter-over-quarter ASP for Regular CMP dropped slightly from $377/tonne for the quarter ended March 31, 2014 to $369/tonne (or 2.12%) for the quarter ended March 31, 2015. We believe that the 2.12% drop was largely related to the continuing slowdown of China’s economic growth starting that began at the end of 2011.

For the first quarter of 2015, the ASP for Light-Weight CMP was $376/tonne, slightly higher than the ASP of $369/tonne for the Regular CMP.

The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to strictly reinforce the mandatory closure of outdated capacity in the next few years. As a result, we estimate that the ASPs for CMP and other packaging paper will remain relatively stable for the rest of 2015 as a result of elimination of outdated paper capacities, and the paper industry will witness increased competition and higher standards for environmental protection measures.

We launched our PM6 production line in December 2011 and have been improving its output capacity in the past few years. The PM6 production line has a designated capacity of 360,000 tonnes/year. The utilization rates for the first quarter of 2015 and 2014 were 49.46% and 50.37%, respectively, representing a decrease of 0.91%.

Quantities sold for Regular CMP that was produced by the PM6 production line from April 2013 to March 2015 are as follows:

Offset Printing Paper

Revenue from offset printing paper amounted to $6,801,211 (or 25.66% of total offset printing paper and CMP revenue) for the three months ended March 31, 2015, which represents a decrease of $557,421, or 7.58%, from the offset printing paper revenue of $7,358,632 for the comparable period in 2014. We sold 9,874 tonnes of offset printing paper in the three months ended March 31, 2015 compared to 10,860 tonnes in the comparable period in 2014, a decrease of 986 tonnes, or 9.08%.  This was mainly due to the interruption in production resulting from maintenance performed on our PM3 production line (one of the offset printing paper production lines) in March 2015. A higher expected price for offset printing paper ASP in 2015 is expected to increase the offset printing paper revenue in the rest of 2015. We sold offset printing paper at an ASP of $689/tonne in the first quarter of 2015, which is 1.62% higher than the ASP of $678/tonne in the first quarter of 2014.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $1,294,156, or 326 tonnes at an ASP of $3,970/tonnes for the three months ended March 31, 2014. In October 2014, we shut down and disassembled our digital photo paper production facilities (our PM4 and PM5 production lines) for the relocation mandated by the local County government, and began to move them to a new workshop that we built across the street from our main production base, Xushui Paper Mill. No digital photo paper was produced and sold in the first quarter of 2015. We expect to resume our digital photo paper production in the second half of 2015.

Changes in revenue and quantities sold of our digital photo paper for the three months ended 2015 and 2014 are summarized as follows:

	Three Months Ended			Three Months Ended				Percentage
Sales	March 31, 2015			March 31, 2014		Change in		Change
Revenue	Qty. (Tonne)	Amount		Qty. (Tonne)	Amount	Qty. (Tonne)	Amount	Qty. (Tonne)	Amount
Digital Photo Paper	n/a	$	n/a	326	$1,294,156	(326)	$(1,294,156)	-100.00%	-100.00%

In 2014, we produced (and expect to produce again once our production lines are assembled at the new location) glossy and semi-matte photo paper in various weights (from 120g/m 2 to 260g/m 2).  Digital photo paper products’ monthly ASPs, sales quantity (in tonnes) and sales revenue for the 24 months from April 2013 to March 2015 are summarized as follows:

Cost of Sales

Total cost of sales for CMP and offset printing paper for the quarter ended March 31, 2015 was $21,517,611, an increase of $1,372,774, or 6.81%, from $20,144,837 for the comparable period in 2014.  Cost of sales for CMP amounted to $15,949,474 for the quarter ended March 31, 2015, as compared to $14,362,746 for the same period in 2014. The increased cost of sales of $1,586,728 was mainly a result of the addition of the cost of sales of Light-Weight CMP of $2,309,665 for the first quarter of 2015. Average cost of sales per tonne of Regular CMP decreased from $317 in the first quarter of 2014 to $305 in the first quarter of 2015, representing a decrease of 3.79%, mainly attributable to the declining raw material price (see details below) in the first quarter of 2015; average cost of sales per tonne of offset printing paper went up from $532 in the first quarter of 2014 to $564 during the quarter ended March 31, 2015, representing an increase of 6.02%. Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2015 and 2014 are summarized below:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014				Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales		Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$13,639,809		$305		$14,362,746		$317	$(722,937)		$(12)	-5.03%	-3.79%
Light-Weight CMP	$2,309,665		$272	$	n/a	$	n/a	$2,309,665		$272	n/a %	n/a %
Total CMP	$15,949,474		$299		$14,362,746		$317	$1,586,728		$(18)	11.05%	-5.68%
Offset Printing Paper	$5,568,137		$564		$5,782,091		$532	$(213,954)		$32	-3.70%	6.02%
Total CMP and Offset Printing Paper	$21,517,611	$	n/a		$20,144,837	$	n/a	$1,372,774	$	n/a	6.81%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board (or Old Corrugated Cardboard or “OCC”) and recycled white scrap paper in the first quarter of 2015 were RMB 969/tonne and RMB 2,222/tonne (approximately $158/tonne and $362/tonne) respectively, compared to RMB 1,088/tonne and RMB 2,052/tonne (approximately $177/tonne and $334/tonne) for the same period of 2014. These changes (in US dollars) represent a year-over-year decrease of 10.73% for the OCC, and an increase of 8.38% for the recycled white scrap paper, respectively. Our production uses entirely domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area). Though we do not rely on imported recycled paper, which tends to have more volatile pricing than the domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the price of imported recycled paper. The “Operation Green Fence” policy, a strict inspection policy implemented by Chinese Customs for ten months from February to the end of 2013, that we had previously expected to be continued, was repealed by the Chinese government in January 2015. As a result, a portion of the consumption of recycled paper board by paper mills went back to imported OCC, which caused the drop in domestic OCC price in the first quarter of 2015 as compared to the previous comparable period. On the other hand, the price of recycled white scrap paper went up in the first quarter of 2015 as compared to the previous comparable period. We believe that as the demand for wood pulp rises in China (possibly due to an increased demand for tissue paper), the demand for white recycled paper, which can be used as a substitute for wood pulp (and to a certain extent for tissue paper of lower grade), may increase and as a result the price for white scrap may further increase in the future. Given to the uncertainty of the regional economic outlook for the rest of the year of 2015 and the government’s future policies, we believe that the short-term recycled paper raw material costs, including the cost of OCC, may become volatile in the next few months and may affect our gross profit margin.

The pricing trends of our major raw materials for the 24-month period from April 2013 to March 2015 are shown below:

Electricity and coal are the two main energy sources of our paper manufacturing activities.  The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months.  Historically, electricity and coal accounted for approximately 12% and 16% of total sales, respectively.  Because the average cost per tonne of coal went down from approximately $94.32 in first quarter of 2014 to approximately $81.73 in the first quarter of 2015, coal only accounted for approximately 4.53% of total sales in the first quarter of 2015. The monthly energy cost for electricity and coal as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2015 are summarized as follows:

Gross Profit

Gross profit for the three months ended March 31, 2015 was $4,986,733 (18.81% of total revenue), representing an increase of $315,897, or 6.76%, from the gross profit of $4,670,836 (18.14% of total revenue) for the three months ended March 31, 2014. This was mainly driven by the sales of Light-Weight CMP beginning in May 2014.

Corrugating Medium Paper and Offset Printing Paper

Gross profit for CMP and offset printing paper for the first quarter ended March 31, 2015 was $4,986,733, an increase of $671,862, or 15.57%, from $4,314,871 for the same period in 2014.  The increase in gross profit of CMP and offset printing paper for the first quarter of 2015 was a direct result of (1) the 8.36% increase in gross sales revenue accompanied by a relatively small increase of 6.81% in costs of sales, (2) the sale of Light-Weight CMP that contributed $884,427 gross profit in the current period, and (3) the maintenance performed on our PM3 production line in March 2015. The overall gross profit margin for CMP and offset printing paper increased by 15.57%, or 1.17 percentage points, from 17.64% in the first quarter in 2014 to 18.81% for the first quarter of 2015.

Gross profit margin for Regular CMP for the quarter ended March 31, 2015 was 17.38% (1.37 percentage points higher) compared to gross profit margin of 16.01% for the quarter ended March 31, 2014. Such increase was primarily the result of a decline in the unit price of the recycled paper board, which is the raw material for the Regular CMP.

The gross profit margin for Light-Weight CMP for the quarter ended March 31, 2015 was 27.69%.

Our offset printing paper has seen a moderate 7.58% decrease in revenue for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 and an increase in the unit price of the white scrap paper, which is the raw material for the offset printing paper. Gross profit margin for offset printing paper was 18.13% for the quarter ended March 31, 2015, a decrease of 3.29 percentage points, as compared to 21.42% for the quarter ended March 31, 2014.

 Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended March 31, 2015 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the quarter ended March 31, 2014 amounted to $355,965, or 27.51% as a percentage of total digital photo paper sales. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, so no digital photo paper was produced and sold in the first quarter of 2015. We expect to resume the digital photo paper production in the second half of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2015 were $1,706,392, an increase of $797,476, or 87.74%, from $908,916 for the first quarter of 2014. The increase was mainly attributable to the increase in the depreciation expenses for digital photo paper production line (which was dissembled in October 2014) that was charged to the cost of sales previously and the increase in the depreciation expenses for the property, plant and equipment in our Wei County Industrial Park.

Income from Operations

Operating income for the quarter ended March 31, 2015 was $3,280,341, a decrease of $481,579, or 12.80%, from $3,761,920 for the same period in 2014.  The decrease was primarily due to the increase in selling and general administrative expenses as discussed above.

Other Income and Expenses

Interest expense in the quarter ended March 31, 2015 increased by $372,926 from $275,292 in the first quarter of 2014 to $648,218 in the first quarter of 2015. The Company had total short-term and long-term interest-bearing loans, related party loan and leasing obligations in the amount of $43,772,193 as of March 31, 2015, as compared to a total of $35,109,725 of such loans as of March 31, 2014. Of all interest incurred on the interest-bearing loans, $17,739 (which was related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”)) and $261,433 was capitalized as soft-cost of construction-in-progress during the first quarter of 2015 and 2014, respectively.

Provision for Income Taxes

Provision for income tax was $805,485 for the quarter ended March 31, 2015, a decrease of $153,246, or 15.98%, from the amount of $958,731 for the comparable quarter for the previous year. The decrease was a result of the low income before income tax caused by the relocation of digital photo paper production line and the depreciation for the property, plant and equipment in Wei County charged.

Net Income

As a result of the above, net income was $2,105,489 for the quarter ended March 31, 2015, a decrease of $427,805, or 16.89%, from $2,533,294 for the comparable period in the year of 2014.

Accounts Receivable

Net accounts receivable increased by $90,383 (or 2.42%) to $3,820,506 as of March 31, 2015, compared with $3,730,123 as of December 31, 2014. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 93.38% of total value of ending inventory as of March 31, 2015) and finished goods. As of March 31, 2015, the recorded value of inventory increased by 53.11% to $10,931,611 from $7,139,599 as of December 31, 2014. Inventory of recycled paper board, which is the main raw material for the production of CMP, was $8,202,491 as of March 31, 2015. The ending inventory balance of recycled paper board as of March 31, 2015 was approximately $3,864,422 (or 89.08%) higher than the balance as of December 31, 2014, primarily due to the ramp up of our CMP production lines PM1 and PM6.

A summary of changes in major inventory items is as follows:

	March 31, 2015	December 31, 2014	$ Change	% Change
Raw Materials
Recycled paper board	$8,202,491	$4,338,069	$3,864,422	89.08%
Recycled white scrap paper	1,446,171	1,212,588	233,583	19.26%
Coal	472,949	497,038	(24,089)	-4.85%
Digital photo base paper and other raw materials	86,331	95,053	(8,722)	-9.18%
Total Raw Materials	10,207,942	6,142,748	4,065,194	66.18%
Finished Goods	723,669	996,851	(273,182)	-27.40%
Totals	$10,931,611	$7,139,599	$3,792,012	53.11%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $10,933,358 as of March 31, 2015, a decrease of $5,180,386, or 32.15%, from $16,113,744 as of December 31, 2014. Accounts payable was nil as of December 31, 2014 and $839,255 as of March 31, 2015. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei, Commercial Bank of the City of Zhangjiakou (the “CBCZ Bank”) and Shanghai Pudong Development Bank (“SPD Bank”) to make most of our raw materials payments to our vendors. Our notes payable to Bank of Hebei, CBCZ Bank and SPD Bank were $10,094,103 and $16,113,744 as of March 31, 2015 and December 31, 2014, respectively.

Liquidity and Capital Resources

Overview

As of March 31, 2015, we had a net working capital deficit of $17,554,387, a decrease of $360,899 from the net working capital deficit of $17,915,286 at December 31, 2014. Total current assets as of March 31, 2015 amounted to $23,291,005. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $5,047,052 was included in our current assets as of March 31, 2015 and was deposited at the Commercial Bank of the City of Zhangjiakou (“CBCZ Bank”) and Shanghai Pudong Development Bank (“SPD Bank”) for purpose of securing the bank acceptance notes issued by these banks that are due on various dates starting from April 14, 2015 to July 22, 2015.

We have been reporting lower balances in current liabilities on our balance sheet since we had paid off the bank acceptance notes issued by the bank mentioned above which became due during the first quarter of 2015. We entered into a three-year sale-leaseback financing on June 16, 2013 (see details below), which features a three-year fully amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction cost of the Wei County tissue paper expansion project (see below). Current liabilities as of March 31, 2015 totaled $40,845,392, a decrease of $3,624,756 over the December 31, 2014 balance of $44,470,148 and included the current portion of the capital lease payable in the amount of $11,898,798. We have also been using bank acceptance notes, which are typical 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was stated at $10,094,103 as of March 31, 2015, representing a decrease of $6,019,641, or 37.36%, from the balance of $16,113,744 as of December 31, 2014. Most of our current short-term bank loans are either revolving or term loans. We expect to renew the loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payables, which carry no interest but require a certain portion of the credit facilities to be deposited at the issuing banks) feature interest-only monthly payments with a balloon payment for the entire principal upon the maturity of the loan. In addition to the quarterly interest payments, the long term loans from credit union require semi-annual principal repayment with one large balloon payment upon maturity. The CNFTFL lease financing requires quarterly payments of interest and every-six-month payments of principal, ranging from approximately $4.4 million to approximately $63,000 during the entire three-year term.

Efforts to Mitigate the Net Working Capital Deficit

Amounts due to related parties included in current liabilities were $3,586,266 as of March 31, 2015, including rent payable due to a related party of $267,741 (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), loan from our Chairman and Chief Executive Officer Mr. Zhenyong Liu of $2,377,962 and accrued interest payable included in other payables and accrued liabilities of $940,563 to Mr. Liu (see “Moratorium on interest for Related Party Loan Collection” below). Excluding the related party payables, the net working capital deficit as of March 31, 2015 was $13,968,121.

Moratorium of interest for Related Party Loan Collection

On March 25, 2014, our Chairman and Chief Executive Officer, Mr. Zhenyong Liu, agreed in writing to allow the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $940,563, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed financial statement as of March 31, 2015.

Our loan-to-equity ratio was 34.59% as of March 31, 2015. Our debt-asset ratio was 25.70% as of March 31, 2015. The industry average of debt-asset ratios for 2014 was over 50% according to ww.wenku.baidu.com, and according to a search on www.finance.ifeng.com, two largest paper mills publicly listed on the Chinese stock exchanges each had a debt-asset ratio exceeding 60% at the end of the first quarter of 2015. As long as we are able to manage our short-term liquidity through various efforts described above, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably further leverage our assets to provide capital for future growth.

From time to time, we investigate financing opportunities with banks and other financial institutions and investors both inside and outside of China, and we may seek long-term financings to pay off liabilities with shorter terms. We cannot guarantee that our efforts will be successful. As of the date of this report, we have not entered into any material binding agreement for additional long-term financing. There can be no assurance that we will be able to secure such financing either from banks or through debt or equity investments from investors. If we are unable to obtain sufficient outside financing, whether short-term or long-term, or generate sufficient operating cash flow internally, the progress of our construction or renovation projects may be slowed down or otherwise negatively affected. We may also have to curtail the scope of our capital expenditure projects or shelve some components of such projects (for example, delaying the installation of the PM9 production line) until additional capital resources are available.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment (the “Leased Equipment”) to CNFTFL for RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leased back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment is included as part of the property, plant and equipment of the Company as of March 31, 2015; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013. As of March 31, 2015, the balance of the long-term obligations under capital lease was $4,072,946, which is net of its current portion in the amount of $11,898,798.

Total interest expenses for the sale-leaseback arrangement for the three months ended March 31, 2015 and 2014 were $156,054 and $261,433, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term of three years and as an offset to depreciation of the Leased Equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,273,059 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and agrees to pledge essentially all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $32,468,616 and $33,287,324 as of March 31, 2015 and December 31, 2014, respectively.

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we were required to eventually cease all operations currently conducted on our Headquarters Compound site. As discussed under the “Properties” in our 2014 Annual Report on Form 10-K, on August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the LUR, the Industrial Buildings, and the Dormitories to Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, for cash of approximately $2.77 million, $1.15 million, and $4.28 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $162,808 (RMB1,000,000). On May 8, 2015, Hebei Fangsheng agreed in writing to allow the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $267,741 and $227,900, which was recorded as part of the current liabilities as of March 31, 2015 and December 31, 2014, respectively. As a condition for the sale of the Dormitories, Hebei Fangsheng agreed that it would act as an agent for the Company, which is not qualified to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further agreed that it would not seek to profit from the resale of the Dormitories units and would allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

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

Capital Expenditure Commitment as of March 31, 2015

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the three months ended March 31, 2015 were primarily financed by cash flows generated from financing activities. As of March 31, 2015, we had approximately $20.2 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery.

Capital Expenditures

Our committed capital expenditures for the next 18 months are approximately $20.2 million, which mainly includes budgeted costs for the projects below:

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project may be up to approximately $130 million (of which $97.4 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $79 million (of which $76.6 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $51 million (of which $20.8 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line could be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the second half of 2015, as we have experienced construction and budget funding delays. The delay of completion of the PM8 production line did not cause any major financial impact on our current period earnings, as we had previously budgeted no significant revenue or net earnings from the PM8 production line tissue paper for the first quarter in 2015.

By the end of 2014, the capital expenditure projects finished in the Wei County Industrial Park included: an office building, employee cafeteria, and two employee dormitory buildings. The projects finished in the first quarter of 2015 include: three workshops, four warehouses, as well as infrastructure and landscaping projects in the Wei County Industrial Park at a cost of $36.18 million. We plan to build the second 15,000 tonnes/year tissue paper production line (designated as PM9) at an estimated cost of $7.8 million after the PM8 production line is put into production.

Relocation of Digital Photo Paper PM4 and PM5 Production Lines

We have begun to relocate our digital photo paper production lines (PM4 and PM5), as well as related chemical and packaging equipment, from the workshops currently located in our Headquarters Compound to a new location that is across the street from our Xushui Paper Mill, Xushui Mill Annex. We purchased the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and are in the process of constructing three industrial buildings for the digital photo paper operations, a dormitory for factory workers, and offices to consolidate our Xushui County operations. As of March 31, 2015, the disassembled PM4 and PM5 production lines were being moved to the Xushui Mill Annex for installation.

Total cost of the relocation of the PM4 and PM5 production lines is estimated to be approximately $1.6 million. Building construction costs at the Xushui Mill Annex is estimated to be an additional $7.5 million for 2015 and 2016. As of March 31, 2015, we have already entered into contracts related to the PM4 and PM5 production line relocation project for approximately $5.9 million.

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2015 was $2,544,567, a decrease of $1,346,906 from $3,891,473 as of December 31, 2014. The decrease of cash and cash equivalents for the three months ended March 31, 2015 was caused by a number of factors including:

i. Net cash used in operating activities

Net cash used in operating activities was $1,975,542 for the quarter ended March 31, 2015. The balance represented a decrease of $9,801,464, or 125.24%, from $7,825,922 provided by for the same period of 2014.  The net income of the quarter ended March 31, 2015 was $2,105,489, representing a decrease of $427,805, or 16.89%, from $2,533,294 for the first quarter of 2014.  Changes in various asset and liability account balances throughout the first quarter of 2015 also contributed to the net change in cash generated from operating activities in the first quarter of 2015. Chief among such changes is the additional notes payable in the amount of $5,958,777 that we paid during the quarter ended March 31, 2015. There was also an increase of $3,818,979 in the ending inventory balance as of March 31, 2015 (and as a decrease to net cash for the first quarter 2014 cash flow purposes). In addition to the decrease in cash from the net change in the first quarter 2015 inventory balance, the Company had non-cash expenses in depreciation and amortization in the amount of $2,514,884 in the first quarter of 2015. The Company also had a net decrease of $2,093,569 in prepayment and other current assets (as an increase to net cash) and a net decrease of $315,737 in other payables and accrued liabilities (as a decrease to net cash), as well as an increase in income tax payable of $956,456 (as an increase to net cash) during the quarter ended March 31, 2015.

ii. Net cash used in investing activities

We incurred $2,671,647 in net cash expenditures for investing activities during the quarter ended March 31, 2015, compared to $2,965,044 for the same period of 2014. Essentially, all expenditures in the quarter ended March 31, 2015 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $3,321,970 for the quarter ended March 31, 2015, as compared to net cash used in financing activities in the amount of $2,081,982 for the same period of 2014. During the quarter ended March 31, 2015, we obtained a cash inflow of $3,793,429 from the release of restricted deposit upon the payoff of notes payables in Bank of Hebei, CBCZ Bank and SPD Bank.

Short-term bank loans

		March 31, 2015	December 31, 2014
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$2,442,122	$2,451,381
The Commercial Bank of the City of Zhangjiakou	(b)	3,256,162	3,268,508
ICBC Loan 2	(c)	814,041	817,127
ICBC Loan 3	(d)	3,256,162	3,268,508
Total short-term bank loans		$9,768,487	$9,805,524

(a)

On June 26, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $ 2,442,122 and $2,451,381 as of March 31, 2015 and December 31, 2014, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 25, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

(b)	On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and an independent third party provided a guarantee with the land use rights and buildings pledged by Hebei Tengsheng as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank for $3,256,162 and $3,268,508 as of March 31, 2015 and December 31, 2014, respectively. The loan will be repayable on June 9, 2015 and bears a fixed interest rate of 11.88% per annum.

(c)	On August 19, 2014, the Company obtained a new accounts receivable factoring facility from the ICBC for $814,041 and $817,127 as of March 31, 2015 and December 31, 2014, respectively. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility will expire on June 11, 2015 and bears an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding.

(d)	On November 20, 2014, the Company entered into a working capital loan agreement with the ICBC for $3,256,162 and $3,268,508 as of March 31, 2015 and December 31, 2014, respectively. The loan bears an interest rate of 110% over the primary lending rate of the People’s Bank of China and was at 6.16% per annum at the time of funding. The loan will be repayable on December 3, 2015. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

As of March 31, 2015, there were guaranteed short-term borrowings of $3,256,162 and secured bank loans of $6,512,325. As of December 31, 2014, there were guaranteed short-term borrowings of $3,268,508 and secured bank loans of $6,537,016. The factoring facility was secured by the Company’s accounts receivable in the amounts of $3,820,507 and $3,730,123 as of March 31, 2015 and December 31, 2014, respectively.

The average short-term borrowing rates for the three months ended March 31, 2015 and 2014 were approximately 8.21% and 6.79%, respectively.

Long-term loans from credit union

As of March 31, 2015 and December 31, 2014, loans payable to Rural Credit Union of Xushui County, amounted to $5,885,513 and $5,907,828, respectively.

On April 16, 2014, the Company entered into an agreement with the Rural Credit Union of Xushui County for an amount that is $1,603,660 and $1,609,740 as of March 31, 2015 and December 31, 2014. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance would be repayable by various installments from June 21, 2014 to November 18, 2018. As of March 31, 2015, total outstanding loan balance was $1,603,660, with $65,123 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet. As of December 31, 2014, the total outstanding loan balance was $1,609,740, with $65,370 becoming due within one year and presented as current portion of long term loans from credit union on the consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $15,715,157 and $19,300,765 as of March 31, 2015 and December 31, 2014, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of March 31, 2015, the total outstanding loan balance was $4,281,853, with $81,404 becoming due within one year and presented as current portion of long term loans from credit union on the condensed consolidated balance sheet. As of December 31, 2014, the total outstanding loan balance was $4,298,088, with $81,713 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2015 and 2014 were $327,707 and $238,585, respectively.

Shareholder Loans

The Company’s CEO loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. The balance was $2,377,962 and $2,386,978 as of March 31, 2015 and December 31, 2014, respectively. The unsecured loan carries an annual interest rate based on the People’s Bank of China and was set at 6.00% per annum. The entire balance is presented as current portion of long term loan from a related party in the condensed consolidated balance sheet as of March 31, 2015.

On December 10, 2014, Mr. Liu had loaned $9,768,487 and $9,805,524 as of March 31, 2015 and December 31, 2014, respectively, to Orient Paper HB for working capital purpose with an annual interest rate that was based on the People’s Bank of China and set at 6% per annum. The unsecured loan matures on December 10, 2017.

As of March 31, 2015 and December 31, 2014, total amount of loans due to Mr. Liu were $12,146,449 and $12,192,502, respectively. The interest expenses incurred for above related party loans are $182,196 and $36,707 for the three months ended March 31, 2015 and 2014, respectively. On January 20, 2015, our CEO agreed in writing to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the Company's financial statements show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $940,563 and $761,242, which was recorded in other payables and accrued liabilities as part of the current liabilities as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 and 2014, the Company borrowed $80,000 and $123,500, respectively, from a shareholder to pay for various expenses incurred in the United States. The amount was repayable on demand with interest free. The Company has repaid the entire balance by the end of the period.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the quarter ended March 31, 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2015 and December 31, 2014 to translate the Chinese RMB to the U.S. Dollars are 6.1422:1 and 6.1190:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.1422:1, and 6.1177:1 for the quarters ended March 31, 2015 and 2014, respectively. Translation adjustments are included in other comprehensive income (loss).

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2015.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended March 31, 2015, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2014 Annual Report on Form 10-K.

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

ORIENT PAPER, INC.

Date: May 13, 2015	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	/s/ Jing Hao
Name: Jing Hao
Title: Chief Financial Officer
(Principal Financial Officer)

