Form 10-Q
period 2015-06-30
Orient Paper Inc.
filed 2015-08-12
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 7, 2015: 20,316,400.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$2,163,357	$3,891,473
Restricted cash	3,271,395	8,873,999
Accounts receivable (net of allowance for doubtful accounts of $85,088 and $76,125 as of June 30, 2015 and December 31, 2014, respectively)	4,169,359	3,730,123
Inventories	8,377,944	7,139,599
Prepayments and other current assets	775,160	2,919,668
Deferred tax assets - current	16,741	-

Total current assets	18,773,956	26,554,862

Prepayment on property, plant and equipment	1,491,756	1,490,440
Property, plant, and equipment, net	210,387,247	208,213,198
Value-added tax recoverable	3,234,106	3,228,075
Deferred tax asset – non-current	760,315	281,010

Total Assets	$234,647,380	$239,767,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$6,542,790	$9,805,524
Current portion of long-term loans from credit union	179,927	147,083
Current portion of long-term loan from a related party	2,389,086	2,386,978
Current obligations under capital lease	12,657,697	12,258,488
Accounts payable	879,023	-
Notes payable	6,542,790	16,113,744
Due to a related party	309,886	227,900
Accrued payroll and employee benefits	557,803	492,765
Other payables and accrued liabilities	3,855,412	2,400,523
Income taxes payable	1,903,393	637,143

Total current liabilities	35,817,807	44,470,148

Loans from credit union	5,733,120	5,760,745
Loan from a related party	9,814,185	9,805,524
Deferred gain on sale-leaseback	464,002	695,389
Long-term obligations under capital lease	-	4,090,413

Total liabilities	51,829,114	64,822,219

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 20,316,400 shares issued and outstanding as of June 30, 2015 and December 31, 2014	20,316	20,316
Additional paid-in capital	49,218,982	49,218,982
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	17,198,046	17,021,165
Retained earnings	110,300,348	102,604,329

Total stockholders' equity	182,818,266	174,945,366

Total Liabilities and Stockholders' Equity	$234,647,380	$239,767,585

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$41,283,142	$37,836,265	$67,787,486	$63,590,129

Cost of sales	(30,799,628)	(31,715,258)	(52,317,239)	(52,798,286)

Gross Profit	10,483,514	6,121,007	15,470,247	10,791,843

Selling, general and administrative expenses	(1,833,970)	(989,299)	(3,540,362)	(1,898,215)

Income from Operations	8,649,544	5,131,708	11,929,885	8,893,628

Other Income (Expense):
Interest income	6,391	39,451	55,199	44,848
Subsidy income	46,999	-	277,042	-
Interest expense	(1,135,893)	(268,545)	(1,784,111)	(543,837)

Income before Income Taxes	7,567,041	4,902,614	10,478,015	8,394,639

Provision for Income Taxes	(1,976,511)	(1,330,506)	(2,781,996)	(2,289,237)

Net Income	5,590,530	3,572,108	7,696,019	6,105,402

Other Comprehensive Income:

Foreign currency translation adjustment	844,427	284,824	176,881	(1,090,666)

Total Comprehensive Income	$6,434,957	$3,856,932	$7,872,900	$5,014,736

Earnings Per Share:
Basic and Fully Diluted Earnings per Share	$0.28	$0.19	$0.38	$0.33

Weighted Average Number of Shares
Outstanding - Basic and Fully Diluted	20,316,400	18,753,900	20,316,400	18,753,900

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net income	$7,696,019	$6,105,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,092,217	3,867,694
Allowance for bad debts	8,874	3,856
Deferred tax	(494,559)	253,719
Changes in operating assets and liabilities:
Accounts receivable	(443,727)	(177,387)
Prepayments and other current assets	2,138,350	181,904
Inventories	(1,228,963)	(1,626,046)
Accounts payable	876,829	5,485,008
Notes payable	(9,561,259)	8,041,543
Accrued payroll and employee benefits	64,441	63,928
Other payables and accrued liabilities	1,012,879	(973,661)
Income taxes payable	1,262,528	(280,879)
Net Cash Provided by Operating Activities	6,423,629	20,945,081

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(34,135)	(25,431)
Payment for construction in progress	(5,901,707)	(13,444,709)
Net Cash Used in Investing Activities	(5,935,842)	(13,470,140)

Cash Flows from Financing Activities:
Proceeds from related party loans	300,000	343,500
Repayment of related party loans	(300,000)	(343,500)
Proceeds from bank loans	-	4,045,189
Repayment of bank loans	(3,263,228)	(2,417,346)
Payment of capital lease obligation	(4,551,517)	(4,088,678)
Release of (Increase in) restricted cash	5,596,436	(3,971,936)
Net Cash Used in Financing Activities	(2,218,309)	(6,432,771)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,406	(39,971)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,728,116)	1,002,199

Cash and Cash Equivalents - Beginning of Period	3,891,473	3,131,163

Cash and Cash Equivalents - End of Period	$2,163,357	$4,133,362

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized cost	$1,384,324	$467,400
Cash paid for income taxes	$2,014,028	$2,316,397

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the three months ended June 30, 2015 and 2014 were 99.94% and 97.15%, respectively. The revenue of the Company generated from Orient Paper HB for the six months ended June 30, 2015 and 2014 were 99.96% and 96.27%, respectively. Orient Paper HB also accounted for 83.52% and 83.73% of the total assets of the Company as of June 30, 2015 and December 31, 2014, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2015 and December 31, 2014, details of the Company’s subsidiaries and variable interest entities are as follows:

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future period.

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

Liquidity and Going Concern

As of June 30, 2015, the Company had current assets of $18,773,956 and current liabilities of $35,817,807 (including amounts due to related parties of $3,826,985), resulting in a working capital deficit of approximately $17,043,851; while as of December 31, 2014, the Company had current assets of $26,554,862 and current liabilities of $44,470,148 (including amounts due to related parties of $3,376,120), resulting in a working capital deficit of approximately $17,915,286. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

On January 20, 2014, our Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Liu was approximately $1,128,013, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated financial statement as of June 30, 2015 (see Note (11) below).

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 9, 2015, Mr. Zhenyong Liu agreed in writing to permit the Company to postpone the repayment of the related party loan of $2,389,086 which will expire at December 31, 2015. (see Note (9) below).

On January 21, 2015, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $309,886 and $227,900, which was recorded in as part of the current liabilities as of June 30, 2015 and December 31, 2014, respectively.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO with an amount up to $19,579,370 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. Nil amount has been drawn from the credit line as of June 30, 2015.

On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”), and other guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”), to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation of RMB75,000,000 (US$12 million), with principal payable on the 21th of December 2015, June 2016, December 2016 and final payment on June 21, 2017. Please refer to Note (23) below.

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Restricted Cash

Restricted cash of $3,271,395 as of June 30, 2015 was presented for the cash deposited at the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from the bank (see Note (10)). The restriction will be lifted upon the maturity of the note payable on July 22, 2015.

Restricted cash of $8,873,999 as of December 31, 2014 was presented for the cash deposited at the Bank of Hebei, SPD Bank and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks (see Note (10)). The restriction was lifted upon the maturity of the notes payable from January 7, 2015 through April 23, 2015.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Raw Materials
Recycled paper board	$5,741,975	$4,338,069
Recycled white scrap paper	1,147,693	1,212,588
Coal	193,345	497,038
Base paper and other raw materials	223,243	95,053
	7,306,256	6,142,748
Finished Goods	1,071,688	996,851
Totals	$8,377,944	$7,139,599

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Prepaid NYSE MKT annual fee	$17,500	$7,500
Recoverable VAT	250,000	250,000
Prepaid insurance	105,000	55,000
Prepayment for purchase of materials	-	1,910,643
Prepaid land lease	196,284	490,276
Others	206,376	206,249
	$775,160	$2,919,668

(6) Prepayment on property, plant and equipment

As of June 30, 2015 and December 31, 2014, prepayment on property, plant and equipment consisted of $1,491,756 and $1,490,440, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 65,023 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2016.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Property, plant and equipment

As of June 30, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2015	2014
Property, Plant, and Equipment:
Land use rights	$7,759,734	$7,752,886
Building and improvements	80,455,599	44,889,395
Machinery and equipment	122,821,978	121,332,310
Vehicles	707,173	706,548
Construction in progress	48,971,438	78,484,066
	260,715,922	253,165,205
Less: accumulated depreciation and amortization	(50,328,675)	(44,952,007)
Property, Plant and Equipment, net	$210,387,247	$208,213,198

As of June 30, 2015 and December 31, 2014, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$25 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$25 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,500) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of June 30, 2015 and December 31, 2014. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment, which are recorded at the new cost of $25,987,724 and $25,964,790 as of June 30, 2015 and December 31, 2014, respectively. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the three months ended June 30, 2015 and 2014, depreciation of Leased Equipment were $414,663 and $411,096, respectively. During the six months ended June 30, 2015 and 2014, depreciation of Leased Equipment were $827,533 and $825,620, respectively. The accumulated depreciation of the leased asset were $3,318,415 and $2,486,615 as of June 30, 2015 and December 31, 2014. During the three months ended June 30, 2015 and 2014, the gain realized on sale-leaseback transaction were $115,962 and $114,964, respectively. During the six months ended June 30, 2015 and 2014, the gain realized on sale-leaseback transaction were $231,422 and $230,887, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-lease back are $464,002 and $695,389 as of June 30, 2015 and December 31, 2014, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in the second half of 2015. For the three months ended June 30, 2015 and 2014, the amount of interest capitalized is $79,461 and $247,795, respectively. For the six months ended June 30, 2015 and 2014, the amount of interest capitalized is $97,200 and $509,228, respectively.

As of June 30, 2015 and December 31, 2014, certain property, plant and equipment of Orient Paper HB with net values of $15,123,861 and $19,300,765 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of December 31, 2014, certain of the Company’s property, plant and equipment in the amount of $29,995 have been pledged for the facility obtained from Bank of Hebei. See “Notes Payable” under Note (10) for details. In addition, land use right with net values of $7,268,284 and $7,339,399 as of June 30, 2015 and December 31, 2014 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

As of June 30, 2015 and December 31, 2014, essentially all production equipment of Orient Paper Shengde with net value of $31,924,497 and $33,287,324 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $2,577,333 and $1,928,900 for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization of property, plant and equipment was $5,092,217 and $3,867,694 for the six months ended June 30, 2015 and 2014, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Loans Payable

Short-term bank loans

		June 30, 2015	December 31, 2014
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$2,451,381
The Commercial Bank of the City of Zhangjiakou	(b)	3,271,395	3,268,508
ICBC Loan 2	(c)	-	817,127
ICBC Loan 3	(d)	3,271,395	3,268,508
Total short-term bank loans		$6,542,790	$9,805,524

(a)

On June 26, 2014, the Company obtained an accounts receivable factoring facility from the ICBC for $2,451,381 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility was expired on June 24, 2015 and bore an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding. The Company paid off the principal balance and interest by June 24, 2015.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

(b)	On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and an independent third party provided a guarantee with the land use rights and buildings pledged by Hebei Tengsheng as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank for $3,271,395 and $3,268,508 as of June 30, 2015 and December 31, 2014, respectively. The loan was repaid subsequently on July 16, 2015 and bore a fixed interest rate of 11.88% per annum.

(c)	On August 19, 2014, the Company obtained an accounts receivable factoring facility from the ICBC for $817,127 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility was expired on June 10, 2015 and bore an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding. The Company paid off the principal balance and interest by June 10, 2015.

(d)	On November 20, 2014, the Company entered into a working capital loan agreement with the ICBC for $3,271,395 and $3,268,508 as of June 30, 2015 and December 31, 2014, respectively. The loan bears an interest rate of 110% over the primary lending rate of the People’s Bank of China and was at 6.16% per annum at the time of funding. The loan will be repayable on December 3, 2015. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2015, there were guaranteed short-term borrowings of $3,271,395 and secured bank loans of $3,271,395. As of December 31, 2014, there were guaranteed short-term borrowings of $3,268,508 and secured bank loans of $6,537,016. The factoring facility was secured by the Company’s accounts receivable in the amount of $nil and $3,730,123 as of June 30, 2015 and December 31, 2014, respectively.

The average short-term borrowing rates for the six months ended June 30, 2015 and 2014 were approximately 8.24% and 6.78%, respectively. The average short-term borrowing rates for the three months ended June 30, 2015 and 2014 were approximately 8.27% and 6.78%, respectively.

Long-term loans from credit union

As of June 30, 2015 and December 31, 2014, loans payable to Rural Credit Union of Xushui County, amounted to $5,913,047 and $5,907,828, respectively.

On April 16, 2014, the Company entered into an agreement with the Rural Credit Union of Xushui County for an amount that is $1,611,162 and $1,609,740 as of June 30, 2015 and December 31, 2014, respectively. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance would be repayable by various installments from June 21, 2014 to November 18, 2018. As of June 30, 2015, total outstanding loan balance was $1,611,162 with $81,785 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet. As of December 31, 2014, total outstanding loan balance was $1,609,740 with $65,370 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $15,123,861 and $19,300,765 as of June 30, 2015 and December 31, 2014, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of June 30, 2015, the total outstanding loan balance was $4,301,885, with $98,142 becoming due within one year and presented as current portion of long term loans from credit union in the condensed consolidated balance sheet. As of December 31, 2014, the total outstanding loan balance was $4,298,088, with $81,713 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2015 and 2014 were $333,296 and $232,141, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2015 and 2014 were $661,003 and $470,726, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$25 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for RMB 150 million (approximately US$25 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,500) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013.

Orient Paper HB made all payments due according to the schedule prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with the CNFTFL regarding a modified payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continued to make interest payments due (as well as a payment of a liquidated damage of approximately $9,200 on December 26, 2014). No remedial measures were taken by the lessor or its parent company. On May 19, 2015 and June 15, 2015, the Company made payments to the lessor of RMB 5,000,000 (approximately $0.8 million) and RMB 20,000,000 (approximately $3 million), respectively, and decreased the balance from RMB 100,000,000 (approximately $16 million) as of December 31, 2014 to RMB 75,000,000 (approximately $12 million) as of June 15, 2015.

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into the “2015 Agreement”, to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation of RMB75,000,000, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015. Please refer to Note (23) below.

The balance of the long-term obligations under capital lease were $nil and $4,090,413 as of June 30, 2015 and December 31, 2014, which is net of its current portion in the amount of $12,657,697 and $12,258,488, respectively.

Total interest expenses for the sale-leaseback arrangement for the three months ended June 30, 2015 and 2014 were $699,070 and $247,795, respectively. Total interest expenses for the sale-leaseback arrangement for the six months ended June 30, 2015 and 2014 were $855,124 and $509,228, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term of three years and as an offset to depreciation of the Leased Equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,268,284 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $31,924,496 and $33,287,324 as of June 30, 2015 and December 31, 2014, respectively.

The future minimum lease payments of the capital lease as of June 30, 2015 were as follows:

Year Ending June 30,	Amount
2016	$13,026,990
Totals	13,026,990
Less: unearned discount	(369,293)
Current portion of obligation under capital lease, net	$12,657,697

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Related Party Transactions

The Company’s CEO loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. The balance was $2,389,086 and $2,386,978 as of June 30, 2015 and December 31, 2014, respectively. The unsecured loan carries an annual interest rate based on the People’s Bank of China and was set at 6.15% per annum. The entire balance is presented as current portion of long-term loan from a related party in the condensed consolidated balance sheet as of June 30, 2015.

On December 10, 2014, Mr. Liu loaned $9,814,185 and $9,805,524 as of June 30, 2015 and December 31, 2014, to Orient Paper HB for working capital purpose with an annual interest rate based on the People’s Bank of China and was set at 6.00% per annum. The unsecured loan will expire on December 10, 2017.

As of June 30, 2015 and December 31, 2014, total amount of loans due to Mr. Liu were $12,203,271 and $12,192,502, respectively. The interest expenses incurred for above related party loans are $182,988 and $36,404 for the three months ended June 30, 2015 and 2014, respectively. The interest expenses incurred for above related party loans are $365,184 and $73,111 for the six months ended June 30, 2015 and 2014, respectively. On January 20, 2015, the Company’s CEO agreed in writing to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $1,128,013 and $761,242, which was recorded in other payables and accrued liabilities (see Note (11) below) as part of the current liabilities as of June 30, 2015 and December 31, 2014, respectively.

During the six months and three months ended June 30, 2015, the Company borrowed $300,000 and $220,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

During the six months and the three months ended June 30, 2014, the Company borrowed $343,500 and $220,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

Sale of Headquarters Compound Real Properties to a Related Party

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $163,161 (RMB1,000,000). On January 21, 2015, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $309,886 and $227,900, which was recorded as part of the current liabilities as of June 30, 2015 and December 31, 2014, respectively.

Land Use Right Pledged by Hebei Fangsheng

Independent from the above related party sale transaction, on March 3, 2014, Hebei Fangsheng entered into a Collateral Agreement with SPD Bank in connection with the Company’s bank acceptance note obtained from the SPD Bank (see Note (10) below). Under the Collateral Agreement, Hebei Fangsheng pledged certain land-use-right on a parcel of land located in Wei County, Hebei for the benefit of the SPD Bank as collateral to secure the credit facility of the bank acceptance note during the period from March 3, 2014 to March 2, 2016. As explained above, Hebei Fangsheng is controlled by the Company’s CEO.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Notes payable

As of June 30, 2015, the Company bank acceptance note of $6,542,790 from the Commercial Bank of the City of Zhangjiakou, to one of its major suppliers for settling purchase of raw materials. The acceptance note is used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $3,271,395 in the bank as mentioned in Note (3). The banking facility obtained from the Commercial Bank of the City of Zhangjiakou was guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company as mentioned in Note (8). The acceptance note will become due and payable on July 22, 2015.

As of December 31, 2014, the Company had eleven bank acceptance notes that totaled of $1,405,458, $6,537,016 and $8,171,270, respectively, from Bank of Hebei, SPD Bank and the Commercial Bank of the City of Zhangjiakou, respectively, to one of its major suppliers for settling purchase of raw materials. These acceptances notes were used to essentially extend the payment of accounts payable and were issued under the banking facilities obtained from these three banks as well as the restricted bank deposit of $8,873,999 in these three banks as mentioned in Note (3). In particular, the banking facility obtained from Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $29,995 and guaranteed by the Company’s CEO and Hebei Fangsheng and two independent third parties. The banking facility obtained from SPD Bank was secured by land use right from a related party as mentioned in Note (9). The banking facility obtained from the Commercial Bank of the City of Zhangjiakou was guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company as mentioned in Note (8). The bank acceptance notes from those three banks bore interest rate at nil% per annum and 0.05% of notes amount as handling change. They were due and paid on various dates starting from January 7, 2015 to April 23, 2015.

(11) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30,	December 31,
	2015	2014
Accrued electricity	$315,060	$334,212
Value-added tax payable	635,953	841,556
Accrued interest to a related party	1,128,013	761,242
Accrued bank loan interest	34,690	-
Payable for purchase of equipment	1,548,560	244,050
Others	193,136	219,463
Totals	$3,855,412	$2,400,523

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

Six months ended June 30, 2015
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

No warrants were issued, exercised, cancelled or expired during the period ended June 30, 2015 and 2014. As of June 30, 2015, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) Earnings Per Share

For the three months ended June 30, 2015 and 2014, basic and diluted net income per share are calculated as follows:

	Three Months Ended
	June 30,
	2015	2014
Basic income per share
Net income for the period - numerator	$5,590,530	$3,572,108
Weighted average common stock outstanding - denominator	20,316,400	18,753,900
Net income per share	$0.28	$0.19

Diluted income per share
Net income for the period- numerator	$5,590,530	$3,572,108
Weighted average common stock outstanding - denominator	20,316,400	18,753,900
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	20,316,400	18,753,900
Diluted income per share	$0.28	$0.19

For the six months ended June 30, 2015 and 2014, basic and diluted net income per share are calculated as follows:

	Six Months Ended
	June 30,
	2015	2014
Basic income per share
Net income for the period - numerator	$7,696,019	$6,105,402
Weighted average common stock outstanding - denominator	20,316,400	18,753,900
Net income per share	$0.38	$0.33

Diluted income per share
Net income for the period- numerator	$7,696,019	$6,105,402
Weighted average common stock outstanding - denominator	20,316,400	18,753,900
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	20,316,400	18,753,900
Diluted income per share	$0.38	$0.19

For the three months and six months ended June 30, 2014, there were no securities with dilutive effect issued and outstanding. For the three months and six months ended June 30, 2015, 820,312 shares related to warrants are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the year ended June 30, 2015 were lower than the warrants exercise price.

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

The provisions for income taxes for three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30,
	2015	2014
Provision for Income Taxes
Current Tax Provision – PRC	$2,320,100	$1,240,296
Deferred Tax Provision – PRC	(343,589)	90,210
Total Provision for Income Taxes	$1,976,511	$1,330,506

The provisions for income taxes for six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended
	June 30,
	2015	2014
Provision for Income Taxes
Current Tax Provision – PRC	$3,276,555	$2,035,518
Deferred Tax Provision – PRC	(494,559)	253,719
Total Provision for Income Taxes	$2,781,996	$2,289,237

During the three months ended June 30, 2015 and 2014, the effective income tax rate was estimated by the Company to be 26.1% and 27.1%, respectively. During the six months ended June 30, 2015 and 2014, the effective income tax rate was estimated by the Company to be 26.6% and 27.3%, respectively. The effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2015 and December 31, 2014, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months and six months ended June 30, 2015 and 2014, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $19,579 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $587,381 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (9) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $163,161 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years while looking for a new location to relocate its offices and the digital photo paper operations currently located in the headquarters compound.

Future minimum lease payments of all operating leases are as follows:

June 30,	Amount
2016	$772,049
2017	622,110
2018	608,479
2019	608,479
2020	608,479
Thereafter	4,543,968
$7,763,564

Capital commitment

As of June 30, 2015, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $19,563,116 and $24,561,228 as of June 30, 2015 and December 31, 2014, respectively. The Company expected to pay off all the balances within 1 year.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	June 30, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$41,257,361	$25,781	$-	$-	$41,283,142
Gross Profit	10,479,380	4,134	-	-	10,483,514
Depreciation and amortization	2,324,494	252,839	-	-	2,577,333
Interest income	5,933	458	-	-	6,391
Interest expense	1,135,893	-	-	-	1,135,893
Income tax expense (Credit)	2,050,158	(73,647)	-	-	1,976,511
Net Income (Loss)	6,145,299	(249,371)	(305,398)	-	5,590,530

	Three Months Ended
	June 30, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$36,759,295	$1,076,970	$-	$-	$37,836,265
Gross Profit	5,921,276	199,731	-	-	6,121,007
Depreciation and amortization	1,185,666	743,234	-	-	1,928,900
Interest income	38,385	1,066	-	-	39,451
Interest expense	268,545	-	-	-	268,545
Income tax expense	1,280,388	50,118	-	-	1,330,506
Net Income (Loss)	3,819,265	120,497	(367,654)	-	3,572,108

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	June 30, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$67,761,705	$25,781	$-	$-	$67,787,486
Gross Profit	15,466,113	4,134	-	-	15,470,247
Depreciation and amortization	4,587,182	505,035	-	-	5,092,217
Interest income	54,249	950	-	-	55,199
Interest expense	1,784,111	-	-	-	1,784,111
Income tax expense (Credit)	2,924,412	(142,416)	-	-	2,781,996
Net Income (Loss)	8,783,417	(481,118)	(606,280)	-	7,696,019
Total Assets	195,989,104	38,513,171	145,105	-	234,647,380

	Six Months Ended
	June 30, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$61,219,003	$2,371,126	$-	$-	$63,590,129
Gross Profit	10,236,147	555,696	-	-	10,791,843
Depreciation and amortization	2,456,403	1,411,291	-	-	3,867,694
Interest income	43,291	1,557	-	-	44,848
Interest expense	543,837	-	-	-	543,837
Income tax expense	2,150,753	138,484	-	-	2,289,237
Net Income (Loss)	6,464,850	350,290	(709,738)	-	6,105,402

	Year Ended December 31, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Total Assets	$200,764,663	$38,914,243	$88,679	$-	$239,767,585

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three months ended June 30, 2015 and 2014, the Company had no single customer contributing over 10% of total sales.

For the six months ended June 30, 2015 and 2014, the Company had no single customer contributing over 10% of total sales.

For the three months ended June 30, 2015, the Company had two major suppliers which primarily accounted for 58% and 19% of the total purchases. For the three months ended June 30, 2014, the Company had two major suppliers which primarily accounted for 61% and 16% of the total purchases.

For the six months ended June 30, 2015, the Company had two major suppliers which primarily accounted for 62% and 18% of the total purchases. For the six months ended June 30, 2014, the Company had a major supplier which primarily accounted for 68% of the total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of June 30, 2015 and December 31, 2014. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$81,581) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2015 and December 31, 2014, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB30,866,018 (US$5,048,747) as of June 30, 2015.

(21) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Recent Accounting Pronouncements

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. Its adoption of ASU 2015-10 is not expected to have any material impact on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Its adoption of ASU 2015-11 is not expected to have any material impact on the Company's consolidated financial statements.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(23) Subsequent Events

On July 1, 2015, Orient Paper HB, China Orient and other guarantors of Lease Financing Agreement, entered into the 2015 Agreement, to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation of RMB75,000,000, with principal payable on the 21th of December 2015, June 2016, December 2016 and final payment on June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2015 and 2014 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

In this quarterly report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our” and “us” refer to Orient Paper, Inc. and its PRC subsidiary and variable interest entity unless the context requires otherwise.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue for the three months ended June 30, 2015 was $41,283,142, an increase of $3,446,877 or 9.11% from $37,836,265 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue from sales of offset printing paper and corrugating medium paper (“CMP”) for the three months ended June 30, 2015 was $41,257,361, an increase of $4,498,066, or 12.24%, from $36,759,295 for the second quarter of 2014. The increase was primarily attributable to sales of our 40 gram-square-meter (g/s/m) to 80 g/s/m special specification CMP (the “Light-Weight CMP”) produced by the renovated PM1 production line, which commenced production in May 2014, and an increase in sales of our 110 g/s/m CMP (the “Regular CMP”).

Total offset printing paper and CMP sold during the three months ended June 30, 2015 amounted to 96,418 tonnes, an increase of 8,417 tonnes, or 9.56%, compared to 88,001 tonnes sold in the comparable period in the previous year. This was mainly attributable to the sales of Light-Weight CMP. The quantity of Light-Weight CMP produced and sold in the second quarter of 2015 was 12,984 tonnes, compared to 4,215 tonnes produced and sold from May 2014 through the end of the second quarter of 2014. The quantities of our Regular CMP produced and sold increased by 679 tonnes as compared to the second quarter of 2014. Offset printing paper produced and sold dropped by 1,031 tonnes, as compared to the second quarter of 2014, and this was mainly due to the interruption in production resulting from maintenance performed on our PM3 production line (one of the offset printing paper production lines) in April 2015. The changes in revenue dollar amount and in tonnage for the three months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
Sales	June 30, 2015		June 30, 2014		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.	Amount

Regular CMP	68,452	$25,809,897	67,773	$24,236,965	679	$1,572,932	1.00%	6.49%

Light-Weight CMP	12,984	$4,986,111	4,215	$1,524,821	8,769	$3,461,290	208.04%	227.00%

Total CMP	81,436	$30,796,008	71,988	$25,761,786	9,448	$5,034,222	13.12%	19.54%
Offset Printing Paper	14,982	$10,461,353	16,013	$10,997,509	(1,031)	$(536,156)	-6.44%	-4.88%
Total CMP and Offset Printing Paper Revenue	96,418	$41,257,361	88,001	$36,759,295	8,417	$4,498,066	9.56%	12.24%

Monthly sales revenue (excluding revenue of digital photo paper) for the 24 months ended June 30, 2015, are summarized below:

The ASPs (Average Selling Price) for our main products in the three months ended June 30, 2014 and 2015 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP
Three Months ended June 30, 2014	$687	$358	$362
Three Months ended June 30, 2015	$698	$377	$384
Increase/(Decrease) from comparable period in the previous year	$11	$19	$22
Increase/(Decrease) as a percentage	1.60%	5.31%	6.08%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper) for the 24 month period ended June 30, 2015:

Corrugating Medium Paper

Revenue from CMP amounted to $30,796,008 (74.64% of total offset printing paper and CMP revenue) for the three months ended June 30, 2015, representing an increase of $5,034,222, or 19.54%, from $25,761,786 for the comparable period in 2014.  We sold 81,436 tonnes of CMP in the three months ended June 30, 2015, as compared to 71,988 tonnes for the same period in 2014, representing a 13.12% increase in quantity sold. As explained above, the increase was mainly due to sales of Light-Weight CMP. ASP for Regular CMP rose from $358/tonne for the three months ended June 30, 2014 to $377/tonne for the three months ended June 30, 2015, representing a 5.31% increase over the comparable period.  The quantity of Regular CMP produced and sold increased by 679 tonnes from 67,773 tonnes in the second quarter of 2014 to 68,452 tonnes in the second quarter of 2015.

Our quarter-over-quarter ASP for Regular CMP rose by $19/tonne (or 5.31%) from $358/tonne for the quarter ended June 30, 2014 to $377/tonne for the quarter ended June 30, 2015. We believe that the 5.31% increase was mainly related to the appreciation of RMB in relation to USD, the recovery of China’s economy that began at the start of 2015, and inflation.

For the second quarter of 2015, the ASP for Light-Weight CMP was $384/tonne, $22 higher than the ASP of $362/tonne for comparable period in 2014. This increase was mainly led by the market trend and improved quality of Light-Weight CMP as the production line PM1 ran more smoothly since its launch in May 2014.

The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to strictly enforce the mandatory closure of outdated capacity in the next few years. As a result, we estimate that the ASPs for CMP and other packaging paper will remain relatively stable for the rest of 2015 as a result of elimination of outdated paper facilities, and the paper industry will witness increased competition and higher standards for environmental protection measures.

We launched our PM6 production line in December 2011 and have been improving its output capacity in the past few years. The PM6 production line has a designated capacity of 360,000 tonnes/year. The utilization rates for the second quarter of 2015 and 2014 were 76.19% and 75.30%, respectively, showing an increase of 1.18%.

Quantities sold for Regular CMP that was produced by the PM6 production line from July 2013 to June 2015 are as follows:

Offset Printing Paper

Revenue from offset printing paper amounted to $10,461,353 (25.36% of total offset printing paper and CMP revenue) for the three months ended June 30, 2015, which represents a decrease of $536,156, or 4.88%, from $10,997,509 for the comparable period in 2014. We sold 14,982 tonnes of offset printing paper in the three months ended June 30, 2015 compared to 16,013 tonnes in the comparable period in 2014, a decrease of 1,031 tonnes, or 6.44%.  This was mainly due to the interruption in production resulting from maintenance performed on our PM3 production line (one of the offset printing paper production lines) in April 2015. A higher offset printing paper ASP in 2015 is expected to increase the offset printing paper revenue in the rest of 2015. We sold offset printing paper at an ASP of $698/tonne in the second quarter of 2015, which is 1.60% higher than the ASP of $687/tonne in the second quarter of 2014.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $1,076,970, or 279 tonnes at an ASP of $3,866/tonnes for the three months ended June 30, 2014. In October 2014, we shut down and disassembled our digital photo paper production facilities (our PM4 and PM5 production lines) for relocation mandated by the local County government to a new workshop that we built across the street from our main production base, Xushui Paper Mill. The small amount of digital photo paper sold in the second quarter of 2015 was sales from inventory. No digital photo paper was produced in the second quarter of 2015. We completed the relocation and resumed commercial production of our digital photo paper in August 2015. We expect to increase our digital photo paper production in the late second half of 2015.

Changes in revenue and quantities sold of our digital photo paper for the three months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	June 30, 2015		June 30, 2014		Change in		Change
Sales Revenue	Qty. (Tonne)	Amount	Qty. (Tonne)	Amount	Qty. (Tonne)	Amount	Qty. (Tonne)	Amount
Digital Photo Paper	6	$25,781	279	$1,076,970	(273)	$(1,051,189)	-97.85%	-97.61%

27

Cost of Sales

Total cost of sales for CMP and offset printing paper for the quarter ended June 30, 2015 was $30,777,981, a decrease of $60,038, or 0.19%, from $30,838,019 for the comparable period in 2014.  Cost of sales for CMP was $22,688,495 for the quarter ended June 30, 2015, as compared to $21,959,913 for the same period in 2014. The increased cost of sales of $728,582 was mainly a result of the addition of the cost of sales of Light-Weight CMP of $2,098,704 for the second quarter of 2015, which was offset by deduction of cost of sales of Regular CMP of $1,370,122. Average cost of sales per tonne of Regular CMP decreased from $307 in the second quarter of 2014 to $284 in the second quarter of 2015, representing a decrease of 7.49%, which was mainly attributable to a decline in raw material prices in the second quarter of 2015 (see details below) and the average cost of sales per tonne of offset printing paper decreasing from $554 in the second quarter of 2014 to $540 during the quarter ended June 30, 2015, representing a decrease of 2.53%. Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2015 and 2014 are summarized below:

	Three Months ended			Three Months ended
	June 30, 2015			June 30, 2014			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tone
Regular CMP	$19,411,891		$284	$20,782,013		$307	$(1,370,122)		$(23)	-6.59%	-7.49%
Light-Weight CMP	$3,276,604		$252	$1,177,900		$279	$2,098,704		$(27)	178.17%	-9.68%
Total Corrugating Medium Paper	$22,688,495		$279	$21,959,913		$305	$728,582		$(26)	3.32%	-8.52%
Offset Printing Paper	$8,089,486		$540	$8,878,106		$554	$(788,620)		$(14)	-8.88%	-2.53%
Total Corrugating Medium and Offset Printing Paper	$30,777,981	$	n/a	$30,838,019	$	n/a	$(60,038)	$	n/a	-0.19%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board (or Old Corrugated Cardboard or “OCC”) and recycled white scrap paper in the second quarter of 2015 were RMB 968/tonne (approximately $157/tonne) and RMB 2,318/tonne (approximately $377/tonne), respectively, compared to RMB 1,060/tonne (approximately $173/tonne) and RMB 2,393/tonne (approximately $390/tonne) for the same period of 2014. These changes (in US dollars) represent a year-over-year decrease of 8.68% for the OCC and 3.13% for the recycled white scrap paper, respectively. Our production process uses exclusively domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area). Though we do not rely on imported recycled paper, whose pricing tends to be volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper. The “Operation Green Fence” policy, a strict inspection policy implemented by Chinese Customs for ten months from February to the end of 2013, that we had previously expected to be continued, was repealed by the Chinese government in January 2015. As a result, some paper mills went back to using imported recycled paper, which caused the drop in domestic recycled paper price in the second of 2015 as compared to the previous comparable period.

The pricing trends of our major raw materials for the 24-month period from July 2013 to June 2015 are shown below:

Electricity and coal are two main energy sources of our paper manufacturing activities.  The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months.  Historically, electricity and coal accounted for approximately 12% and 16% of total sales, respectively.  Because the average cost per tonne of coal went down from approximately $84.89 in second quarter of 2014 to approximately $67.38 in the second quarter of 2015, coal only accounted for approximately 3.94% of total sales in the second quarter of 2015. The monthly energy cost for electricity and coal as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2015 are summarized as follows:

Gross Profit

Gross profit for the three months ended June 30, 2015 was $10,483,514 (25.39% of the total revenue), representing an increase of $4,362,507, or 71.27%, from the gross profit of $6,121,007 (16.18% of total revenue) for the three months ended June 30, 2014. This was mainly driven by general increase in ASP as well as the general decrease in cost per tonne for CMP and offset printing paper for the second quarter ended June 30, 2015 as discussed earlier.

Corrugating Medium Paper and Offset Printing Paper

Gross profit for CMP and offset printing paper for the second quarter ended June 30, 2015 was $10,479,380, an increase of $4,558,104, or 76.98%, from $5,921,276 for the same period in 2014.  The increase in gross profit of CMP and offset printing paper for the second quarter of 2015 was a direct result of (1) the 12.24% increase in gross sales revenue attributed by the general increase in ASP, accompanied by a small decrease of 0.19% in costs of sales as a result of the general decrease in cost per tonne in the current period as discussed earlier, and (2) the sale of Light-Weight CMP, which contributed $1,709,507 gross profit in the current period. The overall gross profit margin for CMP and offset printing paper increased by 57.68%, or 9.29 percentage points, from 16.11% for the second quarter in 2014 to 25.40% for the second quarter of 2015.

Gross profit margin for Regular CMP for the quarter ended June 30, 2015 was 24.79% (10.53 percentage points higher) compared to gross profit margin of 14.25% for the quarter ended June 30, 2014. Such increase was primarily the result of a decline in the unit price of the recycled paper board, which is the raw material for the Regular CMP.

The gross profit margin for Light-Weight CMP for the quarter ended June 30, 2015 and 2014 was 34.29% and 22.75%, respectively.

Offset printing paper had seen a moderate 4.88% decrease in revenue for the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014. Gross profit margin for offset printing paper was 22.67% for the quarter ended June 30, 2015, an increase of 3.40 percentage points, as compared to 19.27% for the quarter ended June 30, 2014, as the result of a decline in the unit price of the white scrap paper, which is the raw material for the offset printing paper.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended June 30, 2015 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the quarter ended June 30, 2014 amounted to $199,731, or 18.55% as a percentage of total digital photo paper sales. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, so no digital photo paper was produced in the second quarter of 2015 and only a small amount of sales of finished goods from inventory was made in the second quarter of 2015. We completed the relocation and resumed commercial production of our digital photo paper in August 2015. We expect to increase our digital photo paper production in the late second half of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2015 were $1,833,970, an increase of $844,671, or 85.38%, from $989,299 for the second quarter of 2014. The increase was mainly due to the increase in the depreciation expenses for digital photo paper production lines (which were dissembled in October 2014) that was previously charged to the cost of sales and the increase in the depreciation expenses for the property, plant and equipment in our Wei County Industrial Park.

Income from Operations

Operating income for the quarter ended June 30, 2015 was $8,649,544, an increase of $3,517,836, or 68.55%, from $5,131,708 for the same period in 2014.  The increase was primarily attributable to the factors discussed above.

Other Income and Expenses

Interest expense in the quarter ended June 30, 2015 increased by $867,348 from $268,545 in the second quarter of 2014 to $1,135,893 in the second quarter of 2015. The Company had total short-term and long-term interest-bearing loans, related party loan and leasing obligations that aggregated $37,316,805 as of June 30, 2015, as compared to $32,706,734 as of June 30, 2014. The interests incurred during the second quarter of 2015 and 2014, $79,461 and $247,795 (a portion of interest related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”)), respectively, were capitalized as construction-in-progress.

Net Income

Net income was $5,590,530 for the three months ended June 30, 2015, an increase of $2,018,422, or 56.51%, from $3,572,108 for the comparable period in 2014. The increase was primarily attributable to the increase in sales and gross profit of Regular CMP and Light-Weight CMP, as discussed above.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue for the six months ended June 30, 2015 was $67,787,486, an increase of $4,197,357, or 6.60%, from $63,590,129 for the same period in the previous year.

Revenue of Offset Printing Paper and Corrugating Medium Paper

Revenue of offset printing paper and corrugating medium paper for the six months ended June 30, 2015 was $67,761,705, an increase of $6,542,702, or 10.69%, from $61,219,003 for the comparable period in 2014. The increase in revenue in 2015 was attributable to our Light-Weight CMP produced by the renovated PM1 production line, which commenced production in May 2014.

Total offset printing paper and CMP sold during the six months ended June 30, 2015 amounted to 159,563 tonnes, an increase of 15,367 tonnes, or 10.66%, compared to 144,196 tonnes sold in the comparable period in the previous year. This was mainly attributable to the addition of sales of Light-Weight CMP. The quantity of Light-Weight CMP produced and sold in the six months ended June 30, 2015 was 21,485 tonnes, an increase of 17,270 tonnes compared to 4,215 tonnes for the comparable period in the previous year. The quantities of our Regular CMP produced and sold increased by 114 tonnes as compared to the six months ended June 30, 2014. Offset printing paper produced and sold decreased by 2,017 tonnes, as compared to the six months ended June 30, 2014. This was mainly due to the interruption in production resulting from maintenance performed on our PM3 production line (one of the offset printing paper production lines) in March and April 2015.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2015		June 30, 2014		Change in		Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Regular CMP	113,222	$42,318,938	113,108	$41,338,041	114	$980,897	0.10%	2.37%
Light-Weight CMP	21,485	$8,180,203	4,215	$1,524,821	17,270	$6,655,382	409.73%	436.47%
Total CMP	134,707	$50,499,141	117,323	$42,862,862	17,384	$7,636,279	14.82%	17.82%
Offset Printing Paper	24,856	$17,262,564	26,873	$18,356,141	(2,017)	$(1,093,577)	-7.51%	-5.96%
Total CMP and Offset Printing Paper Sales Revenue	159,563	$67,761,705	144,196	$61,219,003	15,367	$6,542,702	10.66%	10.69%

Average ASPs for our main products in the six-month period ended June 30, 2015 and 2014 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-weight CMP ASP
Six Months ended June 30, 2014	$683	$365	$362
Six Months ended June 30, 2015	$695	$374	$381
Increase/(decrease) from comparable period in the previous year	$12	$9	$19
Increase/(decrease) as a percentage	1.76%	2.47%	5.25%

Revenue of Digital Photo Paper

Revenue generated from digital photo paper was $2,371,126, representing 604 tonnes at an ASP of $3,926/tonnes for the six months ended June 30, 2014. In October 2014, we shut down and disassembled our digital photo paper production facilities (our PM4 and PM5 production lines) for relocation mandated by the local County government, and began to move them to a new workshop that we built across the street from our main production base, Xushui Paper Mill. The small amount of digital photo paper sold in the six months ended June 30, 2015 was an export sale of the inventory. No digital photo paper was produced in the six months ended June 30, 2015. We completed the relocation and resumed commercial production of our digital photo paper in August 2015. We expect to increase our digital photo paper production in the late second half of 2015.

Changes in revenue and quantities sold of our digital photo paper for the six months ended June 30, 2015 and 2014 are summarized as follows:

	Six Months Ended		Six Months Ended				Percentage
Sales	June 30, 2015		June 30, 2014		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount
Digital Photo Paper	6	$25,781	604	$2,371,126	(598)	$(2,345,345)	-99.02%	-98.91%

Cost of Sales

Total cost of sales of CMP and offset printing paper for the six months ended June 30, 2015 was $52,295,592, an increase of $1,312,736, or 2.57%, from $50,982,856 for the comparable period in 2014. Cost of sales for CMP amounted to $38,637,969 for the six months ended June 30, 2015, as compared to $36,322,659 for the same period in 2014. The increased cost of sales of $2,315,310 was mainly a result of the addition of the cost of sales of Light-Weight CMP of $4,408,369 for the six months ended June 30, 2015, which was offset by deduction of cost of sales of Regular CMP of $2,093,059. Average cost of sales per tonne of Regular CMP decreased from $311 in the six months ended June 30, 2014 to $292 in the comparable period of 2015, representing a decrease of 6.11%, mainly attributable to a decline in raw material prices in the first half of year 2015 and average cost of sales per tonne of offset printing paper increasing from $546 in the six months ended June 30, 2014, to $549 during the comparable period in 2015, representing a slight increase of 0.55%. Changes in cost of sales and cost per tonne by product for the six months ended June 30, 2015 and 2014 are summarized below:

	Six Months ended			Six Months ended
	June 30, 2015			June 30, 2014			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tone
Regular CMP	$33,051,700		$292	$35,144,759		$311	$(2,093,059)		$(19)	-5.96%	-6.11%
Light-Weight CMP	$5,586,269		$260	$1,177,900		$279	$4,408,369		$(19)	374.26%	-6.81%
Total CMP	$38,637,969		$287	$36,322,659		$310	$2,315,310		$(23)	6.37%	-7.42%
Offset Printing Paper	$13,657,623		$549	$14,660,197		$546	$(1,002,574)		$3	-6.84%	0.55%
Total CMP and Offset Printing Paper	$52,295,592	$	n/a	$50,982,856	$	n/a	$1,312,736	$	n/a	2.57%	n/a

For the six months ended June 30, 2014, cost of sales for digital photo paper was $1,815,430, as compared to $21,647 for the same period in year 2015. In October 2014, we shut down and disassembled our digital photo paper production facilities (our PM4 and PM5 production lines) for relocation mandated by the local County government to a new workshop that we built across the street from our main production base, Xushui Paper Mill. The small amount of cost of sales for digital photo paper in the six months ended June 30, 2015 was the cost of export sales of our inventory. No digital photo paper was produced in the six months ended June 30, 2015. We completed the relocation and resumed commercial production of our digital photo paper in August 2015. We expect to increase our digital photo paper production in the late second half of 2015.

Gross Profit

Gross profit for the six months ended June 30, 2015 was $15,470,247 (22.82% of the total revenue), representing an increase of $4,678,404, or 43.35%, from the gross profit of $10,791,843 (16.97% of the total revenue) for the same period in year 2014.

Gross profit for corrugating medium paper and offset printing paper for the six months ended June 30, 2015 was $15,466,113, an increase of $5,229,966, or 51.09%, from $10,236,147 for the comparable period in 2014. This was mainly attributable to the factors discussed above.

The overall gross profit margin for total corrugating medium paper and offset printing paper for the six months ended June 30, 2015 increased by 6.10 percentage points from 16.72% for the first half in 2014 to 22.82% in the first half in year 2015. Gross profit margin for the Regular CMP for the six months ended June 30, 2015 was 21.90%, 6.92% higher compared to 14.98% for the comparable period in 2014, primarily a result of a 2.47% increase in the Regular CMP ASP over the period.

The gross profit margin for our Light-Weight CMP for the first half of 2015 and 2014 was 31.71% and 22.75%, respectively. The 8.96% increase was mainly attributable to the 5.25% increase in the Light-Weight CMP ASP over the period.

 The gross profit margin for our offset printing paper for the first half of 2015 and 2014 was 20.88% and 20.13%, respectively. The 0.75% increase was mainly attributable to the 1.76% increase in the offset printing paper ASP over the period.

Gross profit from the sales of digital photo paper for the six months ended June 30, 2014 amounted to $555,696, 23.44% of sales revenue. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, so no digital photo paper was produced in the first half of 2015 and only a small amount of export sales of finished goods from inventory was made during the period. We completed the relocation and resumed commercial production of our digital photo paper in August 2015. We expect to increase our digital photo paper production in the late second half of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 were $3,540,362, an increase of $1,642,147, or 86.51%, from $1,898,215 for the comparable period in 2014. The increase was mainly due to the increase in the depreciation expenses for our digital photo paper production lines (which were dissembled in October 2014) that was previously charged to the cost of sales and the increase in the depreciation expenses for the property, plant and equipment in our Wei County Industrial Park.

Income from Operations

Operating income for the six months ended June 30, 2015 was $11,929,885, an increase of $3,036,257, or 34.14%, from $8,893,628 for the comparable period in 2014. The increase was primarily attributable to the increase in gross profit contributed by Regular CMP and Light-Weight CMP as discussed above.

Other Income and Expenses

Interest expense for the six months ended June 30, 2015 increased by $1,240,274 from $543,837 in the first half of 2014 to $1,784,111 in the first half of 2015. The Company had total short-term and long-term interest-bearing loans, related party loan and leasing obligations that aggregated $37,316,805 as of June 30, 2015, as compared to $32,706,734 as of June 30, 2014. The interests incurred during the six months ended June 30, 2015 and 2014, $97,200 and $509,228 (a portion of interest related to the sale-leaseback arrangement with CNFTFL), respectively, were capitalized as soft-cost of construction-in-progress

Net Income

Net income was $7,696,019 for the six months ended June 30, 2015, an increase of $1,590,617, or 26.05%, from $6,105,402 for the comparable period in 2014. The increase was primarily attributable to the increased sales revenue and gross profit during the six months ended June 30, 2015.

Accounts Receivable

Net accounts receivable increased by $439,236, or 11.78%, to $4,169,359 as of June 30, 2015, compared with $3,730,123 as of December 31, 2014 due to the increased sales volume in the second quarter of 2015. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 87.21% of total value of ending inventory as of June 30, 2015) and finished goods. As of June 30, 2015, the recorded value of inventory increased by 17.34% to $8,377,944 from $7,139,599 as of December 31, 2014. Inventory of recycled paper board, which is the main raw material for the production of CMP, was $5,741,975 as of June 30, 2015. The ending inventory balance of recycled paper board as of June 30, 2015 was approximately $1,403,906, 32.36% higher than the balance as of December 31, 2014, primarily due to the ramp up of production at our CMP production lines PM1 and PM6.

A summary of changes in major inventory items is as follows:

	June 30, 2015	December 31, 2014	$ Change	% Change
Raw Materials
Recycled paper board	$5,741,975	$4,338,069	$1,403,906	32.36%
Recycled white scrap paper	1,147,693	1,212,588	-64,895	-5.35%
Coal	193,345	497,038	(303,693)	-61.10%
Base paper and other raw materials	223,243	95,053	128,190	134.86%
Total Raw Materials	7,306,256	6,142,748	1,163,508	18.94%
Finished Goods	1,071,688	996,851	74,837	7.51%
Totals	$8,377,944	$7,139,599	$1,238,345	17.34%

We completed the installation of the tissue paper packaging equipment and commenced trial production of tissue paper in mid-April 2015. We began commercial production of tissue paper products at our production facility in the Wei County Industrial Park in China's Hebei Province in June 2015. We produce a line of tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues, and paper napkins, as well as bathroom and kitchen paper towels that will be marketed and sold under the Orient Paper brand. As of June 30, 2015, we had $276,375 of tissue paper finished goods on hand. No sales of tissue paper were made in this period. We believe that these products will begin to sell in the coming months and justify the capital expenditures made for this product line.

Accounts Payable and Notes Payable

Accounts payable and notes payable was $7,421,813 as of June 30, 2015, a decrease of $8,691,931, or 53.94%, from $16,113,744 as of December 31, 2014. Accounts payable was $nil as of December 31, 2014 and $879,023 as of June 30, 2015. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei, Commercial Bank of the City of Zhangjiakou (the “CBCZ Bank”) and Shanghai Pudong Development Bank (“SPD Bank”) to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Hebei, CBCZ Bank and SPD Bank were $6,542,790 and $16,113,744 as of June 30, 2015 and December 31, 2014, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2015, we had a net working capital deficit of $17,034,851, a decrease of $871,435 from the net working capital deficit of $17,915,286 at December 31, 2014. Total current assets as of June 30, 2015 amounted to $18,773,956. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $3,271,395 was included in our current assets as of June 30, 2015 and was deposited at the CBCZ Bank for purpose of securing the bank acceptance notes issued by these banks that were due on July 22, 2015.

We have been reporting lower balances in current liabilities on our balance sheet since we had paid off the bank acceptance notes issued by the CBCZ Bank, SPD Bank and Bank of Hebei, which became due during the first half of 2015. We entered into a three-year sale-leaseback financing on June 16, 2013, which features a three-year full amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction cost of the Wei County tissue paper expansion project (see details below). Current liabilities as of June 30, 2015 totaled $35,817,807, a decrease of $8,652,341 over the December 31, 2014 balance of $44,470,148 and included the current portion of the capital lease payable in the amount of $12,657,697. We have also been using bank acceptance notes, which are typical 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $6,542,790 as of June 30, 2015, representing a decrease of $9,570,954, or 59.40%, from $16,113,744 as of December 31, 2014. Most of our current short-term bank loans are either revolving or term loans. We expect to renew the loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payables, which carry no interest but require a certain portion of the credit facilities to be deposited at the issuing banks) feature interest-only monthly payments with a balloon payment for the entire principal upon the maturity of the loan. In addition to the quarterly interest payments, the long term loans from credit union require semi-annual principal repayment with one large balloon payment upon maturity. The 2015 CNFTFL lease financing arrangement (see details below), which modified and replaced the 2013 CNFTFL lease financing arrangement, requires quarterly payments of interest and every-six-month payments of principal, ranging from approximately $0.1 million to approximately $3.4 million till June 21, 2017.

Efforts to Mitigate the Net Working Capital Deficit

Amounts due to related parties included in current liabilities were $3,826,985 as of June 30, 2015, including rent payable due to a related party of $309,886 (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), loan from our Chairman and Chief Executive Officer Mr. Zhenyong Liu of $2,389,086 and accrued interest payable included in other payables and accrued liabilities of $1,128,013 to Mr. Liu (see “Moratorium on interest for Related Party Loan Collection” below). Excluding the related party payables, the net working capital deficit as of June 30, 2015 was $13,216,866.

Moratorium of interest for Related Party Loan Collection

On March 25, 2014, our Chairman and Chief Executive Officer, Mr. Zhenyong Liu, agreed in writing to allow the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $1,128,013, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed financial statement as of June 30, 2015.

Our loan-to-equity ratio was 28.35% as of June 30, 2015. Our debt-asset ratio was 22.09% as of June 30, 2015. The industry average of debt-asset ratios for 2014 was over 50% according to www.wenku.baidu.com, and according to a search on www.finance.ifeng.com, two largest paper mills publicly listed on the Chinese stock exchanges each had a debt-asset ratio exceeding 60% at the end of the second quarter of 2015. As long as we are able to manage our short-term liquidity through various efforts described above, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably further leverage our assets to provide capital for future growth.

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

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds of RMB 150 million (approximately US$25 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL. Concurrent with the sale of the leased equipment, Orient Paper HB leased back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,500) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013.

Orient Paper HB made all payments due according to the schedule prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with CNFTFL regarding a modified payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continued to make interest payments due (as well as a payment of a liquidated damage of approximately $9,200 on December 26, 2014). No remedial measures were taken by the lessor or its parent company. On May 19, 2015 and June 15, 2015, the Company made payments to the lessor of RMB 5,000,000 (approximately $0.8 million) and RMB 20,000,000 (approximately $3 million), respectively, and decreased the balance from RMB 100,000,000 (approximately $16 million) as of December 31, 2014 to RMB 75,000,000 (approximately $12 million) as of June 15, 2015. On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of CNFTFL, and other guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”) to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation of RMB75,000,000, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015.

The balance of the long-term obligations under capital lease were $nil and $4,090,413 as of June 30, 2015 and December 31, 2014, which is net of its current portion in the amount of $12,657,697 and $12,258,488, respectively.

Total interest expenses for the sale-leaseback arrangement for the three months ended June 30, 2015 and 2014 were $699,070 and $247,795, respectively. Total interest expenses for the sale-leaseback arrangement for the six months ended June 30, 2015 and 2014 were $855,124 and $509,228, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term of three years and as an offset to depreciation of the Leased Equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $7,268,284 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $31,924,496 and $33,287,324 as of June 30, 2015 and December 31, 2014, respectively.

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we were required to eventually cease all operations currently conducted on our Headquarters Compound site. As discussed under the “Properties” in our 2014 Annual Report on Form 10-K, on August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the LUR, the Industrial Buildings, and the Dormitories to Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, for cash of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $163,161 (RMB1,000,000). On January 21, 2015, Hebei Fangsheng agreed in writing to allow the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $309,886 and $227,900, which was recorded as part of the current liabilities as of June 30, 2015 and December 31, 2014, respectively. As a condition for the sale of the Dormitories, Hebei Fangsheng agreed that it would act as an agent for the Company, which is not qualified to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further agreed that it would not seek to profit from the resale of the Dormitories units and would allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors. The $2.77 million sale price of the industrial land use right was based on a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agreed to set the sale price of the Dormitories at the Company’s original construction cost of $4.31 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.61 million.

Sales of the LUR and the Industrial Buildings were completed in 2013, with a gain on disposal of approximately $84,972. We sold the dormitories on August 15, 2014, with a gain on disposal of approximately $203,620 that was recognized for the year ended December 31, 2014.

Capital Expenditure Commitment as of June 30, 2015

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the six months ended June 30, 2015 were primarily financed by cash flows generated from operating activities. As of June 30, 2015, we had approximately $19.6 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery.

Capital Expenditures

Our committed capital expenditures for the next 18 months are approximately $19.6 million, which mainly includes budgeted costs for the projects below:

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project may be up to approximately $130 million (of which $99.68 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $79 million (of which $77.01 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $51 million (of which $22.67 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line could be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is late 2015, as we have experienced construction and budget funding delays. The delay of completion of the PM8 production line did not cause any major financial impact on our current period earnings, as we did not previously budget significant revenue or net earnings from the PM8 production line tissue paper for the first half in 2015.

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

Relocation of Digital Photo Paper PM4 and PM5 Production Lines

In August 2015, we completed the relocation of our digital photo paper production lines (PM4 and PM5), as well as related chemical and packaging equipment, from the workshops currently located in our Headquarters Compound to a new location that is across the street from our Xushui Paper Mill, Xushui Mill Annex. We purchased the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and are in the process of constructing three industrial buildings for the digital photo paper operations, a dormitory for factory workers, and offices to consolidate our Xushui County operations. As of June 30, 2015, the disassembled PM4 and PM5 production lines were being moved to the Xushui Mill Annex for installation and tested for running.

Total cost of the relocation of the PM4 and PM5 production lines and building construction costs incurred was approximately $4.2 million Further building construction costs at the Xushui Mill Annex is estimated to be an additional $1.7 million for 2015 and 2016. As of June 30, 2015, we have already entered into contracts related to the PM4 and PM5 production line relocation project for approximately $5.9 million.

Cash and Cash Equivalents

Our cash and cash equivalents as of June 30, 2015 was $2,163,357, a decrease of $1,728,116 from $3,891,473 as of December 31, 2014. The decrease of cash and cash equivalents for the six months ended June 30, 2015 was caused by a number of factors including:

i. Net cash provided by operating activities

Net cash provided by operating activities was $6,423,629 for the six months ended June 30, 2015. The amount represented a decrease of $14,521,452, or 69.33%, from $20,945,081 provided by operating activities for the same period of 2014.  The net income of the six months ended June 30, 2015 was $7,696,019, representing an increase of $1,590,617, or 26.05%, from $6,105,402 for the first half of 2014.  Changes in various asset and liability account balances throughout the first quarter of 2015 also contributed to the net change in cash generated from operating activities in the first half of 2015. Chief among such changes is the settlement of notes payable in the amount of $9,561,259 during the six months ended June 30, 2015. There was also an increase of $1,228,963 in the ending inventory balance as of June 30, 2015 (or a decrease to net cash for the first half 2015 cash flow purposes). In addition, the Company had non-cash expenses in depreciation and amortization in the amount of $5,092,217 in the first half of 2015. The Company also had a net decrease of $2,138,350 in prepayment and other current assets (as an increase to net cash) and a net increase of $1,012,879 in other payables and accrued liabilities (as an increase to net cash), as well as an increase in income tax payable of $1,262,528 (as an increase to net cash) during the six months ended June 30, 2015.

ii. Net cash used in investing activities

We incurred $5,935,842 in net cash expenditures for investing activities during the six months ended June 30, 2015, compared to $13,470,140 for the same period of 2014. Essentially, all expenditures in the six months ended June 30, 2015 were the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash used in financing activities

Net cash used in financing activities was $2,218,309 for the six months ended June 30, 2015, as compared to net cash used in financing activities in the amount of $6,432,771 for the same period of 2014. The decrease was mainly due to cash of $5,596,436 from the release of restricted deposit upon the payoff of notes payables in Bank of Hebei, CBCZ Bank and SPD Bank in the six months ended June 30, 2015.

Short-term bank loans

		June 30, 2015	December 31, 2014
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$2,451,381
The Commercial Bank of the City of Zhangjiakou	(b)	3,271,395	3,268,508
ICBC Loan 2	(c)	-	817,127
ICBC Loan 3	(d)	3,271,395	3,268,508
Total short-term bank loans		$6,542,790	$9,805,524

(a)

On June 26, 2014, the Company obtained an accounts receivable factoring facility from the ICBC, which was for $2,451,381 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility expired on June 24, 2015 and bore an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding. The Company paid off the principal balance and interest on time.

Concurrent with the signing of the factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

(b)

On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and an independent third party provided a guarantee with the land use rights and buildings pledged by Hebei Tengsheng as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank for $3,271,395 and $3,268,508 as of June 30, 2015 and December 31, 2014, respectively. The loan bore a fixed interest rate of 11.88% per annum and was repaid on July 16, 2015.

(c)	On August 19, 2014, the Company obtained an accounts receivable factoring facility from ICBC for $817,127 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility expired on June 10, 2015 and bore an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding. The Company paid off the principal balance and interest on time.

(d)	On November 20, 2014, the Company entered into a working capital loan agreement with ICBC for $3,271,395 and $3,268,508 as of June 30, 2015 and December 31, 2014, respectively. The loan bears an interest rate of 110% over the primary lending rate of the People’s Bank of China and was at 6.16% per annum at the time of funding. The loan will be repayable on December 3, 2015. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

As of June 30, 2015, there were guaranteed short-term borrowings of $3,271,395 and secured bank loans of $3,271,395. As of December 31, 2014, there were guaranteed short-term borrowings of $3,268,508 and secured bank loans of $6,537,016. The factoring facility was secured by the Company’s accounts receivable in the amount of $nil and $3,730,123 as of June 30, 2015 and December 31, 2014, respectively.

The average short-term borrowing rates for the six months ended June 30, 2015 and 2014 were approximately 8.24% and 6.78%, respectively. The average short-term borrowing rates for the three months ended June 30, 2015 and 2014 were approximately 8.27% and 6.78%, respectively.

Long-term loans from credit union

As of June 30, 2015 and December 31, 2014, loans payable to Rural Credit Union of Xushui County, amounted to $5,913,047 and $5,907,828, respectively.

On April 16, 2014, the Company entered into an agreement with the Rural Credit Union of Xushui County for an amount equal to $1,611,162 and $1,609,740 as of June 30, 2015 and December 31, 2014, respectively. The loan is guaranteed by an independent third party. Interest payments are due quarterly and the facility bears interest at the rate of 0.72% per month. The loan balance would be repayable by various installments from June 21, 2014 to November 18, 2018. As of June 30, 2015, the total outstanding loan balance was $1,611,162, with $81,785 becoming due within one year and presented as the current portion of long term loans from credit union in the condensed consolidated balance sheet. As of December 31, 2014, the total outstanding loan balance was $1,609,740, with $65,370 becoming due within one year and presented as the current portion of long term loans from credit union in the consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $15,123,861 and $19,300,765 as of June 30, 2015 and December 31, 2014, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of June 30, 2015, the total outstanding loan balance was $4,301,885, with $98,142 becoming due within one year and presented as the current portion of long term loans from credit union in the condensed consolidated balance sheet. As of December 31, 2014, the total outstanding loan balance was $4,298,088, with $81,713 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2015 and 2014 were $333,296 and $232,141, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2015 and 2014 were $661,003 and $470,726, respectively.

Shareholder Loans

The Company’s CEO loans money to Orient Paper HB for working capital purposes from time to time. On January 1, 2013, Orient Paper HB and Mr. Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. The balance was $2,389,086 and $2,386,978 as of June 30, 2015 and December 31, 2014, respectively. The unsecured loan carries an annual interest rate based on the People’s Bank of China and was set at 6.15% per annum. The entire balance is presented as current portion of long-term loan from a related party in the condensed consolidated balance sheet as of June 30, 2015.

On December 10, 2014, Mr. Liu loaned $9,814,185 and $9,805,924 as of June 30, 2015 and December 31, 2014, to Orient Paper HB for working capital purpose with an annual interest rate based on the People’s Bank of China and was set at 6.00% per annum. The unsecured loan will expire on December 10, 2017.

As of June 30, 2015 and December 31, 2014, total amount of loans due to Mr. Liu were $12,203,271 and $12,192,502, respectively. The interest expenses incurred for above related party loans are $182,988 and $36,404 for the three months ended June 30, 2015 and 2014, respectively. The interest expenses incurred for above related party loans are $365,184 and $73,111 for the six months ended June 30, 2015 and 2014, respectively. On January 20, 2015, the Company’s CEO agreed in writing to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $1,128,013 and $761,242, which was recorded in other payables and accrued liabilities as part of the current liabilities as of June 30, 2015 and December 31, 2014, respectively.

During the six months and three months ended June 30, 2015, the Company borrowed $300,000 and $220,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the quarter ended June 30, 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2015 and December 31, 2014 to translate the Chinese RMB to the U.S. Dollars are 6.1136:1 and 6.1190:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.1289:1, and 6.1431:1 for the six months ended June 30, 2015 and 2014, respectively. Translation adjustments are included in other comprehensive income (loss).

Recent Accounting Pronouncements

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, which clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. Its adoption of ASU 2015-10 is not expected to have any material impact on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Its adoption of ASU 2015-11 is not expected to have any material impact on the Company's consolidated financial statements.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2015.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the six months ended June 30, 2015, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2014 Annual Report on Form 10-K.

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

ORIENT PAPER, INC.

Date: August 12, 2015	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	/s/ Jing Hao
Name: Jing Hao
Title: Chief Financial Officer
(Principal Financial Officer)

