Form 10-Q
period 2015-09-30
Orient Paper Inc.
filed 2015-11-12
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 6, 2015: 20,316,400.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$4,363,721	$3,891,473
Restricted cash	3,144,011	8,873,999
Accounts receivable (net of allowance for doubtful accounts of $78,346 and $76,125 as of September 30, 2015 and December 31, 2014, respectively)	3,849,006	3,730,123
Inventories	9,256,819	7,139,599
Prepayments and other current assets	450,673	2,919,668
Deferred tax assets - current	36,972	-

Total current assets	21,101,202	26,554,862

Prepayment on property, plant and equipment	1,433,669	1,490,440
Property, plant, and equipment, net	204,633,709	208,213,198
Value-added tax recoverable	3,205,450	3,228,075
Deferred tax asset – non-current	1,087,351	281,010

Total Assets	$231,461,381	$239,767,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$6,288,022	$9,805,524
Current portion of long-term loans from credit union	-	147,083
Current portion of related party loan	2,296,059	2,386,978
Current obligations under capital lease	6,323,396	12,258,488
Accounts payable	1,100,697	-
Notes payable	6,288,023	16,113,744
Due to a related party	337,120	227,900
Accrued payroll and employee benefits	247,684	492,765
Other payables and accrued liabilities	4,419,585	2,400,523
Income taxes payable	514,505	637,143

Total current liabilities	27,815,091	44,470,148

Loans from credit union	5,281,939	5,760,745
Loans from a related party	14,148,051	9,805,524
Deferred gain on sale-leaseback	334,451	695,389
Long-term obligations under capital lease	6,568,399	4,090,413

Total liabilities	54,147,931	64,822,219

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 20,316,400 shares issued and outstanding as of September 30, 2015 and December 31, 2014	20,316	20,316
Additional paid-in capital	49,218,982	49,218,982
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	10,007,333	17,021,165
Retained earnings	111,986,245	102,604,329

Total stockholders' equity	177,313,450	174,945,366

Total Liabilities and Stockholders' Equity	$231,461,381	$239,767,585

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$32,406,877	$40,754,205	$100,194,363	$104,344,334

Cost of sales	(25,990,316)	(34,343,357)	(78,307,555)	(87,141,643)

Gross Profit	6,416,561	6,410,848	21,886,808	17,202,691

Selling, general and administrative expenses	(3,814,782)	(995,613)	(7,355,144)	(2,893,828)
Loss from disposal of property, plant and equipment	-	(689,422)	-	(689,422)
Gain from disposal of assets held for sale	-	203,488	-	203,488

Income from Operations	2,601,779	4,929,301	14,531,664	13,822,929

Other Income (Expense):
Interest income	9,985	35,090	65,184	79,938
Subsidy income	210,423	-	487,465	-
Interest expense	(566,122)	(344,191)	(2,350,233)	(888,028)

Income before Income Taxes	2,256,065	4,620,200	12,734,080	13,014,839

Provision for Income Taxes	(570,168)	(1,247,256)	(3,352,164)	(3,536,493)

Net Income	1,685,897	3,372,944	9,381,916	9,478,346

Other Comprehensive Income (Loss):

Foreign currency translation adjustment	(7,190,713)	13,170	(7,013,832)	(1,077,496)

Total Comprehensive Income (Loss)	$(5,504,816)	$3,386,114	$2,368,084	$8,400,850

Earnings Per Share:
Basic Earnings per Share	$0.08	$0.18	$0.46	$0.50
Fully Diluted Earnings per Share	$0.08	$0.18	$0.46	$0.50

Weighted Average Number of Shares
Outstanding - Basic	20,316,400	18,923,374	20,316,400	18,909,001
Outstanding - Fully Diluted	20,328,003	18,923,374	20,316,400	18,909,001

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net income	$9,381,916	$9,478,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,061,558	5,877,824
Loss from disposal of property, plant and equipment	-	689,422
Gain from disposal of assets held for sale	-	(203,488)
Allowance for (Recovery from) bad debts	5,268	(15,855)
Deferred tax	(878,730)	481,138
Changes in operating assets and liabilities:
Accounts receivable	(273,781)	(841,053)
Prepayments and other current assets	2,326,204	12,139
Inventories	(2,458,300)	4,375,716
Accounts payable	1,132,548	(307,667)
Notes payable	(9,478,519)	16,262,014
Accrued payroll and employee benefits	(232,861)	(161,625)
Other payables and accrued liabilities	1,184,473	618,254
Income taxes payable	(101,216)	(480,000)
Net Cash Provided by Operating Activities	10,668,560	35,785,165

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	-	239,194
Proceeds from sale of assets held for sale	-	2,682,957
Purchases of property, plant and equipment	(58,213)	(25,767,813)
Payment for construction in progress	(11,254,087)	-
Net Cash Used in Investing Activities	(11,312,300)	(22,845,662)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	-	2,311,002
Proceeds from related party loans	5,242,483	643,500
Repayment of related party loans	(390,000)	(643,500)
Proceeds from short-term bank loans	3,234,990	6,504,805
Repayment of short-term bank loans	(6,469,979)	(4,878,604)
Repayment of loans from credit union	(412,461)	-
Payment of capital lease obligation	(5,378,582)	(4,095,015)
Release of (Increase in) restricted cash	5,548,008	(8,944,108)
Net Cash Provided by (Used in) Financing Activities	1,374,459	(9,101,920)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(258,471)	(38,302)

Net Increase in Cash and Cash Equivalents	472,248	3,799,281

Cash and Cash Equivalents - Beginning of Period	3,891,473	3,131,163

Cash and Cash Equivalents - End of Period	$4,363,721	$6,930,444

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized cost	$1,717,941	$648,552
Cash paid for income taxes	$4,332,110	$3,535,355

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the three months ended September 30, 2015 and 2014 were 99.53% and 98.60%, respectively. The revenue of the Company generated from Orient Paper HB for the nine months ended September 30, 2015 and 2014 were 99.82% and 97.18%, respectively. Orient Paper HB also accounted for 84.94% and 83.73% of the total assets of the Company as of September 30, 2015 and December 31, 2014, respectively.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2015 and December 31, 2014, details of the Company’s subsidiaries and variable interest entities are as follows:

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments; while long-term bank loans, loans from a related party and obligations under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

Liquidity and Going Concern

As of September 30, 2015, the Company had current assets of $21,101,202 and current liabilities of $27,815,091 (including amounts due to related parties of $3,944,771), resulting in a working capital deficit of approximately $6,713,889; while as of December 31, 2014, the Company had current assets of $26,554,862 and current liabilities of $44,470,148 (including amounts due to related parties of $3,376,120), resulting in a working capital deficit of approximately $17,915,286. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 20, 2014, our Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Liu was approximately $1,311,592, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated financial statement as of September 30, 2015 (see Note (11) below).

On January 21, 2015, Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $337,120 and $227,900, which was recorded in as part of the current liabilities as of September 30, 2015 and December 31, 2014, respectively.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO with an amount up to $18,864,069 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,716,017 was drawn from the facility, which carried an interest rate of 5.25%. The loan will be matured on July 12, 2018.

On March 9, 2015, Mr. Zhenyong Liu agreed in writing to permit the Company to postpone the repayment of the related party loan of $2,296,059 which will expire at December 31, 2015. (see Note (9) below).

On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”), and other guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”), to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with principal payable on the 21th of December 2015, June 2016, December 2016 and final payment on June 21, 2017.

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

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Restricted Cash

Restricted cash of $3,144,011 as of September 30, 2015 was presented for the cash deposited at the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from the bank (see Note (10)). The restriction will be lifted upon the maturity of the note payable on various dates starting from January 7 to 20, 2016.

Restricted cash of $8,873,999 as of December 31, 2014 was presented for the cash deposited at the Bank of Hebei, SPD Bank and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks (see Note (10)). The restriction was lifted upon the maturity of the notes payable from January 7, 2015 through April 23, 2015.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Raw Materials
Recycled paper board	$5,422,262	$4,338,069
Recycled white scrap paper	1,566,153	1,212,588
Coal	173,962	497,038
Base paper and other raw materials	296,556	95,053
	7,458,933	6,142,748
Finished Goods	1,797,886	996,851
Totals	$9,256,819	$7,139,599

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Prepaid NYSE MKT annual fee	$26,250	$7,500
Recoverable VAT	284,376	250,000
Prepaid insurance	70,000	55,000
Prepayment for purchase of materials	7,860	1,910,643
Prepaid land lease	51,876	490,276
Others	10,311	206,249
	$450,673	$2,919,668

(6) Prepayment on property, plant and equipment

As of September 30, 2015 and December 31, 2014, prepayment on property, plant and equipment consisted of $1,433,669 and $1,490,440, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 65,023 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2016.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Property, plant and equipment

As of September 30, 2015 and December 31, 2014, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2015	2014
Property, Plant, and Equipment:
Land use rights	$7,457,581	$7,752,886
Building and improvements	77,322,772	44,889,395
Machinery and equipment	129,658,550	121,332,310
Vehicles	679,636	706,548
Construction in progress	42,868,015	78,484,066
	257,986,554	253,165,205
Less: accumulated depreciation and amortization	(53,352,845)	(44,952,007)
Property, Plant and Equipment, net	$204,633,709	$208,213,198

As of September 30, 2015 and December 31, 2014, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of September 30, 2015 and December 31, 2014. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment, respectively. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the three months ended September 30, 2015 and 2014, depreciation of Leased Equipment were $432,304 and $825,620, respectively. During the nine months ended September 30, 2015 and 2014, depreciation of Leased Equipment were $1,259,837 and $1,237,181, respectively. The accumulated depreciation of the leased asset were $3,616,303 and $2,486,615 as of September 30, 2015 and December 31, 2014. During the three months ended September 30, 2015 and 2014, the gain realized on sale-leaseback transaction were $112,708 and $115,094, respectively. During the nine months ended September 30, 2015 and 2014, the gain realized on sale-leaseback transaction were $344,130 and $345,981, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-lease back are $334,451 and $695,389 as of September 30, 2015 and December 31, 2014, respectively.

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into the 2015 Agreement, to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially), which was approximately $1,617,574 at the date of the 2015 Agreement.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in the first half of 2016. For the three months ended September 30, 2015 and 2014, the amount of interest capitalized is $19,294 and $207,830, respectively. For the nine months ended September 30, 2015 and 2014, the amount of interest capitalized is $116,494 and $717,058, respectively.

As of September 30, 2015 and December 31, 2014, certain property, plant and equipment of Orient Paper HB with net values of $13,896,033 and $19,300,765 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of September 30, 2015 and December 31, 2014, certain of the Company’s property, plant and equipment in the amount of $30,163 and $29,995 have been pledged for the facility obtained from Bank of Hebei. See “Notes Payable” under Note (10) for details. In addition, land use right with net values of $6,947,979 and $7,339,399 as of September 30, 2015 and December 31, 2014 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

As of September 30, 2015 and December 31, 2014, essentially all production equipment of Orient Paper Shengde with net value of $30,012,436 and $33,287,324 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation and amortization of property, plant and equipment was $4,969,341 and $2,010,130 for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization of property, plant and equipment was $10,061,558 and $5,877,824 for the nine months ended September 30, 2015 and 2014, respectively.

(8) Loans Payable

Short-term bank loans

		September 30, 2015	December 31, 2014
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$2,451,381
The Commercial Bank of the City of Zhangjiakou	(b)	-	3,268,508
ICBC Loan 2	(c)	-	817,127
ICBC Loan 3	(d)	3,144,011	3,268,508
ICBC Loan 4	(e)	3,144,011	-
Total short-term bank loans		$6,288,022	$9,805,524

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

(b)	On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and an independent third party provided a guarantee with the land use rights and buildings pledged by Hebei Tengsheng as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank for $3,268,508 as of December 31, 2014. The loan was repaid subsequently on July 16, 2015 and borne a fixed interest rate of 11.88% per annum.

(c)	On August 19, 2014, the Company obtained an accounts receivable factoring facility from the ICBC for $817,127 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility was expired on June 10, 2015 and borne an interest rate of 110% of the primary lending rate of the People’s Bank of China and was at 6.6% per annum at the time of funding. The Company paid off the principal balance and interest by June 10, 2015.

(d)	On November 20, 2014, the Company entered into a working capital loan agreement with the ICBC for$3,144,011 and $3,268,508 as of September 30, 2015 and December 31, 2014, respectively. The loan bears an interest rate of 110% over the primary lending rate of the People’s Bank of China and was at 6.16% per annum at the time of funding. The loan will be repayable on December 3, 2015. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(e)	On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC for $3,144,011 as of September 30, 2015. The loan bears an interest rate of 110% over the primary lending rate of the People’s Bank of China and was at 5.06% per annum at the time of funding. The loan will be repayable on September 6, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2015, there were guaranteed short-term borrowings of $6,288,022. As of December 31, 2014, there were guaranteed short-term borrowings of $3,268,508 and secured bank loans of $6,537,016. The factoring facility was secured by the Company’s accounts receivable in the amount of $nil and $3,730,123 as of September 30, 2015 and December 31, 2014, respectively.

The average short-term borrowing rates for the nine months ended September 30, 2015 and 2014 were approximately 7.93% and 7.24%, respectively. The average short-term borrowing rates for the three months ended September 30, 2015 and 2014 were approximately 6.65% and 8.20%, respectively.

Long-term loans from credit union

As of September 30, 2015 and December 31, 2014, loans payable to Rural Credit Union of Xushui County, amounted to $5,281,939 and $5,907,828, respectively.

On April 16, 2014, the Company entered into an agreement with the Rural Credit Union of Xushui County for an amount that is $1,548,426 and $1,609,740 as of September 30, 2015 and December 31, 2014, respectively. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance would be repayable by various installments from June 21, 2014 to November 18, 2018. In August 2015, after making proper notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan amounted to $196,501, within which $78,600 were due before the payment date and $117,901 were paid ahead of its original repayment schedule. Early repayment is allowed as long as the Company gives a 10-day notice to the bank. As of September 30, 2015, total outstanding loan balance was $1,351,925 and presented as non-current liabilities in the consolidated balance sheet. As of December 31, 2014, total outstanding loan balance was $1,609,740 with $65,370 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $13,896,033 and $19,300,765 as of September 30, 2015 and December 31, 2014, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after making proper notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan amounted to $204,361, within which $94,320 were due before the payment date and $110,041 were paid ahead of its original repayment schedule. Early repayment is allowed as long as the Company gives a 10-day notice to the bank. As of September 30, 2015, the total outstanding loan balance was $3,930,014 and presented as non-current liabilities in the consolidated balance sheet. As of December 31, 2014, the total outstanding loan balance was $4,298,088, with $81,713 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2015 and 2014 were $184,748 and $307,746, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2015 and 2014 were $845,751 and $778,472, respectively.

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

Orient Paper HB made all payments due according to the schedule prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with the CNFTFL regarding a modified payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continued to make interest payments due (as well as a payment of a liquidated damage of approximately $9,200 on December 26, 2014). No remedial measures were taken by the lessor or its parent company. On May 19, 2015 and June 15, 2015, the Company made payments to the lessor of RMB 5,000,000 (approximately $0.8 million) and RMB 20,000,000 (approximately $3 million), respectively.

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into the 2015 Agreement, to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015. The Company made all the payments on time according to the modified payment schedule under the 2015 Agreement in this period.

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially), which is approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease were $6,568,399 and $4,090,413 as of September 30, 2015 and December 31, 2014, which is net of its current portion in the amount of $6,323,396 and $12,258,488, respectively.

Total interest expenses for the sale-leaseback arrangement for the three months ended September 30, 2015 and 2014 were $169,742 and $207,830, respectively. Total interest expenses for the sale-leaseback arrangement for the nine months ended September 30, 2015 and 2014 were $1,024,866 and $717,058, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the Leased Equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $6,947,979 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $30,012,436 and $33,287,324 as of September 30, 2015 and December 31, 2014, respectively.

The future minimum lease payments of the capital lease as of September 30, 2015 were as follows:

Year Ending September 30,	Amount
2016	$6,909,293
2017	6,764,865
Totals	13,674,158
Less: unearned discount	(782,363)
$12,891,795

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Related Party Transactions

The Company’s CEO loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. The balance was $2,296,059 and $2,386,978 as of September 30, 2015 and December 31, 2014, respectively. The unsecured loan carries an annual interest rate based on the People’s Bank of China and was set at 6.15% per annum. The entire balance is presented as current portion of long term loan from a related party in the condensed consolidated balance sheet as of September 30, 2015.

On December 10, 2014, Mr. Liu loaned $9,432,034 and $9,805,524 as of September 30, 2015 and December 31, 2014, to Orient Paper HB for working capital purpose with an annual interest rate based on the People’s Bank of China and was set at 6.00% per annum. The unsecured loan will expire on December 10, 2017.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO with an amount up to $18,864,069 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,716,017 was drawn from the facility, which carried an interest rate of 5.25%. The loan will be matured on July 12, 2018.

As of September 30, 2015 and December 31, 2014, total amount of loans due to Mr. Liu were $16,444,110 and $12,192,502, respectively. The interest expenses incurred for above related party loans are $230,926 and $36,445 for the three months ended September 30, 2015 and 2014, respectively. The interest expenses incurred for above related party loans are $596,110 and $109,556 for the nine months ended September 30, 2015 and 2014, respectively. On January 20, 2015, the Company’s CEO agreed in writing to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $1,311,592 and $761,242, which was recorded in other payables and accrued liabilities (see Note (11) below) as part of the current liabilities as of September 30, 2015 and December 31, 2014, respectively.

During the nine months and three months ended September 30, 2015, the Company borrowed $390,000 and $90,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

During the nine months and the three months ended September 30, 2014, the Company borrowed $643,500 and $300,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

Sale of Headquarters Compound Real Properties to a Related Party

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $157,201 (RMB1,000,000). On January 21, 2015, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $337,120 and $227,900, which was recorded as part of the current liabilities as of September 30, 2015 and December 31, 2014, respectively.

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

ORIENT PAPER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(10) Notes payable

As of September 30, 2015, the Company bank acceptance notes of $6,288,023 from the Bank of Hebei, to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $3,144,011 in the bank as mentioned in Note (3). The banking facility obtained from the Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $30,163, and guaranteed by the Company’s CEO and his wife, two directors of the Company’s subsidiaries and five independent third parties. The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. The acceptance notes will become due and payable on various dates starting from January 7 to 20, 2016.

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

(11) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30,	December 31,
	2015	2014
Accrued electricity	$325,273	$334,212
Value-added tax payable	469,403	841,556
Accrued interest to a related party	1,311,592	761,242
Payable for purchase of equipment	2,150,008	244,050
Others	163,309	219,463
Totals	$4,419,585	$2,400,523

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

A summary of stock warrant activities is as below:

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	Number	Weight average exercise price	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71	-	$-
Issued during the period	-	-	820,312	1.71
Exercised during the period	-	-	-	-
Cancelled or expired during the period	-	-	-	-
Outstanding and exercisable at end of the period	820,312	$1.71	820,312	$1.71
Range of exercise price	$1.70 to $2.00		$1.70 to $2.00

The weighted average fair value of warrants granted for the period ended September 30, 2014 was $0.99 per share. No warrants were exercised, cancelled or expired during the period ended September 30, 2014. As of September 30, 2014, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the period ended September 30, 2015. As of September 30, 2015, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) Earnings Per Share

For the three months ended September 30, 2015 and 2014, basic and diluted net income per share are calculated as follows:

	Three Months Ended
	September 30,
	2015	2014
Basic income per share
Net income for the period - numerator	$1,685,897	$3,372,944
Weighted average common stock outstanding - denominator	20,316,400	18,923,374
Net income per share	$0.08	$0.18

Diluted income per share
Net income for the period - numerator	$1,685,897	$3,372,944
Weighted average common stock outstanding - denominator	20,316,400	18,923,374
Effect of dilution	11,603	-
Weighted average common stock outstanding - denominator	20,328,003	18,923,374
Diluted income per share	$0.08	$0.18

For the nine months ended September 30, 2015 and 2014, basic and diluted net income per share are calculated as follows:

	Nine Months Ended
	September 30,
	2015	2014
Basic income per share
Net income for the period - numerator	$9,381,916	$9,478,346
Weighted average common stock outstanding - denominator	20,316,400	18,909,001
Net income per share	$0.46	$0.50

Diluted income per share
Net income for the period - numerator	$9,381,916	$9,478,346
Weighted average common stock outstanding - denominator	20,316,400	18,909,001
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	20,316,400	18,909,001
Diluted income per share	$0.46	$0.50

For the three months and nine months ended September 30, 2014, 820,312 shares related to warrants are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the three months and nine months ended September 30, 2014 were lower than the warrants exercise price.

For the three months ended September 30, 2015, 39,062 shares related to warrants are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the three months ended September 30, 2015 were lower than the warrants exercise price. For the nine months ended September 30, 2015, 820,312 shares related to warrants are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the nine months ended September 30, 2015 were lower than the warrants exercise price.

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

The provisions for income taxes for three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended
	September 30,
	2015	2014
Provision for Income Taxes
Current Tax Provision – PRC	$954,339	$1,019,837
Deferred Tax Provision – PRC	(384,171)	227,419
Total Provision for Income Taxes	$570,168	$1,247,256

The provisions for income taxes for nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended
	September 30,
	2015	2014
Provision for Income Taxes
Current Tax Provision – PRC	$4,230,894	$3,055,355
Deferred Tax Provision – PRC	(878,730)	481,138
Total Provision for Income Taxes	$3,352,164	$3,536,493

During the three months ended September 30, 2015 and 2014, the effective income tax rate was estimated by the Company to be 25.3% and 27.0%, respectively. During the nine months ended September 30, 2015 and 2014, the effective income tax rate was estimated by the Company to be 26.3% and 27.2%, respectively. The effective tax rate is lower than the U.S. statutory rate of 35% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2015 and December 31, 2014, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months and nine months ended September 30, 2015 and 2014, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

2015 Incentive Plan

On August 29, 2015, the Company’s Annual General Meeting approved the 2015 Omnibus Equity Incentive Plan of Orient Paper, Inc. (the “2015 ISP”) as previously adopted by the Board of Directors on July 10, 2015. Under the 2015 ISP, the Company may grant an aggregate of 1,500,000 shares of the Company’s common stock to the directors, officers, employees and/or consultants of the Company and its subsidiaries. No stock was issued under the 2015 ISP on or before September 30, 2015.

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,864 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $565,922 (RMB 3,600,000). The Company will be building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (9) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $157,201 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years before the relocation completed.

Future minimum lease payments of all operating leases are as follows:

September 30,	Amount
2016	$741,987
2017	584,786
2018	584,786
2019	584,786
2020	584,786
Thereafter	4,216,119
$7,297,250

Capital commitment

As of September 30, 2015, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $13,522,167 and $24,561,228 as of September 30, 2015 and December 31, 2014, respectively. The Company expected to pay off all the balances within 1 year.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	September 30, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise-wide,
	HB	Shengde	to Segments	segment	consolidated

Revenues	$32,255,518	$151,359	$-	$-	$32,406,877
Gross Profit	6,557,624	(141,063)	-	-	6,416,561
Depreciation and amortization	4,889,952	79,389	-	-	4,969,341
Interest income	9,650	335	-	-	9,985
Interest expense	566,122	-	-	-	566,122
Income tax expense	611,163	(40,995)	-	-	570,168
Net Income (Loss)	1,865,481	(135,442)	(44,142)	-	1,685,897

	Three Months Ended
	September 30, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise-wide,
	HB	Shengde	to Segments	segment	consolidated

Revenues	$40,183,579	$570,626	$-	$-	$40,754,205
Gross Profit	6,401,583	9,265	-	-	6,410,848
Depreciation and amortization	1,308,580	701,550	-	-	2,010,130
Interest income	33,752	1,338	-	-	35,090
Interest expense	344,191	-	-	-	344,191
Income tax expense	1,227,949	19,307	-	-	1,247,256
Net Income (Loss)	3,801,421	(39,917)	(388,560)	-	3,372,944

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended
	September 30, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise-wide,
	HB	Shengde	to Segments	segment	consolidated

Revenues	$100,017,223	$177,140	$-	$-	$100,194,363
Gross Profit	22,023,737	(136,929)	-	-	21,886,808
Depreciation and amortization	9,477,134	584,424	-	-	10,061,558
Interest income	63,899	1,285	-	-	65,184
Interest expense	2,350,233	-	-	-	2,350,233
Income tax expense	3,535,575	(183,411)	-	-	3,352,164
Net Income (Loss)	10,648,898	(616,560)	(650,422)	-	9,381,916
Total Assets	196,595,894	34,713,063	152,424	-	231,461,381

	Nine Months Ended
	September 30, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise-wide,
	HB	Shengde	to Segments	segment	consolidated

Revenues	$101,402,582	$2,941,752	$-	$-	$104,344,334
Gross Profit	16,637,730	564,961	-	-	17,202,691
Depreciation and amortization	3,764,983	2,112,841	-	-	5,877,824
Interest income	77,043	2,895	-	-	79,938
Interest expense	888,028	-	-	-	888,028
Income tax expense	3,378,702	157,791	-	-	3,536,493
Net Income (Loss)	10,266,271	310,373	(1,098,298)	-	9,478,346

	Year Ended December 31, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise-wide,
	HB	Shengde	to Segments	segment	consolidated

Total Assets	$200,764,663	$38,914,243	$88,679	$-	$239,767,585

ORIENT PAPER, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three months ended September 30, 2015 and 2014, the Company had no single customer contributing over 10% of total sales.

For the nine months ended September 30, 2015 and 2014, the Company had no single customer contributing over 10% of total sales.

For the three months ended September 30, 2015, the Company had two major suppliers which primarily accounted for 60% and 20% of the total purchases. For the three months ended September 30, 2014, the Company had two major suppliers which primarily accounted for 52% and 21% of the total purchases.

For the nine months ended September 30, 2015, the Company had two major suppliers which primarily accounted for 61% and 19% of the total purchases. For the nine months ended September 30, 2014, the Company had three major suppliers which primarily accounted for 62%, 13% and 8% of the total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2014. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$78,600) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2015 and December 31, 2014, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB25,122,279 (US$3,949,237) as of September 30, 2015.

(21) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Currently, the Company is evaluating the impact of our pending adoption of ASU 2014-09 and ASU 2015-14 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in year 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2015 and 2014 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

In evaluating the forward-looking statements contained in this report, you should consider various factors, including, without limitation, the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to sustain or improve profitability in the future, (c) whether we are able to successfully fulfill our primary requirements for cash, (d) whether we are able to generate sufficient cash flow from operations or obtain financing to grow our business, and (e) whether we are able to manage our growth. We assume no obligation to update forward-looking statements, except as otherwise required under federal securities laws.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue for the three months ended September 30, 2015 was $32,406,877, a decrease of $8,347,328 or 20.48% from $40,754,205 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended September 30, 2015 was $32,255,518, a decrease of $7,928,061, or 19.73%, from $40,183,579 for the third quarter of 2014. The decrease was primarily attributable to temporary suspension of the production of our regular CMP (the “Regular CMP”), light-weight CMP (the “Light-Weight CMP”) and offset printing paper from August 20 to September 4, 2015, mandated by the Baoding city government during the IAAF World Championship Games and the Military Parade Commemorating the 70th Anniversary of the End of World War II in Beijing.

Total offset printing paper, CMP and tissue paper products sold during the three months ended September 30, 2015 was 76,772 tonnes, a decrease of 21,236 tonnes, or 21.67%, compared to 98,008 tonnes sold in the comparable period in the previous year. The decrease was mainly caused by the production suspension discussed above. The quantity of Light-Weight CMP produced and sold in the third quarter of 2015 was 10,138 tonnes, compared to 13,341 tonnes produced and sold in the third quarter of 2014. The quantities of our Regular CMP produced and sold decreased by 16,139 tonnes, as compared to the third quarter of 2014. Offset printing paper produced and sold dropped by 2,102 tonnes, as compared to the third quarter of 2014. We began the commercial production of tissue paper products in Wei County Industry Park in June 2015, and sold 208 tonnes of tissue paper products for $275,419 in the third quarter of 2015. The changes in revenue and in quantity sold for the three months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2015		September 30, 2014		Change in		Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.	Amount

Regular CMP	52,737	$18,954,206	68,876	$24,419,227	(16,139)	$(5,465,021)	-23.43%	-22.38%

Light-Weight CMP	10,138	$3,713,226	13,341	$4,918,065	(3,203)	$(1,204,839)	-24.01%	-24.50%

Total CMP	62,875	$22,667,432	82,217	$29,337,292	(19,342)	$(6,669,860)	-23.53%	-22.74%
Tissue Paper	208	$275,419	0	$0	208	$275,419	n/a	n/a
Offset Printing Paper	13,689	$9,312,667	15,791	$10,846,287	(2,102)	$(1,533,620)	-13.31%	-14.14%
Total CMP, Offset Printing Paper and Tissue Paper	76,772	$32,255,518	98,008	$40,183,579	(21,236)	$(7,928,061)	-21.67%	-19.73%

Monthly sales revenue (excluding revenue of digital photo paper and tissue paper) for the 24 months ended September 30, 2015, are summarized below:

The ASPs (Average Selling Price) for our products excluding digital photo paper in the three months ended September 30, 2014 and 2015, are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper ASP
Three Months ended September 30, 2014	$687	$355	$369	$	n/a
Three Months ended September 30, 2015	$680	$359	$366		$1,324
Increase/(Decrease) from comparable period in the previous year	$(7)	$4	$(3)	$	n/a
Increase/(Decrease) as a percentage	-1.02%	1.13%	-0.81%		n/a

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper) for the 24 month period ended September 30, 2015:

Corrugating Medium Paper

Revenue from CMP was $22,667,432 (70.27% of total offset printing paper, CMP and tissue paper revenue) for the three months ended September 30, 2015, representing a decrease of $6,669,860, or 22.74%, from $29,337,292 for the comparable period in 2014. We sold 62,875 tonnes of CMP in the three months ended September 30, 2015, as compared to 82,217 tonnes for the same period in 2014, representing a 23.53% decrease in quantity sold. As explained above, the decrease was mainly due to the mandated production suspension from August 20 to September 4, 2015. ASP for Regular CMP rose from $355/tonne for the three months ended September 30, 2014 to $359/tonne for the three months ended September 30, 2015, representing a 1.13% increase over the comparable period. The quantity of Regular CMP produced and sold decreased by 16,139 tonnes, from 68,876 tonnes in the third quarter of 2014, to 52,737 tonnes in the third quarter of 2015.

For the third quarter of 2015, the ASP for Light-Weight CMP was $366/tonne, $3 lower than the ASP of $369/tonne for comparable period in 2014.

The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to strictly enforce the mandatory closure of outdated capacity in the next few years. As a result, we estimate that the ASPs for CMP and other packaging paper will remain relatively stable for the rest of 2015 and also 2016 as outdated paper facilities being eliminated, and the paper industry will witness increased competition and higher standards for environmental protection measures.

We launched our PM6 production line in December 2011 and have been improving its output capacity in the past few years. The PM6 production line has a designated capacity of 360,000 tonnes/year. The utilization rates for the third quarter of 2015 and 2014 were 59.21% and 76.60%, respectively, showing a decrease of 17.38 percentage points.

Quantities sold for Regular CMP that was produced by the PM6 production line from October 2013 to September 2015 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $9,312,667 (28.87% of total offset printing paper, CMP and tissue paper revenue) for the three months ended September 30, 2015, which represents a decrease of $1,533,620, or 14.14%, from $10,846,287 for the comparable period in 2014. We sold 13,689 tonnes of offset printing paper in the three months ended September 30, 2015, as compared to 15,791 tonnes in the comparable period in 2014, a decrease of 2,102 tonnes, or 13.31%. The decrease was mainly due to the mandated production suspension discussed above. We sold offset printing paper at an ASP of $680/tonne in the third quarter of 2015, which is 1.02% lower than the ASP of $687/tonne in the third quarter of 2014.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues, and paper napkins, as well as bathroom and kitchen paper towels that will be marketed and sold under the Orient Paper brand. We sold 208 tonnes of tissue paper products for $275,419 in the third quarter of 2015. We expect to see increase in production of our tissue paper products in the near future.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $151,359, or 38 tonnes at an ASP of $3,983/tonnes, for the three months ended September 30, 2015, as compared to $570,626, or 146 tonnes at an ASP of $3,908/tonnes, for the three months ended September 30, 2014. In October 2014, we shut down and disassembled our digital photo paper production facilities (our PM4 and PM5 production lines) for relocation mandated by the local County government to a new workshop that we built across the street from our main production base, Xushui Paper Mill. We completed the relocation and resumed commercial production of our digital photo paper in August 2015. We expect to increase our digital photo paper production in the fourth quarter of 2015.

Changes in revenue and quantities sold of our digital photo paper for the three months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2015		September 30, 2014		Change in		Change
Sales Revenue	Qty. (Tonne)	Amount	Qty. (Tonne)	Amount	Qty. (Tonne)	Amount	Qty. (Tonne)	Amount
Digital Photo Paper	38	$151,359	146	$570,626	(108)	$(419,267)	-73.97%	-73.47%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended September 30, 2015 was $25,697,894, a decrease of $8,084,102, or 23.93%, from $33,781,996 for the comparable period in 2014. Cost of sales for CMP was $17,655,425 for the quarter ended September 30, 2015, as compared to $24,860,805 for the same period in 2014. The decrease of $7,205,380 was mainly a result of the mandated production suspension discussed above. Average cost of sales per tonne for Regular CMP decreased from $311 in the third quarter of 2014 to $286 in the third quarter of 2015, representing a decrease of 8.04%, which was mainly attributable to a decline in raw material prices in the third quarter of 2015 (see details below) and the average cost of sales per tonne for offset printing paper increasing from $565 in the third quarter of 2014 to $568 during the quarter ended September 30, 2015, representing a slight increase of 0.53%. Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2015 and 2014 are summarized below:

	Three Months ended		Three Months ended
	September 30, 2015		September 30, 2014				Change in			Change in percentage
	Cost of Sales	Cost per Tonne	Cost of Sales		Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$15,080,963	$286		$21,434,117		$311	$(6,353,154)		$(25)	-29.64%	-8.04%
Light-Weight CMP	$2,574,462	$254		$3,426,688		$257	$(852,226)		$(3)	-24.87%	-1.17%
Total Corrugating Medium Paper	$17,655,425	$281		$24,860,805		$302	$(7,205,380)		$(21)	-28.98%	-6.95%
Offset Printing Paper	$7,771,877	$568		$8,921,191		$565	$(1,149,314)		$3	-12.88%	0.53%
Tissue Paper	$270,592	$1,301	$	n/a	$	n/a	$270,592		$1,301	n/a	n/a
Total Corrugating Medium, Offset Printing Paper and Tissue Paper	$25,697,894	$335		$33,781,996	$	n/a	$(8,084,102)	$	n/a	-23.93%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board (or Old Corrugated Cardboard, or “OCC”) and recycled white scrap paper in the third quarter of 2015 were RMB 974/tonne (approximately $157/tonne) and RMB 2,564/tonne (approximately $414/tonne), respectively, compared to RMB 1,026/tonne (approximately $167/tonne) and RMB 2,222/tonne (approximately $361/tonne), respectively, for the same period of 2014. These changes (in US dollars) represent a year-over-year decrease of 5.51% for the OCC and increase of 14.68% for the recycled white scrap paper, respectively. Our production process uses exclusively domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area). Though we do not rely on imported recycled paper, whose pricing tends to be volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper. The “Operation Green Fence” policy, a strict inspection policy implemented by Chinese Customs for ten months from February to the end of 2013, that we had previously expected to be continued, was repealed by the Chinese government in January 2015. As a result, some paper mills went back to using imported recycled paper, which caused the drop in domestic recycled paper price in the third of 2015 as compared to the previous comparable period. But as the substitute raw material for tissue paper, the price of the recycled white scrap paper increase in the third quarter of 2015.

The pricing trends of our major raw materials for the 24 month period from October 2013 to September 2015 are shown below:

Electricity and coal are two main energy sources of our paper manufacturing activities. The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months. Historically, electricity and coal accounted for approximately 12% and 16% of total sales, respectively. Because the average cost per tonne of coal went down from approximately $76.41 in third quarter of 2014 to approximately $62.67 in the third quarter of 2015, coal only accounted for approximately 3.61% of total sales in the third quarter of 2015. The monthly energy cost for electricity and coal as a percentage of total monthly sales of our main paper products for the 24 months ended September 30, 2015 are summarized as follows:

Gross Profit

Gross profit for the three months ended September 30, 2015 was $6,416,561 (19.80% of the total revenue), representing an increase of $5,713 or 0.09%, from the gross profit of $6,410,848 (15.73% of total revenue) for the three months ended September 30, 2014. This was a combined effect (i) lost of sales due to mandate suspension in production and (ii) decrease in cost per tonne for CMP for the third quarter ended September 30, 2015 as discussed earlier.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper

Gross profit for CMP, offset printing paper and tissue paper for the third quarter ended September 30, 2015 was $6,557,624, an increase of $156,041, or 2.44%, from $6,401,583 for the same period in 2014. The increase in gross profit of CMP, offset printing paper and tissue paper for the third quarter of 2015 was because drop in cost of sales is greater than drop in sales.

Gross profit margin for Regular CMP for the quarter ended September 30, 2015 was 20.43% (8.21 percentage points higher) compared to gross profit margin of 12.22% for the quarter ended September 30, 2014. Such increase was primarily the result of (i) a decline in the unit price of OCC, which is the raw material for the Regular CMP as discussed above. Our average unit purchase costs (net of applicable value added tax) of recycled paper board (or Old Corrugated Cardboard or “OCC”) in the third quarter of 2015 were RMB 974/tonne (approximately $157/tonne), compared to RMB 1,026/tonne (approximately $167/tonne) for the same period of 2014. These changes (in US dollars) represent a year-over-year decrease of 5.51% for the OCC; (ii) an increase in ASP of Regular CMP which was $359 for the third quarter of 2015 as compared to $355 for the third quarter of 2014; and (iii) a decrease in energy cost to sales as mentioned above.

The gross profit margin for Light-Weight CMP for the quarter ended September 30, 2015 and 2014 was 30.67% and 30.32%, respectively.

Gross profit margin for offset printing paper was 16.55% for the quarter ended September 30, 2015, a decrease of 1.2 percentage points, as compared to 17.75% for the quarter ended September 30, 2014, as the result of an increase in the unit price of the recycled white scrap paper, which is the raw material for the offset printing paper.

Gross profit and gross profit margin for tissue paper products for the quarter ended September 30, 2015 was $4,827 and 1.75%, respectively.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24 month period ended September 30, 2015 are as follows:

Digital Photo Paper

Gross profit from the sales of digital photo paper for the quarter ended September 30, 2015 amounted to $-141,063, or -93.20% as a percentage of total digital photo paper sales, as compared to the gross profit of $9,265, or 1.62%, as a percentage of total digital photo paper sales for the three months ended September 30, 2014 representing a decrease of $150,328 in gross profit. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, and completed the relocation and resumed commercial production of our digital photo paper in August 2015. The sales during August to September 2015 were not sufficient to cover the depreciation cost charged to this period. We expect to increase our digital photo paper production in the fourth quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2015 were $3,814,782, an increase of $2,819,169, or 283%, from $995,613 for the third quarter of 2014. The increase was mainly due to the increase in the depreciation expenses for the temporarily idle property, plant and equipment of our new tissue paper plant in our Wei County Industrial Park. We expected that our new tissue paper plant will reach its normal capacity in the second half of year 2016.

Income from Operations

Operating income for the quarter ended September 30, 2015 was $2,601,779, a decrease of $2,327,522, or 47.22%, from $4,929,301 for the same period in 2014. The decrease was primarily attributable to the factors discussed above.

Other Income and Expenses

Interest expense in the quarter ended September 30, 2015 increased by $221,931 from $344,191 in the third quarter of 2014 to $566,122 in the third quarter of 2015. The Company had total short-term and long-term interest-bearing loans, related party loan and leasing obligations that aggregated $40,905,866 as of September 30, 2015, as compared to $32,698,230 as of September 30, 2014. The increase was primarily related to the cost for certain purchase of raw materials and other working capital purposes. The interests incurred during the third quarter of 2015 and 2014, $19,294 and $207,830, respectively, were capitalized as construction-in-progress. All of the interest incurred in both periods was related to the sale-leaseback obligation with CNFTFL.

Net Income

Net income was $1,685,897 for the three months ended September 30, 2015, a decrease of $1,687,047, or 50.02%, from $3,372,944 for the comparable period in 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue for the nine months ended September 30, 2015 was $100,194,363, a decrease of $4,149,971, or 3.98%, from $104,344,334 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper

Revenue of offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2015 was $100,017,223, a decrease of $1,385,359, or 1.37%, from $101,402,582 for the comparable period in 2014. The decrease was primarily a result of the temporary production suspension from August 20 to September 4, 2015, mandated by the Baoding city government during the IAAF World Championship Games and the Military Parade Commemorating the 70th Anniversary of the End of World War II in Beijing.

Total offset printing paper, CMP and tissue paper products sold during the nine months ended September 30, 2015 was 236,335 tonnes, a decrease of 5,869 tonnes, or 2.42%, compared to 242,204 tonnes sold in the comparable period in the previous year. This was mainly caused by the temporary production suspension discussed above. The quantity of Light-Weight CMP produced and sold in the nine months ended September 30, 2015 was 31,623 tonnes, an increase of 14,067 tonnes, compared to 17,556 tonnes for the comparable period in the previous year. The increase was primarily attributable to the completion of the renovation of the PM1 production line, which commenced production in May 2014. The quantities of our Regular CMP produced and sold decreased by 16,025 tonnes as compared to the nine months ended September 30, 2014. Offset printing paper produced and sold decreased by 4,119 tonnes, as compared to the nine months ended September 30, 2014. This was mainly due to the interruption in production resulting from maintenance performed on our PM3 production line (one of the offset printing paper production lines) in March and April 2015 and also the temporary production suspension discussed above. We began commercial production of tissue paper products in Wei County Industry Park in June 2015, and we sold 208 tonnes of tissue paper products for $275,419 in the third quarter of 2015. We expect to see an increase in production in the near future.

The changes in revenue and in quantity sold for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2015		September 30, 2014		Change in		Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount

Regular CMP	165,959	$61,273,144	181,984	$65,757,268	(16,025)	$(4,484,124)	-8.81%	-6.82%
Light-Weight CMP	31,623	$11,893,429	17,556	$6,442,886	14,067	$5,450,543	80.13%	84.60%
Total CMP	197,582	$73,166,573	199,540	$72,200,154	(1,958)	$966,419	-0.98%	1.34%
Offset Printing Paper	38,545	$26,575,231	42,664	$29,202,428	(4,119)	$(2,627,197)	-9.65%	-9.00%
Tissue Paper	208	$275,419	0	$0	208	$275,419	n/a	n/a
Total CMP, Offset Printing Paper and Tissue Paper Sales Revenue	236,335	$100,017,223	242,204	$101,402,582	(5,869)	$(1,385,359)	-2.42%	-1.37%

Our quarter-over-quarter ASP for Regular CMP rose by $8/tonne, or 2.22%, from $361/tonne for the quarter ended September 30, 2014 to $369/tonne for the quarter ended September 30, 2015. We believe that the 2.22% increase was mainly related to the appreciation of RMB in relation to USD, the recovery of China’s economy that began at the start of 2015, and inflation.

Average ASPs for our products excluding digital photo paper in the nine-month period ended September 30, 2015 and 2014 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-weight CMP ASP	Tissue paper ASP
Nine Months ended September 30, 2014	$684	$361	$367	n/a
Nine Months ended September 30, 2015	$689	$369	$376	$1,324
Increase/(decrease) from comparable period in the previous year	$5	$8	$9	n/a
Increase/(decrease) as a percentage	0.73%	2.22%	2.45%	n/a

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $177,140 for the nine months ended September 30, 2015, as compared to $2,941,752 for the nine months ended September 30, 2014. In October 2014, we shut down and disassembled our digital photo paper production facilities (our PM4 and PM5 production lines) for relocation mandated by the local County government, and completed the relocation and resumed commercial production of our digital photo paper in August 2015. We expect to increase our digital photo paper production in the fourth quarter of 2015.

Changes in revenue and quantities sold of our digital photo paper for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2015		September 30, 2014		Change in		Change
Sales Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount
Digital Photo Paper	44	$177,140	750	$2,941,752	(706)	$(2,764,612)	-94.13%	-93.98%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the nine months ended September 30, 2015 was $77,993,486, a decrease of $6,771,366, or 7.99%, from $84,764,852 for the comparable period in 2014. Cost of sales for CMP was $56,293,394 for the nine months ended September 30, 2015, as compared to $61,183,464 for the same period in 2014. The decrease in the cost of sales of $4,890,070 was in line with the temporary production suspension discussed above. Average cost of sales per tonne for Regular CMP decreased from $311 in the nine months ended September 30, 2014 to $290 in the comparable period of 2015, representing a decrease of 6.75%, which is mainly attributable to a decline in raw material prices in year 2015 and average cost of sales per tonne of offset printing paper increasing from $553 in the nine months ended September 30, 2014, to $556 during the comparable period in 2015, representing a slight increase of 0.54%. Changes in cost of sales and cost per tonne by product for the nine months ended September 30, 2015 and 2014 are summarized below:

	Nine Months ended			Nine Months ended
	September 30, 2015			September 30, 2014			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tone
Regular CMP	$48,132,663		$290	$56,578,876		$311	$(8,446,213)		$(21)	-14.93%	-6.75%
Light-Weight CMP	$8,160,731		$258	$4,604,588		$262	$3,556,143		$(4)	77.23%	-1.53%
Total CMP	$56,293,394		$285	$61,183,464		$307	$(4,890,070)		$(22)	-7.99%	-7.17%
Offset Printing Paper	$21,429,500		$556	$23,581,388		$553	$(2,151,888)		$3	-9.13%	0.54%
Tissue Paper	$270,592		$1,301	$0	$	n/a	$270,592		$1,301	n/a	n/a
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$77,993,486	$	n/a	$84,764,852	$	n/a	$(6,771,366)	$	n/a	-7.99%	n/a

For the nine months ended September 30, 2015, cost of sales for digital photo paper was $314,069, as compared to $2,376,791 for the same period in year 2014. This is related to the mandatory relocation of our digital photo paper production facilities discussed above. We resumed commercial production in August 2015 and expect to increase our digital photo paper production in the fourth quarter of 2015.

Gross Profit

Gross profit for CMP, offset printing paper and tissue paper products for the nine months ended September 30, 2015 was $22,023,737, an increase of $5,386,007, or 32.37%, from $16,637,730 for the comparable period in 2014. This was mainly attributable to the factors discussed above.

The overall gross profit margin for total CMP, offset printing paper and tissue paper products for the nine months ended September 30, 2015 increased by 5.61 percentage points from 16.41% for the first nine months in 2014 to 22.02% in the first nine months in 2015. Gross profit margin for the Regular CMP for the nine months ended September 30, 2015 was 21.45%, 7.49 percentage points higher compared to 13.96% for the comparable period in 2014. This increase is primarily related to a 2.22% increase in the ASP for Regular CMP over the period and a decline in raw materials price in year 2015.

The gross profit margin for our Light-Weight CMP for the nine months ended September 30, 2015 and 2014 was 31.38% and 28.53%, respectively. The 2.85 percentage points increase was mainly attributable to the 2.45% increase in the ASP for Light-Weight CMP over the period.

The gross profit margin for our offset printing paper for the nine months ended September 30, 2015 and 2014 was 19.36% and 19.25%, respectively.

Gross profit from the sales of digital photo paper for the nine months ended September 30, 2015 and 2014 was $-136,929 and $564,961, respectively. And the gross profit margin for digital photo paper for the nine months ended September 30, 2015 and 2014 was -77.30% and 19.20%, respectively. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, and completed the relocation and resumed commercial production of our digital photo paper in August 2015. The sales during the period from August to September 2015 were not sufficient to cover the depreciation cost charged to this period. We expect to increase our digital photo paper production in the fourth quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $7,355,144, an increase of $4,461,316, or 154.17%, from $2,893,828 for the comparable period in 2014. The increase was mainly due to the increase in the depreciation expenses for our temporarily idle property, plant and equipment of our new tissue paper plant in our Wei County Industrial Park. We expected that our new tissue paper plant will reach its normal capacity in the second half of year 2016.

Income from Operations

Operating income for the nine months ended September 30, 2015 was $14,531,664, an increase of $708,735, or 5.13%, from $13,822,929 for the comparable period in 2014. The increase was primarily attributable to the increase in gross profit contributed by Regular CMP and Light-Weight CMP as discussed above.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2015 increased by $1,462,205 from $888,028 in the first nine months of 2014 to $2,350,233 in the comparable period of 2015. The Company had short-term and long-term interest-bearing loans, related party loan and leasing obligations that aggregated $40,905,866 as of September 30, 2015, as compared to $32,698,230 as of September 30, 2014. The increase was primarily related to the cost for certain purchase of raw materials and other working capital purposes. The interests incurred during the nine months ended September 30, 2015 and 2014, $116,494 and $717,058, respectively, were capitalized as soft-cost of construction-in-progress. All of the interest incurred in both periods was related to the sale-leaseback obligation with CNFTFL.

Net Income

Net income was $9,381,916 for the nine months ended September 30, 2015, a decrease of $96,430, or 1.02%, from $9,478,346 for the comparable period in 2014. The slight decrease was primarily a result of (i) increased gross profit, (ii) greater depreciation charged for the property, plant and equipment in our Wei County Industrial Park, and (iii) higher interest expense incurred during the period.

Accounts Receivable

Net accounts receivable increased by $118,883, or 3.19%, to $3,849,006 as of September 30, 2015, compared with $3,730,123 as of December 31, 2014. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 80.58% of total value of ending inventory as of September 30, 2015) and finished goods. As of September 30, 2015, the recorded value of inventory increased by 29.65% to $9,256,819 from $7,139,599 as of December 31, 2014. The ending balance of recycled paper board, which is the main raw material for CMP, was $5,422,262 as of September 30, 2015, approximately $1,084,193, or 24.99%, higher than the balance as of December 31, 2014, primarily due to the temporary production suspension discussed above.

A summary of changes in major inventory items is as follows:

	September 30, 2015	December 31, 2014	$ Change	% Change
Raw Materials
Recycled paper board	$5,422,262	$4,338,069	$1,084,193	24.99%
Recycled white scrap paper	1,566,153	1,212,588	353,565	29.16%
Tissue Base Paper	99,420		99,420	n/a
Coal	173,962	497,038	(323,076)	-65.00%
Digital Base paper and other raw materials	197,136	95,053	102,083	107.40%
Total Raw Materials	7,458,933	6,142,748	1,316,185	21.43%
Finished Goods	1,797,886	996,851	801,035	80.36%
Totals	$9,256,819	$7,139,599	$2,117,220	29.65%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $7,388,720 as of September 30, 2015, a decrease of $8,725,024, or 54.15%, from $16,113,744 as of December 31, 2014. Accounts payable was $nil as of December 31, 2014 and $1,100,697 as of September 30, 2015. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei, Commercial Bank of the City of Zhangjiakou (the “CBCZ Bank”) and Shanghai Pudong Development Bank (“SPD Bank”) to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Hebei, CBCZ Bank and SPD Bank were $6,288,023 and $16,113,744 as of September 30, 2015 and December 31, 2014, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2015, we had a net working capital deficit of $6,713,889, a decrease of $11,201,397 from the net working capital deficit of $17,915,286 at December 31, 2014. Total current assets as of September 30, 2015 amounted to $21,101,202. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $3,144,011 was included in our current assets as of September 30, 2015 and was deposited at the Bank of Hebei for purpose of securing the bank acceptance notes issued by these banks that will be due on various dates from on starting from January 7 to January 20, 2016.

Our current liabilities have decreased after we paid off the bank acceptance notes issued by the CBCZ Bank, SPD Bank and Bank of Hebei, which were due during the first nine months of 2015. Current liabilities as of September 30, 2015 totaled $27,815,091, a decrease of $16,655,057 from the December 31, 2014 balance of $44,470,148. Our current liabilities included the current portion of the capital lease payable in the amount of $6,323,396. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $6,288,023 as of September 30, 2015, representing a decrease of $9,825,721, or 60.98%, from $16,113,744 as of December 31, 2014. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit, equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments with a balloon payment for the entire principal upon maturity of the loan. The long term loans from the credit union require quarterly interest payments with one large balloon payment upon maturity. We entered into a three-year sale-leaseback financing agreement with CNFTFL on June 16, 2013, which provides for a three-year full amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction of the Wei County tissue paper expansion project. In July 2015, we entered into a new agreement with CNFTFL, which amended and restated the 2013 CNFTFL lease financing agreement. Pursuant to the 2015 CNFTFL lease financing agreement, we are required to make interest payments every quarter and principal payments every six months until June 21, 2017. These payments range from approximately $0.1 million to approximately $3.5 million (see “Financing with Sale-Leaseback” below for more details.)

Efforts to Mitigate the Net Working Capital Deficit

Amounts due to related parties included in current liabilities were $3,944,771 as of September 30, 2015, including rent payable due to a related party of $337,120 (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), loan from our Chairman and Chief Executive Officer Mr. Zhenyong Liu of $2,296,059 and accrued interest payable of $1,311,592 to Mr. Liu included in other payables and accrued liabilities (see “Moratorium on interest for Related Party Loan Collection” below). Excluding the related party payables, the net working capital deficit as of September 30, 2015 was $2,769,118.

On January 20, 2014, our Chairman and Chief Executive Officer, Mr. Zhenyong Liu, agreed in writing to allow the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $1,311,592, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed financial statement as of September 30, 2015.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO with an amount up to $18,864,069 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,716,017 was drawn from the facility, which carried an interest rate of 5.25%. The loan will be matured on July 12, 2018.

Our loan-to-equity ratio was 30.54% as of September 30, 2015. Our debt-asset ratio was 23.39% as of September 30, 2015. The industry average of debt-asset ratios for 2014 was over 50% according to www.wenku.baidu.com , and according to a search on www.finance.ifeng.com , two largest paper mills publicly listed on the Chinese stock exchanges each had a debt-asset ratio exceeding 60% at the end of the third quarter of 2015. As long as we are able to manage our short-term liquidity through various efforts described above, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably further leverage our assets to provide capital for future growth.

From time to time, we investigate financing opportunities with banks and other financial institutions and investors both inside and outside of China, and we may seek long-term financings to pay off liabilities with shorter terms. We cannot guarantee that our efforts will be successful. As of the date of this report, we have not entered into any material binding agreement for additional long-term financing. There can be no assurance that we will be able to secure such financing either from banks or through debt or equity investments from investors. If we are unable to obtain sufficient additional financing, whether short-term or long-term, or generate sufficient operating cash flow internally, the progress of our construction or renovation projects may be slowed down or otherwise negatively affected. We may also have to curtail the scope of our capital expenditure projects or shelve some components of such projects (for example, delaying the installation of the PM9 production line) until additional capital resources are available.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for total proceeds of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain equipment to CNFTFL. Concurrent with the sale of the equipment, Orient Paper HB leased back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL and buy back all of the leased equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the leased equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013.

Orient Paper HB made all payments due according to the schedule prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with CNFTFL regarding a modified payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continued to make interest payments due (as well as a payment of a liquidated damage of approximately $9,200 on December 26, 2014). No remedial measures were taken by the lessor or its parent company. On May 19, 2015 and June 15, 2015, the Company made payments to the lessor of RMB 5,000,000 (approximately $0.8 million) and RMB 20,000,000 (approximately $3 million), respectively. On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of CNFTFL, and other guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”) to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015.

The balance of the long-term obligations under capital lease were $6,568,399 and $4,090,413 as of September 30, 2015 and December 31, 2014, which is net of its current portion in the amount of $6,323,396 and $12,258,488, respectively.

Total interest expenses for the sale-leaseback arrangement for the three months ended September 30, 2015 and 2014 were $169,742 and $207,830, respectively. Total interest expenses for the sale-leaseback arrangement for the nine months ended September 30, 2015 and 2014 were $1,024,866 and $717,058, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the leased equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right for 58,566 square meters of land worth approximately $6,947,979 as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $30,012,436 and $33,287,324 as of September 30, 2015 and December 31, 2014, respectively.

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we were required to eventually cease all operations currently conducted on our Headquarters Compound site. As discussed under the “Properties” in our 2014 Annual Report on Form 10-K, on August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the LUR, the Industrial Buildings, and the Dormitories to Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, for cash of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $157,201 (RMB1,000,000). On January 21, 2015, Hebei Fangsheng agreed in writing to allow the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $337,120 and $227,900, which was recorded as part of the current liabilities as of September 30, 2015 and December 31, 2014, respectively. As a condition for the sale of the Dormitories, Hebei Fangsheng agreed that it would act as an agent for the Company, which is not qualified to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further agreed that it would not seek to profit from the resale of the Dormitories units and would allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

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

Sales of the LUR and the Industrial Buildings were completed in 2013, with a gain on disposal of approximately $84,972. The dormitories were sold on August 15, 2014, with a gain on disposal of approximately $203,488 that was recognized during the three and nine months ended September 30, 2014.

Capital Expenditure Commitment as of September 30, 2015

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the nine months ended September 30, 2015 were primarily financed by cash flows generated from operating activities. As of September 30, 2015, we had approximately $13.52 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery.

Capital Expenditures

Our committed capital expenditures for the next 18 months are approximately $13.52 million, which mainly includes budgeted costs for the projects below:

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project may be up to approximately $130 million (of which $99.68 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $79 million (of which $77.01 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $51 million (of which $22.67 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line could be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is early 2016, as we have experienced construction and budget funding delays. The delay of completion of the PM8 production line did not cause any major financial impact on our current period earnings, as we did not previously budget significant revenue or net earnings from the PM8 production line tissue paper for 2015.

By the end of 2014, the capital expenditure projects finished in the Wei County Industrial Park included: an office building, employee cafeteria, and two employee dormitory buildings. The projects finished in 2015 include: three workshops, four warehouses, packaging machineries, dividing and cutting machineries as well as infrastructure and landscaping projects in the Wei County Industrial Park at a cost of $43.79 million. We plan to build the second 15,000 tonnes/year tissue paper production line (designated as PM9) at an estimated cost of $7.8 million after the PM8 production line is put into production.

Relocation of Digital Photo Paper PM4 and PM5 Production Lines

In August 2015, we completed the relocation of our digital photo paper production lines (PM4 and PM5), as well as related chemical and packaging equipment, from the workshops previously located in our Headquarters Compound to a new location that is across the street from our Xushui Paper Mill, Xushui Mill Annex. We purchased the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and constructed three industrial buildings for the digital photo paper operations, a dormitory for factory workers, and offices to consolidate our Xushui County operations. We completed the relocation and resumed commercial production of our digital photo paper in August 2015.

Total cost of the relocation of the PM4 and PM5 production lines and building construction costs incurred was approximately $4.2 million. Further building construction costs at the Xushui Mill Annex was approximately$1.7 million. As of September 30, 2015, we have already entered into contracts related to the PM4 and PM5 production line relocation project for approximately $5.9 million.

Cash and Cash Equivalents

Our cash and cash equivalents as of September 30, 2015 was $4,363,721, an increase of $472,248 from $3,891,473 as of December 31, 2014. The increase of cash and cash equivalents for the nine months ended September 30, 2015 was caused by a number of factors including:

i. Net cash provided by operating activities

Net cash provided by operating activities was $10,668,560 for the nine months ended September 30, 2015. The amount represented a decrease of $25,116,605, or 70.19%, from $35,785,165 provided by operating activities for the same period of 2014. The net income of the nine months ended September 30, 2015 was $9,381,916, representing a decrease of $96,430, or 1.02%, from $9,478,346 for the first nine months of 2014. Changes in various asset and liability account balances throughout the first nine months of 2015 also contributed to the net change in cash generated from operating activities in the same period of 2015. Chief among such changes is the net settlement of notes payable in the amount of $9,478,519 during the nine months ended September 30, 2015. There was also an increase of $2,458,300 in the ending inventory balance as of September 30, 2015 (or a decrease to net cash for the first nine months 2015 cash flow purposes). In addition, the Company had non-cash expenses in depreciation and amortization in the amount of $10,061,558 in the first nine months of 2015. The Company also had a net decrease of $2,326,204 in prepayment and other current assets (as an increase to net cash) and a net increase of $1,184,473 in other payables and accrued liabilities (as an increase to net cash), as well as an increase in income tax payable of $101,216 (as a decrease to net cash) during the nine months ended September 30, 2015.

ii. Net cash used in investing activities

We incurred $11,312,300 in net cash expenditures for investing activities during the nine months ended September 30, 2015, compared to $22,845,662 for the same period of 2014. Essentially, all expenditures in the nine months ended September 30, 2015 were the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $1,374,459 for the nine months ended September 30, 2015, as compared to net cash used in financing activities in the amount of $9,101,920 for the same period of 2014. The increase was mainly due to (i) cash of $5,548,008 from the release of restricted deposit upon the payoff of notes payables in Bank of Hebei, CBCZ Bank and SPD Bank in the nine months ended September 30, 2015, (ii) proceeds from the loan from our Chairman and Chief Executive Officer, Mr. Zhenyong Liu of $4,852,483, (iii) payment of capital lease obligations of $5,378,582 and (iv) net repayment of loans of $3,647,450.

Short-term bank loans

		September 30, 2015	December 31, 2014
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	-	2,451,381
The Commercial Bank of the City of Zhangjiakou	(b)	-	3,268,508
ICBC Loan 2	(c)	-	817,127
ICBC Loan 3	(d)	3,144,011	3,268,508
ICBC Loan 4	(e)	3,144,011	-
Total short-term bank loans		$6,288,022	$9,805,524

(a)

On June 26, 2014, the Company obtained an accounts receivable factoring facility from the ICBC for $2,451,381 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility expired on June 24, 2015 and bore an interest rate of 6.6% per annum, 110% of the primary lending rate of the People’s Bank of China at the time of funding. The Company paid off the principal balance and interest by June 24, 2015.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility

(b)	On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and an independent third party provided a guarantee with the land use rights and buildings pledged by Hebei Tengsheng as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank for $3,268,508 as of December 31, 2014. The loan was repaid subsequently on July 16, 2015 and borne a fixed interest rate of 11.88% per annum.

(c)	On August 19, 2014, the Company obtained an accounts receivable factoring facility from the ICBC for $817,127 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility was expired on June 10, 2015 and borne an interest rate of 6.6% per annum, 110% of the primary lending rate of the People’s Bank of China at the time of funding. The Company paid off the principal balance and interest by June 10, 2015.

(d)	On November 20, 2014, the Company entered into a working capital loan agreement with the ICBC for$3,144,011 and $3,268,508 as of September 30, 2015 and December 31, 2014, respectively. The loan bears an interest rate of 6.16% per annum, 110% of the primary lending rate of the People’s Bank of China at the time of funding. The loan is due and payable on December 3, 2015. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estate properties pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(e)	On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC for $3,144,011 as of September 30, 2015. The loan bears an interest rate of 5.06% per annum, 110% of the primary lending rate of the People’s Bank of China at the time of funding. The loan will be due and payable on September 6, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estate properties pledged by Hebei Tengsheng as collateral for the benefit of the bank.

As of September 30, 2015, we had guaranteed short-term borrowings of $6,288,022. As of December 31, 2014, we had guaranteed short-term borrowings of $3,268,508 and secured bank loans of $6,537,016. The factoring facility was secured by the Company’s accounts receivable in the amount of $nil and $3,730,123 as of September 30, 2015 and December 31, 2014, respectively.

The average short-term borrowing rates for the nine months ended September 30, 2015 and 2014 were approximately 7.93% and 7.24%, respectively. The average short-term borrowing rates for the three months ended September 30, 2015 and 2014 were approximately 6.65% and 8.20%, respectively.

Long-term loans from credit union

As of September 30, 2015 and December 31, 2014, loans payable to Rural Credit Union of Xushui County, amounted to $5,281,939 and $5,907,828, respectively.

On April 16, 2014, the Company entered into an agreement with the Rural Credit Union of Xushui County for an amount that is $1,548,426 and $1,609,740 as of September 30, 2015 and December 31, 2014, respectively. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. The loan balance would be repayable by various installments from June 21, 2014 to November 18, 2018. In August 2015, after making proper notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan amounted to $196,501, within which $78,600 were due before the payment date and $117,901 were paid ahead of its original repayment schedule. Early repayment is allowed as long as the Company gives a 10-day notice to the bank. As of September 30, 2015, total outstanding loan balance was $1,351,925 and presented as non-current liabilities in the consolidated balance sheet. As of December 31, 2014, total outstanding loan balance was $1,609,740 with $65,370 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $13,896,033 and $19,300,765 as of September 30, 2015 and December 31, 2014, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after making proper notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan amounted to $204,361, within which $94,320 were due before the payment date and $110,041 were paid ahead of its original repayment schedule. Early repayment is allowed as long as the Company gives a 10-day notice to the bank. As of September 30, 2015, the total outstanding loan balance was $3,930,014 and presented as non-current liabilities in the consolidated balance sheet. As of December 31, 2014, the total outstanding loan balance was $4,298,088, with $81,713 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2015 and 2014 were $184,748 and $307,746, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2015 and 2014 were $845,751 and $778,472, respectively.

Shareholder Loans

The Company’s CEO loans money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. The balance was $2,296,059 and $2,386,978 as of September 30, 2015 and December 31, 2014, respectively. The unsecured loan carries an annual interest rate based on the People’s Bank of China and was set at 6.15% per annum. The entire balance is presented as current portion of long term loan from a related party in the condensed consolidated balance sheet as of September 30, 2015.

On December 10, 2014, Mr. Liu loaned $9,432,034 and $9,805,524 as of September 30, 2015 and December 31, 2014, to Orient Paper HB for working capital purpose with an annual interest rate of at 6.00% per annum. The unsecured loan expires on December 10, 2017.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO with an amount up to $18,864,069 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,716,017 was drawn from the facility, which carried an interest rate of 5.25%. The loan will be matured on July 12, 2018.

As of September 30, 2015 and December 31, 2014, total amount of loans due to Mr. Liu were $16,444,110 and $12,192,502, respectively. The interest expenses incurred for above related party loans are $230,926 and $36,445 for the three months ended September 30, 2015 and 2014, respectively. The interest expenses incurred for above related party loans are $596,110 and $109,556 for the nine months ended September 30, 2015 and 2014, respectively. On January 20, 2015, the Company’s CEO agreed in writing to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Liu was approximately $1,311,592 and $761,242, which was recorded in other payables and accrued liabilities as part of the current liabilities as of September 30, 2015 and December 31, 2014, respectively.

During the nine months and three months ended September 30, 2015, the Company borrowed $390,000 and $90,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

During the nine months and the three months ended September 30, 2014, the Company borrowed $643,500 and $300,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period

Critical Accounting Policies and Estimates

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the quarter ended September 30, 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2015 and December 31, 2014 to translate the Chinese RMB to the U.S. Dollars are 6.3613:1 and 6.1190:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.1824:1, and 6.1493:1 for the nine months ended September 30, 2015 and 2014, respectively. Translation adjustments are included in other comprehensive income (loss).

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Currently, the Company is evaluating the impact of our pending adoption of ASU 2014-09 and ASU 2015-14 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in year 2018.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2015.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the nine months ended September 30, 2015, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On November 11, 2015, the Company issued a press release announcing its unaudited financial results and certain operational results for the third quarter ended September 30, 2015. A copy of the press release making the announcement is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 11, 2015, announcing unaudited financial results and certain operational results of the Company for the third quarter of 2015
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Date: November 11, 2015	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2015	/s/ Jing Hao
Name: Jing Hao
Title: Chief Financial Officer
(Principal Financial Officer)

