Form 10-K
period 2015-12-31
Orient Paper Inc.
filed 2016-03-23
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2015

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

Xushui District, Baoding City

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2015 was approximately $21,668,049, based upon 13,212,225 shares of common stock held by non-affiliates and the closing price of the common stock of $1.64 on June 30, 2015.

As of March 16, 2016, there were 21,450,316 shares of the registrant’s common stock, par value $0.001, outstanding.

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

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income for the years ended December 31, 2013, 2014 and 2015 and our audited consolidated balance sheets as of December 31, 2014 and 2015.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terms such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, our anticipated revenues from the corrugating medium paper business segment and offset printing paper business, our ability to implement the planned capacity expansion of tissue paper, our ability to introduce new products, market acceptance of new products, general economic and business conditions, the ability to attract or retain qualified senior management personnel and research and development staff, and those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements made in this annual report relate only to events as of the date on which the statements are made. We undertake no obligation, beyond any than as required by law, to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made, even though our situation changes in the future.

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

On October 29, 2007, pursuant to an agreement and plan of merger (the “Merger Agreement”), the Company acquired Dongfang Zhiye Holding Limited (“Dongfang Holding”), a corporation formed on November 13, 2006 under the laws of the British Virgin Islands, and issued the shareholders of Dongfang Holding an aggregate of 7,450,497 (as adjusted for a four-for-one reverse stock split effected in November 2009) shares of our common stock, which shares were distributed pro-rata to the shareholders of Dongfang Holding in accordance with their respective ownership interests in Dongfang Holding. At the time of the Merger Agreement, Dongfang Holding owned all of the issued and outstanding stock and ownership of Orient Paper HB and such shares of Orient Paper HB were held in trust with Zhenyong Liu, Xiaodong Liu and Shuangxi Zhao, for Mr. Liu, Mr. Liu and Mr. Zhao (the original shareholders of Orient Paper HB) to exercise control over the disposition of Dongfang Holding’s shares in Orient Paper HB on Dongfang Holding’s behalf, until Dongfang Holding successfully completed the change in registration of Orient Paper HB’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of Orient Paper HB’s shares. As a result of the merger transaction, Dongfang Holding became a wholly owned subsidiary of the Company, and Dongfang Holding’s wholly owned subsidiary, Orient Paper HB, became an indirectly owned subsidiary of the Company.

Dongfang Holding, as the 100% owner of Orient Paper HB, was unable to complete the registration of Orient Paper HB’s capital under its name within the required time limits set forth under PRC law. In connection with the consummation of the restructuring transactions described below, Dongfang Holding directed the trustees to return the shares of Orient Paper HB to the original shareholders of Orient paper HB, and the original shareholders entered into certain agreements with Baoding Shengde Paper Co., Ltd. (“Orient Paper Shengde”) to transfer the control of Orient Paper HB to Orient Paper Shengde.

On June 24, 2009, the Company consummated a number of restructuring transactions pursuant to which it acquired all of the issued and outstanding shares of Shengde Holdings Inc., a Nevada corporation. Shengde Holdings Inc. was incorporated in the State of Nevada on February 25, 2009, and holds a wholly-owned subsidiary, Orient Paper Shengde, a limited liability company organized under the laws of the PRC on June 1, 2009. Because Orient Paper Shengde is a wholly-owned subsidiary of Shengde Holdings Inc, it is regarded as a wholly foreign-owned entity under PRC law.

Effective June 24, 2009, Orient Paper Shengde, Orient Paper HB and the original shareholders of Orient Paper HB entered into a number of contractual arrangements, as subsequently amended on February 10, 2010, pursuant to which Orient Paper Shengde acts as the management company for Orient Paper HB, and Orient Paper HB conducts the principal operations of the business. The contractual arrangements, as amended, effectively transferred the preponderance of the economic benefits of Orient Paper HB to Orient Paper Shengde, and Orient Paper Shengde assumed effective control and management over Orient Paper HB. The contractual arrangements, as amended, include the following:

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

The call option agreement, entered into by and between Orient Paper Shengde, Orient Paper HB and the shareholders of Orient Paper HB, provides that the shareholders of Orient Paper HB irrevocably grant to Orient Paper Shengde an option to purchase all or part of each shareholder’s equity interest in Orient Paper HB. The exercise price for the options shall be RMB1 yuan for each of the shareholders’ equity interests, or if at any time there are PRC laws regulating the minimum exercise price of such options, then to the extent permitted under PRC Law. The call option agreement contains covenants from Orient Paper HB and its shareholders that they will refrain from taking certain actions without Orient Paper Shengde’s consent that would materially affect Orient Paper HB’s operations and asset value, including (i) supplementing or amending its articles of association or bylaws, (ii) changing Orient Paper HB’s registered capital or shareholding structure, (iii) selling, transferring, mortgaging or disposing of any interests in Orient Paper HB’s assets or income, or encumbering Orient Paper HB’s assets or income in a way that would approve a security interest on such assets, (iv) incurring or guaranteeing any debts not incurred in its normal business operations, (v) entering into any material contract or urging Orient Paper HB management to dispose of any Orient Paper HB assets, unless it is within the company’s normal business operations; (vi) providing any loan or guarantee to any third party; (vii) appointing or removing any management personnel or directors that can be changed upon Orient Paper HB shareholder approval; (viii) declaring or distributing any dividends to the stockholders.  The agreement remains effective until Orient Paper Shengde or its designees have acquired 100% of the equity interests of Orient Paper HB underlying the options.

(iii)	Share Pledge Agreement

The share pledge agreement entered into by and between Orient Paper Shengde, Orient Paper HB and the shareholders of Orient Paper HB, provides that the Orient Paper HB shareholders will pledge all of their equity interests in Orient Paper HB to Orient Paper Shengde as security for their obligations under the other management agreements described in this section. Specifically, Orient Paper Shengde is entitled to dispose of the pledged equity interests in the event that the Orient Paper HB shareholders or Orient Paper HB fails to pay the service fees to Orient Paper Shengde pursuant to the exclusive technical service and business consulting agreement or fails to perform their other obligations under the other management agreement. The agreement contains covenants from Orient Paper HB’s shareholders that they will refrain from taking certain actions without Orient Paper Shengde’s prior written consent, such as transferring or assigning their equity interests, or creating or permitting the creation of any pledges which may have an adverse effect on the rights or benefits of Orient Paper Shengde under the agreement.  The Orient Paper HB shareholders also promise to comply with the laws and regulations relevant to the pledges under the agreement and to facilitate in good faith the protection of the ability of Orient Paper Shengde to exercise its rights under the agreement.  The terms of the share pledge agreement remains in effect until all the obligations under the other management agreements have been fulfilled, whether or not the terms of the other management agreements have expired.

(iv)	Proxy Agreement

The proxy agreement, entered into by and between Orient Paper Shengde, Orient Paper HB and the shareholders of Orient Paper HB, provides that the Orient Paper HB shareholders shall irrevocably entrust a designee of Orient Paper Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise his or her rights at any shareholder’s meeting of Orient Paper HB or with respect to any shareholder action to be taken in accordance with the laws and Orient Paper HB’s Articles of Association.  The terms of the agreement are binding on the parties for as long as the Orient Paper HB shareholders continue to hold any equity interest in Orient Paper HB.  An Orient Paper HB shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Orient Paper Shengde.

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

In addition to controlling the operations and beneficial ownership of Orient Paper HB, Orient Paper Shengde also acquired a digital photo paper production line (including two photo paper coating lines and ancillary equipment) in an asset acquisition transaction on November 25, 2009 and began directly conducting business in the PRC.

An agreement was entered into among Orient Paper Shengde, Orient Paper HB and the shareholders of Orient Paper HB on December 31, 2010, reiterating that Orient Paper Shengde is entitled to the distributable profit of Orient Paper HB, pursuant to the above mentioned Exclusive Technical Service and Business Consulting Agreement. In addition, Orient Paper HB and the shareholders of Orient Paper HB agreed that they would not declare any of Orient Paper HB’s unappropriated earnings, including any earnings of Orient Paper HB from its establishment to 2010 and thereafter, as dividend.

The following diagram sets forth the current corporate structure of Orient Paper:

100% ownership
Controlled by contractual arrangements

Our Business

We engage in production and distribution of four categories of paper products: corrugating medium paper, offset printing paper, digital photo paper and tissue paper products.

Our principal executive offices are located at Science Park, Juli Road, Xushui District, Baoding City, Hebei Province, People’s Republic of China. Our telephone number is (86) 312-869-8215. Our website is located at http://www.orientpaperinc.com

Manufacturing Process

Corrugating Medium Paper and Offset Printing Paper

Our current products (excluding digital photo paper and tissue paper products) generally undergo two stages of manufacturing: (1) creating pulp from recycled paper products, and (2) treating the pulp and molding it into the desired types of paper products.  A brief overview of the pulp and papermaking process is provided below.

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

Paper Making

The pulp is sieved to remove the excess water and molded into a specific size. The moisture content is further reduced by applying hydraulic pressure to the pulp.  The pulp then enters the drying section where it is rolled over by heated cylinders. The dried paper is then coated with a mixture of clay, white pigment and binder to produce a surface on which ink can sit without being fully absorbed, enabling crisper, more consistent print quality.

The paper goes through a process called calendaring, which flattens and smoothens the paper into long sheets. The paper is then wound onto a reel that is mounted in a roll-slitting machine for rewinding, during which cutters are used to cut the paper into the desired widths. Upon completion, the rolls are fitted with sleeves and labeled, and then sent to quality control before shipment or storage.

Digital Photo Paper

The manufacturing process for digital photo paper involves multiple steps of coating, drying and calendaring. The major raw material, digital photo base paper, is loaded into the main production line for (1) coating, (2) drying, (3) calendaring, (4) recoating, (5) drying and (6) reeling for finished products. We make both glossy and semi-matt digital photo paper. Our digital photo paper is primarily made in sheets of sizes from A3 to A6 and 3R to 5R, and can be further cut into customer-specified sizes by our specialty cutting machine before shipment.

Base Tissue Paper

While we make tissue paper products, we currently do not manufacture base tissue paper.

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM”) 6 production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2015, corrugating medium paper comprised approximately 83% of our total paper production quantities and roughly 72% of our total revenue.  Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of the newly renovated PM1 production line. The new PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used as a construction material for wall and floor insulation or to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging that requires light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry.  Offset printing paper comprised approximately 16% of our total paper production quantities and approximately 27% of our total sales revenue for the year ended December 31, 2015.  Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Digital photo paper

Starting in March 2010, Orient Paper Shengde began producing cast-coating and water-proof digital photo paper. The digital photo paper is sold to paper distributors who further distribute these products to advertising companies and printing companies that use photo-quality paper for multiple-color printing and local photo studios for production of special event printouts and personal home printouts. Digital photo paper comprised less than 0.1% of our total paper production quantities and approximately 0.3% of our total sales revenue for the year ended December 31, 2015. We have two photo paper coating lines, PM4 and PM5, that produce digital photo paper.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Orient Paper brand. We sold 1,307 tonnes of tissue paper products for $1,718,303 in 2015. We expect to see increase in the production of our tissue paper products in the near future.

Market for our Products

The PRC Paper Making Industry

According to the most recent 2014 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 3,000 paper and paper board manufacturers (down from 3,700 in 2010) in China, with a total output of 104.70 million tonnes, up by 3.56% from 101.10 million tonnes in 2013. Total domestic consumption was 100.71 million tonnes in 2014, up by 2.95% from 97.82 million tonnes in 2013.

Compared with 2005, output in 2014 has increased by approximately 86.96% and consumption grew by approximately 69.83%.  The output of paper and paper board maintained an average growth rate of approximately 7.20% during the ten-year period from 2005 to 2014, while consumption increased at an annual rate of 6.06%.  The growth rate is expected to continue.  It is estimated that China currently has the largest paper and paper board products output and consumption in the world. (Data source: 2014 Annual Report of China Paper Manufacturing, May 2015, China Paper Association)

Data source: 2014 Annual Report of China Paper Manufacturing, May 2015, China Paper Association

Corrugating medium paper production in China totaled 21.55 million tonnes in 2014, a 6.95% increase from 2013. Consumption of corrugating medium paper in China amounted to 21.52 million tonnes in 2014, an increase of 6.91% as compared to 2013.

Uncoated offset printing paper production in China totaled 17.15 million tonnes in 2014, a 0.29% decrease from 2013. Consumption of uncoated offset printing paper in China amounted to 16.29 million tonnes in 2014, an increase of 0.12% as compared to 2013.

The paper making industry in China is concentrated in the east coast provinces. The largest paper production capacities by province for 2013 and 2014 (the most recent year for which relevant information is available) are summarized in the table below. The four provinces with largest capacities saw moderate increases in paper production capacities; provinces with smaller capacities, such as Henan, Hebei, Hunan and Guangxi, showed noticeable decreases.

Province	2013 Capacity (‘000 tonnes)	2014 Capacity (‘000 tonnes)	Change (‘000 tonnes)	% Change

Guangdong	16,410	17,600	1,190	7.25%
Shandong	17,300	17,500	200	1.16%
Zhejiang	15,640	15,900	260	1.66%
Jiangsu	12,100	12,800	700	5.79%
Fujian	5,250	6,500	1,250	23.81%
Henan	7,000	6,300	-700	-10.00%
Hebei	3,440	3,200	-240	-6.98%
Hunan	3,200	3,000	-200	-6.25%
Chongqing	2,400	3,000	600	25.00%
Guangxi	2,750	2,400	-350	-12.73%

Data Sources: 2014 Annual Report of China Paper Manufacturing, May 2015, China Paper Association

Industry Consolidation

Historically, the paper and pulp industry in China was comprised of numerous small-scale production enterprises, many of which used low-technology production processes that produce significant pollution.  In 1996, China’s State Council issued “Decisions on Environmental Protection Issues,” setting forth strict rules and regulations intended to reduce pollution, including a directive for the closure of all paper plants with an annual output of less than 50,000 tonnes.  Recognizing that China constitutes one of the largest markets for paper consumption in the world and with potential for continued expansion, the PRC government continues its efforts to consolidate, modernize, and promote the environmental sustainability of the industry.

As part of its 11th “Five Year Economic Development Plan,” the PRC State Council announced on May 5, 2010 that up to 530,000 tonnes of inefficient/polluting paper production capacity was to be eliminated or shut down in 2010. On August 5, 2010, the Ministry of Industry and Information Technology (the “MIIT”) published a list of mandatory capacity closures and ordered the shutdown of a total of 4.6 million tonnes of capacity by September 2010. Following the first wave of mandatory capacity closures in 2010, the MIIT announced on July 11, 2011 that 8.2 million tonnes of outdated paper milling capacity at 599 paper companies across China were required to close down in 2011, of which 72 companies with a total capacity of 1.07 million tonnes that accounts for 13% of total closures were located in the province of Hebei.

According to “The Twelfth ‘Five-Year Plan’ for the Chinese Paper Industry,” published jointly by the National Development and Reform Commission, the MIIT and the National Forestry Bureau in December 2011, the central government of China has determined to eliminate more than 10 million tonnes of paper production capacity during the five-year period ended 2015. The goal, through mandatory capacity elimination and industry consolidation, was to transform the paper industry landscape into one where the number of one-million-tonnes-and-above manufacturers would increase from 10 to more than 20. According to the MIIT announcement on September 6, 2012, a total of 9.9 million tonnes of outdated paper production capacity was ordered to close in 2012. On July 25, 2013, the MIIT announced a list of outdated paper facilities slated for closure in 2013. According to MIIT, a total of 6.21 million tonnes of paper manufacturing capacity on the July 25, 2013 list across the country was required to be shut down by the end of 2013, including 930,800 tonnes in the Hebei Province. In September 2013, the second batch of closures targeting 1.2 million tonnes nationwide was announced by the MIIT. The closure of outdated facilities continued in 2014 and a total of 4.92 million tonnes of paper manufacturing capacity was shut down. On July 24, 2014, the MIIT announced that facilities producing 3.97 million tonnes of paper and pulp, including 500,000 tonnes in Hebei Province, were mandated to be retired by the end of 2014. On August 18, 2014, MIIT announced another list of outdated paper facilities that were required to be closed by the end of 2014. The August 18, 2014 list shut down 0.66 million tonnes of paper manufacturing capacity, including 5,000 tonnes in Hebei Province. Unlike the mandatory closures in previous years when, most of the closures involved small-scale local mills, usually with less than 50,000 tonnes of production capability and without proper water treatment practices, the 2013 and 2014 mandatory closure lists included a number of large capacity paper machines (up to 226,000 tonnes per line) that failed to meet the environmental and energy savings standards.

The government is expected to continue to strictly reinforce the mandatory closure of outdated capacity in the next few years. As a result, we estimate that the average selling prices for corrugating medium paper and other packaging paper will remain relatively stable as a result of elimination of outdated paper capacities in 2016, and the paper industry will witness increased competition and higher standards for environmental protection measures. See “Risk Factors – Risks Related to Our Business –We might be negatively affected by the industry capacity elimination mandated by the government.”

Customers

We generally sell our corrugating medium paper to companies making corrugating cardboards and offset printing paper to printing companies. We also sell digital photo paper to mainly distributors and advertising/printing companies. Five of our top 10 customers in 2015 are printing companies, the largest customer being a paper processing company in Baoding. Our total corrugating medium and offset printing paper revenue in 2015 was primarily derived from customers in Beijing, Tianjin and Hebei Province.

For the year ended December 31, 2015, top seven major customers who individually accounted for more than 3% of our total sales revenue are as follows:

	2015 Sales Amount ($USD, net of applicable VAT)	% of Total Revenue
Company A (Baoding)	5,254,209	3.88%
Company B (Tianjin)	5,071,283	3.75%
Company C (Tianjin)	5,046,879	3.73%
Company D (Hebei)	4,586,661	3.39%
Company E (Beijing)	4,572,921	3.38%
Company F (Baoding)	4,328,301	3.20%
Company G (Hebei)	4,306,507	3.18%
Total Major Customers	33,166,761	24.51%

Seven of our top-ten customers of 2015 are also in the top-ten customer list in 2014, representing 74.30% of the 2014 top-ten customer sales.

Target Market

We target corporate customers in the middle range of the marketplace, where, with solid quality and competitive pricing, we see potential for high volume growth for corrugating medium paper and offset printing paper.  Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2015, we had six PM production lines in operation and are in the process of launching three more that are tentatively designated as PM7, PM8 and PM9. These production lines include the followings:

PM#	Paper Product Produced	Designed Capacity (tonnes/year)	Owned by	Operated by	Status as of December 31, 2015
PM1	Corrugating Medium Paper	60,000	Orient Paper HB	Orient Paper HB	In production
PM2	Offset Printing Paper	50,000	Orient Paper HB	Orient Paper HB	In production
PM3	Offset Printing Paper	40,000	Orient Paper HB	Orient Paper HB	In production
PM4	Digital Photo Paper	**	Orient Paper Shengde	Orient Paper Shengde	Completed the relocation and resumed commercial production in August 2015
PM5	Digital Photo Paper	**	Orient Paper Shengde	Orient Paper Shengde	Completed the relocation and resumed commercial production in August 2015
PM6	Corrugating Medium Paper	360,000	Orient Paper Shengde	Orient Paper HB***	In production
PM7*	Specialty paper	10,000	To be determined	To be determined	Under renovation and preparing for launch by the end of 2016
PM8*	Tissue paper	15,000	To be determined	To be determined	Launched commercial production of packaging paper products in June 2015; base tissue paper production lines under installation and expected to be completed in the fourth quarter of 2016.
PM9*	Tissue paper	15,000	To be determined	To be determined	Paper machine construction agreement expected to be signed in late 2016

*: Paper machines under renovation, under construction, or in the planning stage.

**: PM4 and PM5 have an aggregated coating capacity of 2,500 tonnes per year.

***: PM6 is funded and owned by Orient Paper Shengde; Ancillary facilities that support the PM6 operation are built and owned by Orient Paper HB.

On December 31, 2009, we acquired a digital photo paper production line, including two coating lines that are designated as PM4 and PM5 and ancillary equipment, for a total purchase price of approximately $13.6 million. The designed capacity of the entire digital photo paper facility is 2,500 tonnes per year.

In order to meet the growing domestic demand for paper, which we believe currently exceeds domestic supply in the case of corrugating medium paper, especially in the region of North China, we installed a corrugating medium paper production line (PM6) with a designed capacity of 360,000 tonnes per year. We completed the installation of the new production line in November 2011 and began commercial production in December 2011.

We have implemented a plan to renovate one of the old production lines that has been idle since the end of 2007. We previously made paper with anti-counterfeit features from that production line. When the renovation is completed, we intend to use the renovated production line to produce the base paper (a high quality white graphic paper) that we currently procure from an outside supplier for the production of our digital photo paper. Eventually, we plan to produce other high-profit margin specialty papers from this renovated production line. Our current plan is to complete the renovation project, put in place a new production and marketing team and launch the renovated production line as PM7 by the end of 2016.

On November 27, 2012, we signed a 15-year lease relating to approximately 49.4 acres of land in the Economic Development Zone in Wei County, Hebei Province, China for the purpose of developing a new tissue paper production plant. We plan to build two tissue paper production lines, each with 15,000 tonnes/year capacity, and other packaging facilities and infrastructures on the leased land. In December 2012, we signed a contract with an equipment contractor in Shanghai to build PM8, the first of our two tissue paper production lines in Wei County. We expect the construction of PM8 to be completed in the fourth quarter of 2016. Total estimated cost of the PM8 tissue paper project (not including the construction cost of our infrastructures in the Wei County Industrial Park) is estimated to be up to $28.0 million, of which $17.41 million has been incurred thus far.

We voluntarily renovated our 150,000 tonnes/year corrugating medium paper PM1 in anticipation of increased regulatory concerns on energy efficiencies as well as to improve the quality of our corrugating medium products. Rather than converting PM1 to a regular corrugating medium paper machine, we decided in 2013 that, based on the market conditions and our waste water treatment capability, the better option was to convert PM1 to produce Light-Weight CMP with a specification of 40 to 80 grams per square meter (“g/s/m”) with a designed capacity of 60,000 tonnes/year. We started the renovation in January 2013 and launched commercial production of the newly renovated PM1 production line in May 2014.

Raw Materials and Principal Suppliers

The supplies used in our production processes are comprised mainly of recycled paper board and unprinted recycled white scrap paper, both of which are ready-to-use items and available from multiple domestic and foreign sources. We currently purchase all of our recycled paper supplies from some domestic recycling stations and do not rely on imported recycled paper. We also purchase coal and chemical agents from nearby suppliers.  Ongoing inflationary pressures and higher demand for recycled paper could lead to an increase in our costs of raw materials and production, which we may or may not be able to pass to our customers.

We sign annual raw materials supplier contracts with our suppliers.  Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2015, we had two large suppliers which accounted for approximately 61% and 17% of our total purchases, respectively.

For the years ended December 31, 2015 and 2014, our top suppliers were as follows:

	2015 Purchase Amount ($USD, net of applicable VAT)	2014 Purchase Amount ($USD, net of applicable VAT)
Company A	54,396,798	54,635,707
Company B	15,285,443	12,391,413

Competition

Orient Paper HB’s main competitors are: Chenming Paper Group Limited, Huatai Group Limited, Nine Dragons Paper (Holdings) Limited and Sun Paper Group Limited. A number of our competitors are public entities with larger capacities, broader customer bases and greater financial resources than those available to us. The businesses of our primary competitors are briefly described below:

Chenming Paper Group, Ltd. (“Chenming”), based in Shandong Province (located in northeast China), produces primarily newsprint paper and art paper (high quality, heavy and two-side coated printing paper).  Chenming is believed to be the first company to have listed on all three stock exchanges in China: Renminbi A-shares and foreign currency B-shares in Shenzhen, the smaller of the mainland’s two stock exchanges, and H-shares in Hong Kong.  Chenming has annual production capacity of 8 million tonnes for its coated wood-free paper product and is believed to rank among the top 500 enterprises in China.

Huatai Group, Ltd. (“Huatai”), based in Shandong Province (located in the northern part of the eastern coastal region of China), primarily produces newsprint, fine paper, special printing paper, coated board and tissue paper.  Huatai is the first Shandong papermaker to publicly list its stock and has become a famous brand in China. Its annual paper production is estimated to have reached 4 million tonnes.

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

Sun Paper Group, Ltd., based in Shandong Province, primarily produces card paper, whiteboard paper and art paper.  It also produces alkaline peroxide mechanical pulp, sourced in part from woodchips harvested by the company’s poplar plantations.  This company has reported that it has an aggregate annual production capacity of paper and pulp of approximately 4.5 million tonnes and has been listed on the Shenzhen Stock Exchange since 2006.

With the exceptions of Chenming and ND Paper, which may compete directly with us in the offset printing paper market and the corrugating medium paper market, respectively, in the Beijing/Tianjin/greater Hebei regions, we believe that we face only indirect competition from the above-listed companies, either because we have a different product assortment from these companies, or because, to the extent they do offer products similar to ours, the transportation costs and storage costs make it difficult for these companies to compete effectively with us on pricing.

Our Competitive Edge

Regional advantage (North China). We believe that Orient Paper HB is one of the leading papermaking enterprises in Hebei Province.  Our proximity to large urban centers in northern China, Beijing and Tianjin, gives us access to a large market to sell our products.

There are other paper manufacturers that are also located in Hebei Province (and close to metropolitan Beijing and Tianjin areas), but most of these other manufacturers are small in scale and unable to compete with us effectively. We also compete with other large printing paper manufacturers for Beijing printing company customers. We believe that we have cost and geographical advantages over these larger competitors.

Cost advantage.  Unlike some of our out-of-province competitors who must set up interim warehouses and ship products from their production base to such interim warehouses close to their customer base in Beijing, there is no need for us to set up interim warehouses, because we are approximately 60 miles (100 kilometers) from Beijing, the cultural center of China and our largest target market. While we do not separately pay for transportation cost on raw material purchases, the transportation cost included in the raw material purchase prices from our recycled paper suppliers is lower than the transportation cost paid by our competitors in the province of Shandong. We also enjoy lower transportation costs for coal, a major source of energy used in our production process. Similarly, our customers pay lower transportation cost to pick up their orders from our finished goods warehouse in Baoding than what they would pay if they had to pick up goods from locations further away from Beijing. Tianjin, another large urban center, is also approximately 60 miles from our facilities. Baoding city itself is also home to numerous printing and packaging companies. Our geographical advantage and easy access to low-cost raw materials allow us to implement a more flexible inventory purchase policy, lower our purchase prices and inventory management expenses and reduce our production cost. As such, we have lower freight costs and other associated costs of sales, which enable us to charge lower prices, if necessary, for our products. Additionally, because we buy all recycled paper raw materials from Beijing and Tianjin, rather than from the United States or Japan, our purchase lead time is shorter as compared to manufacturers who rely on imported recycled paper.

Research and Development

Our R&D activities are carried out by a task force led by a group of senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling, digital photo paper and tissue paper manufacturing) to R&D expenses and incurred $28,448 and $20,276 in R&D expenses for the years ended December 31, 2015 and 2014, respectively. Our R&D efforts in 2015 has focused on evaluating and developing new products that are in the pipeline for 2016, and included developing and improving the manufacturing process of Light-Weight CMP and the production and packaging technology of tissue paper.

In addition to PM1, which has been converted to produce Light-Weight CMP, we have another idle production line PM7 that is under renovation. Since the fourth quarter of 2010, we have spent approximately $1.57 million in machine parts and new components to renovate this production line, with which we expect to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the renovation project, we cannot guarantee the launch of the specialty paper production (which is tentatively scheduled for the fourth quarter of 2016) and the success of such renovation.

Intellectual Property

Orient Paper HB has registered three trademarks with the Trademark Bureau under the State of Administration for Industry & Commerce.

	Certificate
Trademark	No.	Category	Registrant	Valid Term
Shuangxing	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotype solution, diazo paper	Orient Paper HB	April 7, 2014 through April 6, 2024
Fangmenglai	12955328	Toilet paper, handkerchief tissues, tissues, paper napkins, paper mats, beer mats, paper place mats, printing paper (including offset paper, newsprint, books paper, bond paper, plate paper and halftone paper), coated paper	Orient Paper HB	December 28, 2014 through December 27, 2024
Fangqingxin	12955235	Toilet paper, handkerchief tissues, tissues for makeup remover, paper napkin, tissues, paper duster cloth, paper face towels, paper table cloth, paper tablecloths, drawer liner (with or without flavor)	Orient Paper HB	December 28, 2014 through December 27, 2024

Domain names

Orient Paper has registered the internet domain name, www.orientpaperinc.com.

Government Regulation

The testing, approval, manufacturing, labeling, advertising and marketing, post-approval safety reporting and export of our products are extensively regulated by governmental authorities in the PRC. We are also subject to various other regulations and permit requirements by the Chinese government. These regulations and their impact on our business are set forth in more details below.

Environmental Regulation

Our operations and facilities are subject to environmental laws and regulations stipulated by the national and the local environment protection bureaus in the PRC.

Since the implementation of the State Council’s “Decisions on Environmental Protection Issues” in 1996, the PRC paper industry has been subject to more rigorous environmental standards.  Effective January 1, 2015, a new law promulgated by the National People’s Congress of the People’s Republic of China makes certain violations of the environmental laws a criminal offense. We believe that we are one of the few major paper manufacturers in Hebei Province that have obtained a Pollution Discharge Permit. We initially received the permit in September 1996 and, we have successfully renewed the permit each year by complying with applicable environmental requirements.

Waste Water Treatment

Orient Paper HB uses a multi-level water recycling process. Waste water from the pulping process is fed into collection pools, where it is divided into two parts, water and recovered pulp fiber.  The latter is returned to the pulping process.

Chemical agents are added to the waste water, and the waste water is fed into a biogas reactor and filtering pools, producing purified water and depositing sludge.  Most of the purified water is recycled to produce corrugating medium paper and the sludge is pumped into a sludge pool, condensed and dehydrated. We then use the sludge as a raw material in the manufacture of corrugating medium paper.

We maintain computerized controls at our production facilities on a 24-hour basis to monitor compliance with environmental rules and regulations. We are not aware of any environmental investigations, prosecutions, disputes, claims or other environmental proceedings, nor have we been subject to any action by any environmental administration authorities of the PRC. To our knowledge, our operations meet or exceed the existing environmental requirements of the PRC.

Employees

As of December 31, 2015, we have approximately 605 full time employees. The Company provides private insurance coverage for any workplace accident or injury for all the operators of paper milling machinery in the workshops. These employees are organized into a labor union under the labor laws of the PRC and have collective bargain power against us. We generally maintain good relations with our employees and the labor union.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers like our Company that file electronically with the SEC at http://www.sec.gov.

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

As of December 31, 2015, we had current assets of approximately $26.3 million and current liabilities of approximately $40.2 million, resulting in a working capital deficiency of approximately $13.9 million. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. In the event that we fail to raise funds or negotiate terms of the current liabilities sufficient to meet our liquidity needs, we may be forced to substantially curtail our operations or otherwise take measures that would materially and adversely affect our business, results of operations and business prospects.

In addition to the working capital deficit, we had entered into contracts (mostly related to the construction of new tissue paper facilities and infrastructures at the Wei County Industrial Park) with capital expenditure commitments for approximately $17.43 million as of December 31, 2015. We intend to pay for these capital expenditure commitments with cash flows from operating activities and additional debt financing in next 12 months.

On January 20, 2016, our Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interests owned to Mr. Zhenyong Liu were approximately $552,115 and $761,242, as of December 31, 2015 and 2014, respectively, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On January 21, 2016, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $368,751 and $227,900, as of December 31, 2015 and 2014, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities.

On March 1, 2015, we entered into an agreement with our principal shareholder, Chairman and Chief Executive Officer Mr. Zhenyong Liu pursuant to which we may borrow from Mr. Zhenyong Liu up to RMB120,000,000 (approximately $18,479,734) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,619,933 was drawn from the facility, which carries an interest rate of 5.25%. The loan matures on July 12, 2018.

If we are unable to obtain sufficient banking facilities or generate sufficient operating cash flow internally, the progress of the construction or renovation may slow down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

Our loan-to-equity ratio was 35.73% as of December 31, 2015. Our debt-asset ratio was 26.32% as of December 31, 2015. The industry average of debt-asset ratios for 2014 was over 50% according to www.wenku.baidu.com. As long as we are able to manage our short-term liquidity through various efforts described above, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably further leverage our assets to provide capital for future growth.

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

Because we rely on the consulting services agreement with Orient Paper HB for essentially most of our revenue and cash flows, any difficulty for Orient Paper HB to pay consulting fees to Orient Paper Shengde under the consulting agreement may have a material adverse effect on our operations.

We are a holding company and currently only conduct digital photo paper business operations under Orient Paper Shengde. For the year ended December 31, 2015, revenue generated from digital photo paper business is 0.3% of total revenue of Orient Paper. As a result, we may rely almost entirely for our revenues on dividend payments from Orient Paper Shengde for any payment from Orient Paper HB pursuant to the consulting services agreement which forms a part of the contractual arrangements between Orient Paper Shengde and Orient Paper HB. Since Orient Paper Shengde is not a legal shareholder of Orient Paper HB under PRC statutes, the arrangement for Orient Paper HB to pay a substantial portion of its net income to Orient Paper Shengde may be challenged by the PRC government, which could prevent us from issuing dividends to our shareholders or making required payments to some of our service providers.

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

We operate most of our businesses through Orient Paper HB. Our Chairman, Chief Exertive Officer and 25.79% shareholder, Zhenyong Liu owns 93.26% of the equity interest in Orient Paper HB. Conflicts of interests between his duties to us and to Orient Paper HB may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our Companyor that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

We anticipate to incur significant capital expenditures in 2016.

We will incur significant capital expenditures in the tissue paper production line project in 2016 and possibly beyond. We have substantially increased our debt leverage to fund these projects. As of December 31, 2015, we had approximately $17.43 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we will eventually build two tissue paper production lines, PM8 and PM9, and install other paper production machinery in the future. If we cannot fund or effectively manage our capital expenditures or if our capital expenditures do not lead to the results we anticipate, our business, financial position and operating performance may be materially and adversely affected. An increased debt burden may also materially and adversely affect our liquidity, financial condition and our business. If we are unable to obtain sufficient funding through banking borrowings or generate sufficient operating cash flow internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Orient Paper HB commenced its current line of business operations in 1996 and received its initial Pollution Discharge Permit in September 1996, which must be renewed every year for Orient Paper HB to stay in business. Although we have never had problem renewing the Pollution Discharge Permit, we cannot guarantee automatic renewal every year. In addition, Orient Paper Shengde commenced its current line of business operations in 2009. Therefore, our operating history may not provide a meaningful basis on which to evaluate its business. We cannot assure you that Orient Paper HB or Orient Paper Shengde will maintain thisprofitability or that we will not incur net losses in the future. We expect that operating expenses of Orient Paper HB and Orient Paper Shengde will increase as they expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

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

Through Orient Paper HB and Orient Paper Shengde, we compete in a highly developed market with companies that have significantly greater experience and history in our industry. If we do not compete effectively, we could lose market share and experience reduced sellingprices, adversely affecting our financial results. Our competitors will expand in the key markets and implement new technologies making them more competitive. There is also the possibility that competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot or will not offer or that will make our products less profitable. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We might be negatively affected by the industry capacity elimination mandated by the government.

As described under the heading “Industry Consolidation” in “Business” section, the government has been requiring outdated paper facilities to close since 2010 and is expected to continue to strictly reinforce the mandatory closure of outdated capacity in the next few years. We have continued to focus on updating our production facilities to improve the operating and energy efficiency and reduce pollution. Based on our consultations with the regulators, we believe that none of our production facilities are currently targeted for mandatory capacity reduction. Based on information currently available to us, we do not expect that we would be ordered to reduce or shut down our production capacities. However, the Chinese government has broad discretion in determining the facilities subject to its production elimination mandate, and we cannot assure you that the government would not require us to shut down some or all of our production capacities. If we were forced to shut down one or more of our production facilities, our business, prospectus, financial condition and results of operations may materially and adversely affected. Depending on the scope of the government capacity elimination order, we could be forced to cease some or all of our operations.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and paper factory operational expertise of key personnel. Zhenyong Liu, our Chief Executive Officer and Chairman of the Board, Jing Hao, our Chief Financial Officer, Dahong Zhou, our Secretary, and Shuting Liang, Orient Paper HB’s General Engineer, Gengqi Yang, Orient Paper HB’s Vice President of Sales and Marketing, Xuetao Chen, Orient Paper HB’s Vice President of Environmental Protection and Xiaodong Liu, Orient Paper Shengde’s General Manager, perform key functions in the operation of our business. There can be no assurance that Orient Paper or Orient Paper HB or Orient Paper Shengde will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and personnel.

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

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for failure to maintain a valid permit. We renewed our Pollution Discharge Permit in February 2016. Our latest permit is effective from March 4, 2016 through June 30, 2016. An application to renew will be filed with the local environment protection agency before the expiration.

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

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. In 2015, China’s Gross Domestic Product (“GDP”) growth rate was 6.9% as compared to 2014. This was the first time that GDP growth rate was less than 7% in the past 25 years. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business. With the slowdown of GDP growth rate, sales revenue for our regular corrugating medium paper and offset printing paper in 2015 decreased by approximately 6% and 3%, respectively, as compared to 2014.

Additionally, while the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2015, $1 is converted into 6.4936 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Orient Paper HB’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,519,560 as opposed to RMB 6,493,600 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Orient Paper HB has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $133,911 as opposed to $153,998 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 32.63% appreciation of the Renminbi against the U.S. dollar as of December 31, 2015. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Round-Trip Investment Through Special Purpose Companies by Residents InsideChina, generally referred to as Circular 75. The policy announced in this notice required PRC residents to register with the relevant SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in May 2007 (known as Notice 106), expanded the reach of Circular 75. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

All of our directors and officers reside outside the United States. In addition, our operating company is located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

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

As of December 31, 2015, there were 20,316,400 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 25.79% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 25.79% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE MKT.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2015, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

Our headquarters are located at Hebei Baoding Orient Paper Milling Company Limited, Juli Road, Xushui District, Baoding City, Hebei Province, China. We have two main production bases, one production base located approximately 4 kilometers away from our headquarters, and the second production base located in Wei County, Xingtai City, Hebei province.

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

The land of our first production base (the “Xushui Paper Mill”), comprising 200 mu, or approximately 33 acres, of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031.  The lease requires an annual payment of approximately $18,480 (RMB 120,000) due by June 30 every year.

The land of the second production base (the “Xingtai Paper Mill”), comprising 300 mu, or approximately 50 acres, of land, is leased from Hebei Tengsheng Paper Co., Ltd. pursuant to a 15 year lease that expires November 27, 2027.  The lease requires an annual payment of approximately $554,392 (RMB 3,600,000) due by November 27 every year.

The office building and essentially all industrial-use buildings at our headquarters (the “Industrial Buildings”) are leased to us by a related party Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), for a term of up to three years starting August 2013, with an annual rental payment of approximately $153,998 (RMB1,000,000). Hebei Fangsheng purchased and leased back the Industrial Buildings to us in August 2013. In the same sale, Hebei Fangsheng also purchased from us the right to use land on which theIndustrial Buildings are situated (the “LUR”) and three employee dormitories buildings at our headquarters (the “Dormitories”). See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Sale of Headquarters Real Properties to a Related Party.”

In the spring of 2010, we initiated the process of acquiring approximately 667,000 square meters of land adjacent to our first production base, Xushui Paper Mill and have received governmental approval for our capacity expansion plan. On April 13, 2012, we closed our acquisition of 58,566 square meters of land and secured all associated land use right permits (the “Xushui Mill Annex”). For land acquisition of the Xushui Mill Annex, we paid a total of $7.5 million for various payments of compensation, taxes, and recording fees to the sellers and the local government. On October 26, 2012, we made a prepayment in the amount of $1,404,460 for the purchase of land use right from the local residents’ council for approximately 65,023 square meters of land located inside of our Xushui Paper Mill. The transfer of the land use right is expected to be completed in 2016.

As of December 31, 2015, our facilities include a total of 8 production lines (PM7 is idle and under renovation), nine warehouses, two office buildings, two cafeterias, and five dormitories.

In October 2014, we shut down and disassembled our digital photo paper production facilities (the PM4 and PM5 production lines) for relocation mandated by the local County government. We completed the relocation and resumed commercial production of our digital photo paper in August 2015.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Orient Paper’s common stock is traded on the NYSE MKT exchange under the symbol “ONP”.

The range of high and low bid prices by quarter from January 1, 2014 through December 31, 2015 is listed below. The quotations are taken from the NYSE MKT. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transaction prices.

Calendar Quarter	High Bid	Low Bid
2014 First Quarter	3.00	2.05
2014 Second Quarter	2.58	2.07
2014 Third Quarter	2.39	1.36
2014 Fourth Quarter	1.41	1.06
2015 First Quarter	1.92	0.85
2015 Second Quarter	1.91	1.52
2015 Third Quarter	2.30	1.28
2015 Fourth Quarter	2.17	1.32

As of March 17, 2016, we had approximately 3,100 shareholders of record of our common stock.

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

Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

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

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan (the “2012 ISP”). Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP’s administration. On December 31, 2013, the Compensation Committee granted 31,584 shares of restricted common stock under the 2012 ISP to 39 recipients who are employees, officers and directors of the Company.

On August 29, 2015, the Company’s Annual General Meeting approved the 2015 Omnibus Equity Incentive Plan (the “2015 ISP”). Under the 2015 ISP, the Company may grant an aggregate of 1,500,000 shares of the Company’s common stock to the directors, officers, employees and/or consultants of the Company and its subsidiaries. The 2015 ISP provides for the granting of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights or any combination of the foregoing. The 2015 ISP is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 2015 ISP, the Compensation Committee has the sole authority, in its discretion, to make all determinations under the plan, including but not limited to (i) determining which employees, directors or consultants shall receive an award, (ii) the time or times when an award shall be made, (iii) what type of award shall be granted, (iv) the term of an award, (v) the date or dates on which an award vests, (vi) the form of any payment to be made pursuant to an award, (vii) the terms and conditions of an award, (viii) the restrictions under a restricted stock award, (ix) the number of shares which may be issued under an award, (x) performance goals applicable to any award and certification of the achievement of such goals, and (xi) the waiver of any restrictions or performance goals, subject in all cases to compliance with applicable laws. No stock was issued under the 2015 ISP on or before December 31, 2015.

The total number of shares of common stock under the 2011, 2012 and 2015 ISPs, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2015, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	1,668,416	*
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,668,416	*

* All shares remaining available for future issuance are under the 2012 and 2015 ISPs.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial statements of the Company. The selected consolidated statements of income and comprehensive income data for the years ended December 31, 2013, 2014 and 2015, and the selected consolidated balance sheet data as of December 31, 2014 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this annual report. Our selected consolidated statements of income and comprehensive income data for the year ended December 31, 2011 and 2012 and the selected consolidated balance sheet data as of March 31, 2011, 2012 and 2013 have been derived from our audited consolidated financial statements not included in this annual report. Our historical results do not necessarily indicate results expected for any future periods. The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Year Ended December 31,
	2015	2014	2013	2012	2011
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME DATA	(in thousands, except per share data)
Revenues	$135,303	$137,041	$125,718	$151,117	$150,747
Gross profit	$27,861	$22,778	$23,326	$27,056	$32,950
Selling, general and administrative expenses	$9,664	$4,859	$4,567	$3,361	$2,518
Loss on impairment of assets (1)	$-	$-	$-	$(2,762)	$-
Gain (Loss) from disposal of property, plant and equipment	$-	$(710)	$85	$45	$(321)
Gain from disposal of assets held for sale (2)	$-	$204	$-	$-	$-
Income from operations	$18,197	$17,413	$18,843	$20,979	$30,111
Depreciation	$13,399	$8,289	$7,795	$8,383	$4,425
Interest expense	$3,158	$1,446	$996	$872	$700
Net income	$11,542	$11,706	$13,015	$14,673	$21,649
Basic earnings per share	$0.57	$0.61	$0.71	$0.79	$1.18

CONSOLIDATED BALANCE SHEETS DATA
Cash and cash equivalents	$2,642	$3,891	$3,131	$13,140	$4,165
Accounts receivable, net	$1,904	$3,730	$3,327	$2,836	$3,821
Inventories	$9,205	$7,140	$11,428	$15,104	$10,008
Property, plant and equipment, net	$206,191	$208,213	$178,535	$122,391	$114,651
Total assets	$238,627	$239,768	$209,526	$162,846	$144,958
Total liabilities	$62,817	$64,822	$48,473	$20,078	$17,432
Total stockholders' equity	$175,809	$174,945	$161,053	$142,769	$127,526

(1)	The impairment loss in 2012 is related to the planned demolition of certain equipment and parts under the renovation project of the corrugating medium PM1.

(2)	The loss from disposal of assets held for sale in 2014 was related to the gain from sales of three employee dormitory buildings previously classified as assets held for sale to a related party controlled by our Chairman and Chief Executive Officer Mr. Zhenyong Liu.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this annual report.

Results of Operations

Revenue for the year ended December 31, 2015 was $135,303,173, a decrease of $1,738,274, or 1.27%, from $137,041,447 for the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the year ended December 31, 2015 was $134,927,208, a slight increase of $866,845, or 0.65%, from $134,060,363 for the year ended December 31, 2014. Our revenue was impacted by: (i) the temporary production suspension from August 20 to September 4, 2015, mandated by the Baoding city government during the IAAF World Championship Games and the Military Parade Commemorating the 70th Anniversary of the End of World War II in Beijing; (ii) temporary production suspension from December 14, 2015 to December 29, 2015, in accordance with a mandate issued by Xushui Environmental Protection Bureau of Baoding City following Beijing’s first red alert for smog; (iii) the full year production of Light-Weight CMP (the production line was launched in May 2014), and (iv) the launch of the commercial production of tissue paper products in Wei County Industry Park in June 2015. In 2014, we experienced the two-week mandatory suspension of production from October 30, 2014 through November 12, 2014, which was a shorter period compared to that in 2015. The slight increase in revenues from sales of offset printing paper corrugating medium paper and tissue paper products was primarily a result of: (i) the decrease in sales of $5,296,016, or 6.15%, of Regular CMP in 2015 compared to 2014; (ii) the decrease in sales of $1,240,801, or 3.30%, of offset printing paper in 2015 compared to 2014; (iii) the increase in sales of $5,685,359, or 54.56%, of Light-Weight CMP in 2015 compared to 2014; and (iv) the addition of sales of $1,718,303 of tissue paper products in 2015.

Total offset printing paper, corrugating medium paper and tissue paper products sold during the year ended December 31, 2015 amounted to 322,666 tonnes, an increase of 2,760 tonnes, or 0.86%, compared to 319,906 tonnes sold during the year ended December 31, 2014. As discussed above, we produced and sold Light-Weight CMP for the first time during 2014. In 2015, we produced a total of 43,920 tonnes of Light-Weight CMP as compared to 28,226 tonnes in 2014. The total volume of the CMP produced and sold in 2015 was 268,222 tonnes, as compared to 265,132 tonnes in 2014. The increase of 3,090 tonnes of CMP produced and sold in 2015 represents an increase of 1.17% in quantities sold, primarily due to the full year production in 2015, partially offset by the longer period of temporary production suspension in 2015. The longer period of suspension led to a 5.32% decrease in tonnes of Regular CMP produced and sold during the year ended December 31, 2015, from 236,906 tonnes sold for the year ended December 31, 2014. Such suspension also led to a 2.99% decrease in tonnes of offset printing paper produced and sold during the year ended December 31, 2015, from 54,774 tonnes sold for the year ended December 31, 2014. The changes in revenue dollar amount and in tonnage for the year ended December 31, 2015 are summarized as follows:

	Year Ended		Year Ended					Percentage
	December 31, 2015		December 31, 2014			Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount		Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	224,302	$80,780,014	236,906		$86,076,030	(12,604)	$(5,296,016)	-5.32%	-6.15%
Light-Weight CMP	43,920	$16,105,743	28,226		$10,420,384	15,694	$5,685,359	55.60%	54.56%
Total CMP	268,222	$96,885,757	265,132		$96,496,414	3,090	$389,343	1.17%	0.40%
Offset Printing Paper	53,137	$36,323,148	54,774		$37,563,949	(1,637)	$(1,240,801)	-2.99%	-3.30%
Tissue Paper Products	1,307	$1,718,303	n/a	$	n/a	1,307	$1,718,303	n/a %	n/a %
Total CMP, Offset Printing Paper and Tissue Paper Revenue	322,666	$134,927,208	319,906		$134,060,363	2,760	$866,845	0.86%	0.65%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended December 31, 2015, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2014 and 2015 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-weight CMP ASP	Tissue Paper Products ASP
Year ended December 31, 2014	$686	$363	$369	$	n/a
Year ended December 31, 2015	$684	$360	$367		$1,315
Increase/(decrease) from comparable period in the previous year	$(2)	$(3)	$(2)		n/a
Increase/(decrease) as a percentage	-0.29%	-0.83%	-0.54%		n/a	%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of digital photo paper and tissue paper products) for the 24 month period ended December 31, 2015:

Corrugating Medium Paper

Revenue from corrugating medium paper amounted to $96,885,757 (representing 71.81% of total offset printing paper, corrugating medium paper and tissue paper products revenue) for the year ended December 31, 2015, which was an increase of $389,343, or 0.40%, from $96,496,414 in 2014. We sold 268,222 tonnes of corrugating medium paper in the year ended December 31, 2015 as compared to 265,132 tonnes for 2014, representing a 1.17% increase in the quantity sold. As explained above, the slight increase is mainly attributable to the mixed effect of the full year production of Light-Weight CMP in 2015 while the production in 2014 began in May 2014 and the longer period of temporary production suspension in 2015 than in 2014. ASP for Regular CMP slightly decreased from $363/tonne in 2014 to $360/tonne in 2015, representing a 0.83% decrease.  Also, our PM6 production line produced 236,906 tonnes of Regular CMP in 2015, 12,604 tonnes, or 5.32%, less than in 2014. The PM6 production line’s utilization rates for the year ended December 31, 2015 and 2014 were 62.31% and 65.81%, respectively.

Our month-over-month ASP for Regular CMP was mostly stable, around $360/tonne in both 2015 and 2014. ASP for Regular CMP for 2015 was $360/tonne, representing a $3 (or 0.83%) decrease compared to $363/tonne for 2014. We believe that the decrease was a result of the slowdown of China’s economic growth, an over-supply in the Chinese paper industry and the depreciation of RMB to USD in 2015. In the fourth quarter of 2015, ASP for Regular CMP dropped to $344/tonne(RMB2,147/tonne) from $370/tonne(RMB2,269/tonne), representing a decrease of $26, or 7%. We consider this drop a sign for the downward pressure on the pricing in the Chinese packaging paper industry.

ASP for Light-Weight CMP was mostly stable, around $370/tonne in both 2015 and 2014. ASP for Regular CMP for 2015 was $367/tonne, representing a $2 (or 0.54%) decrease compared to $369/tonne for 2014.

The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to strictly enforce the mandatory closure of outdated capacity in the next few years. As a result, we estimate that the ASPs for CMP and other packaging paper will recover and remain relatively stable for 2016 as outdated paper facilities being eliminated, and the paper industry will witness increased competition and higher standards for environmental protection measures.

We launched the PM6 production line in December 2011 and have been improving its output capacity in the past few years. The PM6 production line has a designated capacity of 360,000 tonnes/year. The utilization rates for 2015 and 2014 were 62.31% and 65.81%, respectively, representing a year-over-year decrease of 3.50%. Regular CMP produced and sold in 2015 was 12,604 tonnes less than in 2014, as we experienced longer periods of mandated temporary suspension in production in 2015 as mentioned above. We expect to see an increased utilization rate in 2016.

Quantities of sold CMP that was produced by the PM6 production line from January 2014 to December 2015 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $36,323,148 (representing 26.92% of the total offset printing paper, corrugating medium paper and tissue paper products revenues) for the year ended December 31, 2015, which was a decrease of $1,240,801, or 3.30%, from $37,563,949 in 2014. We sold 53,137 tonnes of offset printing paper in the year ended December 31, 2015 compared to 54,774 tonnes in 2014, a decrease of 1,637 tonnes, or 2.99%.  The decline in quantities produced and sold in 2015 was mainly caused by the longer mandatory production suspension periods discussed above. ASP for offset printing paper in 2015 was $684/tonne, representing a $2 (or 0.29%) decrease compared to $686/tonne in 2014. We estimate that the regional market of offset printing paper will continue to be relatively stable and the ASP will not experience a significant change in 2016.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues, and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Orient Paper brand. We sold 1,307 tonnes of tissue paper products for $1,718,303 in 2015. We expect to see increase in production of the tissue paper products in the near future.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $375,965 for the year ended December 31, 2015, as compared to $2,981,084 for the year ended December 31, 2014. In October 2014, we shut down and disassembled our digital photo paper production facilities (the PM4 and PM5 production lines) for relocation mandated by the local County government, and in August 2015 we completed the relocation and resumed commercial production of our digital photo paper. We expect that our digital photo paper production will increase in 2016.

Changes in revenues and quantities sold of our digital photo paper for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended		Year Ended				Percentage
	December 31, 2015		December 31, 2014		Change in		Change
Sales Revenue	Quantity Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount

Digital Photo Paper	121	$375,965	763	$2,981,084	(642)	$(2,605,119)	-84.14%	-87.39%

Digital photo paper’s monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from January 2014 to December 31, 2015 are summarized as follows:

30

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the year ended December 31, 2015 was $106,822,965, a decrease of $4,987,616, or 4.46%, from $111,810,581 for the year ended December 31, 2014. Cost of sales for CMP was $75,768,103 for the year ended December 31, 2015, as compared to $81,243,773 for the year ended December 31, 2014. The decrease in the cost of sales for CMP of $5,475,670 was in line with the temporary production suspension discussed above. Average cost of sales per tonne for CMP decreased from $306 in the year ended December 31, 2014 to $282 in the year ended December 31, 2015, representing a decrease of 7.84%, which is mainly attributable to a decline in raw material prices in 2015. Average cost of sales per tonne of offset printing paper decreasing from $558 in the year ended December 31, 2014 to $557 during the year ended December 31, 2015, representing a slight decrease of 0.18%. Changes in cost of sales and cost per tonne by product for the years ended December 31, 2015 and 2014 are summarized below:

	Year ended			Year ended
	December 31, 2015			December 31, 2014				Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales		Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$64,547,976		$288		$73,662,329		$311	$(9,114,353)		$(23)	-12.37%	-7.40%
Light-Weight CMP	$11,220,127		$255		$7,581,444		$269	$3,638,683		$(14)	47.99%	-5.20%
Total CMP	$75,768,103		$282		$81,243,773		$306	$(5,475,670)		$(24)	-6.74%	-7.84%
Offset Printing Paper	$29,571,769		$557		$30,566,808		$558	$(995,039)		$(1)	-3.26%	-0.18%
Tissue Paper Products	$1,483,093		$1,135	$	n/a	$	n/a	$1,483,093	$	n/a	n/a	n/a
Total CMP, Offset Printing Paper and Tissue Paper	$106,822,965	$	n/a		$111,810,581	$	n/a	$(4,987,616)	$	n/a	-4.46%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the year ended December 31, 2015 were RMB 985/tonne (approximately $158/tonne) and RMB 2,433/tonne (approximately $390/tonne), respectively, compared to RMB 1,050/tonne (approximately $172/tonne) and RMB 2,272/tonne (approximately $370/tonne), respectively, for the year ended December 31, 2014. These changes (in US dollars) represent a year-over-year decrease of 8.14% for the recycled paper board and increase of 5.41% for the recycled white scrap paper. Our production process uses exclusively domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area). Though we do not rely on imported recycled paper, whose pricing tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper. The “Operation Green Fence” policy, a strict inspection policy implemented by Chinese Customs for ten months from February to the end of 2013, that we had previously expected to be continued, was repealed by the Chinese government in January 2015. As a result, some paper mills went back to using imported recycled paper, which caused the drop in domestic recycled paper price in 2015 as compared to 2014. The price of the recycled white scrap paper, a substitute raw material for tissue paper, increased in 2015.

The pricing trends of our major raw materials for the 24-month period from January 2014 to December 2015 are shown below:

Electricity and coal are the two main energy sources of our paper manufacturing activities.  The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months.  Previously, electricity and coal account for approximately 9% and 6% of total sales, respectively, in 2014.  As the average cost per tonne of coal went down from $82.30 (RMB506) in 2014 to $67.52 (RMB421) in 2015, coal only accounted for approximately 4% of total sales in 2015. The monthly energy cost (electricity and coal) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2015 are summarized as follows:

Gross Profit

Gross profit for the year ended December 31, 2015 was $27,860,605 (20.59% of total revenue), representing an increase of $5,082,457, or 22.31% from the gross profit of $22,778,148 (16.62% of total revenue) for the year ended December 31, 2014. This was mainly attributable to (i) the increase in quantity for 3,090 tonnes of CMP produced and sold, and (ii) the decrease in cost per tone for CMP by 7.84%, which was led by the drop in the price of recycled paper board and energy cost.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper Products

Gross profit for offset printing paper, corrugating medium paper and tissue paper products for the year ended December 31, 2015 was $28,104,243, an increase of $5,854,461 or 26.31%, from the gross profit of $22,249,782 for the year ended December 31, 2014. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, corrugating medium paper and tissue paper products increased by 4.23%, from 16.60% for the year ended December 31, 2014 to 20.83% for the year ended December 31, 2015.

Gross profit margin for Regular CMP for the year ended December 31, 2015 was 20.09%, 5.67% higher compared to gross profit margin of 14.42% for the year ended December 31, 2014. Such increase was primarily the result of the decline in raw materials prices and energy cost in 2015.

Gross profit margin for Light-Weight CMP for the year ended December 31, 2015 was 30.33%, 3.09% higher compared to gross profit margin of 27.24% for the year ended December 31, 2014.

Our offset printing paper has seen a moderate 3.30% decrease in revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014, coupled with a 3.26% year-over-year decrease in offset printing paper cost of sales from 2014 to 2015. Gross profit margin for offset printing paper was 18.59% for the year ended December 31, 2015, a decrease of 0.04%, as compared to 18.63% for the year ended December 31, 2014.

Gross profit margin for tissue paper products for the year ended December 31, 2015 was 13.69%.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2015 are as follows:

Digital Photo Paper

Loss for digital photo paper for the year ended December 31, 2015 was $243,638 (representing a gross margin of -64.80%), compared with a gross profit of $528,366 (representing a gross margin of 17.72%) for the year ended December 31, 2014. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, and completed the relocation and resumed commercial production of our digital photo paper in August 2015. The sales in 2015 were not sufficient to cover the depreciation cost charged to this period. We expect that our digital photo paper production will increase in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2015 were $9,663,835, an increase of $4,804,620, or 98.88%, from $4,859,215 for the year ended December 31, 2014. The increase was mainly due to the increase in the depreciation expenses for our temporarily idle property, plant and equipment at our new tissue paper plant in our Wei County Industrial Park. We believe that our new tissue paper plant will reach its normal production capacity by the second half of year 2016.

Income from Operations

Operating income for the year ended December 31, 2015 was $18,196,770, an increase of $783,864, or 4.50%, from $17,412,906 for the year ended December 31, 2014. The increase was primarily attributable to the increase in gross profit contributed by Regular CMP and Light-Weight CMP as discussed above.

Other Income and Expenses

Interest expense for the year ended December 31, 2015 increased by $1,711,085 from $1,446,439 in the year ended December 31, 2014 to $3,157,524. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $42,972,122 as of December 31, 2015, as compared to $44,254,755 as of December 31, 2014. The short-term and long-term interest-bearing loans, related party loans and leasing obligations aggregated $40,905,866 as of September 30, 2015, as compared to $32,698,230 as of September 30, 2014. The amount incurred in the fourth quarter of 2014 was mainly used for the construction of tissue paper production line in Wei County. The interests incurred during the year ended December 31, 2015 and 2014, were $154,930 and $698,714, respectively, and were capitalized as soft-cost of construction-in-progress. The interest incurred in both periods was solely related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”).

Net Income

As a result of the above, net income was $11,542,205 for the year ended December 31, 2015, a decrease of $164,155, or 1.40%, from $11,706,360 for the year ended December 31, 2014.

Accounts Receivable

Net accounts receivable decreased by $1,825,727, or 49%, to $1,904,396 as of December 31, 2015, compared to $3,730,123 as of December 31, 2014. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Our inventories consist of raw materials (accounting for 76.55% of the total value of ending inventory as of December 31, 2015) and finished goods. As of December 31, 2015, the recorded value of inventory increased by 28.93% to $9,205,420, from $7,139,599 as of December 31, 2014. The ending balance of recycled paper board and recycled white scrap paper, which are the main raw materials for CMP and offset printing paper, was $6,296,575 as of December 31, 2015, approximately $745,918, or 13.43%, higher than the balance of $5,550,657 as of December 31, 2014, primarily due to the temporary production suspension from December 14, 2015 to December 29, 2015. The temporary production suspension also led to the increase in finished goods, including CMP and offset printing paper. We began the commercial production of tissue paper products in Wei County Industry Park in June 2015, and $553,567 of tissue paper products were included in the finished goods as of December 31, 2015.

A summary of changes in major inventory items is as follows:

	December 31, 2015	December 31, 2014	$ Change	% Change
Raw Materials
Recycled paper board	$4,416,252	$4,338,069	$78,183	1.80%
Recycled white scrap paper	1,880,323	1,212,588	667,735	55.07%
Tissue base paper	81,069	n/a	81,069	n/a %
Coal	453,665	497,038	(43,373)	-8.73%
Digital photo base paper and other raw materials	215,203	95,053	120,150	126.40%
Total Raw Materials	7,046,512	6,142,748	903,764	14.71%

Finished Goods	2,158,908	996,851	1,162,057	116.57%
Totals	9,205,420	7,139,599	2,065,821	28.93%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $14,113,225 as of December 31, 2015, a decrease of $2,000,519, or 12.41%, from $16,113,744 as of December 31, 2014. Accounts payable was $253,425 as of December 31, 2015, and was $nil as of December 31, 2014. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei, Commercial Bank of the City of Zhangjiakou (the “CBCZ Bank”) and Shanghai Pudong Development Bank (“SPD Bank”) to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Hebei, CBCZ Bank and SPD Bank were $13,859,800 and $16,113,744 as of December 31, 2015 and December 31, 2014, respectively.

Liquidity and Capital Resources

Overview

As of December 31, 2015, we had a net working capital deficit of $13,893,954, a decrease of $4,021,332 from the net working capital deficit of $17,915,286 at December 31, 2014. Total current assets as of December 31, 2015 amounted to $26,343,993. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $10,779,845 was included in our current assets as of December 31, 2015 and was deposited at the Bank of Hebei, and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks. The restriction will be lifted upon the maturity of the notes, due from January 7, 2016 through April 23, 2016.

Our current liabilities decreased after we paid off the bank acceptance notes issued by the CBCZ Bank, SPD Bank and Bank of Hebei, which were due during the year ended December 31, 2015. Current liabilities as of December 31, 2015 totaled $40,237,947, a decrease of $4,232,201 from the December 31, 2014 balance of $44,470,148. Our current liabilities included the current portion of the capital lease payable in the amount of $6,860,412. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $13,859,800 as of December 31, 2015, representing a decrease of $2,253,944, or 13.99%, from $16,113,744 as of December 31, 2014. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments with a balloon payment for the entire principal upon maturity of the loan. The long term loans from the credit union require quarterly interest payments with one large balloon payment upon maturity. We entered into a three-year sale-leaseback financing agreement with CNFTFL on June 16, 2013, which provides for a three-year full amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction of the Wei County tissue paper expansion project. In July 2015, we entered into a new agreement with CNFTFL, which amended and restated the 2013 CNFTFL lease financing agreement. Pursuant to the 2015 CNFTFL lease financing agreement, we are required to make interest payments every quarter and principal payments every six months until June 21, 2017. These payments range from approximately $0.1 million to approximately $3.5 million (see “Financing with Sale-Leaseback” below for more details.)

Efforts to Mitigate the Net Working Capital Deficit

Amounts due to related parties included in current liabilities were $920,866 as of December 31, 2015, including rent payable due to a related party of $368,751 (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), and accrued interest payable of $552,115 that was included in other payables and accrued liabilities (see “Moratorium on interest for Related Party Loan Collection” below). Excluding the related party payables, the net working capital deficit as of December 31, 2015 was $12,973,088.

On January 20, 2014, our Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $552,115, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2015.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO an amount up to $18,479,734 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate, set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,619,933 was drawn from the facility, which carries an interest rate of 5.25%. The loan matures on July 12, 2018.

Our loan-to-equity ratio was 35.73% as of December 31, 2015. Our debt-asset ratio was 26.32% as of December 31, 2015. The industry average of debt-asset ratios for 2014 was over 50% according to www.wenku.baidu.com. As long as we are able to manage our short-term liquidity through various efforts described above, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to provide capital for future growth.

From time to time, we investigate financing opportunities with banks and other financial institutions and investors both inside and outside of China, and we may seek long-term financings to pay off liabilities with shorter terms. We cannot guarantee that our efforts will be successful. As of the date of this report, we have not entered into any material binding agreement for additional long-term financing. There can be no assurance that we will be able to secure such financing either from banks or through debt or equity investments from investors. If we are unable to obtain sufficient outside financing, whether short-term or long-term, or generate sufficient operating cash flow internally, the progress of our construction or renovation projects may slow down or may otherwise be negatively affected. We may also have to curtail the scope of our capital expenditure projects or shelve some components of such projects, such as, delaying the installation of PM9 until additional capital resources are available.

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

Orient Paper HB made all payments due according to the schedule prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with CNFTFL regarding a modified payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continued to make interest payments due (as well as a payment of a liquidated damage of approximately $9,200 on December 26, 2014). No remedial measures were taken by the lessor or its parent company. On May 19, 2015 and June 15, 2015, the Company made payments to the lessor of RMB 5,000,000 (approximately $0.8 million) and RMB 20,000,000 (approximately $3 million), respectively. On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of CNFTFL, and some guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”) to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which was due on July 31, 2015.

The balance of the long-term obligations under capital lease were $3,217,785 and $4,090,413 as of December 31, 2015 and December 31, 2014, which is net of its current portion in the amount of $6,860,412 and $12,258,488, respectively.

Total interest expenses for the sale-leaseback arrangement for the years ended December 31, 2015 and 2014 were $1,363,011 and $919,298, respectively.

As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain will be amortized by the Company over the lease term and will be used to offset the depreciation of the Leased Equipment.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $6,769,894 on approximately 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $28,745,628 and $33,287,324 as of December 31, 2015 and 2014, respectively.

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we were required to eventually cease all operations currently conducted on our Headquarters Compound site. On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the LUR, the Industrial Buildings, and the Dormitories to Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, for cash of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $153,998 (RMB1,000,000). On January 21, 2016, Hebei Fangsheng agreed in writing to allow the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $368,751 and $227,900, which was recorded as part of the current liabilities as of December 31, 2015 and December 31, 2014, respectively. As a condition for the sale of the Dormitories, Hebei Fangsheng agreed that it would act as an agent for the Company, which is not qualified to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further agreed that it would not seek to profit from the resale of the Dormitories units and would allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors as mentioned above. The $2.77 million sale price of the industrial land use right was based on a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with re-zoning requirements, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agreed to set the sale price of the Dormitories at the Company’s original construction cost of $4.31 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.64 million.

Sales of the LUR and the Industrial Buildings were completed in 2013, with a gain on disposal of approximately $84,972. The dormitories were sold on August 15, 2014, with a gain on disposal of approximately $203,620 that was recognized during the year ended December 31, 2014.

Capital Expenditure Commitment as of December 31, 2015

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the year ended December 31, 2015 were primarily financed by cash flows generated from operating activities. As of December 31, 2015, we had approximately $17.43 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery.

Capital Expenditures

Our committed capital expenditures for the next 18 months are approximately $17.43 million, which mainly includes budgeted costs for the projects below:

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $130 million (of which $107.57 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $102 million (of which $90.16 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $28 million (of which $17.41 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line could be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the fourth quarter of 2016, as we have experienced construction and funding delays. The delay of completion of the PM8 production line did not cause any major financial impact on our current period earnings, as we did not previously budget significant revenue or net earnings from the PM8 production line tissue paper for 2015.

By the end of 2014, the capital expenditure projects finished in the Wei County Industrial Park included: an office building, employee cafeteria and two employee dormitory buildings. The projects finished in 2015 include: three workshops, four warehouses, packaging machinery, dividing and cutting machinery, as well as infrastructure and landscaping projects in the Wei County Industrial Park, for a total cost of $76.87million. We plan to build a second 15,000 tonnes/year tissue paper production line (designated as PM9) at an estimated cost of $7.8 million after the PM8 production line is put into production.

Relocation of Digital Photo Paper PM4 and PM5 Production Lines

In August 2015, we completed the relocation of our digital photo paper production lines (PM4 and PM5), as well as related chemical and packaging equipment, from the workshops located in our Headquarters Compound to a new location that is across the street from our Xushui Paper Mill, Xushui Mill Annex. We purchased the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and constructed three industrial buildings for the digital photo paper operations, a dormitory for factory workers and offices to consolidate our Xushui County operations. We completed the relocation and resumed commercial production of our digital photo paper in August 2015.

Total cost of the relocation of the PM4 and PM5 production lines and building construction costs incurred was approximately $4.2 million. Further building construction costs at the Xushui Mill Annex are estimated to be approximately $1.7 million. As of December 31, 2015, we had entered into contracts relating to the additional $1.7 million to be paid.

Cash and Cash Equivalents

Our cash and cash equivalents as of December 31, 2015 was $2,641,917, a decrease of $1,249,556 from $3,891,473 as of December 31, 2014. The decrease of cash and cash equivalents for the year ended December 31, 2015 was caused by a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $21,204,585 for the year ended December 31, 2015, a decrease of $11,108,588, or 34.38%, from $32,313,173 for the year ended December 31, 2014. The net income of the year ended December 31, 2015 was $11,542,205, representing a decrease of $164,155, or 1.40%, from $11,706,360 for the year ended December 31, 2014. Changes in various asset and liability account balances during the year ended December 31, 2015 also contributed to the net change in cash generated from operating activities. Chief among such changes is the net settlement of notes payable in the amount of $1,378,183 during the year ended December 31, 2015. There was also an increase of $2,578,342 in the ending inventory balance as of December 31, 2015 (as a decrease to net cash for cash flow purposes). In addition, the Company had non-cash expenses in depreciation and amortization in the amount of $13,398,990 in the year ended December 31, 2015.

ii. Net cash used in investing activities

We incurred $19,331,000 in net cash expenditures for investing activities during the year ended December 31, 2015, compared to $36,281,351 for the year ended December 31, 2014. Essentially, all expenditures in the year ended December 31, 2015 were the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash used in financing activities

Net cash used in financing activities was $2,798,199 for the year ended December 31, 2015, as compared to net cash provided by financing activities in the amount of $4,734,262 for the year ended December 31, 2014. The decrease was mainly due to (i) an increase of $2,515,986 of non-restricted cash deposit upon the payoff of notes due to Bank of Hebei, CBCZ Bank and SPD Bank in the year ended December 31, 2015, and (ii) payment of capital lease obligations of $7,148,142.

Short-term bank loans

		December 31,
		2015	2014
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$2,451,381
The Commercial Bank of the City of Zhangjiakou Loan 1	(b)	-	3,268,508
ICBC Loan 2	(c)	-	817,127
ICBC Loan 3	(d)	-	3,268,508
ICBC Loan 4	(e)	3,079,956	-
ICBC Loan 5	(f)	3,079,956	-
The Commercial Bank of the City of Zhangjiakou Loan 2	(g)	7,699,888	-
Total short-term bank loans		$13,859,800	$9,805,524

(a)

On June 26, 2014, the Company obtained an accounts receivable factoring facility from the ICBC of $2,451,381 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility bore an interest rate of 6.6% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The Company paid off the principal balance and interest by June 24, 2015 when the factoring facility expired.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

(b)	On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, provided a guarantee with the land use rights and buildings as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank of $3,268,508 as of December 31, 2014. The loan bore a fixed interest rate of 11.88% per annum and was repaid on July 16, 2015.

(c)	On August 19, 2014, the Company obtained an accounts receivable factoring facility from the ICBC of $817,127 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The loan bore an interest rate of 6.6% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The Company paid off the principal balance and interest by June 10, 2015 when the loan expired.

(d)

On November 20, 2014, the Company entered into a working capital loan agreement with the ICBC of $3,268,508 as of December 31, 2014. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank. The factoring facility bore an interest rate of 6.16% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The Company paid off the principal balance and interest by December 3, 2015 when the factoring facility expired.

(e)	On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC of $3,079,956 as of December 31, 2015. The loan bears an interest rate of 5.06% per annum, which was 110% over the primary lending rate of the People’s Bank of China at the time of funding. The loan is due on September 6, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(f)	On December 11, 2015, the Company entered into a working capital loan agreement with the ICBC of $3,079,956 as of December 31, 2015. The loan bears an interest rate of 4.785% per annum. The loan is due on December 9, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(g)	On October 15, 2015, the Company entered into a working capital loan agreement with the Commercial Bank of the City of Zhangjiakou of $7,699,888 as of December 31, 2015. The loan bears a fixed interest rate of 11.88% per annum. The loan is due on October 15, 2016. The working capital loan was guaranteed by the Company’s CEO and his wife, as well as Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

As of December 31, 2015, there were guaranteed short-term borrowings of $13,859,800 and unsecured bank loans of $nil. As of December 31, 2014, there were guaranteed short-term borrowings of $3,268,508 and secured bank loans of $6,537,016. The factoring facility was secured by the Company’s accounts receivable in the amount of $nil and $3,730,123 as of December 31, 2015 and December 31, 2014, respectively.

The average short-term borrowing rates for the years ended December 31, 2015, 2014 and 2013 were approximately 8.27%, 7.71% and 6.68%, respectively.

Long-term loans from credit union

As of December 31, 2015 and 2014, loans payable to Rural Credit Union of Xushui County, amounted to $5,174,325 and $5,907,828, respectively.

On April 16, 2014, the Company entered into an agreement with the Rural Credit Union of Xushui County for a 5 year loan. Such loan is repayable in installments from June 21, 2014 to November 18, 2018, and is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $192,497, of which $130,898 were paid ahead of its original repayment schedule as of December 31, 2015. As of December 31, 2014, total outstanding loan balance was $1,609,740 and $65,370 that become due within one year was presented as current portion of long term loans from credit union in the consolidated balance sheet. As of December 31, 2015, total outstanding loan balance was $1,324,380 and was presented as non-current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a new agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $14,236,083 and $19,300,765 as of December 31, 2015 and 2014, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $200,197, of which $123,198 were paid ahead of its original repayment schedule as of December 31, 2015. As of December 31, 2014, the total outstanding loan balance was $4,298,088 and $81,713 that became due within one year was presented as current portion of long term loans from credit union in the consolidated balance sheet. As of December 31, 2015, the total outstanding loan balance was $3,849,945 and was presented as non-current liabilities in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2015, 2014 and 2013 were $1,209,293, $1,031,163 and $828,157, respectively.

Shareholder Loans

The Company’s CEO loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. Approximately $440,948 of interest was still due to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2015. The balance of the loan was $nil and $2,386,978 as of December 31, 2015 and 2014, respectively.

Mr. Zhenyong Liu loaned $9,239,867 and $9,805,524 as of December 31, 2015 and 2014, respectively, to Orient Paper HB for working capital purpose with an annual interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was borrowed on December 10, 2014, and is due on December 10, 2017.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO an amount up to $18,479,734 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,619,933 was drawn from the facility, which carried an interest rate of 5.25%. The loan matures on July 12, 2018.

As of December 31, 2015 and 2014, total amount of loans due to Mr. Zhenyong Liu were $13,859,800 and $12,192,502, respectively. The interest expenses incurred for such related party loans are $740,150, $194,692 and $145,015 for the years ended December 31, 2015, 2014 and 2013, respectively. On January 20, 2016, the Company’s CEO agreed in writing to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company’s quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Zhenyong Liu was approximately $552,115 and $761,242, as of December 31, 2015 and 2014, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities.

During the years ended December 31, 2015, 2014 and 2013, the Company borrowed $439,000, $793,500 and $1,390,802, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by December 31, 2015.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2015 and 2014, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2015 and 2014 to translate the Chinese RMB to the U.S. Dollars are 6.4936:1 and 6.1190:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.2401:1, and 6.1453:1 for the years ended December 31, 2015 and 2014, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for a third party for its long-term bank loans in an amount of $8,623,876 (RMB56,000,000), which matures at various times in 2018. The third party is one of our major suppliers. This will help us to maintain good relationship in the long run and negotiate for better terms in payment for materials. Except as aforesaid, we have no material off-balance sheet transactions.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740): Changes to the balance sheet classification of deferred taxes. These changes simplify the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities to be classified as noncurrent in a classified balance sheet. The Company has elected to early adopt ASU 2015-17 as of December 31, 2015 and retrospectively applied ASU 2015-17 to all periods presented. As of December 31, 2014, the Company did not have any deferred tax assets and liabilities previously classified as current in the consolidated balance sheet. The early adoption of ASU 2015-17 did not result any impact on the Company's consolidated balance sheet.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents and accounts receivables. As a result, we are exposed to foreign exchange risks as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. If the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Although we are generally able to pass along minor incremental cost inflation to our customers, inflation such as increases in the costs of our products and overhead costs may adversely affect our operating results. We do not believe that inflation in China has had a material impact on our financial position or results of operations to date, however, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase in line with the increased costs.

Item 8.	Financial Statements and Supplementary Data

Our audited financial statement for the fiscal year ended December 31, 2015 and 2014, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Orient Paper, Inc.

We have audited the accompanying consolidated balance sheets of Orient Paper, Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, as of December 31, 2015, the Company had a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BOO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, The People's Republic of China

March 23, 2016

ORIENT PAPER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 and 2014

	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$2,641,917	$3,891,473
Restricted cash	10,779,845	8,873,999
Accounts receivable (net of allowance for doubtful accounts of $38,865 and $76,125 as of December 31, 2015 and 2014, respectively)	1,904,396	3,730,123
Inventories	9,205,420	7,139,599
Prepayments and other current assets	1,812,415	2,919,668

Total current assets	26,343,993	26,554,862

Prepayment on property, plant and equipment	1,404,460	1,490,440
Property, plant, and equipment, net	206,191,158	208,213,198
Recoverable VAT	3,266,454	3,228,075
Deferred tax asset – non-current	1,420,854	281,010

Total Assets	$238,626,919	$239,767,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$13,859,800	$9,805,524
Current portion of long-term loans from credit union	-	147,083
Current portion of long-term loans from a related party	-	2,386,978
Current obligations under capital lease	6,860,412	12,258,488
Accounts payable	253,425	-
Notes payable	13,859,800	16,113,744
Due to a related party	368,751	227,900
Accrued payroll and employee benefits	531,912	492,765
Other payables and accrued liabilities	3,902,971	2,400,523
Income taxes payable	600,876	637,143

Total current liabilities	40,237,947	44,470,148

Loans from credit union	5,174,325	5,760,745
Loans from a related party	13,859,800	9,805,524
Deferred gain on sale-leaseback	327,637	695,389
Long-term obligations under capital lease	3,217,785	4,090,413

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $62,775,049 and $64,789,076 as of December 31, 2015 and 2014, respectively)	62,817,494	64,822,219

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 20,316,400 shares issued and outstanding as of December 31, 2015 and 2014	20,316	20,316
Additional paid-in capital	49,218,982	49,218,982
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	6,343,019	17,021,165
Retained earnings	114,146,534	102,604,329

Total stockholders' equity	175,809,425	174,945,366

Total Liabilities and Stockholders' Equity	$238,626,919	$239,767,585

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

		Year Ended
	December 31,
	2015	2014	2013

Revenues	$135,303,173	$137,041,447	$125,717,630

Cost of Sales	(107,442,568)	(114,263,299)	(102,392,031)

Gross Profit	27,860,605	22,778,148	23,325,599

Selling, general and administrative expenses	(9,663,835)	(4,859,215)	(4,567,079)
Gain from disposal of assets held for sale	-	203,620	-
(Loss) Gain from disposal of property, plant and equipment	-	(709,647)	84,972

Income from Operations	18,196,770	17,412,906	18,843,492

Other Income (Expense):
Interest income	70,319	149,783	90,260
Subsidy income	555,605	22,614	171,125
Interest expense	(3,157,524)	(1,446,439)	(995,694)

Income before Income Taxes	15,665,170	16,138,864	18,109,183

Provision for Income Taxes	(4,122,965)	(4,432,504)	(5,094,535)

Net Income	11,542,205	11,706,360	13,014,648

Other Comprehensive Income:
Foreign currency translation adjustment	(10,678,146)	(125,143)	4,818,869

Total Comprehensive Income	$864,059	$11,581,217	$17,833,517

Earnings Per Share:

Basic Earnings per Share	$0.57	$0.61	$0.71

Fully Diluted Earnings per Share	$0.57	$0.61	$0.71

Weighted Average Number of Shares
Outstanding - Basic	20,316,400	19,270,394	18,458,446
Outstanding - Fully Diluted	20,316,400	19,270,394	18,458,446

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income	Earnings	Total

Balance at December 31, 2012	18,459,775	$18,460	$46,135,975	$5,963,960	$12,327,439	$78,322,967	$142,768,801
Issuance of shares to officer and directors	297,000	297	789,723	-	-	-	790,020

Foreign currency translation adjustment	-	-	-	-	4,818,869	-	4,818,869

Transfer to statutory earnings reserve	-	-	-	74,446	-	(74,446)	-
Cancellation of certain 2011 director shares	(2,875)	(3)	(16,155)	-	-	-	(16,158)

Cash dividend paid	-	-	-	-	-	(323,032)	(323,032)

Net income for the year of 2013	-	-	-	-	-	13,014,648	13,014,648
Balance at December 31, 2013	18,753,900	$18,754	$46,909,543	$6,038,406	$17,146,308	$90,940,137	$161,053,148
Issuance of shares	1,562,500	1,562	1,494,248	-	-	-	1,495,810

Issuance of warrants	-	-	815,191	-	-	-	815,191

Foreign currency translation adjustment	-	-	-	-	(125,143)	-	(125,143)

Transfer to statutory earnings reserve	-	-	-	42,168	-	(42,168)	-

Net income for the year of 2014	-	-	-	-	-	11,706,360	11,706,360
Balance at December 31, 2014	20,316,400	20,316	49,218,982	6,080,574	17,021,165	102,604,329	174,945,366

Foreign currency translation adjustment	-	-	-	-	(10,678,146)	-	(10,678,146)
Net income for the year of 2015	-	-	-	-	-	11,542,205	11,542,205
Balance at December 31, 2015	20,316,400	$20,316	$49,218,982	$6,080,574	$6,343,019	$114,146,534	$175,809,425

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year Ended
	December 31,
	2015	2014	2013

Cash Flows from Operating Activities:
Net income	$11,542,205	$11,706,360	$13,014,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,398,990	8,289,320	7,794,743
Loss(Gain) from impairment and disposal of property, plant and equipment	-	709,647	(84,972)
Gain from disposal of assets held for sale	-	(203,620)	-
(Recovery from)/ Allowance for bad debts	(34,204)	8,571	7,990
Stock-based expense for service received	-	-	773,862
Deferred tax	(1,203,019)	398,385	409,665
Changes in operating assets and liabilities:
Accounts and notes receivable	1,710,176	(413,159)	(402,709)
Prepayments and other current assets	744,454	(1,799,514)	1,211,679
Inventories	(2,578,342)	4,257,805	4,105,876
Accounts payable	263,720	(921,580)	(117,308)
Notes payable	(1,378,183)	11,163,003	1,614,387
Accrued payroll and employee benefits	70,319	(4,950)	194,795
Other payables and accrued liabilities	(1,332,039)	(299,932)	1,599,375
Income taxes payable	508	(577,163)	(200,090)
Net Cash Provided by Operating Activities	21,204,585	32,313,173	29,921,941

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(19,331,000)	(39,207,768)	(64,566,785)
Proceeds from sale of assets held for sale	-	2,684,703	1,614,387
Proceeds from disposal of property, plant and equipment	-	241,714	2,589,919
Net Cash Used in Investing Activities	(19,331,000)	(36,281,351)	(60,362,479)

Cash Flows from Financing Activities:
Proceeds from issuing of common stock	-	2,311,002	-
Proceeds from related party loans	5,197,615	10,557,060	1,390,802
Repayment of related party loans	(2,730,654)	(793,500)	(1,390,802)
Proceeds from bank loans	14,422,846	11,366,410	10,703,389
Proceeds from sale-leaseback financing	-	-	24,215,811
Repayments of bank loans	(10,023,878)	(8,111,890)	(8,281,807)
Payment of capital lease obligation	(7,148,142)	(4,199,689)	(5,406,481)
Restricted cash	(2,515,986)	(6,395,131)	(807,194)
Dividend Paid	-	-	(323,032)
Net Cash (Used in)/ Provided by Financing Activities	(2,798,199)	4,734,262	20,100,686

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(324,942)	(5,774)	330,727

Net Increase/ (Decrease) in Cash and Cash Equivalents	(1,249,556)	760,310	(10,009,125)

Cash and Cash Equivalents - Beginning of Period	3,891,473	3,131,163	13,140,288

Cash and Cash Equivalents - End of Period	$2,641,917	$3,891,473	$3,131,163

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$3,255,478	$1,826,460	$708,089
Cash paid for income taxes	$5,325,477	$4,611,282	$4,884,961

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the years ended December 31, 2015, 2014 and 2013 were 99.72%, 96.48% and 96.05%, respectively. Orient Paper HB also accounted for 85.96% and 84.05% of the total assets of the Company as at December 31, 2015 and 2014 respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 and 2014, details of the Company’s subsidiaries and variable interest entity are as follows:

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

* Orient Paper HB is treated as a 100% controlled variable interest entity of the Company

However, uncertainties in the PRC legal system could cause the Company’s current ownership structure to be found in violation of any existing and/or future PRC laws or regulations and could limit the Company’s ability, through the Primary Beneficiaries, to enforce its rights under these contractual arrangements. Furthermore, shareholders of the VIE may have interests that are different with those of the Company, which could potentially increase the risk that they would seek to act in contrary to the terms of the aforementioned agreements.

In addition, if the current structure or any of the contractual arrangements were found to be in violation of any existing or future PRC law, the Company may be subject to penalties, which may include but not be limited to, the cancellation or revocation of the Company’s business and operating licenses, being required to restructure the Company’s operations or discontinue the Company’s operating activities. The imposition of any of these or other penalties may result in a material and adverse effect on the Company’s ability to conduct its operations. In such case, the Company may not be able to operate or control the VIE, which may result in deconsolidation of the VIE.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregated the financial information of Orient Paper HB in the table below. The aggregate carrying value of Orient Paper HB’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$2,363,525	$3,288,654
Restricted cash	10,779,845	8,873,999
Accounts receivable	1,904,396	3,730,123
Inventories	8,741,974	6,941,161
Prepayments and other current assets	1,792,188	2,600,609

Total current assets	25,581,928	25,434,546

Prepayment on property, plant and equipment	1,404,460	1,490,440
Property, plant, and equipment, net	176,913,064	174,312,711
Deferred tax asset – non-current	1,217,896	281,010

Total Assets	$205,117,348	$201,518,707

LIABILITIES

Current Liabilities
Short-term bank loans	$13,859,800	$9,805,524
Current portion of long-term loans from credit union	-	147,083
Current portion of long-term loans from a related party	-	2,386,978
Current obligations under capital lease	6,860,412	12,258,488
Accounts payable	253,425	-
Notes payable	13,859,800	16,113,744
Due to a related party	368,751	227,900
Accrued payroll and employee benefits	503,203	469,236
Other payables and accrued liabilities	3,889,235	2,390,909
Income taxes payable	600,876	637,143

Total current liabilities	40,195,502	44,437,005

Loans from credit union	5,174,325	5,760,745
Loans from a related party	13,859,800	9,805,524
Deferred gain on sale-leaseback	327,637	695,389
Long-term obligations under capital lease	3,217,785	4,090,413

Total liabilities	$62,775,049	$64,789,076

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No creditor (or beneficial interest holders) of the VIE have recourse to the general credit of the Primary Beneficiaries in normal.

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

Liquidity and Going Concern

As of December 31, 2015, the Company had current assets of $26,343,993 and current liabilities of $40,237,947 (including amounts due to related parties of $920,866), resulting in a working capital deficit of approximately $13,893,954; while as of December 31, 2014, the Company had current assets of $26,554,862 and current liabilities of $44,470,148 (including amounts due to related parties of $3,376,120), resulting in a working capital deficit of approximately $17,915,286. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

On March 1, 2015, the Company entered an agreement with the Company’s Chairman and Chief Executive Officer (“CEO”), Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from the CEO with an amount up to $18,479,734 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan would be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of December 31, 2015, $4,619,933 was drawn from the facility.

On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of CNFTFL, and other guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”), to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with principal payable on the 20th of December 2015, June 2016, December 2016 and final payment on June 21, 2017. (see Note (8) below).

On July 13, 2015, the Company and Mr. Zhenyong Liu entered into an agreement to loan $4,619,933(RMB30,000,000) to the Company, with an annual interest rate based on the People’s Bank of China at of the time of receipt and was set at 5.25% per annum. (see Note (9) below). The accrued interest under this agreement owned to Mr. Zhenyong Liu was approximately $111,167, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2015 (see Note (11) below).

On December 31, 2015, the Company paid off a loan of $2,249,279 from Mr. Zhenyong Liu due to expiry, together with the interest of $391,374 through year 2013 to 2015. (see Note (9) below). As a result, regarding to the loan, there was still approximately $440,948 of interest due to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2015 (see Note (11) below).

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 20, 2016, Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $552,115, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2015 (see Note (11) below).

On January 21, 2016, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $368,751 and $227,900, which was recorded in other payables and accrued liabilities as part of the current liabilities as of December 31, 2015 and 2014, respectively. (see Note (9) below).

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

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2015 and 2014 to translate the Chinese RMB to the U.S. Dollars are 6.49360:1, and 6.11900:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.24010:1, 6.14530:1 and 6.19430:1 for the years ended December 31, 2015, 2014 and 2013, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2015 and 2014, and revenues and expenses for the years ended December 31, 2015, 2014 and 2013. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, Orient Paper considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2015 and 2014, the balance of allowance for doubtful accounts was $38,865 and $76,125, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,
Allowance of doubtful accounts	2015	2014
Opening balance	$76,125	$67,592
(Reversal of provision)/ Provision for the year	(34,204)	8,571
Exchange difference	(3,056)	(38)

Closing balance	$38,865	$76,125

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. No provision in inventories has been provided for the fiscal years 2015, 2014 and 2013.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2015, 2014 and 2013, Orient Paper made transfers to this reserve fund in the amounts of $nil, $42,168, and $74,446, respectively. For the years ended December 31, 2014 and 2013, all transfers to statutory reserves were made by Orient Paper Shengde. As a result of net loss in fiscal year 2015 of Orient Paper Shengde, no statutory reserves were provided for the year ended December 31, 2015. The Company’s variable interest entity Orient Paper HB, which statutory reserve account has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) as of December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2015, 2014 and 2013.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil, $nil and $nil for the years ended December 31, 2015, 2014 and 2013.

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

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $nil, $6,457 and $5,085 of advertising and promotion costs for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $28,448, $20,276 and $25,125 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company received the government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The reclassification of short-term or long-term liabilities is depended on the management's expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2015, 2014 and 2013, the Company received government subsidies of $555,605, $22,614 and $171,125, which are recognized as subsidy income in the consolidated statements of income in that fiscal year.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2015 and 2014, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments; while loans from Credit union, loans from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash of $10,779,845 as of December 31, 2015 was presented for the cash deposited at the Bank of Hebei, and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks (see Note (10)). The restriction will be lifted upon the maturity of the notes payable from January 7, 2016 through April 23, 2016.

Restricted cash of $8,873,999 as of December 31, 2014 was presented for the cash deposited at the Bank of Hebei, Shanghai Pudong Development Bank (“SPD Bank”) and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks (see Note (10)). The restriction has been lifted upon the maturity of the notes payable from January 7, 2015 through April 23, 2015.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of and December 31, 2015 and 2014:

	December 31,
	2015	2014
Raw Materials
Recycled paper board	$4,416,252	$4,388,069
Recycled white scrap paper	1,880,323	1,212,588
Coal	453,665	497,038
Base paper and other raw materials	296,272	95,053
	7,046,512	6,142,748
Finished Goods	2,158,908	996,851
Totals	$9,205,420	$7,139,599

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Prepaid NYSE MKT annual fee	$-	$7,500
Recoverable VAT	453,964	250,000
Prepaid insurance	-	55,000
Prepayment for purchase of materials	884,932	1,910,643
Prepaid land lease	461,993	490,276
Others	11,526	206,249
	$1,812,415	$2,919,668

(6) Prepayment on property, plant and equipment

As of December 31, 2015 and 2014, prepayment on property, plant and equipment consisted of $1,404,460 and $1,490,440, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 65,023 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2016.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Property, plant and equipment

As of December 31, 2015 and 2014, property, plant and equipment consisted of the following:

	December 31,
	2015	2014
Property, Plant, and Equipment:
Land use rights	$7,305,641	$7,752,886
Building and improvements	99,299,487	44,889,395
Machinery and equipment	132,785,421	121,332,310
Vehicles	665,789	706,548
Construction in progress	21,697,207	78,484,066
	261,753,545	253,165,205
Less: accumulated depreciation and amortization	(55,562,387)	(44,952,007)
Property, Plant and Equipment, net	$206,191,158	$208,213,198

As of December 31, 2015 and 2014, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of December 31, 2015 and 2014. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into the 2015 Agreement, to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially), which was approximately $1,617,574 at the date of the 2015 Agreement. As a result, the capital lease asset cost was recorded at the new cost of $27,599,774 at the date of the 2015 Agreement.

The capital lease asset cost were $25,990,183 and $25,964,790 as of December 31, 2015 and 2014, respectively. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the years ended December 31, 2015, 2014 and 2013, depreciation of Leased Equipment were $1,683,581, $1,650,649 and $818,796, respectively. The accumulated depreciation of the leased asset were $3,961,025 and $2,486,615 as of December 31, 2015 and 2014. During the years ended December 31, 2015, 2014 and 2013, the gain realized on sale-leaseback transaction were $340,947, $461,609 and $228,979, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-lease back are $327,637 and $695,389 as of December 31, 2015 and 2014, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in the first half of 2016. For the years ended December 31, 2015, 2014 and 2013, the amount of interest capitalized is $154,930, $698,714 and $448,950, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 and 2014, certain property, plant and equipment of Orient Paper HB with net values of $14,236,083 and $19,300,765 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of December 31, 2015 and 2014, certain of the Company’s property, plant and equipment in the amount of $29,175 and $29,995 have been pledged for the facility obtained from Bank of Hebei. See “Notes Payable” under Note (10) for details. In addition, land use right with net values of $6,769,894 and $7,339,399 as of December 31, 2015 and 2014 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

As of December 31, 2015 and December 31, 2014, essentially all production equipment of Orient Paper Shengde with net value of $28,745,628 and $33,287,324 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $13,398,990 and $8,289,320 for the years ended December 31, 2015 and 2014, respectively.

(8) Loans Payable

Short-term bank loans

		December 31,
		2015	2014
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$2,451,381
The Commercial Bank of the City of Zhangjiakou Loan 1	(b)	-	3,268,508
ICBC Loan 2	(c)	-	817,127
ICBC Loan 3	(d)	-	3,268,508
ICBC Loan 4	(e)	3,079,956	-
ICBC Loan 5	(f)	3,079,956	-
The Commercial Bank of the City of Zhangjiakou Loan 2	(g)	7,699,888	-
Total short-term bank loans		$13,859,800	$9,805,524

(a)

On June 26, 2014, the Company obtained an accounts receivable factoring facility from the ICBC of $2,451,381 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility bore an interest rate of 6.6% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The Company paid off the principal balance and interest by June 24, 2015 when the factoring facility expired.

Concurrent with the signing of the new factoring agreement, the Company also entered into a financial service agreement with the ICBC, which provides accounts receivable management services to the Company during the terms of the underlying factoring facility.

(b)	On June 9, 2014, the Company obtained from the Commercial Bank of the City of Zhangjiakou a banking facility on bank loans and notes payable, which is guaranteed by the Company’s CEO and Shijiazhuang Baode Guarantee Service Company. In obtaining the guarantee from Shijiazhuang Baode Guarantee Service Company, Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, provided a guarantee with the land use rights and buildings as collateral. On July 18, 2014, the Company entered into a working capital loan agreement with the bank of $3,268,508 as of December 31, 2014. The loan bore a fixed interest rate of 11.88% per annum and was repaid on July 16, 2015.

(c)

On August 19, 2014, the Company obtained an accounts receivable factoring facility from the ICBC of $817,127 as of December 31, 2014. Under the factoring agreement, the bank has recourse against the Company if the receivables, which remain in the Company’s books at all times, are not fully collected. The factoring facility bore an interest rate of 6.6% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The Company paid off the principal balance and interest by June 10, 2015 when the factoring facility expired.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)

On November 20, 2014, the Company entered into a working capital loan agreement with the ICBC of $3,268,508 as of December 31, 2014. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank. The loan bore an interest rate of 6.16% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The Company paid off the principal balance and interest by December 3, 2015 when the loan expired.

(e)

On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC of $3,079,956 as of December 31, 2015. The loan bears an interest rate of 5.06% per annum, which was 110% over the primary lending rate of the People’s Bank of China at the time of funding. The loan is due on September 6, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(f)

On December 11, 2015, the Company entered into a working capital loan agreement with the ICBC of $3,079,956 as of December 31, 2015. The loan bears an interest rate of 4.785% per annum at the time of funding. The loan is due on December 9, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(g)

On October 15, 2015, the Company entered into a working capital loan agreement with the Commercial Bank of the City of Zhangjiakou of $7,699,888 as of December 31, 2015. The loan bears a fixed interest rate of 11.88% per annum. The loan is due on October 15, 2016. The working capital loan was guaranteed by the Company’s CEO and his wife, as well as Hebei Tengsheng with its land use right and real estates pledged by Hebei Tengsheng as collateral for the benefit of the bank.

As of December 31, 2015, there were guaranteed short-term borrowings of $13,859,800 and unsecured bank loans of $nil. As of December 31, 2014, there were guaranteed short-term borrowings of $3,268,508 and secured bank loans of $6,537,016. The factoring facility was secured by the Company’s accounts receivable in the amount of $nil and $3,730,123 as of December 31, 2015 and December 31, 2014, respectively.

The average short-term borrowing rates for the years ended December 31, 2015, 2014 and 2013 were approximately 8.27%, 7.71% and 6.68%, respectively.

Long-term loans from credit union

As of December 31, 2015 and 2014, loans payable to Rural Credit Union of Xushui County, amounted to $5,174,325 and $5,907,828, respectively.

On April 16, 2014, the Company entered into an agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is repayable by various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $192,497, of which $130,898 were paid ahead of its original repayment schedule as of December 31, 2015. As of December 31, 2014, total outstanding loan balance was $1,609,740 and $65,370 that become due within one year was presented as current portion of long term loans from credit union in the consolidated balance sheet. As of December 31, 2015, total outstanding loan balance was $1,324,380 and was presented as non-current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into an agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable on various scheduled repayment dates between December 21, 2013 and July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $14,236,083 and $19,300,765 as of December 31, 2015 and 2014, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $200,197, of which $123,198 were paid ahead of its original repayment schedule as of December 31, 2015. As of December 31, 2014, the total outstanding loan balance was $4,298,088, with $81,713 becoming due within one year and presented as current portion of long term loans from credit union in the consolidated balance sheet. As of December 31, 2015, the total outstanding loan balance was $3,849,945 and was presented as non-current liabilities in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2015, 2014 and 2013 were $1,209,293, $1,031,163 and $828,157, respectively.

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

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially), which is approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease were $3,217,785 and $4,090,413 as of December 31, 2015 and 2014, which is net of its current portion in the amount of $6,860,412 and $12,258,488, respectively.

Total interest expenses for the sale-leaseback arrangement for the years ended December 31, 2015, 2014 and 2013 were $1,363,011, $919,298 and $471,472, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the Leased Equipment. In term of the extension of the new payment schedule, the deferred gain is being amortized over the remaining lease term up to June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $6,769,894 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $28,745,628 and $33,287,324 as of December 31, 2015 and 2014, respectively.

The future minimum lease payments of the capital lease as of December 31

December 31,	Amount
2016	$7,334,144
2017	3,313,519
Totals	$10,647,663
Less: Unearned discount	(569,466)
10,078,197
Less: Current portion of obligation under capital lease, net	(6,860,412)
Long-term obligation under capital lease, net	$3,217,785

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Related Parties Transactions

The Company’s CEO loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. An approximately $440,948 of interest was still due to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2015. The balance of the loan was $nil and $2,386,978 as of December 31, 2015 and 2014, respectively.

Mr. Zhenyong Liu loaned $9,239,867 and $9,805,524 as of December 31, 2015 and 2014, to Orient Paper HB for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was borrowed on December 10, 2014, and will be due on December 10, 2017.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $18,479,734 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan would be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,619,933 was drawn from the facility, which carried an interest rate of 5.25%. The loan matures on July 12, 2018.

As of December 31, 2015 and 2014, total amount of loans due to Mr. Zhenyong Liu were $13,859,800 and $12,192,502, respectively. The interest expenses incurred for such related party loans are $740,150, $194,692 and $145,015 for the years ended December 31, 2015, 2014 and 2013, respectively. On January 20, 2016, the Company’s CEO agreed in writing to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Zhenyong Liu was approximately $552,115 and $761,242, as of December 31, 2015 and 2014, respectively, which was recorded in other payables and accrued liabilities (see Note (11) below) as part of the current liabilities.

During the years ended December 31, 2015, 2014 and 2013, the Company borrowed $439,000, $793,500 and $1,390,802, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by December 31, 2015.

Sale of Headquarters Compound Real Properties to a Related Party

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $153,998 (RMB1,000,000). On January 21, 2016, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $368,751 and $227,900, which was recorded as part of the current liabilities as of December 31, 2015 and 2014, respectively.

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

As a condition for the sale of the Dormitories, Hebei Fangsheng agrees that it would act as an agent for the Company, which does not have the qualification to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further represents that it will not seek to profit from the resale of the Dormitories units and will allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved.

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

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Land Use Right Pledged by Hebei Fangsheng

Independent from the above related party sale transaction, on March 3, 2014, Hebei Fangsheng entered into a Collateral Agreement with SPD Bank in connection with the Company’s bank acceptance note obtained from the SPD Bank (see Note (10) below). Under the Collateral Agreement, Hebei Fangsheng pledged certain land-use-right on a parcel of land located in Wei County, Hebei for the benefit of the SPD Bank as collateral to secure the credit facility of the bank acceptance note during the period of March 3, 2014 to March 2, 2016. As explained above, Hebei Fangsheng is controlled by the Company’s CEO.

(10) Notes payable

As of December 31, 2015, the Company had bank acceptance notes of $6,159,911 and $7,699,889 from the Bank of Hebei and the Commercial Bank of the City of Zhangjiakou, respectively, to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $10,779,845 in the bank as mentioned in Note (3). The banking facility obtained from the Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $29,175, and guaranteed by the Company’s CEO and his wife, two directors of the Company’s subsidiaries and five independent third parties. The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. The acceptance notes will become due and payable on various dates starting from January 7, 2016 through April 23, 2016.

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

(11) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,
	2015	2014
Accrued electricity	$168,840	$334,212
Value-added tax payable	-	841,556
Accrued interest to a related party	552,115	761,242
Accrued bank loan interest	73,970	-
Payable for purchase of equipment	3,093,239	244,050
Others	14,807	219,463
Totals	$3,902,971	$2,400,523

(12) Common Stock

Issuance of common stock to investors

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock (the “Offering”). Each share of common stock and accompanying warrant was sold at a price of $1.60. Please refer to Note (13), Stock Warrants, for details.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Stock warrants

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock. The warrants have an exercise price of $1.70 per share with two warrants being exercisable for one share of common stock. These warrants are exercisable immediately upon issuance on September 3, 2014 and have a term of exercise equal to five years from the date of issuance till September 2, 2019. The fair value of these shares which amounted to $780,000, is classified in the equity.

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

A summary of stock warrant activities is as below:

	December 31, 2015		December 31, 2014
	Number	Weight average exercise price	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71	-	$-
Issued during the period	-	-	820,312	1.71
Exercised during the period	-	-	-	-
Cancelled or expired during the period	-	-	-	-
Outstanding and exercisable at end of the period	820,312	$1.71	820,312	$1.71
Range of exercise price	$1.70 to $2.00		$1.70 to $2.00

The weighted average fair value of warrants granted for the year ended December 31, 2014 was $0.99 per share.

No warrants were issued, exercised, cancelled or expired during the year ended December 31, 2015. As of December 31, 2015, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were exercised, cancelled or expired during the year ended December 31, 2014. As of December 31, 2014, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Earnings Per Share

For the years ended December 31, 2015, 2014 and 2013, basic and diluted net income per share are calculated as follows:

		Year Ended
	December 31,
	2015	2014	2013
Basic income per share
Net Income for the year - numerator	$11,542,205	$11,706,360	$13,014,648
Weighted average common stock outstanding - denominator	20,316,400	19,270,394	18,458,446
Net income per share	$0.57	$0.61	$0.71

Diluted income per share
Net Income for the year - numerator	$11, 542,205	$11,706,360	$13,014,648
Weighted average common stock outstanding - denominator	20,316,400	19, 270,394	18,458,446
Effect of dilution
Warrant
Weighted average common stock outstanding - denominator	20,316,400	19, 270,394	18,458,446
Diluted income per share	$0.57	$0.61	$0.71

For the year ended December 31, 2013, there were no securities with dilutive effect issued and outstanding. For the year ended December 31, 2015 and 2014, 820,312 shares related to warrants are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the year ended December 31, 2015 and 2014 were lower than the warrants exercise price.

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

The provisions for income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended
	December 31,
	2015	2014	2013
Provision for Income Taxes
Current Tax Provision – PRC	$5,325,984	$4,034,119	$4,684,870
Deferred Tax Provision – PRC	(1,203,019)	398,385	409,665
Total Provision for Income Taxes	$4,122,965	$4,432,504	$5,094,535

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, Orient Paper, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $4,269,713, $3,813,374 and $3,403,740 for U.S. income tax purposes for the years ended December 31, 2015, 2014 and 2013, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, during the period of 2030 through 2035. Management believes that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management will review this valuation allowance periodically and make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2015	2014
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$1,035,486	$(1,248)
Impairment of property, plant and equipment	344,202	308,175
Miscellaneous	(23,428)	(25,917)
Net operating loss carryover of PRC company	64,594	-
Net operating loss carryover for U.S. income tax purposes	2,281,718	2,000,539
Total deferred tax assets	3,702,572	2,281,549
Less: Valuation allowance	(2,281,718)	(2,000,539)
Total deferred tax assets, net	$1,420,854	$281,010

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company's effective tax rate as of:

	Year ended
	December 31,
	2015	2014	2013
PRC Statutory rate	25.0%	25.0%	25.0%
Effect of different tax jurisdiction	(0.5)	(0.8)	(1.1)
Effect of expenses not deductible for PRC tax purposes	(0.1)	-	1.5
Effect of income not taxable for PRC tax purposes	-	0.1	-
Under provision in previous year	0.1	0.1	-
Change in valuation allowance	1.8	3.1	2.7
Effective income tax rate	26.3%	27.5%	28.1%

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $126,527,569 and $114,158,370 as of December 31, 2015 and 2014 respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

The Company does not believe that its future dividend policy and the available U.S. tax deductions and Net Operating Losses will cause the Company to recognize any substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believes that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

During the years ended December 31, 2015 , 2014 and 2013, the effective income tax rate was estimated by the Company to be 26.3%, 27.5% and 28.1%, respectively. The effective tax rate is lower than the U.S. statutory rate of 34% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2015 and 2014, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

2015 Incentive Plan

On August 29, 2015, the Company’s Annual General Meeting approved the 2015 Omnibus Equity Incentive Plan of Orient Paper, Inc. (the “2015 ISP”) as previously adopted by the Board of Directors on July 10, 2015. Under the 2015 ISP, the Company may grant an aggregate of 1,500,000 shares of the Company’s common stock to the directors, officers, employees and/or consultants of the Company and its subsidiaries. No stock was issued under the 2015 ISP on or before December 31, 2015.

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,480 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $554,392 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (9) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $153,998 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years before the relocation completed.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments are as follows:

December 31,	Amount
2016	$662,704
2017	572,872
2018	572,872
2019	572,872
2010	572,872
Thereafter	3,529,629
Total operating lease payments	$6,483,821

Capital commitment

As of December 31, 2015, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $17,429,301 and $24,561,228 as of December 31, 2015 and 2014, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company was a party to enter into contracts to indemnify a third party for certain liabilities, and as of December 31, 2015, the Company guaranteed the third party’s long-term loan from the financial institutions amounting to $8,623,876 (RMB56,000,000) that matured at various times in 2018, as a guarantor. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. The Company believes that the liabilities for potential future payments of these guarantees and indemnities are not probable.

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

Summarized financial information for the two reportable segments is as follows:

	Years Ended
	December 31, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$134,927,208	$375,965	$-	$-	$135,303,173
Gross Profit (Loss)	28,104,243	(243,638)	-	-	27,860,605
Depreciation and amortization	10,623,900	2,775,090	-	-	13,398,990
Interest income	68,752	1,567	-	-	70,319
Interest expense	3,157,524	-	-	-	3,157,524
Income tax expense(benefit)	4,334,168	(211,203)	-	-	4,122,965
Net Income (Loss)	13,108,044	(738,844)	(826,995)	-	11,542,205
Total Assets	205,117,348	33,500,731	8,840	-	238,626,919

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 31, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$133,967,031	$4,829,046	$-	$(1,754,630)	$137,041,447
Gross Profit	20,401,820	2,376,328	-	-	22,778,148
Depreciation and amortization	5,467,593	2,821,727	-	-	8,289,320
Interest income	145,590	4,193	-	-	149,783
Interest expense	1,446,439	-	-	-	1,446,439
Income tax expense	4,337,424	95,080	-	-	4,432,504
Net Income (Loss)	11,299,155	1,900,145	(1,492,940)	-	11,706,360
Total Assets	201,518,707	38,160,199	88,679	-	239,767,585

	Year Ended
	December 31, 2013
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$120,747,633	$4,969,997	$-	$-	$125,717,630
Gross Profit	22,318,739	1,006,860	-	-	23,325,599
Depreciation and amortization	6,828,970	965,773	-	-	7,794,743
Interest income	86,168	4,009	83	-	90,260
Interest expense	995,694		-	-	995,694
Income tax expense	4,845,970	248,565	-	-	5,094,535
Net Income (Loss)	14,604,244	638,031	(2,227,627)	-	13,014,648

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Concentration and Major Customers and Suppliers

For the years ended December 31, 2015, 2014 and 2013, the Company had no single customer contributed over 10% of total sales.  For the year ended December 31, 2015, the Company had two major suppliers accounted for 61% and 17% of total purchases.

For the year ended December 31, 2014, the Company had three major suppliers accounted for 62%, 14% and 9% of total purchases. For the year ended December 31, 2013, the Company had three major suppliers accounted for 75%, 10% and 7% of total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2015 and 2014. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$78,600) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2015 and 2014, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB17,098,151 (US$2,633,077) as of December 31, 2015.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740): Changes to the balance sheet classification of deferred taxes. These changes simplify the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities to be classified as noncurrent in a classified balance sheet. The Company has elected to early adopt ASU 2015-17 as of December 31, 2015 and retrospectively applied ASU 2015-17 to all periods presented. As of December 31, 2014, the Company did not have any deferred tax assets and liabilities previously classified as current in the consolidated balance sheet. The early adoption of ASU 2015-17 did not result any impact on the Company's consolidated balance sheet.

(23) Subsequent Event

On January 12, 2016, the compensation committee of the board of directors of the Company granted an aggregate of 1,133,916 shares of common stock under its compensatory incentive plans to nine officers, directors and employees of and a consultant to the Company, of which 168,416 shares of common stock were granted under the 2012 Incentive Stock Plan and 965,500 shares were granted under the 2015 Omnibus Equity Incentive Plan.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2015 and 2014 is as follows:

	Quarter
2015	First	Second	Third	Fourth
Revenues	$26,504,344	$41,283,142	$32,406,877	$35,108,810
Gross Profit	4,986,733	10,483,514	6,416,561	5,973,797
Income from Operations	3,280,340	8,649,545	2,601,779	3,665,106
Net income	2,105,489	5,590,530	1,685,897	2,160,289
Net income per share:
Basic	$0.10	$0.28	$0.08	$0.11
Diluted	$0.10	$0.28	$0.08	$0.11

	Quarter
2014	First	Second	Third	Fourth
Revenues	$25,753,864	$37,836,265	$40,754,205	$32,697,113
Gross Profit	4,670,836	6,121,007	6,410,848	5,575,457
Income from Operations	3,761,920	5,131,707	4,929,301	3,589,978
Net income	2,533,294	3,572,107	3,372,944	2,228,015
Net income per share:
Basic	$0.13	$0.19	$0.18	$0.11
Diluted	$0.13	$0.19	$0.18	$0.11

(25) Condensed Financial Information of the Parent Company

The condensed financial statements of Orient Paper Inc. (“ONP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $49,612,606 and $52,649,848 as of December 31, 2015 and 2014, respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$8,840	$26,179
Prepayments and other current assets	-	62,500

Total current assets	8,840	88,679

Investment in subsidiaries	178,423,608	176,732,554

Total Assets	$178,432,448	$176,821,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Inter-company payable	$2,623,023	$1,875,867
Accrued payroll and employee benefit	-	-
Accrued liabilities	-	-
Insurance premium payable	-	-

Total current liabilities	2,623,023	1,875,867

Total liabilities	2,623,023	1,875,867

Total stockholders' equity	175,809,425	174,945,366

Total Liabilities and Stockholders' Equity	$178,432,448	$176,821,233

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended
	December 31,
	2015	2014	2013

Operating expenses
Selling, general and administrative expenses	$826,995	$1,492,940	$2,227,711
Loss from Operations	(826,995)	(1,492,940)	(2,227,711)
Equity in earnings of unconsolidated subsidiaries	12,369,200	13,199,300	15,242,276
Other Income (Expense)	-	-	83
Income before Income Taxes	11,542,205	11,706,360	13,014,648
Provision for Income Taxes	-	-	-
Net Income	$11,542,205	$11,706,360	$13,014,648
Other comprehensive income /(loss)	(10,678,146)	(125,143)	4,818,869
Total Comprehensive Income	$864,059	$11,581,217	$17,833,517

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2015	2014	2013
Net Cash (Used in) Provided by Operating Activities	$(764,495)	$(1,658,426)	$365,720

Net Cash Used in Investing Activities	-	-	-

Net Cash Provided by (Used in) Financing Activities	747,156	1,642,013	(323,032)

Net (Decrease) Increase in Cash and Cash Equivalents	(17,339)	(16,413)	42,688

Cash and Cash Equivalents - Beginning of Period	26,179	42,592	(96)

Cash and Cash Equivalents - End of Period	$8,840	$26,179	$(42,592)

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Jing Hao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company's internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2015.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of five directors.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until the next annual meeting of our stockholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	52	Chief Executive Officer and Chairman of the Board
Jing Hao	32	Chief Financial Officer
Dahong Zhou	36	Secretary
Marco Ku Hon Wai	41	Director
Wenbing Christopher Wang	44	Director
Fuzeng Liu	66	Director
Zhaofang Wang	60	Director

We have two classes of directors with each class elected in a different calendar year from the calendar year in which the other class of directors are elected. All directors are elected for a two-year term. The directors initially elected in Class I, Marco Ku Hon Wai and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2017 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The directors initially elected in Class II, Zhenyong Liu, Fuzeng Liu and Zhaofang Wang will serve until the annual meeting of stockholders in 2016 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Zhenyong Liu . Mr. Zhenyong Liu became a member of the Board of Directors, and was appointed as Chairman of the Board of Directors on November 30, 2007. Mr. Liu has also served as the Company's Chief Executive Officer since November 16, 2007, and serves as Chairman of Hebei Baoding Orient Paper Milling Company Limited (Orient Paper HB), a position he has held since 1996. From 1990 to 1996, he served as Plant Director of Xinxin Paper Milling Factory in Xushui District. Mr. Liu served as General Manager of the East Central Household Appliance Purchases and Supply Station from 1980 to 1989.

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

Marco Ku Hon Wai. Mr. Marco Ku Hon Wai has served on the Boardof Directors since November 3, 2014. Mr. Ku is the founder of Sensible Investment Company Limited, an investment consulting firm based in Hong Kong founded in 2013. He was previously Chief Financial Officer of China Marine Food Group Limited (OTC: CMFO) from July 2007 to October 2013. Prior to his position at China Marine Food Group Limited, Mr. Ku co-founded KISS Catering Group, a food and beverage business in Beijing from October 2005 to April 2007. Mr. Ku worked at KPMG LLP from 1996 to 2000, where his last held position was Assistant Manager. Mr. Ku received a bachelor’s degree in finance from the Hong Kong University of Science and Technology in 1996, and is currently a fellow member of the Hong Kong Institute of Certified Public Accountants.

Wenbing Christopher Wang. Mr. Wenbing Christopher Wang has served on the Board of Directors since October 28, 2009. Mr. Wang has also been serving as President and Director of Fushi Copperweld, Inc. (“Fushi”) since January 21, 2008.  Mr. Wang served as Fushi’s Chief Financial Officer from December 13, 2005 to August 31, 2009.  Prior to Fushi, Mr. Wang worked for Redwood Capital, Inc., China Century Investment Corporation, Credit Suisse First Boston and VC China in various capacities.  Fluent in both English and Chinese, Mr. Wang holds a master’s degree in business administration and finance and corporate accounting from Simon Business School of University of Rochester.  Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine.

Fuzeng Liu. Mr. Fuzeng Liu has been a member of the Board of Directors since November 30, 2007.  Mr. Liu has also served as Vice President of Orient Paper HB since 2002.  Previously, he served as Deputy Secretary of the Traffic Bureau of Xushui District from 1992 to 2002 and as Party Secretary of Dayin Town,Xushui District from 1988 to 1992.Mr. Liu also served as Head of the Cuizhuang Town, Xushui District from 1984 to 1988.  From 1977 to 1984, Mr. Liu worked at the committee office of Xushui District.

Zhaofang Wang. Ms. Zhaofang Wang has served on the Board of Directors since October 28, 2009.  Ms. Wang has served as Director of Research and Development at the China National Pulp & Paper Research Institute, a national research and higher education institution in the PRC, since November 2005.  From October 1999 to October 2005, Ms.Wang served as Director of the Department of Urban Development with the Ministry of Housing and Urban-Rural Development.  Ms. Wang, a certified senior economist, received a bachelor’s degree in economic management from Beijing University, Guanghua School of Management.

The Board of Directors believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board of Directors.  When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills.  Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.  Some of our directors have served in our operating entity, Orient Paper HB, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors.  Members of the Board of Directors are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Our Board of Directors has three committees - the Audit Committee, the Compensation Committee and the Nominating Committee.  The Audit Committeeis comprised of Marco Ku Hon Wai, Wenbing Christopher Wang and Zhaofang Wang, with Mr. Ku serving as chairman.  The Compensation Committee is comprised of Marco Ku Hon Wai, Wenbing Christopher Wang and Zhaofang Wang, with Ms. Zhaofang Wang serving as chairwoman.  The Nominating Committee is comprised of Marco Ku Hon Wai, Wenbing Christopher Wang and Zhaofang Wang, with Mr. Wenbing Christopher Wang serving as chairman.

Our Audit Committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor.  Our Board of Directors has determined that both Mr. Marco Ku Hon Wai and Mr. Wenbing Christopher Wang qualify as audit committee financial experts and have the accounting or financial management expertise as required under NYSE Rule 303A.07(a).  Our Board of Directors has also adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.  A copy of the audit committee’s current charter is available at the our corporate website at http://www.orientpaperinc.com/images/Audit%20Committee%20Charter.pdf

The Compensation Committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the Board of Directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.  The Compensation Committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers.   A copy of the compensation committee’s current charter is available at our corporate website at http://www.orientpaperinc.com/images/Compensation%20Committee%20Charter.pdf

The Nominating Committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally.  A copy of the nominating committee’s current charter is available at our corporate website at http://www.orientpaperinc.com/images/Nominating%20Committee%20Charter.pdf

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available at our corporate website at http://www.orientpaperinc.com/images/The%20Code%20of%20Business%20Ethics%20and%20Conduct.pdf

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2015:

Board of Directors	5
Audit Committee	6
Compensation Committee	1
Nominating Committee	1

The above table includes meetings held by means of a conference telephone call, but not actions taken by unanimous written consent.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Zhenyong Liu is our chairman and chief executive officer.  At the advice of other members of the management or the Board, Mr. Liu calls meetings of the Board of Directors when necessary.  We have three independent directors.  Our Board of Directors has three standing committees, each of which is comprised solely of independent directors with a committee chair.  The Board of Directors believes that the Company’s chief executive officer is best situated to serve as chairman of the Board of Directors because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. We believe that this leadership structure has served the Company well. Our Board of Directors has overall responsibility for risk oversight.  The Board of Directors has delegated responsibility for the oversight of specific risks to the committees as follows:

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

Our Board of Directors is responsible for approving all related party transactions according to our Code of Ethics. We have not adopted written policies and procedures specifically for related person transactions.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2015, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation

The following compensation table summarizes the cash and non-cash compensation earned during the years ended December 31, 2015, 2014 and 2013 by each person who served as principal executive officer, principal financial officer, and secretary during 2015.

						Non-Equity
						Incentive
				Stock	Option	Plan
Name and		Salary	Bonus	Awards(2)	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu,	2015	$38,461	-	$266,000	-	-	$304,461
Chairman, CEO	2014	$39,055	-	$-	-	-	$39,055
	2013	$38,745	-	$212,800	-	-	$251,545

Jing Hao	2015	$38,333	-	$-	-	-	$38,333
CFO (1)	2014	$7,550	-	$-	-	-	$7,550
	2013	$-	-	$-	-	-	$-

Dahong Zhou,	2015	$5,128	-	$-	-	-	$5,128
Secretary	2014	$3,179	-	$-	-	-	$3,179
	2013	$5,812	-	$10,640	-	-	$16,452

(1) On November 3, 2014, the Board of the Company appointed Ms. Jing Hao to the position of Chief Financial Officer of the Company and serve in accordance with the Bylaws of the Company and until her successor has been elected and has qualified, or until her earlier resignation, removal or death.

(2) The value of the Stock Award is determined by multiplying the number of restricted shares issued by the quoted closing price of the Company’s common stock on the date of the award, which was $2.66 as of December 31, 2013 and $3.45 as of January 12, 2012.

Employment Agreements

Mr. Zhenyong Liu receives a monthly salary of RMB 20,000 (approximately $3,205). On January 11, 2012, the Company awarded Mr. Zhenyong Liu 44,326 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $3.45 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Zhenyong Liu 8,000 shares of restricted common stock under the 2011 ISP and 2012 ISP, with a value of $2.66 per share, based on the closing price on the date of the stock issuance. On January 12, 2016, the Company issued Mr. Zhenyong Liu 200,000 shares restricted common stock under the 2015 ISP, with a value of $1.33 per share, based on the closing price on the date of the issuance.

Ms. Hao began receiving a monthly salary of RMB 20,000 (approximately $3,205) in January 2015.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013:

						Non-Equity
						Incentive
				Stock	Option	Plan
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Fuzeng Liu	2015	$8,077	-	$-	-	-	$8,077
Director	2014	$8,201	-	$-	-	-	$8,201
	2013	$8,039	-	$13,300	-	-	$21,339

Marco Ku Hon Wai	2015	$20,000	-	$9,975	-	-	$29,975
Director	2014	$3,360	-	$-	-	-	$3,360

Wenbing Christopher	2015	$20,000	-	$6,650	-	-	$26,650
Wang	2014	$20,000	-	$-	-	-	$20,000
Director	2013	$20,000	-	$13,300	-	-	$33,300

Zhaofang Wang	2015	$8,087	-	$-	-	-	$8,087
Director	2014	$8,136	-	$-	-	-	$8,136
	2013	$8,071	-	$-	-	-	$8,071

Effective November 1, 2014, Mr. Marco Ku Hon Wai began serving as our director and has received annual compensation of $20,000, payable on a monthly basis.  In addition, the Company agreed to issue Mr. Ku 7,500 shares of its common stock every year under the Company’s stock incentive plan. On January 12, 2016, the Company issued Mr. Ku 7,500 shares restricted common stock under the 2015 ISP for his services in 2015, with a value of $1.33 per share, based on the closing price on the date of the issuance. Mr. Ku will be reimbursed for his out-of-pocket expenses incurred in connection with his service to the Company.

Effective October 28, 2009, Mr. Wenbing Christopher Wang has served as our director and has received annual compensation of $20,000, payable on a monthly basis.  Mr. Wang also received 4,000 shares of common stock, a number equal to $20,000 divided by the closing price of the common stock on October 28, 2009, with piggyback registration rights subordinate to that held by investors in any past or future private placement of securities. On January 11, 2012, the Company awarded its independent director Mr. Wenbing Christopher Wang 15,820 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $3.45 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Wang 5,000 shares restricted common stock under the 2011 ISP and 2012 ISP for, with a value of $2.66 per share, based on the closing price on the date of the stock issuance. On January 12, 2016, the Company issued Mr. Wang 5,000 shares restricted common stock under the 2015 ISP, with a value of $1.33 per share, based on the closing price on the date of the issuance.

Effective October 28, 2009, Ms. Zhaofang Wang has served as our director and has received annual compensation of RMB 50,000, payable on a monthly basis.

On December 31, 2013, Mr. Fuzeng Liu received 5,000 shares of restricted common stock from our 2011 and 2012 ISPs. The value of the stock award is determined by the closing price of the Company’s common stock on the date of the award, which was $2.66 as of December 31, 2013.

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

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2015 or options outstanding as of December 31, 2015.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of December 31, 2015.

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

*Less than 1% of the Company’s issued and outstanding common shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

Mr. Zhenyong Liu is our Chief Executive Officer, Chairman, and a principal stockholder of the Company. He loaned money to Orient Paper HB for working capital purposes. The unsecured loan of Mr. Liu bears an initial interest rate of 5.85% per annum, which is equal to the rate of the People’s Bank of China at the time of the loan. The term was 3 years and starts from January 1, 2010 and as due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu extended the maturity date to December 31, 2015 and the annual interest rate was changed to 6.15% per annum at the time of the extension, which is equal to the rate of the People’s Bank of China at the time of extension. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. Approximately $440,948 of interest was still due to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2015. The balance of the loan was $nil and $2,386,978 as of December 31, 2015 and 2014, respectively.

Mr. Zhenyong Liu loaned $9,239,867 and $9,805,524 as of December 31, 2015 and 2014 to Orient Paper HB for working capital purposes with an initial interest rate of 6%, which was set on the basis of the primary lending rate of the People’s Bank of China at the time of the loan. The loan is unsecured and expires on December 10, 2017.

On March 1, 2015, we entered into an agreement with Mr. Zhenyong Liu pursuant to which Orient Paper HB may borrow from Mr. Liu up to RMB120,000,000 (approximately $18,479,734) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,619,933 was drawn from the facility, which carries an interest rate of 5.25%. The loan matures on July 12, 2018.

As of December 31, 2015 and 2014, total amounts due to Mr. Liu were $13,859,800 and $12,192,502, respectively.

The interest expenses incurred for the above related party loans were $740,150 and $194,692 for the years ended December 31, 2015, and 2014, respectively. The accrued interest owned to Mr. Zhenyong Liu was approximately $552,115 and $761,242 and was recorded as part of the currently liabilities as December 31, 2015 and 2014, respectively.

On January 20, 2016, our principal shareholder, Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of certain accrued interest on his loan to Orient Paper HB until the Company’s quarterly or annual financial statements filed with the SEC show a satisfactory working capital level.

During the years ended December 31, 2015 and 2014, the Company borrowed $439,000 and $793,500 respectively, from shareholders to pay for various expenses incurred in the United States. The amount is due on demand with no interest. The Company repaid these amounts in full at December 31, 2015 and 2014, respectively.

Sale of Headquarters Real Properties to a Related Party

As discussed under the “Liquidity and Capital Resources - Relocation of Facilities and Sale of Headquarters Compound Real Properties,” on August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the LUR, the Industrial Buildings, and the Dormitories to Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, for cash of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In November 2012, Hebei Fangsheng provided the Company with a payment of approximately $1,075,606 earnest money deposit payment in connection with the sale, which would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. The Company recorded the receipt of the earnest money deposit as a security deposit as of December 31, 2012 accordingly. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $153,998. As of December 31, 2015, the Company accrued rent due to Hebei Fangsheng in the amount of $368,751.

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

The sale was conducted on an arms-length basis, and was reviewed by the Company’s Audit Committee and approved by the Board of Directors as discussed above. The $2.77 million sale price of the LUR was determined by the valuation from a government designated appraisal, which was 3.35% higher than a second independent appraisal commissioned by the Company. The $1.15 million sale price of the Industrial Buildings was determined by negotiation between the Company and Hebei Fangsheng and is equal to the appraised value based on the assumption that the use of the buildings would be continued until they are retired. Based on the assumption that such buildings would have to be torn down to comply with the re-zoning requirements, a second independent appraisal obtained by the Company put the value at $0.4 million. Although the Company and Hebei Fangsheng agreed to set the sale price of the Dormitories at the Company’s original construction cost of the three dormitory buildings for $4.31 million, an independent appraisal shows that the value for the three buildings as employee dormitories was $4.64 million.

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

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transaction whether or not such transactions exceed $120,000.  We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has three independent directors, Marco Ku Hon Wai, Wenbing Christopher Wang, and Zhaofang Wang, as that term is defined under the NYSE MKT Company Guide.

Item 14.	Principal Accountant Fees and Services

Audit Fees

We incurred approximately $252,399 for professional services rendered by our registered independent public accounting firm, BDO ChinaShu Lun Pan CPAs LLP, for the audit of the Company’s financial statements for 2015. Further, in 2015, we incurred approximately $110,575 for the reviews of the Company’s quarterly reports by BDO China Shu Lun Pan CPAs LLP.

We incurred approximately $256,293 for professional services rendered by our registered independent public accounting firm, BDO China Shu Lun Pan CPAs LLP, for the audit of the Company’s financial statements for 2014. Further, in 2014, we incurred approximately $112,281 for the reviews of the Company’s quarterly reports by BDO China Shu Lun Pan CPAs LLP.

Audit-Related Fees

Orient Paper did not incur any audit-related fees to BDO China Shu Lun Pan CPAs LLP in 2015.

Orient Paper incurred a $5,650 fee to BDO China Shu Lun Pan CPAs LLP in May and June 2014 for their consents to reference the prior year’s auditor’s report in our Registration Statement on Form S-3 and Form S-3/A.

Orient Paper incurred a $19,373 fee to BDO China Shu Lun Pan CPAs LLP in August 2014 for the comfort letter.

Tax Fees

Orient Paper incurred approximately $12,869 and $22,631 in fees to KPMG Hong Kong for tax compliance or tax consulting services during the years ended December 31, 2015 and 2014.

All Other Fees

Orient Paper did not incur any fees from its registered independent public accounting firm for services rendered to Orient Paper, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended December 31, 2015 and 2014.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2015, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007.
3.1	Articles of Incorporation, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007
3.3	Bylaws, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006
4.1	Specimen of Common Stock certificate, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006
4.2	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui District Dayin Township Wuji Village Committee and Party Branch, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010
10.2	Land Use Rights Certificate, dated March 10, 2003, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010
10.3	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Orient Paper HB and Orient Paper Shengde, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.4	Proxy Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.5	Loan Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.6	Call Option Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.7	Share Pledge Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.8	Call Option Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010
10.9	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010
10.10	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”), incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.11	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”)., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.12	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.13	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.14	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.15	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and HebeiShuangxing Paper Co., Ltd., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009

10.16	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between Orient Paper, Inc. and Roth Capital Partners, LLC, incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010
10.17	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Orient Paper Milling Company Limited for the purchase of a series of paper machineries and equipment, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010
10.18	Letter from Mr. Zhenyong Liu regarding postponement of interest payments by Orient Paper, Inc., incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 25, 2014.
10.19

Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Orient Paper Milling Co., Ltd. and Shanghai Pudong Development Bank Inc., Baoding Branch, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 25, 2014.

10.20	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Orient Paper Milling Co., Ltd. and Rural Credit Union of Xushui County, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.
10.21	Engagement Letter, dated as of June 3, 2014, between the Company and H.C. Wainwright & Co., LLC and amendments dated as of July 1, 2014, August 19, 2014 and August 25, 2014, incorporated by reference to exhibits 1.1, 1.2, 1.3 and 1.4 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.22	Securities Purchase Agreement, dated August 25, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.23	Appointment Letter dated November 3, 2014, by and between Orient Paper, Inc. and Marco Ku Hon Wai, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 6, 2014.
10.24	Loan Agreement dated December 2, 2014, by and between Orient Paper, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.
10.25	Loan Agreement dated March 1, 2015, by and between Orient Paper, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 25, 2014.
10.26	Agreement dated July 1, 2015, among China Orient, Hebei Baoding Orient Paper Milling Company Limited, Baoding Shengde Paper Co., Ltd., Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2015
14.1	Code of Ethics and Business Conduct, incorporated by reference to the Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013
21.1	Lists of Subsidiaries, incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 23, 2016

ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	March 23, 2016
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	March 23, 2016
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	March 23, 2016
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	March 23, 2016
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	March 23, 2016
Wenbing Christopher Wang

/s/ Zhaofang Wang	Director	March 23, 2016
Zhaofang Wang

