Form 10-Q
period 2016-03-31
Orient Paper Inc.
filed 2016-05-11
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-34577

ORIENT PAPER, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4158835
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

Science Park, Juli Rd, Xushui District, Baoding City Hebei Province, The People’s Republic of China 072550
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

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 11, 2016: 21,450,316.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$3,651,469	$2,641,917
Restricted cash	8,729,029	10,779,845
Accounts receivable (net of allowance for doubtful accounts of $73,693 and $38,865 as of March 31, 2016 and December 31, 2015, respectively)	3,616,350	1,904,396
Inventories	9,881,477	9,205,420
Prepayments and other current assets	499,459	1,812,415

Total current assets	26,377,784	26,343,993

Prepayment on property, plant and equipment	1,411,503	1,404,460
Property, plant, and equipment, net	203,317,757	206,191,158
Value-added tax recoverable	3,109,586	3,266,454
Deferred tax assets	2,025,261	1,420,854

Total Assets	$236,241,891	$238,626,919
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$13,929,301	$13,859,800
Current obligations under capital lease	6,761,558	6,860,412
Accounts payable	849,581	253,425
Notes payable	8,729,029	13,859,800
Due to a related party	409,292	368,751
Accrued payroll and employee benefits	291,894	531,912
Other payables and accrued liabilities	4,645,158	3,902,971
Income taxes payable	1,305,529	600,876

Total current liabilities	36,921,342	40,237,947

Loans from credit union	5,200,272	5,174,325
Loans from a related party	13,929,301	13,859,800
Deferred gain on sale-leaseback	274,400	327,637
Long-term obligations under capital lease	3,166,457	3,217,785

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $59,457,062 and $62,775,049 as of March 31, 2016 and December 31, 2015, respectively)	59,491,772	62,817,494

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 21,450,316 and 20,316,400 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	21,450	20,316
Additional paid-in capital	50,635,243	49,218,982
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	7,240,214	6,343,019
Retained earnings	112,772,638	114,146,534

Total stockholders' equity	176,750,119	175,809,425

Total Liabilities and Stockholders' Equity	$236,241,891	$238,626,919

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$27,914,333	$26,504,344

Cost of Sales	(24,148,449)	(21,517,611)

Gross Profit	3,765,884	4,986,733

Selling, general and administrative expenses	(4,346,251)	(1,706,392)

Income (Loss) from Operations	(580,367)	3,280,341

Other Income (Expense):
Interest income	30,787	48,808
Subsidy income	-	230,043
Interest expense	(720,889)	(648,218)

Income (Loss) before Income Taxes	(1,270,469)	2,910,974

Provision for Income Taxes	(103,427)	(805,485)

Net Income (Loss)	(1,373,896)	2,105,489

Other Comprehensive Income:
Foreign currency translation adjustment	897,195	(667,546)

Total Comprehensive Income (Loss)	$(476,701)	$1,437,943

Earnings (Loss) Per Share:

Basic and Fully Diluted Earnings per Share	$(0.06)	$0.10

Weighted Average Number of Shares

Outstanding - Basic and Fully Diluted	21,311,726	20,316,400

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash Flows from Operating Activities:
Net income (loss)	$(1,373,896)	$2,105,489
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,167,672	2,514,884
Allowance for bad debts	34,325	2,132
Share-based compensation expenses	1,417,395
Deferred tax	(591,959)	(150,970)
Changes in operating assets and liabilities:
Accounts receivable	(1,721,557)	(106,604)
Prepayments and other current assets	1,481,966	2,093,569
Inventories	(624,282)	(3,818,979)
Accounts payable	589,584	839,255
Notes payable	(5,153,927)	(5,958,777)
Accrued payroll and employee benefits	(240,522)	(136,260)
Other payables and accrued liabilities	833,835	(315,737)
Income taxes payable	695,387	956,456
Net Cash Used in Operating Activities	(485,979)	(1,975,542)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(428,842)	(2,671,647)
Net Cash Used in Investing Activities	(428,842)	(2,671,647)

Cash Flows from Financing Activities:
Proceeds from related party loans	14,000	80,000
Repayments of related party loans	(14,000)	(80,000)
Payment of capital lease obligation	(198,931)	(471,459)
Release of restricted cash	2,086,113	3,793,429
Net Cash Provided by Financing Activities	1,887,182	3,321,970

Effect of Exchange Rate Changes on Cash and Cash Equivalents	37,191	(21,687)

Net Increase/(Decrease) in Cash and Cash Equivalents	1,009,552	(1,346,906)

Cash and Cash Equivalents - Beginning of Period	2,641,917	3,891,473

Cash and Cash Equivalents - End of Period	$3,651,469	$2,544,567

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$539,987	$302,281
Cash paid for income taxes	$-	$-

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

On October 29, 2007, pursuant to an agreement and plan of merger (the “Merger Agreement”), the Company acquired DongfangZhiye Holding Limited (“Dongfang Holding”), a corporation formed on November 13, 2006 under the laws of the British Virgin Islands, and issued the shareholders of Dongfang Holding an aggregate of 7,450,497 (as adjusted for a four-for-one reverse stock split effected in November 2009) shares of our common stock, which shares were distributed pro-rata to the shareholders of Dongfang Holding in accordance with their respective ownership interests in Dongfang Holding. At the time of the Merger Agreement, Dongfang Holding owned all of the issued and outstanding stock and ownership of Orient Paper HB and such shares of Orient Paper HB were held in trust with Zhenyong Liu, Xiaodong Liu and Shuangxi Zhao, for Mr. Liu, Mr. Liu and Mr. Zhao (the original shareholders of Orient Paper HB) to exercise control over the disposition of Dongfang Holding’s shares in Orient Paper HB on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of Orient Paper HB’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of Orient Paper HB’s shares. As a result of the merger transaction, Dongfang Holding became a wholly owned subsidiary of the Company, and Dongfang Holding’s wholly owned subsidiary, Orient Paper HB, became an indirectly owned subsidiary of the Company.

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the three months ended March 31, 2016 and 2015 were 98.88% and 100.00%, respectively. Orient Paper HB also accounted for 86.03% and 85.96% of the total assets of the Company as of March 31, 2016 and December 31, 2015, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2016 and December 31, 2015, details of the Company’s subsidiaries and variable interest entities are as follows:

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Orient Paper HB in the table below. The aggregate carrying value of Orient Paper HB’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,282,680	$2,363,525
Restricted cash	8,729,029	10,779,845
Accounts receivable	3,610,974	1,904,396
Inventories	9,604,295	8,741,974
Prepayments and other current assets	333,712	1,792,188

Total current assets	25,560,690	25,581,928

Prepayment on property, plant and equipment	1,411,503	1,404,460
Property, plant, and equipment, net	174,562,507	176,913,064
Deferred tax assets	1,703,569	1,217,896

Total Assets	$203,238,269	$205,117,348

LIABILITIES

Current Liabilities
Short-term bank loans	$13,929,301	$13,859,800
Current obligations under capital lease	6,761,558	6,860,412
Accounts payable	839,670	253,425
Notes payable	8,729,029	13,859,800
Due to a related party	409,292	368,751
Accrued payroll and employee benefits	277,951	503,203
Other payables and accrued liabilities	4,634,176	3,889,235
Income taxes payable	1,305,619	600,876

Total current liabilities	36,886,596	40,195,502

Loans from credit union	5,200,272	5,174,325
Loans from a related party	13,929,301	13,859,800
Deferred gain on sale-leaseback	274,400	327,637
Long-term obligations under capital lease	3,166,457	3,217,785

Total liabilities	$59,457,026	$62,775,049

No creditor (or beneficial interest holders) of the VIE have recourse to the general credit of the Primary Beneficiaries in normal.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 of Orient Paper, Inc. a Nevada corporation, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “Orient Paper”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future period.

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments, were classified as Level 1 of the fair value hierarchy; while loans from Credit union, loans from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The carrying amount of the stock warrants is recorded at fair value and is determined using the Binominal pricing model based on the Company's stock price at the measurement date, exercise price of the warrant, risk-free rate and historical volatility. The Company classified these instruments as a Level 3 of the fair value hierarchy. See Note (13) below.

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

Liquidity and Going Concern

As of March 31, 2016 the Company had current assets of $26,377,784 and current liabilities of $36,921,342 (including amounts due to related parties of $1,146,998, resulting in a working capital deficit of approximately $10,543,558; while as of December 31, 2015, the Company had current assets of $26,343,993 and current liabilities of $40,237,947 (including amounts due to related parties of $920,866), resulting in a working capital deficit of approximately $13,893,954. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 10, 2014, the Company entered an agreement with the Company’s Chairman and Chief Executive Officer (“CEO”), Mr. Zhenyong Liu, to loan $9,286,201 to the Company for working capital purpose with an annual interest rate based on the People’s Bank of China at of the time of receipt and was set at 5.25% per annum. (see Note (9) below). The accrued interest under this agreement owned to Mr. Zhenyong Liu was approximately $168,312, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of March 31, 2016 (see Note (11) below).

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from the CEO with an amount up to $18,572,401 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of March 31, 2016, $4,643,100 was drawn from the facility.

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

On July 13, 2015, the Company and Mr. Zhenyong Liu entered into an agreement to loan $4,643,100 (RMB30,000,000) to the Company, with an annual interest rate based on the People’s Bank of China at of the time of receipt and was set at 5.25% per annum. (see Note (9) below). The accrued interest under this agreement owned to Mr. Zhenyong Liu was approximately $172,665, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of March 31, 2016 (see Note (11) below).

On December 31, 2015, the Company paid off a loan of $2,249,279 from Mr. Zhenyong Liu due to expiry, together with the interest of $391,374 through year 2013 to 2015. (see Note (9) below). As a result, regarding to the loan, there was still approximately $396,729 of interest due to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of March 31, 2016 (see Note (11) below).

On May 4, 2016, Mr. Zhenyong Liu agreed to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $737,706, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of March 31, 2016 (see Note (11) below).

On May 4, 2016, Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $409,292 and $368,751, which was recorded in due to a related party as part of the current liabilities as of March 31, 2016 and December 31, 2015, respectively. (see Note (9) below).

Although management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months, there are no guarantees that these financial resources will be secured. Therefore, there is a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) Restricted Cash

Restricted cash of $8,729,029 as of March 31, 2016 was presented for the cash deposited at the Bank of Hebei and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks (see Note (10)). The restriction will be lifted upon the maturity of the notes payable from April 23, 2016 through August 3, 2016.

Restricted cash of $10,779,845 as of December 31, 2015 was presented for the cash deposited at the Bank of Hebei, and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks (see Note (10)). The restriction has been/will be lifted upon the maturity of the notes payable from January 7, 2016 through April 23, 2016.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Raw Materials
Recycled paper board	$5,538,985	$4,416,252
Recycled white scrap paper	2,128,891	1,880,323
Coal	418,864	453,665
Base paper and other raw materials	275,855	296,272
	8,362,595	7,046,512
Finished Goods	1,518,882	2,158,908
Totals	$9,881,477	$9,205,420

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Recoverable VAT	$153,222	$453,964
Prepayment for purchase of materials	12,382	884,932
Prepaid land lease	325,017	461,993
Others	8,838	11,526
	$499,459	$1,812,415

(6) Prepayment on property, plant and equipment

As of March 31, 2016 and December 31, 2015, prepayment on property, plant and equipment consisted of $1,411,503 and $1,404,460, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 65,023 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed in year 2016.

(7) Property, plant and equipment, net

As of March 31, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2016	2015
Property, Plant, and Equipment:
Land use rights	$7,342,275	$7,305,641
Building and improvements	99,797,429	99,299,487
Machinery and equipment	133,451,281	132,785,421
Vehicles	669,128	665,789
Construction in progress	22,158,680	21,697,207
Totals	263,418,793	261,753,545
Less: accumulated depreciation and amortization	(60,101,036)	(55,562,387)
Property, Plant and Equipment, net	$203,317,757	$206,191,158

As of March 31, 2016 and December 31, 2015, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of March 31, 2016 and December 31, 2015. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment. See “ Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

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

The capital lease asset cost were $26,120,512 and $25,990,183 as of March 31, 2016 and December 31, 2015, respectively. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the three months ended March 31, 2016 and 2015, depreciation of Leased Equipment were $416,751 and $412,870, respectively. The accumulated depreciation of the leased asset were $4,401,386 and $3,961,025 as of March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016 and 2015, the gain realized on sale-leaseback transaction were $54,391 and $115,460, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-lease back are $274,400 and $327,637 as of March 31, 2016 and December 31, 2015, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in the first half of 2016. For the three months ended March 31, 2016 and 2015, the amount of interest capitalized is $17,054 and $17,739, respectively.

As of March 31 2016 and December 31, 2015, certain property, plant and equipment of Orient Paper HB with net values of $12,423,084 and $14,236,083 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of March 31 2016 and December 31, 2015, certain of the Company’s property, plant and equipment in the amount of $28,945 and $29,175 have been pledged for the facility obtained from Bank of Hebei. In addition, land use right with net values of $6,767,130 and $6,769,894 as of March 31, 2016 and December 31, 2015 was pledged for the saleleaseback financing. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

As of March 31, 2016 and December 31, 2015, essentially all production equipment of Orient Paper Shengde with net value of $28,231,003 and $28,745,628 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $4,167,672 and $2,514,884 for the three months ended March 31, 2016 and 2015, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Loans Payable

Short-term bank loans

		March 31,	December 31,
		2016	2015
Industrial & Commercial Bank of China ( “ICBC”) Loan 1	(a)	$3,095,400	$3,079,956
The Commercial Bank of the City of Zhangjiakou	(b)	7,738,501	7,699,888
ICBC Loan 2	(c)	3,095,400	3,079,956
Total short-term bank loans		$13,929,301	$13,859,800

(a)

On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,095,400 and $3,079,956 as of March 31, 2016 and December 31, 2015, respectively. The loan bears an interest rate of 5.06% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The loan is due on September 6, 2016. The working capital loan was guaranteed by Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), a independent third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(b)

On October 15, 2015, the Company entered into a working capital loan agreement with the Commercial Bank of the City of Zhangjiakou, with a balance of $7,738,501 and $7,699,888 as of March 31, 2016 and December 31, 2015, respectively. The loan bears a fixed interest rate of 11.88% per annum. The loan is due on October 15, 2016. The working capital loan was guaranteed by the Company’s CEO and his wife, as well as Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(c)	On December 11, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,095,400 and $3,079,956 as of March 31, 2016 and December 31, 2015, respectively. The loan bears an interest rate of 4.785% per annum at the time of funding. The loan is due on December 9, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2016, there were guaranteed short-term borrowings of $13,929,301 and unsecured bank loans of $nil. As of December 31, 2015, there were guaranteed short-term borrowings of $13,859,800 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2016 and 2015 were approximately 8.79% and 8.21%, respectively.

Long-term loans from credit union

As of March 31, 2016 and December 31, 2015, loans payable to Rural Credit Union of Xushui County, amounted to $5,200,272 and $5,174,325, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $193,463, of which $131,555 was paid ahead of its original repayment schedule as of March 31, 2016. As of March 31, 2016 and December 31, 2015, total outstanding loan balance was $1,331,022 and $1,324,380 respectively, which was presented as non-current liabilities in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $12,423,084 and $14,236,083 as of March 31, 2016 and December 31, 2015, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $201,201, of which $123,816 was paid ahead of its original repayment schedule as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the total outstanding loan balance was $3,869,250 and $3,849,945 respectively, which was presented as non-current liabilities in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2016 and 2015 were $406,717 and $327,707, respectively.

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

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially), which is approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease were $3,166,457 and $3,217,785 as of March 31, 2016 and December 31, 2015, which is net of its current portion in the amount of $6,761,558 and $6,860,412, respectively.

Total interest expenses for the sale-leaseback arrangement for the three months ended March 31, 2016 and 2015 were $150,033 and $156,054, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the Leased Equipment. In term of the extension of the new payment schedule, the deferred gain is being amortized over the remaining lease term up to June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $6,767,130 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $28,231,003 and $28,745,628 as of March 31, 2016 and December 31, 2015, respectively.

The future minimum lease payments of the capital lease as of March 31, 2016 were as follows:

March 31,	Amount
2016	$7,134,898
2017	3,214,057
Totals	10,348,955
Less: Discount	(420,940)
9,928,015
Less: Current portion of obligation under capital lease, net	(6,761,558)
Long-term obligation under capital lease, net	$3,166,457

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Related Party Transactions

The Company’s CEO loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. An approximately $396,728 of interest was still due to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of March 31, 2016.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $9,286,201 and $9,239,867 as of March 31, 2016 and December 31, 2015, to Orient Paper HB for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was borrowed on December 10, 2014, and will be due on December 10, 2017.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $18,572,401 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan would be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,643,100 was drawn from the facility, which carried an interest rate of 5.25%. The loan matures on July 12, 2018.

As of March 31, 2016 and December 31, 2015, total amount of loans due to Mr. Zhenyong Liu were $13,929,301 and $13,859,800, respectively. The interest expenses incurred for such related party loans are $181,193 and $182,196 for the three months ended March 31, 2016 and 2015, respectively. On May 4, 2016, the Company’s CEO agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Zhenyong Liu was approximately $737,706 and $552,115, as of March 31, 2016 and December 31, 2015, respectively, which was recorded in other payables and accrued liabilities (see Note (11) below) as part of the current liabilities.

During the three months ended March 31, 2016 and 2015, the Company borrowed $14,000 and $80,000, respectively, from shareholders to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by the end of the period.

Lease of Headquarters Compound Real Properties from a Related Party

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $154,770 (RMB1,000,000). On May 4, 2016, Hebei Fangsheng agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $409,292 and $368,751, which was recorded as part of the current liabilities as of March 31, 2016 and December 31, 2015, respectively.

Sales of the LUR and the Industrial Buildings were completed in year 2013.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Notes payable

As of March 31, 2016, the Company had bank acceptance notes of $990,528 and $7,738,501 from the Bank of Hebei and the Commercial Bank of the City of Zhangjiakou, respectively, to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $8,729,029 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. The acceptance notes will become due and payable on various dates starting from April 23, 2016 through August 3, 2016.

As of December 31, 2015, the Company had bank acceptance notes of $6,159,911 and $7,699,889 from the Bank of Hebei and the Commercial Bank of the City of Zhangjiakou, respectively, to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $10,779,845 in the bank. The banking facility obtained from the Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $29,175, and guaranteed by the Company’s CEO and his wife, two directors of the Company’s subsidiaries and five independent third parties. The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. Acceptance notes of $6,190,800 were due and repaid in January 2016 and the remaining will become due in April 2016.

(11) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2016	2015
Accrued electricity	$332,460	$168,840
Value-added tax payable	414,961	-
Accrued interest to a related party	737,706	552,115
Accrued bank loan interest	74,341	73,970
Payable for purchase of equipment	3,028,724	3,093,239
Others	56,966	14,807
Totals	$4,645,158	$3,902,971

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Common Stock

Issuance of common stock pursuant to the 2012 Incentive Stock Plan and 2015 Omnibus Equity Incentive

On January 12, 2016, the Company granted an aggregate of 1,133,916 shares of common stock under its compensatory incentive plans to nine officers, directors and employees of and a consultant when the stock was at $1.25 per share, as compensation for their services in the past years, of which 168,416 shares of common stock were granted under the 2012 Incentive Stock Plan and 965,500 shares were granted under the 2015 Omnibus Equity Incentive. Please see Note (16), Stock Incentive Plans for more details. Total fair value of the stock was calculated at $1,417,395 as of the date of grant.

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

Three months ended March 31, 2016
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No warrants were issued, exercised, cancelled or expired during the three months ended March 31, 2016. As of March 31, 2016, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the three months ended March 31, 2015. As of December 31, 2015, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

(14) Earnings Per Share

For the three months ended March 31, 2016 and 2015, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31,
	2016	2015
Basic income/(loss) per share
Net income(loss) for the period - numerator	$(1,373,896)	$2,105,489
Weighted average common stock outstanding - denominator	21,311,726	20,316,400
Net income(loss) per share	$(0.06)	$0.10

Diluted income/(loss) per share
Net income(loss) for the period - numerator	$(1,373,896)	$2,105,489
Weighted average common stock outstanding - denominator	21,311,726	20,316,400
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,311,726	20,316,400
Diluted income(loss) per share	$(0.06)	$0.10

For the three months ended March 31, 2016 and 2015, 820,312 warrants shares are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the three months ended March 31, 2015 were lower than the warrants exercise price. For the three months ended March 31, 2016, there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Provision for Income Taxes
Current Tax Provision PRC	$636,266	$956,455
Deferred Tax Provision PRC	(532,839)	(150,970)
Total Provision for Income Taxes	$103,427	$805,485

During the three months ended March 31, 2016 and 2015, the effective income tax rate was estimated by the Company to be -8.14% and 27.7%, respectively.

The following table reconciles the PRC statutory rates to the Company's effective tax rate for:

	Three Months Ended March 31,
	2016	2015
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	11.7	(0.9)
Effect of expenses not deductible for PRC tax purposes	(0.6)	0.1
Change in valuation allowance	(44.2)	3.5
Effective income tax rate	(8.1)%	27.7%

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2016 and December 31, 2015, management considered that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three months ended March 31, 2016 and 2015, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

2015 Incentive Plan

On August 29, 2015, the Company’s Annual General Meeting approved the 2015 Omnibus Equity Incentive Plan of Orient Paper, Inc. (the “2015 ISP”) as previously adopted by the Board of Directors on July 10, 2015. Under the 2015 ISP, the Company may grant an aggregate of 1,500,000 shares of the Company’s common stock to the directors, officers, employees and/or consultants of the Company and its subsidiaries. On January 12, the Compensation Committee granted unrestricted common shares of 1,133,916, of which 168,416 shares were granted under the 2012 ISP and 965,500 shares under the 2015 ISP, to certain officers, directors, employees and a consultant of the Company as compensation for their services in the past years. Total fair value of the stock was calculated at $1,417,395 as of the date of issuance at $1.25 per share.

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,572 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $557,172 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (9) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $154,770 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years before the relocation completed.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

March 31,	Amount
2017	630,762
2018	575,744
2019	575,744
2020	575,744
2021	575,744
Thereafter	3,542,686
Total operating lease payments	$6,476,424

Capital commitment

As of March 31, 2016, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $17,226,574 and $17,429,301 as of March 31, 2016 and December 31, 2015, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company was a party to enter into contracts to indemnify a third party for certain liabilities, and as of March 31, 2016 and December 31, 2015, the Company guaranteed the third party’s long-term loan from the financial institutions amounting to $8,667,121 (RMB56,000,000) and $8,623,876 (RMB56,000,000) that matured at various times in 2018, as a guarantor. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. The Company believes that the liabilities for potential future payments of these guarantees and indemnities are not probable.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended March 31, 2016
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$27,601,565	$312,768	$-	$-	$27,914,333
Gross Profit	4,009,947	(244,063)	-	-	3,765,884
Depreciation and amortization	3,930,916	236,756	-	-	4,167,672
Interest income	30,546	241	-	-	30,787
Interest expense	720,889	-	-	-	720,889
Income tax expense(benefit)	160,974	(57,547)	-	-	103,427
Net Income (Loss)	473,779	(197,821)	(1,649,854)	-	(1,373,896)
Total Assets	203,238,269	32,979,683	23,939	-	236,241,891

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2015
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$26,504,344	$-	$-	$-	$26,504,344
Gross Profit	4,986,733	-	-	-	4,986,733
Depreciation and amortization	2,262,688	252,196	-	-	2,514,884
Interest income	48,316	492	-	-	48,808
Interest expense	648,218	-	-	-	648,218
Income tax expense(benefit)	874,254	(68,769)	-	-	805,485
Net Income (Loss)	2,638,118	(231,747)	(300,882)	-	2,105,489

	Year Ended December 31, 2015
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total Assets	$205,117,348	$33,500,731	$8,840	$-	$238,626,919

(19) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2016 and 2015, the Company had no single customer contributed over 10% of total sales. For the three months ended March 31, 2016, the Company had three major suppliers accounted for 65%, 14% and 7% of total purchases. For the three months ended March 31, 2015, the Company had three major suppliers accounted for 66%, 18% and 8% of total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of March 31, 2016 and December 31, 2015. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$78,600) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2016 and December 31, 2015, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB22,010,451 (US$3,406,558) as of March 31, 2016.

(21) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this Update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB Statement No. 123(R), Share-Based Payment. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2016 and 2015 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

In this quarterly report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our” and “us” refer to Orient Paper, Inc. and its PRC subsidiary and variable interest entities, unless the context requires otherwise.

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

Results of Operations

Revenue for the three months ended March 31, 2016 was $27,914,333, an increase of $1,409,989, or 5.32%, from $26,504,344 for the three months ended March 31, 2015.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

   Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended March 31, 2016 was $27,601,565, an increase of $1,097,221, or 4.14%, from $26,504,344 for the three months ended March 31, 2015. This was mainly driven by the launch of the commercial production of tissue paper products in Wei County Industry Park in June 2015. Tissue paper products contributed $1,594,341 of sales in the first quarter of 2016.

Total quantities of offset printing paper, corrugating medium paper and tissue paper products sold during the three months ended March 31, 2016 amounted to 70,152 tonnes, an increase of 7,007 tonnes, or 11.10%, compared to 63,145 tonnes sold during the three months ended March 31, 2015. We sold 1,267 tonnes of tissue paper products in the first quarter of 2016 as opposed to none in the same period of 2015. Total quantities of CMP and offset printing paper sold increased by 5,740 tonnes in the first quarter of 2016 as compared to the first quarter of 2015. The changes in revenue and in quantities sold for the three months ended March 31, 2016 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2016		March 31, 2015		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	49,002	$15,895,723	44,770	$16,509,041	4,232	$(613,318)	9.45%	-3.72%
Light-Weight CMP	8,998	$2,976,486	8,501	$3,194,092	497	$(217,606)	5.85%	-6.81%
Total CMP	58,000	$18,872,209	53,271	$19,703,133	4,729	$(830,924)	8.88%	-4.22%
Offset Printing Paper	10,885	$7,135,015	9,874	$6,801,211	1,011	$333,804	10.24%	4.91%
Tissue Paper Products	1,267	$1,594,341	n/a	n/a	1,267	$1,594,341	n/a %	n/a %
Total CMP, Offset Printing Paper and Tissue Paper Products Revenue	70,152	$27,601,565	63,145	$26,504,344	7,007	$1,097,221	11.10%	4.14%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended March 31, 2016, is summarized below:

The Average Selling Prices (ASPs) for our major products in the three months ended March 31, 2015 and 2016 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-weight CMP ASP	Tissue Paper Products ASP
Three Months ended March 31, 2015	$689	$369	$376	$	n/a
Three Months ended March 31, 2016	$655	$324	$331		$1,258
Increase/(decrease) from comparable period in the previous year	$(34)	$(45)	$(45)		n/a
Increase/(decrease) as a percentage	-4.93%	-12.20%	-11.97%		n/a	%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of digital photo paper and tissue paper products) for the 24 month period ended March 31, 2016:

Corrugating Medium Paper

Revenue from CMP amounted to $18,872,209 (68.37% of the total offset printing paper, CMP and tissue paper products revenue) for the three months ended March 31, 2016, representing a decrease of $830,924, or 4.22%, from revenue of $19,703,133 for the comparable period in 2015. We sold 58,000 tonnes of CMP in the three months ended March 31, 2016, as compared to 53,271 tonnes for the same period in 2015, representing an 8.88% increase in quantities sold.

ASP for Regular CMP dropped from $369/tonne for the three months ended March 31, 2015 to $324/tonne for the three months ended March 31, 2016, representing a 12.20% decrease. ASP in RMB for Regular CMP for the first quarter of 2015 and 2016 were RMB2,265 and RMB2,108, respectively, representing a 6.92% decrease. The quantity of Regular CMP produced and sold increased by 4,232 tonnes, from 44,770 tonnes in the first quarter of 2015, to 49,002 tonnes in the first quarter of 2016.

ASP for Light-Weight CMP dropped from $376/tonne for the three months ended March 31, 2015 to $331/tonne for the three months ended March 31, 2016, representing an 11.97% decrease. ASP in RMB for Regular CMP for the first quarter of 2015 and 2016 were RMB2,308 and RMB2,151, respectively, representing a 6.79% decrease. The quantity of Light-Weight CMP produced and sold increased by 497 tonnes, from 8,501 tonnes in the first quarter of 2015, to 8,998 tonnes in the first quarter of 2016.

We believe that the decreases in ASPs in USD for CMP were a result of the slowdown of China’s economic growth, an over-supply in the Chinese paper industry and the depreciation of RMB against USD in 2016. We consider these decreases a sign for the downward pressure on the pricing in the Chinese packaging paper industry. We believe that the government continuing to require that outdated paper facilities close will partially offset the downward pricing pressure.

Our PM6 production line, which produces CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the first quarter of 2016 and 2015 were 54.45% and 49.46%, respectively, representing an increase of 4.99%.

Quantities sold for Regular CMP, which was produced by the PM6 production line, from April 2014 to March 2016 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $7,135,015 (25.85% of the total offset printing paper, CMP and tissue paper products revenue) for the three ended March 31, 2016, representing an increase of $333,804, or 4.91%, from $6,801,211 for the three ended March 31, 2015. We sold 10,885 tonnes of offset printing paper in the first quarter of 2016, as compared to 9,874 tonnes in the first quarter of 2015, an increase of 1,011 tonnes, or 10.24%.  The increase in quantities produced and sold in 2016 was mainly a result of the two week maintenance-based production suspension of our PM3 production line (one of the offset printing paper production lines) in March 2015. ASPs for offset printing paper for the first quarter of 2015 and 2016 were $689 and $655, respectively, representing a 4.93% decrease. ASP in RMB for offset printing paper for the first quarter of 2015 and 2016 were RMB4,231 and RMB4,274, respectively, representing a 1.02% increase. The decrease in ASP in USD was a result of the depreciation of RMB against USD in 2016. We estimate that the regional market of offset printing paper will continue to be relatively stable and the ASP for offset printing paper will not experience a significant change in 2016.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from a third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues, and paper napkins, as well as bathroom and kitchen paper towels, and market and sell the finished tissue paper products under the Orient Paper brand. We sold 1,267 tonnes of tissue paper products for $1,594,341 in the three months ended March 31, 2016. We expect to see an increase in production of the tissue paper products in the near future.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $312,768 for the three months ended March 31, 2016. No digital photo paper was produced and sold in the first quarter of 2015. In October 2014, we shut down and disassembled our digital photo paper production facilities (the PM4 and PM5 production lines) for relocation mandated by the local County government, and in August 2015 we completed the relocation and resumed commercial production of our digital photo paper. We expect that our digital photo paper production will increase during the rest of 2016.

Changes in revenue and quantities sold of our digital photo paper for the three months ended 2016 and 2015 are summarized as follows:

	Three Months Ended		Three Months Ended					Percentage
Sales	March 31, 2016		March 31, 2015			Change in		Change
Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount		Quantity (Tonne)	Amount	Quantity (Tonne)		Amount
Digital Photo Paper	174	$312,768	n/a	$	n/a	174	$312,768	n/a	%	n/a	%

Digital photo paper’s monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from April 2014 to March 31, 2016 are summarized as follows:

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended March 31, 2016 was $23,591,618, an increase of $2,074,007, or 9.64%, from $21,517,611 for the comparable period in 2015. This was mainly caused by an increase in cost of sales of $1,404,116 for tissue paper products, the commercial production of which was launched in June 2015. Cost of sales for CMP was $16,259,998 for the quarter ended March 31, 2016, as compared to $15,949,474 for the comparable period in 2015. The increase in the cost of sales of $310,524 for CMP was in line with the increase in quantities of CMP produced and sold in the first quarter of 2016. Average cost of sales per tonne for CMP decreased by 6.35%, from $299 in the first quarter of 2015, to $280 in the first quarter of 2016. The decrease was mainly attributable to lower energy cost to sales, discussed in more detail below. Average cost of sales per tonne of offset printing paper decreased by 3.37%, from $564 in the three months ended March 31, 2015, to $545 during the comparable period in 2016. Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2016 and 2015 are summarized below:

	Three months ended			Three months ended
	March 31, 2016			March 31, 2015				Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales		Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne
Regular CMP	$13,932,459		$284		$13,639,809		$305	$292,650		$(21)	2.15%	-6.89%
Light-Weight CMP	$2,327,539		$259		$2,309,665		$272	$17,874		$(13)	0.77%	-4.78%
Total CMP	$16,259,998		$280		$15,949,474		$299	$310,524		$(19)	1.95%	-6.35%
Offset Printing Paper	$5,927,504		$545		$5,568,137		$564	$359,367		$(19)	6.45%	-3.37%
Tissue Paper Products	$1,404,116		$1,108	$	n/a	$	n/a	$1,404,116	$	n/a	n/a %	n/a %
Total CMP, Offset Printing Paper &Tissue Paper	$23,591,618	$	n/a		$21,517,611	$	n/a	$2,074,007	$	n/a	9.64%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended March 31, 2016 were RMB 1,077/tonne (approximately $165/tonne) and RMB 2,450/tonne (approximately $376/tonne), respectively, as compared to RMB 969/tone (approximately $158/tonne) and RMB 2,222/tonne (approximately $362/tonne) for the three months ended March 31, 2015, respectively. These changes (in US dollars) represent a year-over-year increase of 4.43% for the recycled paper board and a year-over-year increase of 3.60% for the recycled white scrap paper. Our production exclusively uses domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area). Though we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper. In January of 2016, much of China endured historically bad weather, which affected the collection and delivery of recycled paper board. This caused the increase in the price of domestic recycled paper in the first quarter of 2016. The price of recycled white scrap paper, a substitute raw material for tissue paper, also increased in the first quarter of 2016.

The pricing trends of our major raw materials for the 24-month period from April 2014 to March 2016 are shown below:

Electricity and coal are our two main energy sources.  The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months.  In 2015, electricity and coal accounted for approximately 8% and 4% of total sales, respectively.  As the average cost per tonne of coal went down from $81.73 (RMB501) in the first quarter of 2015 to $62.89 (RMB410) in first quarter of 2016, coal only accounted for approximately 4% of total sales in the first quarter of 2016. The monthly energy cost (electricity and coal) as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2016 are summarized as follows:

Gross Profit

Gross profit for the three months ended March 31, 2016 was $3,765,884 (13.49% of the total revenue), representing a decrease of $1,220,849, or 24.48%, from the gross profit of $4,986,733 (18.81% of the total revenue) for the three months ended March 31, 2015. The decrease was mainly due to (i) the drop in ASPs for CMP and offset printing paper and (ii) reduced sales of digital photo paper as a result of digital photo production line relocation, partially offset by additional gross profit contributed by the tissue paper production line which was launched in June 2015.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended March 31, 2016 was $4,009,947, a decrease of $976,786, or 19.59%, from the gross profit of $4,986,733 for the three months ended March 31, 2015. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 4.28%, from 18.81% for the three months ended March 31, 2015, to 14.53% for the three months ended March 31, 2016.

Gross profit margin for Regular CMP for the three months ended March 31, 2016 was 12.35%, or 5.03 percentage point lower, as compared to gross profit margin of 17.38% for the three months ended March 31, 2015. Such decrease was primarily the result of the decline in Regular CMP ASP and the increase in raw material prices in the first quarter of 2016.

Gross profit margin for Light-Weight CMP for the three months ended March 31, 2016 was 21.80%, or 5.89 percentage points lower, as compared to gross profit margin of 27.69% for the three months ended March 31, 2015.

Our offset printing paper saw a moderate 4.91% increase in revenue for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, coupled with a 6.45% year-over-year increase in cost of sales from 2015 to 2016. Gross profit margin for offset printing paper was 16.92% for the three months ended March 31, 2016, a decrease of 1.21 percentage points, as compared to 18.13% for the three months ended March 31, 2015.

Gross profit margin for tissue paper products for the three months ended March 31, 2016 was 11.93%.

Monthly gross profit margins for our CMP and offset printing paper for the 24-month period ended March 31, 2016 are as follows:

Digital Photo Paper

Loss for digital photo paper for the three months ended March 31, 2016 was $244,063, representing a gross margin of -78.03%. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, and completed the relocation and resumed commercial production of our digital photo paper in August 2015. The sales in the first quarter of 2016 were not sufficient to cover the depreciation cost charged to this period. We expect that our digital photo paper production will increase during the rest of 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 were $4,346,251, an increase of $2,639,859, or 154.70%, from $1,706,392 for the three months ended March 31, 2015. The increase was mainly due to (i) the increase in the depreciation expenses for our temporarily idle property, plant and equipment at the new tissue paper plant in our Wei County Industrial Park and (ii) 1,133,916 shares of common stock granted under compensatory incentive plans, valued at $1,417,395.

We believe that our new tissue paper plant will reach its normal production capacity by the second half of year 2016.

Income(Loss) from Operations

Operating loss for the quarter ended March 31, 2016 was $580,367, a decrease of $3,860,708, or 117.69%, from operating income of $3,280,341 for the quarter ended March 31, 2015. The increase in operating loss was primarily due to the decrease in gross profit and the increase in selling and general administrative expenses as discussed above.

Other Income and Expenses

Interest expense for the three months ended March 31, 2016 increased by $72,671, from $648,218 in the three months ended March 31, 2015, to $720,889. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $42,986,889 as of March 31, 2016, as compared to $43,772,193 as of March 31, 2015. The interest incurred during the quarters ended March 31, 2016 and 2015, were $17,054 and $17,739, respectively, and were capitalized as soft-cost of construction-in-progress. The interest expense incurred in both periods was solely related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”).

Net Income (Loss)

As a result of the above, net loss was $1,373,896 for the quarter ended March 31, 2016, representing a decrease of $3,479,385, or 165.25%, from net income of $2,105,489 for the quarter ended March 31, 2015.

Accounts Receivable

Net accounts receivable increased by $1,711,954, or 89.90%, to $3,616,350 as of March 31, 2016, as compared with $1,904,396 as of December 31, 2015. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 84.63% of total value of ending inventory as of March 31, 2016) and finished goods. As of March 31, 2016, the recorded value of inventory increased by 7.34% to $9,881,477 from $9,205,420 as of December 31, 2015. As of March 31, 2016, the ending inventory of recycled paper board, which is the main raw material for the production of CMP, was $5,538,985, approximately $1,122,733, or 25.42%, higher than the balance as of December 31, 2015. This increase was primarily due to the increase in our CMP production.

A summary of changes in major inventory items is as follows:

	March 31, 2016	December 31, 2015	$ Change	% Change
Raw Materials
Recycled paper board	$5,538,985	$4,416,252	$1,122,733	25.42%
Recycled white scrap paper	2,128,891	1,880,323	248,568	13.22%
Tissue base paper	50,313	81,069	(30,756)	-37.94%
Coal	418,864	453,665	(34,801)	-7.67%
Digital photo base paper and other raw materials	225,542	215,203	10,339	4.80%
Total Raw Materials	8,362,595	7,046,512	1,316,083	18.68%

Finished Goods	1,518,882	2,158,908	(640,026)	-29.65%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $9,578,610 as of March 31, 2016, a decrease of $4,534,615, or 32.13%, from $14,113,225 as of December 31, 2015. Accounts payable was $849,581 and $253,425, as of March 31, 2016 and December 31, 2015, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei and Commercial Bank of the City of Zhangjiakou (the “CBCZ Bank”) to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Hebei and CBCZ Bank were $8,729,029 and $13,859,800 as of March 31, 2016 and December 31, 2015, respectively. We have paid off bank acceptance notes of $6,190,800 in January 2016 and acquired additional bank acceptance notes of $990,528 from Bank of Hebei in February 2016, which will become due and payable on August 3, 2016.

Liquidity and Capital Resources

Overview

As of March 31, 2016, we had a net working capital deficit of $10,543,558, a decrease of $3,350,396, from the net working capital deficit of $13,893,954 at December 31, 2015. Total current assets as of March 31, 2016 amounted to $26,377,784. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $8,729,029 was included in our current assets as of March 31, 2016. Restricted cash is deposited at the Bank of Hebei and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks. These notes have due dates ranging from April 23, 2016 through August 3, 2016, and the Company anticipates renewing such notes upon the maturity on substantially similar terms.

Our current liabilities decreased after we paid off the bank acceptance notes issued by the Bank of Hebei, which were due and payable in January 2016. Current liabilities as of March 31, 2016 totaled $36,921,342, a decrease of $3,316,605, from the December 31, 2015 balance of $40,237,947. Our current liabilities included the current portion of the capital lease payable in the amount of $6,761,558. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $8,729,029 as of March 31, 2016, representing a decrease of $5,130,771, or 37.02%, from $13,859,800 as of December 31, 2015. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require quarterly interest payments, with one large balloon payment upon maturity. We entered into a three-year sale-leaseback financing agreement with CNFTFL on June 16, 2013, which provides for a three-year full amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction of the Wei County tissue paper expansion project. In July 2015, we entered into a new agreement with CNFTFL, which amended and restated the 2013 CNFTFL lease financing agreement. Pursuant to the 2015 CNFTFL lease financing agreement, we are required to make interest payments every quarter and principal payments every six months until June 21, 2017. These payments range from approximately $0.1 million to approximately $3.5 million (see “Financing with Sale-Leaseback” below for more details.)

Efforts to Mitigate the Net Working Capital Deficit

Amounts due to related parties included in current liabilities were $1,146,998 as of March 31, 2016, including rent payable due to a related party of $409,292 (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), and accrued interest payable of $737,706,which was included in other payables and accrued liabilities. Excluding the related party payables, the net working capital deficit as of March 31, 2016 was $9,396,560.

On May 4, 2016, Mr. Zhenyong Liu, the Company’s Chairman and Chief Executive Officer, agreed to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $737,706 as of March 31, 2016, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2016.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from Mr. Liu with an amount up to $18,572,401 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of March 31, 2016, $4,643,100 was drawn from the facility.

Our loan-to-equity ratio was 33.66% as of March 31, 2016. Our debt-asset ratio was 25.18% as of March 31, 2016. The industry average of debt-asset ratios in China for 2015 was 42%, according to the latest industry report in 2016 provided by China Industry Intelligence Center at www.wenku.baidu.com. As long as we are able to manage our short-term liquidity through various efforts described above, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to obtain capital for future growth.

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

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Pursuant to the Lease Financing Agreement, Orient Paper HB sold some equipment to CNFTFL for RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to CNFTFL to buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the leased equipment is included as part of the property, plant and equipment of the Company for the periods presented; the net present value of the minimum lease payments (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and these payments incur interest at CNFTFL’s implicit interest rate of 6.15% per annum. At the inception of the lease on June 16, 2013, the net present value of the minimum lease payments were stated at $25,750,170.

Orient Paper HB made all payments due according to the schedule prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with CNFTFL regarding a modified payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continued to make interest payments due (as well as a payment of a liquidated damage of approximately $9,200 on December 26, 2014). No remedial measures were taken by CNFTFL or its parent company. On May 19, 2015 and June 15, 2015, the Company made payments to CNFTF of RMB 5,000,000 (approximately $0.8 million) and RMB 20,000,000 (approximately $3 million), respectively. On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of CNFTFL, and some guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”) to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which was due on July 31, 2015.

The balance of the long-term obligations under capital lease was $3,166,457 as of March 31, 2016 and $3,217,785 as of December 31, 2015, net of its current portion in the amount of $6,761,558 and $6,860,412, respectively.

Total interest expenses for the sale-leaseback arrangement for the three months ended March 31, 2016 and 2015 were $150,033 and $156,054, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the leased equipment. With respect to the new payment schedule, the deferred gain is being amortized over the remaining lease term up to June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right, valued at approximately $6,767,130, on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and pledged all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $28,231,003 and $28,745,628 as of March 31, 2016 and December 31, 2015, respectively.

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we were required to eventually cease all operations currently conducted on our Headquarters Compound site. On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the LUR, the Industrial Buildings, and the Dormitories to Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, for cash of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $154,770 (RMB1,000,000). On May 4, 2016, Hebei Fangsheng agreed to allow the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the Company’s financial statements show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $409,292 and $368,751, which was recorded as part of the current liabilities as of March 31, 2016 and December 31, 2015, respectively. As a condition for the sale of the Dormitories, Hebei Fangsheng agreed that it would act as an agent for the Company, which is not qualified to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further agreed that it would not seek to profit from the resale of the Dormitories units and would allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved. Sales of the LUR and the Industrial Buildings were completed in year 2013.

Capital Expenditure Commitment as of March 31, 2016

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the three months ended March 31, 2016 were primarily financed by cash flows generated from financing activities. As of March 31, 2016, we had approximately $17.23 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery.

Capital Expenditures

Our committed capital expenditures for the next 18 months are approximately $17.23 million, which mainly includes budgeted costs for the projects below:

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $130 million (of which $108 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $102 million (of which $91million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $28 million (of which $18 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line would be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the fourth quarter of 2016, as we have experienced construction and funding delays. The delay of completion of the PM8 production line did not have any major financial impact on our current period earnings, as we did not previously budget significant revenue or net earnings from the PM8 production line tissue paper for the first quarter of 2016.

The projects finished in 2015 include: three workshops, four warehouses, and packaging machinery, dividing and cutting machinery, as well as infrastructure and landscaping projects in the Wei County Industrial Park, for a total cost of $76.87 million. We plan to build a second 15,000 tonnes/year tissue paper production line (designated as PM9) at an estimated cost of $7.8 million after the PM8 production line is put into production.

Relocation of Digital Photo Paper PM4 and PM5 Production Lines

In August 2015, we completed the relocation of our digital photo paper production lines (PM4 and PM5), as well as related chemical and packaging equipment, from the workshops located in our Headquarters Compound to a new location that is across the street from our Xushui Paper Mill, the Xushui Mill Annex. We purchased the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and constructed three industrial buildings for the digital photo paper operations, a dormitory for factory workers and offices to hold our consolidated Xushui County operations. We completed the relocation and resumed commercial production of digital photo paper in August 2015.

Total cost of the relocation of the PM4 and PM5 production lines and building construction costs incurred was approximately $4.5 million. Additional building construction costs at the Xushui Mill Annex are estimated to be approximately $0.5 million. As of March 31, 2016, we have entered into contracts related to the additional building construction for approximately $0.5 million.

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2016 was $3,651,469, an increase of $1,009,552, from $2,641,917 as of December 31, 2015. The increase of cash and cash equivalents for the three months ended March 31, 2016 was attributable to a number of factors:

i. Net cash used in operating activities

Net cash used in operating activities was $485,979 for the quarter ended March 31, 2016. The balance represented a decrease of cash used of $1,489,563, or 75.40%, from $1,975,542 used for the same period of 2015.  The net loss of the quarter ended March 31, 2016 was $1,373,896, representing a decrease of $3,479,385, or 165.25%, from a net income of $2,105,489 for the first quarter of 2015.  Changes in various asset and liability account balances throughout the first quarter of 2016 also contributed to the net change in cash generated from operating activities in the first quarter of 2016. Chief among such changes is the increase of accounts receivable in the amount of $1,721,557 during the quarter ended March 31, 2016. There was also an increase of $624,282 in the ending inventory balance as of March 31, 2016 (a decrease to net cash for the first quarter 2016 cash flow purposes). In addition, the Company had non-cash expenses (i) in depreciation and amortization in the amount of $4,167,672 and (ii) in issuances of shares to officers and directors in the first quarter of 2016. The Company also had a net decrease of $1,481,966 in prepayment and other current assets (an increase to net cash) and a net increase of $833,835 in other payables and accrued liabilities (an increase to net cash), as well as an increase in income tax payable of $695,387 (an increase to net cash) during the quarter ended March 31, 2016.

ii. Net cash used in investing activities

We incurred $428,842 in net cash expenditures for investing activities during the quarter ended March 31, 2016, as compared to $2,671,647 for the same period of 2015. Essentially, all expenditures in the quarter ended March 31, 2016 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops, and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $1,887,182 for the quarter ended March 31, 2016, as compared to net cash used in financing activities in the amount of $3,321,970 for the same period of 2015. During the quarter ended March 31, 2016, we obtained a cash inflow of $2,086,113 from the release of restricted deposit upon the payoff of notes payables to Bank of Hebei.

Short-term bank loans

		March 31,	December 31,
		2016	2015
Industrial & Commercial Bank of China ( “ICBC” ) Loan 1	(a)	$3,095,400	$3,079,956
The Commercial Bank of the City of Zhangjiakou	(b)	7,738,501	7,699,888
ICBC Loan 2	(c)	3,095,400	3,079,956
Total short-term bank loans		$13,929,301	$13,859,800

(a)	On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,095,400 and $3,079,956 as of March 31, 2016 and December 31, 2015, respectively. The loan bears an interest rate of 5.06% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The loan is due on September 6, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real property as collateral for the benefit of the bank.

(b)	On October 15, 2015, the Company entered into a working capital loan agreement with the Commercial Bank of the City of Zhangjiakou, with a balance of $7,738,501 and $7,699,888 as of March 31, 2016 and December 31, 2015, respectively. The loan bears a fixed interest rate of 11.88% per annum. The loan is due on October 15, 2016. The working capital loan was guaranteed by the Company’s CEO and his wife, as well as Hebei Tengsheng with its land use right and real property as collateral for the benefit of the bank.

(c)	On December 11, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,095,400 and $3,079,956 as of March 31, 2016 and December 31, 2015, respectively. The loan bears an interest rate of 4.785% per annum at the time of funding. The loan is due on December 9, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real property as collateral for the benefit of the bank.

As of March 31, 2016, there were guaranteed short-term borrowings of $13,929,301 and unsecured bank loans of $nil. As of December 31, 2015, there were guaranteed short-term borrowings of $13,859,800 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2016 and 2015 were approximately 8.79% and 8.21%, respectively.

Long-term loans from credit union

As of March 31, 2016 and December 31, 2015, loan payable to Rural Credit Union of Xushui County, amounted to $5,200,272 and $5,174,325, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County. The loan has a term of 5 years. The loan is payable in various installments from June 21, 2014 to November 18, 2018 and is guaranteed by an independent third party. Interest payment is due quarterly and bears a rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms of the agreement, the Company repaid a portion of the loan in an amount of $193,463, of which $131,555 was paid ahead of its original payment schedule as of March 31, 2016. As of March 31, 2016 and December 31, 2015, total outstanding loan balance was $1,331,022 and $1,324,380 respectively, which was presented as non-current liabilities in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County. The loan has a term of 5 years. The loan is due and payable in various installments from December 21, 2013 to July 26, 2018 and is secured by some manufacturing equipment of the Company in the amount of $12,423,084 and $14,236,083 as of March 31, 2016 and December 31, 2015, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms of the agreement, the Company repaid a portion of the loan in an amount of $201,201, of which $123,816 was paid ahead of its original payment due date of March 31, 2016. As of March 31, 2016 and December 31, 2015, the total outstanding loan balance was $3,869,250 and $3,849,945 respectively, which was presented as non-current liabilities in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2016 and 2015 were $406,717 and $327,707, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s Chairman and Chief Executive Officer, loaned money to Orient Paper HB for working capital purposes over a period of time.

On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed a three-year term loan previously entered on January 1, 2010, and extended the maturity date to December 31, 2015. On December 31, 2015, the Company paid off such loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. An approximately $396,728 of interest is still due to Mr. Zhenyong Liu and was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of March 31, 2016.

Mr. Zhenyong Liu loaned $9,286,201 and $9,239,867 as of March 31, 2016 and December 31, 2015, to Orient Paper HB, for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was borrowed on December 10, 2014, and is due on December 10, 2017.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from Mr. Liu an amount up to $18,572,401 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,643,100 was drawn from the facility, which carried an interest rate of 5.25%. The loan matures on July 12, 2018.

As of March 31, 2016 and December 31, 2015, the total amount of loans due to Mr. Zhenyong Liu were $13,929,301 and $13,859,800, respectively. The interest expenses incurred for such related party loans are $181,193 and $182,196 for the three months ended March 31, 2016 and 2015, respectively. On May 4, 2016, Mr. Liu agreed to permit the Company to postpone the repayment of the loan and the accrued interest until the earliest date when the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owned to Mr. Zhenyong Liu was approximately $737,706 and $552,115 as of March 31, 2016 and December 31, 2015, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities.

During the three months ended March 31, 2016 and 2015, the Company borrowed $14,000 and $80,000, respectively, from shareholders to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by the end of the period.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2016 and 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2016 and 2015 to translate the Chinese RMB to the U.S. Dollars are 6.4612:1 and 6.1422:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.5193:1, and 6.1422:1 for the three ended March 31, 2016 and 2015, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for a third party for its long-term bank loans in an amount of $8,667,121 (RMB56,000,000), which matures at various times in 2018. The third party is one of our major suppliers. The guaranty strengthens our relationship with the supplier and enables us to negotiate for better terms for payments for our raw materials. Except as aforesaid, we have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this Update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB Statement No. 123(R), Share-Based Payment. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

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

Inflation

Although we are generally able to pass along minor incremental cost inflation to our customers, inflationary factors such as increases in the costs of our products and overhead costs may adversely affect our operating results. We do not believe that inflation in China has had a material impact on our financial position or results of operations to date, however, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling and distribution, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase along with these increased costs.

Item 4.	Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2016.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended March 31, 2016, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2015 Annual Report on Form 10-K.

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

ORIENT PAPER, INC.

Date: May 11, 2016	/s/ Zhenyong Liu
Name: Zhenyong Liu
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2016	/s/ Jing Hao
Name: Jing Hao
Title: Chief Financial Officer
(Principal Financial Officer)

