Form 10-Q
period 2016-06-30
Orient Paper Inc.
filed 2016-08-10
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 10, 2016: 21,450,316.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$4,032,245	$2,641,917
Restricted cash	965,135	10,779,845
Accounts receivable (net of allowance for doubtful accounts of $73,747 and $38,865 as of June 30, 2016 and December 31, 2015, respectively)	3,613,620	1,904,396
Inventories	8,430,037	9,205,420
Prepayments and other current assets	209,494	1,812,415

Total current assets	17,250,531	26,343,993

Prepayment on property, plant and equipment	1,375,317	1,404,460
Property, plant, and equipment, net	195,097,139	206,191,158
Value-added tax recoverable	3,141,780	3,266,454
Deferred tax asset non-current	2,405,748	1,420,854

Total Assets	$219,270,515	$238,626,919
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term bank loans	$14,778,622	$13,859,800
Current obligations under capital lease	9,464,931	6,860,412
Accounts payable	564,496	253,425
Notes payable	965,135	13,859,800
Due to a related party	436,500	368,751
Accrued payroll and employee benefits	558,962	531,912
Other payables and accrued liabilities	3,935,737	3,902,971
Income taxes payable	1,056,201	600,876

Total current liabilities	31,760,584	40,237,947

Loans from credit union	5,066,958	5,174,325
Loans from a related party	7,540,113	13,859,800
Deferred gain on sale-leaseback	213,892	327,637
Long-term obligations under capital lease		3,217,785

Total liabilities	44,581,547	62,817,494

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 21,450,316 and 20,316,400 shares issued and outstanding as of June 30, 2016 and December 2015, respectively	21,450	20,316
Additional paid-in capital	50,635,243	49,218,982
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	2,597,458	6,343,019
Retained earnings	115,354,243	114,146,534

Total stockholders' equity	174,688,968	175,809,425

Total Liabilities and Stockholders' Equity	$219,270,515	$238,626,919

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$37,991,892	$41,283,142	$65,906,225	$67,787,486

Cost of Sales	(31,102,138)	(30,799,628)	(55,250,587)	(52,317,239)

Gross Profit	6,889,754	10,483,514	10,655,638	15,470,247

Selling, general and administrative expenses	(2,721,232)	(1,833,970)	(7,067,484)	(3,540,362)

Income from Operations	4,168,522	8,649,544	3,588,154	11,929,885

Other Income (Expense):
Interest income	49,607	6,391	80,394	55,199
Subsidy income	-	46,999	-	277,042
Interest expense	(695,983)	(1,135,893)	(1,416,872)	(1,784,111)

Income before Income Taxes	3,522,146	7,567,041	2,251,676	10,478,015

Provision for Income Taxes	(940,540)	(1,976,511)	(1,043,967)	(2,781,996)

Net Income	2,581,606	5,590,530	1,207,709	7,696,019

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(4,642,756)	844,427	(3,745,561)	176,881

Total Comprehensive Income (Loss)	$(2,061,150)	$6,434,957	$(2,537,852)	$7,872,900

Earnings Per Share:

Basic Earnings per Share	$0.12	$0.28	$0.06	$0.38

Fully Diluted Earnings per Share	$0.12	$0.28	$0.06	$0.38

Weighted Average Number of Shares

Outstanding - Basic	21,450,316	20,316,400	21,381,404	20,316,400

Outstanding - Fully Diluted	21,450,316	20,316,400	21,381,404	20,316,400

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities:
Net income	$1,207,709	$7,696,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,952,954	5,092,217
Loss from impairment and disposal of property, plant and equipment	25,952	-
Allowance for bad debts	36,198	8,874
Share-based compensation expenses	1,417,395	-
Deferred tax	(1,028,853)	(494,559)
Changes in operating assets and liabilities:	-	-
Accounts receivable	(1,809,895)	(443,727)
Prepayments and other current assets	1,645,357	2,138,350
Inventories	592,706	(1,228,963)
Accounts payable	320,844	876,829
Notes payable	(12,786,981)	(9,561,259)
Accrued payroll and employee benefits	38,631	64,441
Other payables and accrued liabilities	1,123,812	1,012,879
Income taxes payable	474,469	1,262,528
Net Cash (Used in)/Provided by Operating Activities	(789,702)	6,423,629

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(2,146,216)	(5,935,842)
Proceeds from sale of property, plant and equipment	39,615	-
Net Cash Used in Investing Activities	(2,106,601)	(5,935,842)

Cash Flows from Financing Activities:
Proceeds from related party loans	14,000	300,000
Repayments of related party loans	(6,132,173)	(300,000)
Proceeds from short-term bank loans	1,223,635	-
Repayment of bank loans	-	(3,263,228)
Payment of capital lease obligation	(409,907)	(4,551,517)
Release of restricted cash	9,727,895	5,596,436
Net Cash Provided by/(Used in) Financing Activities	4,423,450	(2,218,309)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(136,819)	2,406

Net Increase/(Decrease) in Cash and Cash Equivalents	1,390,328	(1,728,116)

Cash and Cash Equivalents - Beginning of Period	2,641,917	3,891,473

Cash and Cash Equivalents - End of Period	$4,032,245	$2,163,357

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$1,236,195	$1,384,324
Cash paid for income taxes	$1,598,351	$2,014,028

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary (the “Primary Beneficiary”) of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the three months ended June 30, 2016 and 2015 were 99.24% and 99.94%, respectively. The revenue of the Company generated from Orient Paper HB for the six months ended June 30, 2016 and 2015 were 99.09% and 99.96%, respectively. Orient Paper HB also accounted for 85.67% and 85.96% of the total assets of the Company as of June 30, 2016 and December 31, 2015, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2016 and December 31, 2015, details of the Company’s subsidiaries and variable interest entities are as follows:

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

* Orient Paper HB is treated as a 100% controlled variable interest entity of the Company

However, uncertainties in the PRC legal system could cause the Company’s current ownership structure to be found in violation of any existing and/or future PRC laws or regulations and could limit the Company’s ability, through the Primary Beneficiary, to enforce its rights under these contractual arrangements. Furthermore, shareholders of the VIE may have interests that are different with those of the Company, which could potentially increase the risk that they would seek to act in contrary to the terms of the aforementioned agreements.

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Orient Paper HB in the table below. The aggregate carrying value of Orient Paper HB’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,649,127	$2,363,525
Restricted cash	965,135	10,779,845
Accounts receivable	3,613,620	1,904,396
Inventories	8,262,318	8,741,974
Prepayments and other current assets	196,959	1,792,188

Total current assets	16,687,159	25,581,928

Prepayment on property, plant and equipment	1,375,317	1,404,460
Property, plant, and equipment, net	167,733,733	176,913,064
Deferred tax asset non-current	2,043,672	1,217,896

Total Assets	$187,839,881	$205,117,348

LIABILITIES

Current Liabilities
Short-term bank loans	$14,778,622	$13,859,800
Current obligations under capital lease	9,464,931	6,860,412
Accounts payable	558,992	253,425
Notes payable	965,135	13,859,800
Due to a related party	436,500	368,751
Accrued payroll and employee benefits	539,751	503,203
Other payables and accrued liabilities	3,935,703	3,889,235
Income taxes payable	1,056,289	600,876

Total current liabilities	31,735,923	40,195,502

Loans from credit union	5,066,958	5,174,325
Loans from a related party	7,540,113	13,859,800
Deferred gain on sale-leaseback	213,892	327,637
Long-term obligations under capital lease	-	3,217,785

Total liabilities	$44,556,886	$62,775,049

No creditor (or beneficial interest holders) of the VIE have recourse to the general credit of the Primary Beneficiary in normal.

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2016 and the results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments, were classified as Level 1 of the fair value hierarchy; while loans from Credit union, loans from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China, which were also classified as Level 1 of the fair value hierarchy.

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

Liquidity and Going Concern

As of June 30, 2016 the Company had current assets of $17,250,531 and current liabilities of $31,760,584 (including amounts due to related parties of $1,155,293), resulting in a working capital deficit of approximately $14,510,053; while as of December 31, 2015, the Company had current assets of $26,343,993 and current liabilities of $40,237,947 (including amounts due to related parties of $920,866), resulting in a working capital deficit of approximately $13,893,954. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 10, 2014, the Company entered an agreement with the Company’s Chairman and Chief Executive Officer (“CEO”), Mr. Zhenyong Liu, to loan $9,048,136 to the Company for working capital purpose with an annual interest rate based on the People’s Bank of China at of the time of receipt and was set at 5.25% per annum. (see Note (9) below). In June 2016, the Company repaid $6,118,173 to Mr. Zhenyong Liu, together with the interest of $160,602 for the six month of 2016. As of June 30, 2016, the outstanding loan balance was $3,016,045 and the accrued interest under this agreement owned to Mr. Zhenyong Liu was approximately $104,619, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of June 30, 2016 (see Note (11) below).

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from the CEO with an amount up to $18,096,272 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of June 30, 2016, $4,524,068 was drawn from the facility. The accrued interest under this agreement owe to Mr. Zhenyong Liu was approximately $227,617, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of June 30, 2016 (see Note (11) below).

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

On December 31, 2015, the Company paid off a loan of $2,249,279 from Mr. Zhenyong Liu due to expiry, together with the interest of $391,374 through year 2013 to 2015. (see Note (9) below). As a result, regarding to the loan, there was still approximately $386,557 of interest due to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of June 30, 2016 (see Note (11) below).

On August 8, 2016, Mr. Zhenyong Liu agreed to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $718,793, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of June 30, 2016 (see Note (11) below).

On August 8, 2016, Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $436,500 and $368,751, which was recorded in due to a related party as part of the current liabilities as of June 30, 2016 and December 31, 2015, respectively. (see Note (9) below).

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

(3) Restricted Cash

Restricted cash of $965,135 as of June 30, 2016 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (10)). The restriction will be lifted upon the maturity of the notes payable on August 3, 2016.

Restricted cash of $10,779,845 as of December 31, 2015 was presented for the cash deposited at the Bank of Hebei, and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks (see Note (10)). The restriction has been lifted upon the maturity of the notes payable from January 7, 2016 through April 23, 2016.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Raw Materials
Recycled paper board	$4,878,713	$4,416,252
Recycled white scrap paper	1,241,888	1,880,323
Coal	249,073	453,665
Base paper and other raw materials	295,903	296,272
	6,665,577	7,046,512
Finished Goods	1,764,460	2,158,908
Totals	$8,430,037	$9,205,420

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Value-added tax recoverable	$-	$453,964
Prepayment for purchase of materials	12,064	884,932
Prepaid land lease	180,963	461,993
Others	16,467	11,526
	$209,494	$1,812,415

(6) Prepayment on property, plant and equipment

As of June 30, 2016 and December 31, 2015, prepayment on property, plant and equipment consisted of $1,375,317 and $1,404,460, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 65,023 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed by the end of year 2016.

(7) Property, plant and equipment, net

As of June 30, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2016	2015
Property, Plant, and Equipment:
Land use rights	$7,154,046	$7,305,641
Building and improvements	97,212,475	99,299,487
Machinery and equipment	130,023,641	132,785,421
Vehicles	579,085	665,789
Construction in progress	22,444,157	21,697,207
Totals	257,413,404	261,753,545
Less: accumulated depreciation and amortization	(62,316,265)	(55,562,387)
Property, Plant and Equipment, net	$195,097,139	$206,191,158

As of June 30, 2016 and December 31, 2015, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$24 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$24 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,400) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of June 30, 2016 and December 31, 2015. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment. See “Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into the 2015 Agreement, to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially) and the present balance of the obligation, which was approximately $1,617,574 at the date of the 2015 Agreement. As a result, the capital lease asset cost was recorded at the new cost of $27,599,774 at the date of the 2015 Agreement.

The capital lease asset cost were $25,450,877 and $25,990,183 as of June 30, 2016 and December 31, 2015, respectively. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the three months ended June 30, 2016 and 2015, depreciation of Leased Equipment were $414,380 and $414,663, respectively. During the six months ended June 30, 2016 and 2015, depreciation of Leased Equipment were $831,130 and $827,533, respectively. The accumulated depreciation of the leased asset were $4,698,268 and $3,961,025 as of June 30, 2016 and December 31, 2015. During the three months ended June 30, 2016 and 2015, the gain realized on sale-leaseback transaction were $54,081 and $115,962, respectively. During the six months ended June 30, 2016 and 2015, the gain realized on sale-leaseback transaction were $108,472 and $231,422, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-lease back are $213,892 and $327,637 as of June 30, 2016 and December 31, 2015, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in 2016. For the three months ended June 30, 2016 and 2015, the amount of interest capitalized is $15,894 and $79,461, respectively. For the six months ended June 30, 2016 and 2015, the amount of interest capitalized is $32,947 and $97,200, respectively.

As of June 30, 2016 and December 31, 2015, certain property, plant and equipment of Orient Paper HB with net values of $11,491,679 and $14,236,083 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of June 30, 2016 and December 31, 2015, certain of the Company’s property, plant and equipment in the amount of $10,458 and $29,175 have been pledged for the facility obtained from Bank of Hebei. In addition, land use right with net values of $6,557,875 and $6,769,894 as of June 30, 2016 and December 31, 2015 was pledged for the sale-leaseback financing. See “ Financing with Sale-Leaseback ” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

As of June 30, 2016 and December 31, 2015, essentially all production equipment of Orient Paper Shengde with net value of $26,865,524 and $28,745,628 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $3,785,281 and $2,577,333 for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization of property, plant and equipment was $7,952,954 and $5,092,217 for the six months ended June 30, 2016 and 2015, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Loans Payable

Short-term bank loans

		June 30,	December 31,
		2016	2015
Industrial & Commercial Bank of China ("ICBC") Loan 1	(a)	$3,016,045	$3,079,956
The Commercial Bank of the City of Zhangjiakou	(b)	7,540,113	7,699,888
ICBC Loan 2	(c)	3,016,045	3,079,956
ICBC Loan 3	(d)	1,206,419	-
Total short-term bank loans		$14,778,622	$13,859,800

(a)	On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,016,045 and $3,079,956 as of June 30, 2016 and December 31, 2015, respectively. The loan bears an interest rate of 5.06% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The loan is due on September 6, 2016. The working capital loan was guaranteed by Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), an independent third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(b)	On October 15, 2015, the Company entered into a working capital loan agreement with the Commercial Bank of the City of Zhangjiakou, with a balance of $7,540,113 and $7,699,888 as of June 30, 2016 and December 31, 2015, respectively. The loan bears a fixed interest rate of 11.88% per annum. The loan is due on October 15, 2016. The working capital loan was guaranteed by the Company’s CEO and his wife, as well as Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(c)	On December 11, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,016,045 and $3,079,956 as of June 30, 2016 and December 31, 2015, respectively. The loan bears an interest rate of 4.785% per annum at the time of funding. The loan is due on December 9, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(d)	On June 1, 2016, the Company entered into a working capital loan agreement with the ICBC, with a balance of $1,206,419 as of June 30, 2016. The loan bears an interest rate of 4.62% per annum at the time of funding. The loan is due on December 31, 2016. The working capital loan was guaranteed by Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2016, there were guaranteed short-term borrowings of $14,778,622 and unsecured bank loans of $nil. As of December 31, 2015, there were guaranteed short-term borrowings of $13,859,800 and unsecured bank loans of $nil.

The average short-term borrowing rates for the six months ended June 30, 2016 and 2015 were approximately 8.73% and 8.24%, respectively. The average short-term borrowing rates for the three months ended June 30, 2016 and 2015 were approximately 8.67 % and 8.27%, respectively.

Long-term loans from credit union

As of June, 2016 and December 31, 2015, loans payable to Rural Credit Union of Xushui County, amounted to $5,066,958 and $5,174,325, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $188,503, of which $113,102 was paid ahead of its original repayment schedule as of June 30, 2016. As of June 30, 2016 and December 31, 2015, total outstanding loan balance was $1,296,900 and $1,324,380 respectively, which was presented as non-current liabilities in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $11,491,679 and $14,236,083 as of June 30, 2016 and December 31, 2015, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $196,043, of which $105,562 was paid ahead of its original repayment schedule as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the total outstanding loan balance was $3,770,058 and $3,849,945 respectively, which was presented as non-current liabilities in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2016 and 2015 were $411,964 and $333,296, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2016 and 2015 were $818,681 and $661,003, respectively.

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

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into the 2015 Agreement, to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. On June 21, 2016, Orient Paper HB only made a partial payment of RMB 2,300,000 (US$351,795) out of the payment schedule of RMB 22,300,000 (US$3,410,881) due on June 20, 2016. The Company is currently in negotiation with the CNFTFL regarding a potential modification on the payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continues to accrue interest at a rate of 15% per annum.

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially) and the present balance of the obligation, which is approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease were nil and $3,217,785 as of June 30, 2016 and December 31, 2015, and its current portion in the amount of $9,464,931 and $6,860,412, respectively. Included in the current portion, balance of $ RMB 20,000,000 (US$3,016,045) was overdue as of June 30, 2016. The Company is currently negotiating with the CNFTEL regarding the potential modification on the payment schedule.

Total interest expenses for the sale-leaseback arrangement for the three months ended June 30, 2016 and 2015 were $139,826 and $699,070, respectively. Total interest expenses for the sale-leaseback arrangement for the six months ended June 30, 2016 and 2015 were $289,859 and $855,124, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the Leased Equipment. In term of the extension of the new payment schedule, the deferred gain is being amortized over the remaining lease term up to June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $6,557,875 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $26,865,524 and $28,745,628 as of June 30, 2016 and December 31, 2015, respectively.

The future minimum lease payments of the capital lease as of June 30, 2016 were as follows:

June 30,	Amount
2017	$9,736,800
Less: unearned discount	(271,869)
9,464,931
Less: Current portion of obligation under capital lease, net	(9,464,931)
$-

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Related Party Transactions

The Company’s CEO loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. An approximately $386,557 of interest was still due to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of June 30, 2016.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $9,048,136 and $9,239,867 as of June 30, 2016 and December 31, 2015, to Orient Paper HB for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was borrowed on December 10, 2014, and will be due on December 10, 2017. In June 2016, the Company repaid $6,118,173 to Mr. Zhenyong Liu, together with the interest of $160,602 for the six month of 2016. As of June 30, 2016, the outstanding loan balance was $3,016,045 and the accrued interest was $104,619 which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $18,096,272 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan would be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,524,068 was drawn from the facility, which carried an interest rate of 5.25%. As of June 30, 2016 and December 31, 2015, the outstanding loan balance were $4,524,068 and $4,619,933, respectively and the accrued interest was $227,617 and $111,167 which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet. The loan matures on July 12, 2018.

As of June 30, 2016 and December 31, 2015, total amount of loans due to Mr. Zhenyong Liu were $7,540,113 and $13,859,800, respectively. The interest expenses incurred for such related party loans are $160,086 and $182,988 for the three months ended June 30, 2016 and 2015, respectively. The interest expenses incurred for above related party loans are $341,279 and $365,184 for the six months ended June 30, 2016 and 2015, respectively. On August 8, 2016, the Company’s CEO agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owe to Mr. Zhenyong Liu was approximately $718,793 and $552,115, as of June 30, 2016 and December 31, 2015, respectively, which was recorded in other payables and accrued liabilities (see Note (11) below) as part of the current liabilities.

During the six months and three months ended June 30, 2016, the Company borrowed $14,000 from shareholders to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by the end of the period.

During the six months and three months ended June 30, 2015, the Company borrowed $300,000 and $220,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

Lease of Headquarters Compound Real Properties from a Related Party

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $150,802 (RMB1,000,000). On August 8, 2016, Hebei Fangsheng agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $436,500 and $368,751, which was recorded as part of the current liabilities as of June 30, 2016 and December 31, 2015, respectively.

Sales of the LUR and the Industrial Buildings were completed in year 2013.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Notes payable

As of June 30, 2016, the Company had bank acceptance notes of $965,135 from the Bank of Hebei to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $965,135 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. The acceptance notes will become due and payable on August 3, 2016.

As of December 31, 2015, the Company had bank acceptance notes of $6,159,911 and $7,699,889 from the Bank of Hebei and the Commercial Bank of the City of Zhangjiakou, respectively, to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $10,779,845 in the bank. The banking facility obtained from the Bank of Hebei was secured by certain of the Company’s property, plant and equipment in the amount of $29,175, and guaranteed by the Company’s CEO and his wife, two directors of the Company’s subsidiaries and five independent third parties. The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. All acceptance notes outstanding as of December 31, 2015 were due and repaid during January to April 2016.

(11) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30,	December 31,
	2016	2015
Accrued electricity	$286,453	$168,840
Value-added tax payable	669,783	-
Accrued interest to a related party	718,793	552,115
Accrued bank loan interest	72,435	73,970
Payable for purchase of equipment	2,110,209	3,093,239
Others	78,064	14,807
Totals	$3,935,737	$3,902,971

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

Six months ended June 30, 2016
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No warrants were issued, exercised, cancelled or expired during the six months ended June 30, 2016. As of June 30, 2016, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the six months ended June 30, 2015. As of December 31, 2015, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

(14) Earnings Per Share

For the three months ended June 30, 2016 and 2015, basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30,
	2016	2015
Basic income per share
Net income for the period - numerator	$2,581,606	$5,590,530
Weighted average common stock outstanding - denominator	21,450,316	20,316,400
Net income per share	$0.12	$0.28

Diluted income per share
Net income for the period- numerator	$2,581,606	$5,590,530
Weighted average common stock outstanding - denominator	21,450,316	20,316,400
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,450,316	20,316,400
Diluted income per share	$0.12	$0.28

For the six months ended June 30, 2016 and 2015, basic and diluted net income per share are calculated as follows:

	Six Months Ended June 30,
	2016	2015
Basic income per share
Net income for the period - numerator	$1,207,709	$7,696,019
Weighted average common stock outstanding - denominator	21,381,404	20,316,400
Net income per share	$0.06	$0.38

Diluted income per share
Net income for the period- numerator	$1,207,709	$7,696,019
Weighted average common stock outstanding - denominator	21,381,404	20,316,400
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,381,404	20,316,400
Diluted income per share	$0.06	$0.38

For the three and six months ended June 30, 2016 and 2015, 820,312 warrants shares are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the period ended June 30, 2016 were lower than the warrants exercise price. For the three and six months ended June 30, 2016, there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended
	June 30,
	2016	2015
Provision for Income Taxes
Current Tax Provision PRC	$1,377,602	$2,320,100
Deferred Tax Provision PRC	(437,062)	(343,589)
Total Provision for Income Taxes	$940,540	$1,976,511

The provisions for income taxes for six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended
	June 30,
	2016	2015
Provision for Income Taxes
Current Tax Provision PRC	$2,013,868	$3,276,555
Deferred Tax Provision PRC	(969,901)	(494,559)
Total Provision for Income Taxes	$1,043,967	$2,781,996

During the three months ended June 30, 2016 and 2015, the effective income tax rate was estimated by the Company to be 26.7% and 26.1%, respectively. During the six months ended June 30, 2016 and 2015, the effective income tax rate was estimated by the Company to be 46.4% and 26.6%, respectively.

The following table reconciles the PRC statutory rates to the Company's effective tax rate for:

	Three Months Ended June 30,
	2016	2015
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	(0.5)	(0.4)
Effect of expenses not deductible for PRC tax purposes	-	-
Under provision in previous years	0.2	0.1
Change in valuation allowance	2.0	1.4
Effective income tax rate	26.7%	26.1%

	Six Months Ended June 30,
	2016	2015
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	(7.4)	(0.5)
Effect of expenses not deductible for PRC tax purposes	0.4	-
Under provision in previous years	0.3	0.1
Change in valuation allowance	28.1	2.0
Effective income tax rate	46.4%	26.6%

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2016 and December 31, 2015, management considered that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three months and six months ended June 30, 2016 and 2015, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

2015 Incentive Plan

On August 29, 2015, the Company’s Annual General Meeting approved the 2015 Omnibus Equity Incentive Plan of Orient Paper, Inc. (the “2015 ISP”) as previously adopted by the Board of Directors on July 10, 2015. Under the 2015 ISP, the Company may grant an aggregate of 1,500,000 shares of the Company’s common stock to the directors, officers, employees and/or consultants of the Company and its subsidiaries. On January 12, 2016, the Compensation Committee granted un-restricted common shares of 1,133,916, of which 168,416 shares were granted under the 2012 ISP and 965,500 shares under the 2015 ISP, to certain officers, directors, employees and a consultant of the Company as compensation for their services in the past years. Total fair value of the stock was calculated at $1,417,395 as of the date of issuance at $1.25 per share.

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in XushuiCounty, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,096 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $542,888 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (9) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $150,802 (RMB 1,000,000), for a term of up to three years. The Company will continue its operations in the current location for a maximum of three years before the relocation completed.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

June 30,	Amount
2017	576,891
2018	560,984
2019	560,984
2020	560,984
2021	560,984
Thereafter	3,447,340
Total operating lease payments	$6,268,167

Capital commitment

As of June 30, 2016, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $15,806,576 and $17,429,301 as of June 30, 2016 and December 31, 2015, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company was a party to enter into contracts to indemnify a third party for certain liabilities, and as of June 30, 2016 and December 31, 2015, the Company guaranteed the third party’s long-term loan from the financial institutions amounting to $8,444,927 (RMB56,000,000) and $8,623,876 (RMB56,000,000) that matured at various times in 2018, as a guarantor. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. The Company believes that the liabilities for potential future payments of these guarantees and indemnities are not probable.

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

The Company evaluates performance of its operating segments based on net income. Administrative functions such as finance, treasury, and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments based on gross revenue generated. The operating segments do share facilities in XushuiCounty, Baoding City, Hebei Province, China. All sales were sold to customers located in the PRC.

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	June 30, 2016
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$37,705,017	$286,875	$-	$-	$37,991,892
Gross Profit (Loss)	7,018,870	(129,116)	-	-	6,889,754
Depreciation and amortization	3,550,017	235,264	-	-	3,785,281
Interest income	49,317	290	-	-	49,607
Interest expense	695,983	-	-	-	695,983
Income tax expense(benefit)	989,702	(49,161)	-	-	940,541
Net Income (Loss)	2,985,112	(190,551)	(212,955)	-	2,581,606

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	June 30, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$41,257,361	$25,781	$-	$-	$41,283,142
Gross Profit	10,479,380	4,134	-	-	10,483,514
Depreciation and amortization	2,324,494	252,839	-	-	2,577,333
Interest income	5,933	458	-	-	6,391
Interest expense	1,135,893	-	-	-	1,135,893
Income tax expense(benefit)	2,050,158	(73,647)	-	-	1,976,511
Net Income (Loss)	6,145,299	(249,371)	(305,398)	-	5,590,530

	Six Months Ended
	June 30, 2016
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$65,306,582	$599,643	$-	$-	$65,906,225
Gross Profit (Loss)	11,028,817	(373,179)	-	-	10,655,638
Depreciation and amortization	7,480,934	472,020	-	-	7,952,954
Interest income	79,862	532	-	-	80,394
Interest expense	1,416,872	-	-	-	1,416,872
Income tax expense(benefit)	1,150,676	(106,709)	-	-	1,043,967
Net Income (Loss)	3,433,708	(363,190)	(1,862,809)	-	1,207,709

	As of June 30, 2016
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total Assets	$187,839,881	$31,423,662	$6,972	$-	$219,270,515

	Six Months Ended
	June 30, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$67,761,705	$25,781	$-	$-	$67,787,486
Gross Profit	15,466,113	4,134	-	-	15,470,247
Depreciation and amortization	4,587,182	505,035	-	-	5,092,217
Interest income	54,249	950	-	-	55,199
Interest expense	1,784,111	-	-	-	1,784,111
Income tax expense(benefit)	2,924,412	(142,416)	-	-	2,781,996
Net Income (Loss)	8,783,417	(481,118)	(606,280)	-	7,696,019

	As of December 31, 2015
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total Assets	$205,117,348	$33,500,731	$8,840	$-	$238,626,919

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three months ended June 30, 2016 and 2015, the Company had no single customer contributed over 10% of total sales. For the six months ended June 30, 2016 and 2015, the Company had no single customer contributing over 10% of total sales.

For the three months ended June 30, 2016, the Company had three major suppliers accounted for 61%, 16% and 8% of total purchases. For the three months ended June 30, 2015, the Company had two major suppliers which primarily accounted for 58% and 19% of the total purchases.

For the six months ended June 30, 2016, the Company had three major suppliers which primarily accounted for 63%, 15% and 7% of the total purchases. For the six months ended June 30, 2015, the Company had two major suppliers which primarily accounted for 62% and 18% of the total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of June 30, 2016 and December 31, 2015. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$75,401) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2016 and December 31, 2015, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB24,597,231 (US$3,709,318) as of June 30, 2016.

(21) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this Update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB Statement No. 123(R), Share-Based Payment. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2016 and 2015 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

In this quarterly report, references to “Orient Paper,” “ONP,” “the Company,” “we,” “our” and “us” refer to Orient Paper, Inc. and its PRC subsidiary and variable interest entity unless the context requires otherwise.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “project”, “target”, “can”, “could”, “may”, “should”, “will”, “would”, and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions may prove to be incorrect. Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the Securities and Exchange Commission (the “SEC”) should be considered in evaluating forward-looking statements. In evaluating the forward-looking statements contained in this report, you should consider various factors, including, without limitation, the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitably, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, and (d) whether we are able to successfully fulfill our primary requirements for cash. We assume no obligation to update forward-looking statements, except as otherwise required under federal securities laws.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue for the three months ended June 30, 2016 was $37,991,892, a decrease of $3,291,250, or 7.97%, from $41,283,142 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended June 30, 2016 was $37,705,017, a decrease of $3,552,344, or 8.61%, from $41,257,361 for the second quarter of 2015. The decrease was primarily due to the decrease in sales of regular CMP, which was partially offset by the increase in sales of tissue paper products beginning in June 2015.

Total offset printing paper, CMP and tissue paper products sold during the three months ended June 30, 2016 amounted to 95,665 tonnes, a decrease of 753 tonnes, or 0.78%, compared to 96,418 tonnes sold in the comparable period in the previous year. This was mainly due to the decrease in quantity sold of regular CMP, which was partially offset by the increase in quantity sold of tissue paper products. The changes in revenue dollar amount and in quantity sold for the three months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	June 30, 2016		June 30, 2015		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	65,620	$21,471,487	68,452	$25,809,897	(2,832)	$(4,338,410)	-4.14%	-16.81%
Light-Weight CMP	12,867	$4,294,966	12,984	$4,986,111	(117)	$(691,145)	-0.90%	-13.86%
Total CMP	78,487	$25,766,453	81,436	$30,796,008	(2,949)	$(5,029,555)	-3.62%	-16.33%
Offset Printing Paper	15,984	$10,446,089	14,982	$10,461,353	1,002	$(15,264)	6.69%	-0.15%
Tissue Paper Products	1,194	$1,492,475	n/a	n/a	1,194	$1,492,475	n/a	n/a
Total CMP, Offset Printing Paper and Tissue Paper Products Revenue	95,665	$37,705,017	96,418	$41,257,361	(753)	$(3,552,344)	-0.78%	-8.61%

Monthly sales revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended June 30, 2016, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended June 30, 2015 and 2016 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended June 30, 2015	$698	$377	$384	$	n/a
Three Months ended June 30, 2016	$654	$327	$334		$1,250
Increase/(decrease) from comparable period in the previous year	$(44)	$(50)	$(50)		n/a
Increase/(decrease) as a percentage	-6.30%	-13.26%	-13.02%		n/a

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24 month period ended June 30, 2016:

Corrugating Medium Paper

Revenue from CMP amounted to $25,766,453 (68.34% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2016, representing a decrease of $5,029,555, or 16.33%, from $30,796,008 for the comparable period in 2015.

We sold 78,487 tonnes of CMP in the three months ended June 30, 2016, as compared to 81,436 tonnes for the same period in 2015, representing a 3.62% decrease in quantity sold.

ASP for regular CMP dropped from $377/tonne for the three months ended June 30, 2015 to $327/tonne for the three months ended June 30, 2016, representing a 13.26% decrease. ASP in RMB for regular CMP for the second quarter of 2015 and 2016 were RMB2,308 and RMB2,144, respectively, representing a 7.10% decrease. The quantity of regular CMP sold decreased by 2,832 tonnes, from 68,452 tonnes in the second quarter of 2015, to 65,620 tonnes in the second quarter of 2016.

ASP for light-weight CMP dropped from $384/tonne for the three months ended June 30, 2015 to $334/tonne for the three months ended June 30, 2016, representing a 13.02% decrease. ASP in RMB for light-weight CMP for the second quarter of 2015 and 2016 were RMB2,350 and RMB2,187, respectively, representing a 6.94% decrease. The quantity of light-weight CMP sold slightly decreased by 117 tonnes, from 12,984 tonnes in the second quarter of 2015, to 12,867 tonnes in the second quarter of 2016.

We believe that the decreases in ASPs in USD for CMP were a result of the slowdown of China’s economic growth, an over-supply in the Chinese paper industry and the depreciation of the RMB against the USD in 2016. We consider these decreases a sign of the downward pricing pressure on the Chinese paper industry. We believe that the government continuing to require that outdated paper facilities close will partially offset the downward pricing pressure.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the second quarter of 2016 and 2015 were 74.34% and 76.19%, respectively, representing a decrease of 1.85%.

Quantities sold for regular CMP that was produced by the PM6 production line from July 2014 to June 2016 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $10,446,089 (27.70% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2016, representing a slight decrease of $15,264, or 0.15%, from $10,461,353 for the three months ended June 30, 2015. We sold 15,984 tonnes of offset printing paper in the second quarter of 2016, as compared to 14,982 tonnes in the comparable period of 2015, a slight increase of 1,002 tonnes, or 6.69%.  The increase in quantities produced and sold in the second quarter of 2016 was mainly a result of the interruption in production resulting from maintenance performed on our PM3 production line (one of the offset printing paper production lines) in April 2015. ASPs for offset printing paper for the second quarter of 2015 and 2016 were $698 and $654, respectively, representing a 6.30% decrease. ASP in RMB for offset printing paper for the second quarter of 2015 and 2016 were RMB4,274 and RMB4,281, respectively, representing a 0.16% increase. Therefore, the decrease in ASP in USD was the result of the depreciation of RMB against USD in 2016. We estimate that the regional market of offset printing paper will continue to be relatively stable and the ASP for offset printing paper will not likely experience a significant change in 2016.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from a third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels. We market and sell the finished tissue paper products under the Orient Paper brand. We sold 1,194 tonnes of tissue paper products and received $1,492,475 in revenues for the three months ended June 30, 2016. We expect to increase production of tissue paper products in the near future.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $286,875 for the three months ended June 30, 2016. Only 6 tonnes of digital photo paper was sold from inventory in the second quarter of 2015. In October 2014, we shut down and disassembled our digital photo paper production facilities (the PM4 and PM5 production lines) for relocation mandated by the local County government, and in August 2015 we completed the relocation and resumed commercial production of digital photo paper. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We expect that our digital photo paper production will remain suspended for the rest of 2016. We intend to resume the production of digital photo paper when the market shows a higher demand for our products.

Changes in revenue and quantities sold of our digital photo paper for the three months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	June 30, 2016		June 30, 2015		Change in		Change
Sales Revenue	Qty. (Tonne)	Amount	Qty. (Tonne)	Amount	Qty. (Tonne)	Amount	Qty. (Tonne)	Amount
Digital Photo Paper	160	$286,875	6	$25,781	154	$261,094	2566.67%	1012.74%

Digital photo paper’s monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from July 2014 to June 30, 2016 are summarized as follows:

28

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended June 30, 2016 was $30,686,147, a decrease of $91,834, or 0.30%, from $30,777,981 for the comparable period in 2015. This was mainly a result of (i) an increase in cost of sales of $1,318,229 for tissue paper products, the commercial production of which was launched in June 2015 and (ii) a decrease in cost of sales of $1,521,065 for regular CMP.

Cost of sales for CMP was $21,112,262 for the quarter ended June 30, 2016, as compared to $22,688,495 for the comparable period in 2015. The decrease in the cost of sales of $1,576,233 for CMP was in line with the decrease in quantities of CMP produced and sold in the second quarter of 2016. Average cost of sales per tonne for CMP decreased by 3.58%, from $279 in the second quarter of 2015, to $269 in the second quarter of 2016. The decrease was mainly attributable to the depreciation of RMB against USD in 2016, which offset the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in the second quarter of 2016 compared to the second quarter of 2015. Cost of sales for offset printing paper was $8,255,656 for the quarter ended June 30, 2016, as compared to $8,089,486 for the comparable period in 2015. Average cost of sales per tonne of offset printing paper decreased by 4.44%, from $540 in the three months ended June 30, 2015, to $516 during the comparable period in 2016. Cost of sales for tissue paper products was $1,318,229 for the quarter ended June 30, 2016. Average cost of sales per tonne of tissue paper products was $1,106 for the quarter ended June 30, 2016.

Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2016 and 2015 are summarized below:

	Three months ended June 30, 2016			Three months ended June 30, 2015				Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales		Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne
Regular CMP	$17,890,826		$273		$19,411,891		$284	(1,521,065)		(11)	-7.84%	-3.87%
Light-Weight CMP	$3,221,436		$250		$3,276,604		$252	(55,168)		(2)	-1.68%	-0.79%
Total CMP	$21,112,262		$269		$22,688,495		$279	(1,576,233)		(10)	-6.95%	-3.58%
Offset Printing Paper	$8,255,656		$516		$8,089,486		$540	$166,170		(24)	2.05%	-4.44%
Tissue Paper Products	$1,318,229		$1,106	$	n/a	$	n/a	$1,318,229	$	n/a	n/a	n/a
Total CMP, Offset Printing Paper &Tissue Paper	$30,686,147	$	n/a		$30,777,981	$	n/a	(91,834)	$	n/a	-0.30%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended June 30, 2016 were RMB 1,018/tonne (approximately $155/tonne) and RMB 2,320/tonne (approximately $353/tonne), respectively, as compared to RMB 968/tonne (approximately $157/tonne) and RMB 2,318/tonne (approximately $377/tonne) for the three months ended June 30, 2015, respectively. These changes (in US dollars) represent a year-over-year decrease of 1.27% for the recycled paper board and a year-over-year decrease of 6.37% for the recycled white scrap paper, both of which were due to the depreciation of RMB against USD in 2016. Our production exclusively uses domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area). Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper. In January of 2016, much of China endured historically bad weather, which affected the collection and delivery of recycled paper board. This caused the increase in the price of domestic recycled paper in the first quarter of 2016, but such price remained stable in the second quarter of 2016. The price of recycled white scrap paper, a substitute raw material for tissue paper, remained stable in the second quarter of 2016 compared to the second quarter of 2015.

The pricing trends of our major raw materials for the 24-month period from July 2014 to June 2016 are shown below:

Electricity and coal are our two main energy sources. The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months.  In 2015, electricity and coal accounted for approximately 8% and 4% of total sales, respectively.  Although the average cost per tonne of coal went down from $67.38 (RMB427) in the second quarter of 2015 to $61.03 (RMB399) in second quarter of 2016, coal still accounted for approximately 4% of total sales in the second quarter of 2016. The monthly energy cost (electricity and coal) as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2016 are summarized as follows:

Gross Profit

Gross profit for the three months ended June 30, 2016 was $6,889,754 (18.13% of the total revenue), representing a decrease of $3,593,760, or 34.28%, from the gross profit of $10,483,514 (25.39% of the total revenue) for the three months ended June 30, 2015. The decrease was mainly due to the decreases in ASPs for CMP and offset printing paper in the second quarter of 2016 as compared to the comparable period in 2015.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended June 30, 2016 was $7,018,870, a decrease of $3,460,510, or 33.02%, from the gross profit of $10,479,380 for the three months ended June 30, 2015. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 6.78%, from 25.40% for the three months ended June 30, 2015, to 18.62% for the three months ended June 30, 2016.

Gross profit margin for regular CMP for the three months ended June 30, 2016 was 16.68%, or 8.11 percentage point lower, as compared to gross profit margin of 24.79% for the three months ended June 30, 2015. Such decrease was primarily the result of the decline in the ASP of regular CMP in the second quarter of 2016.

Gross profit margin for light-weight CMP for the three months ended June 30, 2016 was 25.00%, or 9.29 percentage points lower, as compared to gross profit margin of 34.29% for the three months ended June 30, 2015. Such decrease was primarily the result of the decline in light-weight CMP ASP in the second quarter of 2016.

Gross profit margin for offset printing paper was 20.97% for the three months ended June 30, 2016, a decrease of 1.70 percentage points, as compared to 22.67% for the three months ended June 30, 2015.

Gross profit margin for tissue paper products for the three months ended June 30, 2016 was 11.67%.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended June 30, 2016 are as follows:

Digital Photo Paper

Loss for digital photo paper for the three months ended June 30, 2016 was $129,116, representing a gross margin of -45.01%. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, and completed the relocation and resumed commercial production of our digital photo paper in August 2015. The sales in the second quarter of 2016 were not sufficient to cover the depreciation cost charged to this period. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We expect that our digital photo paper production will remain suspended for the rest of 2016.  We intend to resume the production of digital photo paper when the market shows a higher demand for our products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 were $2,721,232, an increase of $887,262, or 48.38%, from $1,833,970 for the three months ended June 30, 2015. The increase was mainly due to the increase in the depreciation expenses for our temporarily idle property, plant and equipment at the new tissue paper plant in our Wei County Industrial Park.

We believe that our new tissue paper plant will reach its normal production capacity in the second half of year 2016.

 Income from Operations

Operating Income for the quarter ended June 30, 2016 was $4,168,522, a decrease of $4,481,022, or 51.81%, from operating income of $8,649,544 for the quarter ended June 30, 2015. The decrease in operating income was primarily due to the decrease in gross profit and the increase in selling, general and administrative expenses as discussed above.

Other Income and Expenses

 Interest expense for the three months ended June 30, 2016 decreased by $439,910, from $1,135,893 in the three months ended June 30, 2015, to $695,983. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $36,850,624 as of June 30, 2016, as compared to $37,316,805 as of June 30, 2015. The interest incurred during the quarters ended June 30, 2016 and 2015, were $15,894 and $79,461, respectively, and were capitalized as soft-cost of construction-in-progress. The interest expense incurred in both periods was solely related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”).

Net Income

As a result of the above, net income was $2,581,606 for the quarter ended June 30, 2016, representing a decrease of $3,008,924, or 53.82%, from net income of $5,590,530 for the quarter ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue for the six months ended June 30, 2016 was $65,906,225, a decrease of $1,881,261, or 2.78%, from $67,787,486 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the six months ended June 30, 2016 was $65,306,582, a decrease of $2,455,123, or 3.62%, from $67,761,705 for the six months ended June 30, 2015. This was mainly due to the decrease in sales of regular CMP in the second quarter of 2016, which was partially offset by sales of tissue paper products beginning in June 2015.

Total quantities of offset printing paper, CMP and tissue paper products sold during the six months ended June 30, 2016 amounted to 165,817 tonnes, an increase of 6,254 tonnes, or 3.92%, compared to 159,563 tonnes sold during the six months ended June 30, 2015. Total quantities of CMP and offset printing paper sold increased by 3,793 tonnes in the first two quarters of 2016 as compared to the same period of 2015. We sold 2,461 tonnes of tissue paper products in the first two quarters of 2016 as opposed to none in the same period of 2015. The changes in revenue and in quantities sold for the six months ended June 30, 2016 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015		Change in		Percentage Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	114,622	$37,367,209	113,222	$42,318,938	1,400	$(4,951,729)	1.24%	-11.70%
Light-Weight CMP	21,865	$7,271,452	21,485	$8,180,203	380	$(908,751)	1.77%	-11.11%
Total CMP	136,487	$44,638,661	134,707	$50,499,141	1,780	$(5,860,480)	1.32%	-11.61%
Offset Printing Paper	26,869	$17,581,104	24,856	$17,262,564	2,013	$318,540	8.10%	1.85%
Tissue Paper Products	2,461	$3,086,817	n/a	n/a	2,461	$3,086,817	n/a	n/a
Total CMP, Offset Printing Paper and Tissue Paper Products Revenue	165,817	$65,306,582	159,563	$67,761,705	6,254	$(2,455,123)	3.92%	-3.62%

ASPs for our main products in the six-month period ended June 30, 2016 and 2015 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-weight CMP ASP	Tissue Paper Products ASP
Six Months ended June 30, 2015	$695	$374	$381	$	n/a
Six Months ended June 30, 2016	$654	$326	$333		$1,254
Increase/(decrease) from comparable period in the previous year	$(41)	$(48)	$(48)		n/a
Increase/(decrease) as a percentage	-5.90%	-12.83%	-12.60%		n/a

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper was $599,643 for the six months ended June 30, 2016. Only 6 tonnes of digital photo paper were sold from inventory in the same period of 2015. In October 2014, we shut down and disassembled our digital photo paper production facilities (the PM4 and PM5 production lines) for relocation mandated by the local County government, and in August 2015 we completed the relocation and resumed commercial production of our digital photo paper. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We expect that our digital photo paper production will remain suspended for the rest of 2016.

Changes in revenue and quantities sold of our digital photo paper for the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six Months Ended		Six Months Ended				Percentage
Sales	June 30, 2016		June 30, 2015		Change in		Change
Revenue	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount	Qty.(Tonne)	Amount
Digital Photo Paper	334	$599,643	6	$25,781	328	$573,862	5466.67%	2225.91%

Cost of Sales

Total cost of sales for offset printing paper, CMP and tissue paper products for the six months ended June 30, 2016 was $54,277,765, an increase of $1,982,173, or 3.79%, from $52,295,592 for the comparable period in 2015. This was mainly a result of (i) an increase in cost of sales of $2,722,345 for tissue paper products, the commercial production of which was launched in June 2015 and (ii) a decrease in cost of sales of $1,228,415 for regular CMP. Cost of sales for CMP was $37,372,260 for the six months ended June 30, 2016, as compared to $38,637,969 for the comparable period in 2015. The decrease in the cost of sales of $1,265,709 for CMP was in line with the decrease in the ASP of raw materials for CMP produced and sold in the first two quarters of 2016. Average cost of sales per tonne for CMP decreased by 4.53%, from $287 in the first two quarters of 2015, to $274 in the same period of 2016. The decrease was mainly attributable to the depreciation of RMB against USD in 2016, which offset the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in the first two quarters of 2016 compared to the same period of 2015. Cost of sales for offset printing paper was $14,183,160 for the six months ended June 30, 2016, as compared to $13,657,623 for the comparable period in 2015. Average cost of sales per tonne of offset printing paper decreased by 3.83%, from $549 in the six months ended June 30, 2015, to $528 during the comparable period in 2016. Cost of sales for tissue paper products was $2,722,345 for the six months ended June 30, 2016. Average cost of sales per tonne of tissue paper products was $1,106 for the six months ended June 30, 2016.

Changes in cost of sales and cost per tonne by product for the six months ended June 30, 2016 and 2015 are summarized below:

	Six months ended June 30, 2016			Six months ended June 30, 2015				Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales		Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne
Regular CMP	$31,823,285		$278		$33,051,700		$292	$(1,228,415)		$(14)	-3.72%	-4.79%
Light-Weight CMP	$5,548,975		$254		$5,586,269		$260	$(37,294)		$(6)	-0.67%	-2.31%
Total CMP	$37,372,260		$274		$38,637,969		$287	$(1,265,709)		$(13)	-3.28%	-4.53%
Offset Printing Paper	$14,183,160		$528		$13,657,623		$549	$525,537		$(21)	3.85%	-3.83%
Tissue Paper Products	$2,722,345		$1,106	$	n/a	$	n/a	$2,722,345	$	n/a	n/a	n/a
Total CMP, Offset Printing Paper & Tissue Paper	$54,277,765	$	n/a		$52,295,592	$	n/a	$1,982,173	$	n/a	3.79%	n/a

For the six months ended June 30, 2015, cost of sales for digital photo paper was $21,647, as compared to $972,822 for the same period in year 2016.

Gross Profit

Gross profit for the six months ended June 30, 2016 was $10,655,638 (16.17% of the total revenue), representing a decrease of $4,814,609, or 31.12%, from the gross profit of $15,470,247 (22.82% of the total revenue) for the six months ended June 30, 2015. The decrease was mainly due to the decreases in ASPs for CMP and offset printing paper in the first two quarters of 2016 as compared to the comparable period in 2015.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the six months ended June 30, 2016 was $11,028,815, a decrease of $4,437,298, or 28.69%, from the gross profit of $15,466,113 for the six months ended June 30, 2015. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 5.93 percentage points, from 22.82% for the six months ended June 30, 2015, to 16.89% for the six months ended June 30, 2016.

Gross profit margin for regular CMP for the six months ended June 30, 2016 was 14.84%, or 7.06 percentage point lower, as compared to gross profit margin of 21.90% for the six months ended June 30, 2015. Such decrease was primarily the result of the decline in regular CMP ASP in the first half of 2016.

Gross profit margin for light-weight CMP for the six months ended June 30, 2016 was 23.69%, or 8.02 percentage points lower, as compared to gross profit margin of 31.71% for the six months ended June 30, 2015. Such decrease was primarily the result of the decline in light-weight CMP ASP in the first half of 2016.

Gross profit margin for offset printing paper was 19.33% for the six months ended June 30, 2016, a decrease of 1.55 percentage points, as compared to 20.88% for the three months ended June 30, 2015.

Gross profit margin for tissue paper products for the six months ended June 30, 2016 was 11.81%.

Digital Photo Paper

Loss for digital photo paper for the six months ended June 30, 2016 was $373,179, representing a gross margin of -62.23%. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, and completed the relocation and resumed commercial production of our digital photo paper in August 2015. The sales in the first half of 2016 were not sufficient to cover the depreciation cost charged to this period. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We expect that our digital photo paper production will remain suspended for the rest of 2016.  We intend to resume the production of digital photo paper when the market shows a higher demand for our products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2016 were $7,067,484, an increase of $3,527,122, or 99.63%, from $3,540,362 for the comparable period in 2015. The increase was mainly due to (i) the increase in the depreciation expenses for our temporarily idle property, plant and equipment at the new tissue paper plant in our Wei County Industrial Park and (ii) 1,133,916 shares of common stock granted under our compensatory incentive plans, valued at $1,417,395.

Income from Operations

Operating income for the six months ended June 30, 2016 was $3,588,154, a decrease of $8,341,731, or 69.92%, from $11,929,885 for the comparable period in 2015. The decrease was primarily caused by the decrease in gross profit for regular CMP and light-weight CMP and increase in selling and administration expenses as discussed above.

Other Income and Expenses

Interest expense for the six months ended June 30, 2015 decreased by $367,239, from $1,784,111 in the first half of 2015 to $1,416,872 in the first half of 2016. The Company had total short-term and long-term interest-bearing loans, related party loan and leasing obligations that aggregated $36,850,624 as of June 30, 2016, as compared to $37,316,805 as of June 30, 2015. The interests incurred during the six months ended June 30, 2016 and 2015 were $32,947 and $97,200 (a portion of interest related to the sale-leaseback arrangement with CNFTFL), respectively, and were capitalized as soft-cost of construction-in-progress.

Net Income (Loss)

As a result of the above, net income was $1,207,709 for the six months ended June 30, 2016, a decrease of $6,488,310, or 84.31%, from $7,696,019 for the comparable period in 2015.

Accounts Receivable

Net accounts receivable increased by $1,709,224, or 89.75%, to $3,613,620 as of June 30, 2016, as compared with $1,904,396 as of December 31, 2015. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 79.09% of total value of ending inventory as of June 30, 2016) and finished goods. As of June 30, 2016, the recorded value of inventory decreased by 8.42% to $8,430,037 from $9,205,420 as of December 31, 2015. As of June 30, 2016, the ending inventory of recycled paper board, which is the main raw material for the production of CMP, was $4,878,713, approximately $462,461, or 10.47%, higher than the balance as of December 31, 2015. This increase was primarily due to the increase in our CMP production.

A summary of changes in major inventory items is as follows:

	June 30, 2016	December 31, 2015	$ Change	% Change
Raw Materials
Recycled paper board	$4,878,713	$4,416,252	$462,461	10.47%
Recycled white scrap paper	1,241,888	1,880,323	(638,435)	-33.95%
Tissue base paper	84,169	81,069	3,100	3.82%
Coal	249,073	453,665	(204,592)	-45.10%
Digital photo base paper and other raw materials	211,734	215,203	(3,469)	-1.61%
Total Raw Materials	6,665,577	7,046,512	(380,935)	-5.41%

Finished Goods	1,764,460	2,158,908	(394,448)	-18.27%
Totals	8,430,037	9,205,420	(775,383)	-8.42%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $1,529,631 as of June 30, 2016, a decrease of $12,583,594, or 89.16%, from $14,113,225 as of December 31, 2015. Accounts payable was $564,496 and $253,425, as of June 30, 2016 and December 31, 2015, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei and Commercial Bank of the City of Zhangjiakou (the “CBCZ Bank”) to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Hebei and CBCZ Bank were $965,135 and $13,859,800 as of June 30, 2016 and December 31, 2015, respectively. We have paid off bank acceptance notes of $6,190,800 in January 2016 and $7,540,113 in April 2016. We also acquired additional bank acceptance notes of $990,528 from Bank of Hebei in February 2016, which was paid off upon maturity on August 3, 2016.

Liquidity and Capital Resources

Overview

As of June 30, 2016, we had a net working capital deficit of $14,510,053, an increase of $616,099, from the net working capital deficit of $13,893,954 at December 31, 2015. Total current assets as of June 30, 2016 amounted to $17,250,531. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $965,135 was included in our current assets as of June 30, 2016. Restricted cash is deposited at the Bank of Hebei and CBCZ Bank for purpose of securing the bank acceptance notes from these banks. The acceptance notes are due and payable on August 3, 2016, and the Company anticipates renewing such notes upon the maturity on substantially similar terms.

Our current liabilities decreased after we paid off the bank acceptance notes issued by the Bank of Hebei, which were due and payable in April 2016. Current liabilities as of June 30, 2016 totaled $31,760,584, a decrease of $8,477,363, from the December 31, 2015 balance of $40,237,947. Our current liabilities included the current portion of the capital lease payable in the amount of $9,464,931. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $965,135 as of June 30, 2016, representing a decrease of $12,894,665, or 93.04%, from $13,859,800 as of December 31, 2015. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require quarterly interest payments, with one large balloon payment upon maturity. We entered into a three-year sale-leaseback financing agreement with CNFTFL on June 16, 2013, which provides for a three-year full amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction of the Wei County tissue paper expansion project. In July 2015, we entered into a new agreement with CNFTFL, which amended and restated the 2013 CNFTFL lease financing agreement. Pursuant to the 2015 CNFTFL lease financing agreement, we are required to make interest payments every quarter and principal payments every six months until June 21, 2017. These payments range from approximately $0.1 million to approximately $3.5 million (see “Financing with Sale-Leaseback” below for more details.)

Efforts to Mitigate the Net Working Capital Deficit

Amounts due to related parties included in current liabilities were $436,500 as of June 30, 2016 which is the rent payable due to a related party (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), and accrued interest payable of $718,793,which was included in other payables and accrued liabilities. Excluding the related party payables, the net working capital deficit as of June 30, 2016 was $13,354,760.

On August 8, 2016, Mr. Zhenyong Liu agreed to permit the Company to continue to postpone the repayment of the accrued interest on his loans to the Company and Orient Paper HB (as described under Note 9 to the Company’s financial statements included in this report) until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $718,793, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of June 30, 2016.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from the CEO with an amount up to $18,096,272 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of June 30, 2016, $4,524,068 was drawn from the facility.

Our loan-to-equity ratio was 21.09% as of June 30, 2016. Our debt-asset ratio was 20.33% as of June 30, 2016. The industry average of debt-asset ratios in China for 2015 was 42%, according to the latest industry report in 2016 provided by China Industry Intelligence Center atwww.wenku.baidu.com. As long as we are able to manage our short-term liquidity through various efforts described above, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to obtain capital for future growth.

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

Orient Paper HB made all payments due according to the Lease Financing Agreement prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with CNFTFL regarding a modified payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continued to make interest payments due (as well as a payment of a liquidated damage of approximately $9,200 on December 26, 2014). No remedial measures were taken by CNFTFL or its parent company. On May 19, 2015 and June 15, 2015, the Company made payments to CNFTF of RMB 5,000,000 (approximately $0.8 million) and RMB 20,000,000 (approximately $3 million), respectively. On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of CNFTFL, and some guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”) to amend and restate the Lease Financing Agreement. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which was due on July 31, 2015. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. On June 21, 2016, Orient Paper HB only made a partial payment of RMB 2,300,000 (US$ 351,795) out of the amount of RMB 22,300,000 (US$3,410,881) due on June 20, 2016. China Orient has not accordingly taken any remedial measures under the 2015 Agreement. The Company is currently in negotiation with the CNFTFL regarding a potential modification on the payment schedule for the remaining obligations. During the course of negotiation, Orient Paper HB continues to accrue interest at a rate of 15% per annum.

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially) and the present balance of the obligation, which is approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease was $nil as of June 30, 2016 and $3,217,785 as of December 31, 2015, net of its current portion in the amount of $9,464,931 and $6,860,412, respectively. Included in the current portion, balance of $RMB 20,000,000 (approximately US$3,059,086) was overdue as of June 30, 2016. We are currently negotiating with the CNFTEL regarding the potential modification on the payment schedule.

Total interest expense for the sale-lease back arrangement for the three months ended June 30, 2016 and 2015 were $139,826 and $600,070. Total interest expenses for the sale-leaseback arrangement for the six months ended June 30, 2016 and 2015 were $$289,859 and $855,124, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the leased equipment. With respect to the new payment schedule, the deferred gain is being amortized over the remaining lease term up to June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right, valued at approximately $6,557,875, on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and pledged all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $26,865,524 and $28,745,628 as of June 30, 2016 and December 31, 2015, respectively.

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A XushuiCounty urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we were required to eventually cease all operations currently conducted on our Headquarters Compound site. On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $150,802 (RMB1,000,000). On May 4, 2016, Hebei Fangsheng agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $436,500 and $368,751, which was recorded as part of the current liabilities as of June 30, 2016 and December 31, 2015, respectively. As a condition for the sale of the Dormitories, Hebei Fangsheng agreed that it would act as an agent for the Company, which is not qualified to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further agreed that it would not seek to profit from the resale of the Dormitories units and would allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved. Sales of the LUR and the Industrial Buildings were completed in year 2013.

Capital Expenditure Commitment as of June 30, 2016

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the six months ended June 30, 2016 were primarily financed by cash flows generated from financing activities. As of June 30, 2016, we had approximately $15.81 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery.

Capital Expenditures

Our committed capital expenditures for the next 18 months are approximately $15.81 million, which mainly includes budgeted costs for the projects below:

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $130 million (of which $108 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $102 million (of which $91 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $28 million (of which $18 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line would be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the fourth quarter of 2016, as we have experienced construction and funding delays. The delay of completion of the PM8 production line did not have any major financial impact on our current period earnings, as we did not previously budget significant revenue or net earnings from the PM8 production line tissue paper for the second quarter of 2016.

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

Relocation of Digital Photo Paper PM4 and PM5 Production Lines

In August 2015, we completed the relocation of our digital photo paper production lines (PM4 and PM5), as well as related chemical and packaging equipment, from the workshops located in our Headquarters Compound to a new location that is across the street from our Xushui Paper Mill, the Xushui Mill Annex. We purchased the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and constructed three industrial buildings for the digital photo paper operations, a dormitory for factory workers and offices to hold our consolidated XushuiCounty operations. We completed the relocation and resumed commercial production of digital photo paper in August 2015.

Total cost of the relocation of the PM4 and PM5 production lines and building construction costs incurred was approximately $4.5 million. Additional building construction costs at the Xushui Mill Annex are estimated to be approximately $0.5 million. As of June 30, 2016, we have entered into contracts related to the additional building construction for approximately $0.5 million. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We expect that our digital photo paper production will remain suspended for the rest of 2016. Concurrently, we suspended the additional building construction.

Cash and Cash Equivalents

Our cash and cash equivalents as of June 30, 2016 was $4,032,245, an increase of $1,390,328, from $2,641,917 as of December 31, 2015. The increase of cash and cash equivalents for the six months ended June 30, 2016 was attributable to a number of factors:

i. Net cash used in operating activities

Net cash used in operating activities was $789,702 for the first two quarters of 2016. The balance represented a decrease of cash of $7,213,331, or 112.29%, from $6,423,629 provided for the same period of 2015.  The net income of first two quarters of 2016 was $1,207,709, representing a decrease of $6,488,310, or 84.31%, from a net income of $7,696,019 for the first two quarters of 2015.  Changes in various asset and liability account balances throughout the first two quarters of 2016 also contributed to the net change in cash from operating activities in the period. Chief among such changes is the increase of accounts receivable in the amount of $1,809,895 during the first two quarters of 2016. There was also a decrease of $592,706 in the ending inventory balance as of June 30, 2016 (an increase to net cash for the first two quarters 2016 cash flow purposes). In addition, the Company had non-cash expenses (i) in depreciation and amortization in the amount of $7,952,954 and (ii) in issuances of shares to officers and directors in the first quarter of 2016. The Company also had a net increase of $1,645,357 in prepayment and other current assets (an increase to net cash) and a net increase of $1,123,812 in other payables and accrued liabilities (an increase to net cash), as well as an increase in income tax payable of $474,469 (an increase to net cash) during the first two quarters of 2016.

ii. Net cash used in investing activities

We incurred $2,106,601 in net cash expenditures for investing activities during the first two quarters of 2016, as compared to $5,935,842 for the same period of 2015. Essentially, all expenditures in the first two quarters of 2016 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $4,423,450 for the first two quarters in 2016, as compared to net cash used in financing activities in the amount of $2,218,309 for the same period of 2015. During the first two quarters in 2016, we obtained a cash inflow of $9,727,895 from the release of restricted deposit upon the payoff of notes payables to Bank of Hebei.

Short-term bank loans

		June 30,	December 31,
		2016	2015
Industrial & Commercial Bank of China ("ICBC") Loan 1	(a)	$3,016,045	$3,079,956
The Commercial Bank of the City of Zhangjiakou	(b)	7,540,113	7,699,888
ICBC Loan 2	(c)	3,016,045	3,079,956
ICBC Loan 3	(d)	1,206,419
Total short-term bank loans		$14,778,622	$13,859,800

(a)	On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,016,045 and $3,079,956 as of June 30, 2016 and December 31, 2015, respectively. The loan bears an interest rate of 5.06% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The loan is due on September 6, 2016. The working capital loan is guaranteed by Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), an independent third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, and is secured by Hebei Tengsheng’s land use right and real property .

(b)	On October 15, 2015, the Company entered into a working capital loan agreement with the Commercial Bank of the City of Zhangjiakou, with a balance of $7,540,113 and $7,699,888 as of June 30, 2016 and December 31, 2015, respectively. The loan bears a fixed interest rate of 11.88% per annum. The loan is due on October 15, 2016. The working capital loan is guaranteed by Mr. Zhenyong Liu, the Company’s Chief Executive Officer and director, and his wife, as well as secured by Hebei Tengsheng’s land use right and real property.

(c)	On December 11, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,016,045 and $3,079,956 as of June 30, 2016 and December 31, 2015, respectively. The loan bears an interest rate of 4.785% per annum. The loan is due on December 9, 2016. The working capital loan is secured by Hebei Tengsheng’s land use right and real property.

(d)	On June 1, 2016, the Company entered into a working capital loan agreement with the ICBC, with a balance of $1,206,419 as of June 30, 2016. The loan bears an interest rate of 4.62% per annum. The loan is due on December 31, 2016. The working capital loan is guaranteed by Hebei Tengsheng’s land use right and real property.

As of June 30, 2016, there were guaranteed short-term borrowings of $14,778,622 and unsecured bank loans of $nil. As of December 31, 2015, there were guaranteed short-term borrowings of $13,859,800 and unsecured bank loans of $nil.

The average short-term borrowing rates for the six months ended June 30, 2016 and 2015 were approximately 8.73% and 8.24%, respectively. The average short-term borrowing rates for the three months ended June 30, 2016 and 2015 were approximately 8.67% and 8.27%, respectively

Long-term loans from credit union

As of June 30, 2016 and December 31, 2015, loans payable to Rural Credit Union of Xushui County, amounted to $5,066,958 and $5,174,325, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payments are due quarterly and accrue at the rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $188,503, of which $113,102 was paid ahead of its original repayment schedule as of June 30, 2016. As of June 30, 2016 and December 31, 2015, total outstanding loan balance was $1,296,900 and $1,324,380 respectively, which was presented as non-current liabilities in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment in the amount of $11,491,679 and $14,236,083 as of June 30, 2016 and December 31, 2015, respectively. Interest payment is due quarterly and accrues at a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the bank in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $196,043, of which $105,562 was paid ahead of its original repayment schedule as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the total outstanding loan balance was $3,770,058 and $3,849,945 respectively, which was presented as non-current liabilities in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2016 and 2015 were $411,964 and $333,296, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2016 and 2015 were $818,681 and $661,003, respectively

Shareholder Loans

Mr. Zhenyong Liu, the Company’s Chief Executive Officer and director, loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. An approximately $386,557 of interest was still owed to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of June 30, 2016.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $9,048,136 and $9,239,867 as of June 30, 2016 and December 31, 2015, to Orient Paper HB for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was borrowed on December 10, 2014, and is due on December 10, 2017. In June 2016, the Company repaid $6,118,173 to Mr. Zhenyong Liu, together with the interest of $160,602 for the six month of 2016.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from Mr. Liu an amount up to $18,096,272 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan would be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,524,068 was drawn from the facility, which carried an interest rate of 5.25%. The loan matures on July 12, 2018.

As of June 30, 2016 and December 31, 2015, total amount of loans due to Mr. Zhenyong Liu were $7,540,113 and $13,859,800, respectively. The interest expenses incurred for such related party loans are $160,086 and $182,988 for the three months ended June 30, 2016 and 2015, respectively. The interest expenses incurred for above related party loans are $341,279 and $365,184 for the six months ended June 30, 2016 and 2015, respectively. On August 8, 2016, Mr. Liu agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owed to Mr. Zhenyong Liu was approximately $718,793 and $552,115, as of June 30, 2016 and December 31, 2015, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities.

During the six months and three months ended June 30, 2016, the Company borrowed $14,000 from shareholders to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by the end of the period.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three and six months ended June 30, 2016 and 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2016 and December 31, 2015 to translate the Chinese RMB to the U.S. Dollars are 6.6312:1 and 6.4936:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.5379:1, and 6.1289:1 for the six months ended June 30, 2016 and 2015, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for a third party for its long-term bank loans in an aggregate amount of $8,444,927 (RMB56,000,000), which mature at various times in 2018. The third party is one of our major suppliers. The guaranty strengthens our relationship with the supplier and enables us to negotiate for better terms for payments for our raw materials. Except as aforesaid, we have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this Update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB Statement No. 123(R), Share-Based Payment. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. When the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. As a result of the RMB’s depreciation against US dollar in 2016, $136,819 was incurred for the exchange rate changes on cash and cash equivalents in the second quarter of 2016. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2016.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended June 30, 2016, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2015 Annual Report on Form 10-K.

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

ORIENT PAPER, INC.

Date: August 10, 2016	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2016	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)

