Form 10-Q
period 2016-09-30
Orient Paper Inc.
filed 2016-11-09
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 9, 2016: 21,450,316.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$5,591,785	$2,641,917
Restricted cash	2,246,249	10,779,845
Accounts receivable (net of allowance for doubtful accounts of $58,330 and $38,865 as of September 30, 2016 and December 31, 2015, respectively)	2,858,166	1,904,396
Inventories	7,490,524	9,205,420
Prepayments and other current assets	167,075	1,812,415

Total current assets	18,353,799	26,343,993

Prepayment on property, plant and equipment	1,365,719	1,404,460
Property, plant, and equipment, net	193,844,754	206,191,158
Value-added tax recoverable	3,087,353	3,266,454
Deferred tax asset non-current	2,875,834	1,420,854

Total Assets	$219,527,459	$238,626,919

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$13,926,742	$13,859,800
Current obligations under capital lease	9,265,227	6,860,412
Accounts payable	1,296,082	253,425
Notes payable	2,246,249	13,859,800
Due to a related party	21,642	368,751
Accrued payroll and employee benefits	268,194	531,912
Other payables and accrued liabilities	2,157,098	3,902,971
Income taxes payable	1,208,228	600,876

Total current liabilities	30,389,462	40,237,947

Loans from credit union	5,031,597	5,174,325
Loans from a related party	7,487,496	13,859,800
Deferred gain on sale-leaseback	159,300	327,637
Long-term obligations under capital lease	-	3,217,785

Total liabilities	43,067,855	62,817,494

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 21,450,316 and 20,316,400 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	21,450	20,316
Additional paid-in capital	50,635,243	49,218,982
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	1,333,552	6,343,019
Retained earnings	118,388,785	114,146,534

Total stockholders' equity	176,459,604	175,809,425

Total Liabilities and Stockholders' Equity	$219,527,459	$238,626,919

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$37,462,066	$32,406,877	$103,368,291	$100,194,363

Cost of Sales	(30,131,223)	(25,990,316)	(85,381,810)	(78,307,555)

Gross Profit	7,330,843	6,416,561	17,986,481	21,886,808

Selling, general and administrative expenses	(2,599,698)	(3,814,782)	(9,667,182)	(7,355,144)

Income from Operations	4,731,145	2,601,779	8,319,299	14,531,664

Other Income (Expense):
Interest income	14,832	9,985	95,226	65,184
Subsidy income	-	210,423	-	487,465
Interest expense	(677,576)	(566,122)	(2,094,448)	(2,350,233)

Income before Income Taxes	4,068,401	2,256,065	6,320,077	12,734,080

Provision for Income Taxes	(1,033,859)	(570,168)	(2,077,826)	(3,352,164)

Net Income	3,034,542	1,685,897	4,242,251	9,381,916

Other Comprehensive Income:
Foreign currency translation adjustment	(1,263,906)	(7,190,713)	(5,009,467)	(7,013,832)

Total Comprehensive Income	$1,770,636	$(5,504,816)	$(767,216)	$2,368,084

Earnings Per Share:

Basic Earnings per Share	$0.14	$0.08	$0.20	$0.46

Fully Diluted Earnings per Share	$0.14	$0.08	$0.20	$0.46

Weighted Average Number of Shares

Outstanding - Basic	21,450,316	20,316,400	21,404,627	20,316,400

Outstanding - Fully Diluted	21,450,316	20,328,003	21,404,627	20,316,400

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities:
Net income	$4,242,251	9,381,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,668,976	10,061,558
Loss from disposal of property, plant and equipment	25,774	-
Allowance for bad debts	20,833	-
Share-based compensation expenses	1,417,395	5,268
Deferred tax	(1,515,689)	(878,730)
Changes in operating assets and liabilities:
Accounts receivable	(1,041,625)	(273,781)
Prepayments and other current assets	1,708,601	2,326,204
Inventories	1,482,013	(2,458,300)
Accounts payable	1,064,764	1,132,548
Notes payable	(11,392,982)	(9,478,519)
Accrued payroll and employee benefits	(252,632)	(232,861)
Due to a related party	(341,790)	121,312
Other payables and accrued liabilities	911,234	1,063,161
Income taxes payable	632,911	(101,216)
Net Cash Provided by Operating Activities	8,630,034	10,668,560

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(7,713,993)	(11,312,300)
Proceeds from sale of property, plant and equipment	39,344	0
Net Cash Used in Investing Activities	(7,674,649)	(11,312,300)

Cash Flows from Financing Activities:
Proceeds from related party loans	14,000	5,242,483
Repayments of related party loans	(6,090,257)	(390,000)
Proceeds from short-term bank loans	3,493,848	3,234,990
Repayment of bank loans	(3,038,129)	(6,882,440)
Payment of capital lease obligation	(542,678)	(5,378,582)
Release of restricted cash	8,354,853	5,548,008
Net Cash Provided by Financing Activities	2,191,637	1,374,459

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(197,154)	(258,471)

Net Increase in Cash and Cash Equivalents	2,949,868	472,248

Cash and Cash Equivalents - Beginning of Period	2,641,917	3,891,473

Cash and Cash Equivalents - End of Period	$5,591,785	$4,363,721

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$1,746,568	$1,717,941
Cash paid for income taxes	$2,960,604	$4,332,110

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary (the “Primary Beneficiary”) of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the three months ended September 30, 2016 and 2015 were 99.83% and 99.53%, respectively. The revenue of the Company generated from Orient Paper HB for the nine months ended September 30, 2016 and 2015 were 99.36% and 99.82%, respectively. Orient Paper HB also accounted for 86.1% and 85.96% of the total assets of the Company as of September 30, 2016 and December 31, 2015, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2016 and December 31, 2015, details of the Company’s subsidiaries and variable interest entities are as follows:

		Place of
	Date of Incorporation	Incorporation or	Percentage of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Orient Paper Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity (“VIE”):
Orient Paper HB	March 10, 1996	PRC	Control *	Paper Production and distribution

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Orient Paper HB in the table below. The aggregate carrying value of Orient Paper HB’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,210,558	$2,363,525
Restricted cash	2,246,249	10,779,845
Accounts receivable	2,858,166	1,904,396
Inventories	7,411,120	8,741,974
Prepayments and other current assets	154,307	1,792,188

Total current assets	17,880,400	25,581,928

Prepayment on property, plant and equipment	1,365,719	1,404,460
Property, plant, and equipment, net	167,319,883	176,913,064
Deferred tax asset non-current	2,452,066	1,217,896

Total Assets	$189,018,068	$205,117,348

LIABILITIES

Current Liabilities
Short-term bank loans	$13,926,742	$13,859,800
Current obligations under capital lease	9,265,227	6,860,412
Accounts payable	1,296,082	253,425
Notes payable	2,246,249	13,859,800
Due to a related party	21,642	368,751
Accrued payroll and employee benefits	257,042	503,203
Other payables and accrued liabilities	2,157,073	3,889,235
Income taxes payable	1,208,315	600,876

Total current liabilities	30,378,372	40,195,502

Loans from credit union	5,031,597	5,174,325
Loans from a related party	7,487,496	13,859,800
Deferred gain on sale-leaseback	159,300	327,637
Long-term obligations under capital lease		3,217,785

Total liabilities	$43,056,765	$62,775,049

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2016 and the results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future period.

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments, were classified as Level 1 of the fair value hierarchy; while loans from Credit union, loans from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China, which were also classified as Level 1 of the fair value hierarchy.

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

Liquidity and Going Concern

As of September 30, 2016 the Company had current assets of $18,353,799 and current liabilities of $30,389,462 (including amounts due to related parties of $833,693), resulting in a working capital deficit of approximately $12,035,663; while as of December 31, 2015, the Company had current assets of $26,343,993 and current liabilities of $40,237,947 (including amounts due to related parties of $920,866), resulting in a working capital deficit of approximately $13,893,954. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 10, 2014, the Company entered an agreement with the Company’s Chairman and Chief Executive Officer (“CEO”), Mr. Zhenyong Liu, to loan $8,984,995 to the Company for working capital purpose with an annual interest rate based on the People’s Bank of China at of the time of receipt and was set at 5.25% per annum. (see Note (9) below). In June 2016, the Company repaid $6,076,257 to Mr . Zhenyong Liu, together with the interest of $159,502 for the six month of 2016. As of September 30, 2016, the outstanding loan balance was $2,994,998 and the accrued interest under this agreement owned to Mr. Zhenyong Liu was approximately $143,198, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of September 30, 2016 (see Note (11) below).

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from the CEO with an amount up to $17,969,990 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of September 30, 2016, $4,492,498 was drawn from the facility. The accrued interest under this agreement owe to Mr. Zhenyong Liu was approximately $284,993, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of September 30, 2016 (see Note (11) below).

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

On December 31, 2015, the Company paid off a loan of $2,249,279 from Mr. Zhenyong Liu due to expiry, together with the interest of $391,374 through year 2013 to 2015. (see Note (9) below). As a result, regarding to the loan, there was still approximately $383,860 of interest due to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of September 30, 2016 (see Note (11) below).

On November 1, 2016, Mr. Zhenyong Liu agreed to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $812,051, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of September 30, 2016 (see Note (11) below).

On November 1, 2016, Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $21,642 and $368,751, which was recorded in due to a related party as part of the current liabilities as of September 30, 2016 and December 31, 2015, respectively. (see Note (9) below).

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

(3) Restricted Cash

Restricted cash of $2,246,249 as of September 30, 2016 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank (see Note (10)). The restriction will be lifted upon the maturity of the notes payable on February 1, 2017.

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Raw Materials
Recycled paper board	$4,625,830	$4,416,252
Recycled white scrap paper	551,290	1,880,323
Recycled scrap binding margin	309,818	-
Coal	480,861	453,665
Base paper and other raw materials	214,227	296,272
	6,182,026	7,046,512
Finished Goods	1,308,498	2,158,908
Totals	$7,490,524	$9,205,420

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Value-added tax recoverable	$-	$453,964
Prepayment for purchase of materials	11,980	884,932
Prepaid land lease	49,417	461,993
Tender deposit	101,081	-
Others	4,597	11,526
	$167,075	$1,812,415

(6) Prepayment on property, plant and equipment

As of September 30, 2016 and December 31, 2015, prepayment on property, plant and equipment consisted of $1,365,719 and $1,404,460, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 65,023 square meters of land located in our Xushui County, Baoding plant. The purchase is expected to be completed by the end of year 2016.

(7) Property, plant and equipment, net

As of September 30, 2016 and December 31, 2015, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2016	2015
Property, Plant, and Equipment:
Land use rights	$7,104,122	$7,305,641
Building and improvements	96,534,093	99,299,487
Machinery and equipment	129,125,443	132,785,421
Vehicles	613,544	665,789
Construction in progress	26,119,033	21,697,207
Totals	259,496,235	261,753,545
Less: accumulated depreciation and amortization	(65,651,481)	(55,562,387)
Property, Plant and Equipment, net	$193,844,754	$206,191,158

As of September 30, 2016 and December 31, 2015, land use rights represented a parcel of state-owned land located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring in 2061.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$22 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$22 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,246) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of September 30, 2016 and December 31, 2015. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment. See “ Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

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

The capital lease asset cost were $25,273,272 and $25,990,183 as of September 30, 2016 and December 31, 2015, respectively. The depreciation of Leased Equipment has started in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the three months ended September 30, 2016 and 2015, depreciation of Leased Equipment were $407,024 and $432,304, respectively. During the nine months ended September 30, 2016 and 2015, depreciation of Leased Equipment were $1,238,154 and $1,259,837, respectively. The accumulated depreciation of the leased asset were $5,072,341 and $3,961,025 as of September 30, 2016 and December 31, 2015. During the three months ended September 30, 2016 and 2015, the gain realized on sale-leaseback transaction were $53,121 and $112,708, respectively. During the nine months ended September 30, 2016 and 2015, the gain realized on sale-leaseback transaction were $161,594 and $344,130, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-lease back are $159,300 and $327,637 as of September 30, 2016 and December 31, 2015, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in 2016. For the three months ended September 30, 2016 and 2015, the amount of interest capitalized is $10,839 and $19,294, respectively. For the nine months ended September 30, 2016 and 2015, the amount of interest capitalized is $43,786 and $116,494, respectively.

As of September 30, 2016 and December 31, 2015, certain property, plant and equipment of Orient Paper HB with net values of $10,802,842 and $14,236,083 have been pledged for the long-term loan from credit union of Orient Paper HB, respectively. As of September 30, 2016 and December 31, 2015, certain of the Company’s property, plant and equipment in the amount of $10,241 and $29,175 have been pledged for the facility obtained from Bank of Hebei. In addition, land use right with net values of $6,476,591 and $6,769,894 as of September 30, 2016 and December 31, 2015 was pledged for the sale-leaseback financing. See “ Financing with Sale-Leaseback ” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

As of September 30, 2016 and December 31, 2015, essentially all production equipment of Orient Paper Shengde with net value of $25,209,525 and $28,745,628 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $3,716,022 and $4,969,341 for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization of property, plant and equipment was $11,668,976 and $10,061,558 for the nine months ended September 30, 2016 and 2015, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Loans Payable

Short-term bank loans

		September 30,	December 31,
		2016	2015
Industrial & Commercial Bank of China ("ICBC") Loan 1	(a)	$-	$3,079,956
The Commercial Bank of the City of Zhangjiakou	(b)	7,487,496	7,699,888
ICBC Loan 2	(c)	2,994,998	3,079,956
ICBC Loan 3	(d)	1,197,999
Bank of Hebei	(e)	2,246,249
Total short-term bank loans		$13,926,742	$13,859,800

(a)	On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,994,998 and $3,079,956 as of September 30, 2016 and December 31, 2015, respectively. The loan borne an interest rate of 5.06% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The loan was due on September 6, 2016. The working capital loan was guaranteed by Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), an independent third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank. The loan was repaid on September 6, 2016.

(b)	On October 15, 2015, the Company entered into a working capital loan agreement with the Commercial Bank of the City of Zhangjiakou, with a balance of $7,487,496 and $7,699,888 as of September 30, 2016 and December 31, 2015, respectively. The loan bears a fixed interest rate of 11.88% per annum. The loan was due on October 15, 2016. The working capital loan was guaranteed by the Company’s CEO and his wife, as well as secured by Hebei Tengsheng’s land use right and real property as collateral for the benefit of the bank.

(c)	On December 11, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,994,998 and $3,079,956 as of September 30, 2016 and December 31, 2015, respectively. The loan bears a fixed interest rate of 4.785% per annum. The loan is due on December 9, 2016. The working capital loan is secured by Hebei Tengsheng’s land use right and real property.

(d)	On June 1, 2016, the Company entered into a working capital loan agreement with the ICBC, with a balance of $1,197,999 as of September 30, 2016. The loan bears a fixed interest rate of 4.62% per annum. The loan is due on December 31, 2016. The working capital loan is guaranteed by Hebei Tengsheng’s land use right and real property.

(e)	On July 8, 2016, the Company entered into a working capital loan agreement with the Bank of Hebei, with a balance of $2,246,249 as of September 30, 2016. The loan bears a fixed interest rate of 5.22% per annum. The loan is due on July 8, 2017. The working capital loan was guaranteed by the Company’s CEO and his wife, as well as Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2016, there were guaranteed short-term borrowings of $13,926,742 and unsecured bank loans of $nil. As of December 31, 2015, there were guaranteed short-term borrowings of $13,859,800 and unsecured bank loans of $nil.

The average short-term borrowing rates for the nine months ended September 30, 2016 and 2015 were approximately 8.53% and 7.93%, respectively. The average short-term borrowing rates for the three months ended September 30, 2016 and 2015 were approximately 8.19% and 6.65%, respectively.

Long-term loans from credit union

As of September 30, 2016 and December 31, 2015, loans payable to Rural Credit Union of Xushui County, amounted to $5,031,597 and $5,174,325, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $187,187, of which $112,312 was paid ahead of its original repayment schedule as of September 30, 2016. As of September 30, 2016 and December 31, 2015, total outstanding loan balance was $1,287,849 and $1,324,380 respectively, which is presented as non-current liabilities in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $10,802,842 and $14,236,083 as of September 30, 2016 and December 31, 2015, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $194,675, of which $104,825 was paid ahead of its original repayment schedule as of September 30, 2016. As of September 30, 2016 and December 31, 2015, the total outstanding loan balance was $3,743,748 and $3,849,945 respectively, which is presented as non-current liabilities in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2016 and 2015 were $354,011 and $184,748, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2016 and 2015 were $1,172,692 and $845,751, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$22 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for RMB 150 million (approximately US$22 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,246) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013.

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

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into the 2015 Agreement, to amend and restate the Lease Financing Agreement entered into in 2013. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. On June 21, 2016, Orient Paper HB only made a partial payment of RMB 2,300,000 (US$349,385) out of the payment schedule of RMB 22,300,000 (US$3,387,513) due on June 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $141,695 on the overdue amount RMB 20,000,000 (US$3,038,128), at a rate of 18.25% per annum on September 20, 2016 in accordance with the 2015 Agreement. The Company is currently in negotiation with the CNFTFL regarding a potential modification on the payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continues to accrue interest at a rate of 18.25% per annum for the overdue portion and 15% per annum for the remaining portion in accordance with the 2015 Agreement.

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially) and the present balance of the obligation, which is approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease were nil and $3,217,785 as of September 30, 2016 and December 31, 2015, and its current portion in the amount of $9,265,227 and $6,860,412, respectively. Included in the current portion, balance of RMB 20,000,000 (US$2,994,998) was overdue as of September 30, 2016. The Company is currently negotiating with the CNFTEL regarding the potential modification on the payment schedule.

Total interest expenses for the sale-leaseback arrangement for the three months ended September 30, 2016 and 2015 were $237,053 and $169,742, respectively. Total interest expenses for the sale-leaseback arrangement for the nine months ended September 30, 2016 and 2015 were $526,912 and $1,024,866, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the Leased Equipment. In term of the extension of the new payment schedule, the deferred gain is being amortized over the remaining lease term up to June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $6,476,591 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $25,209,525 and $28,745,628 as of September 30, 2016 and December 31, 2015, respectively.

The future minimum lease payments of the capital lease as of September 30, 2016 were as follows:

September 30,	Amount
2017	$9,439,236
Less: unearned discount	(174,009)
9,265,227
Less: Current portion of obligation under capital lease, net	(9,265,227)
$-
15

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Related Party Transactions

The Company’s CEO loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. An approximately $383,860 of interest was still outstanding to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of September 30, 2016.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,984,995 and $9,239,867 as of September 30, 2016 and December 31, 2015, to Orient Paper HB for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was borrowed on December 10, 2014, and would be due on December 10, 2017. In June 2016, the Company repaid $6,076,257 to Mr. Zhenyong Liu, together with the interest of $159,502 for the six month of 2016. As of September 30, 2016, the outstanding loan balance was $2,994,998 and the accrued interest was $143,198 which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $17,969,990 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,492,498 was drawn from the facility, which carried an interest rate of 5.25%. As of September 30, 2016 and December 31, 2015, the outstanding loan balance were $4,492,498 and $4,619,933, respectively and the accrued interest was $284,993 and $111,167 which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet. The loan matures on July 12, 2018.

As of September 30, 2016 and December 31, 2015, total amount of loans due to Mr. Zhenyong Liu were $7,487,496 and $13,859,800, respectively. The interest expenses incurred for such related party loans are $97,351 and $230,926 for the three months ended September 30, 2016 and 2015, respectively. The interest expenses incurred for above related party loans are $438,630 and $596,110 for the nine months ended September 30, 2016 and 2015, respectively. On November 1, 2016, the Company’s CEO agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owe to Mr. Zhenyong Liu was approximately $812,051 and $552,115, as of September 30, 2016 and December 31, 2015, respectively, which was recorded in other payables and accrued liabilities (see Note (11) below) as part of the current liabilities.

During the nine months and three months ended September 30, 2016, the Company borrowed $14,000 and nil, respectively, from shareholders to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by the end of the period.

During the nine months and three months ended September 30, 2015, the Company borrowed $390,000 and $90,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was repayable on demand with interest free. The Company repaid the entire balance by the end of the period.

Lease of Headquarters Compound Real Properties from a Related Party

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $149,750 (RMB1,000,000). On November 1, 2016, Hebei Fangsheng agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $21,642 and $368,751, which was recorded as part of the current liabilities as of September 30, 2016 and December 31, 2015, respectively.

Sales of the LUR and the Industrial Buildings were completed in year 2013.

The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $21,642 and $368,751, which was recorded as part of the current liabilities as of September 30, 2016 and December 31, 2015, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Notes payable

As of September 30, 2016, the Company had bank acceptance notes of $2,246,249 from the Bank of Hebei to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $2,246,249 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. The acceptance notes will become due and payable on February 1, 2017.

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

(11) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30,	December 31,
	2016	2015
Accrued electricity	$285,292	$168,840
Value-added tax payable	533,376	0
Accrued interest to a related party	812,051	552,115
Accrued bank loan interest	-	73,970
Payable for purchase of equipment	471,404	3,093,239
Others	54,975	14,807
Totals	$2,157,098	$3,902,971

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

The fair value of the warrants issued was estimated by using the Binominal pricing model with the following assumptions:

Terms of warrants	5 years
Expected volatility	72.0
Risk-free interest rate	1.69
Expected dividend yield	0.81

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

The fair value of the warrants issued was estimated by using the Binominal pricing model with the following assumptions:

Terms of warrants	4.81 years
Expected volatility	69.8
Risk-free interest rate	1.62
Expected dividend yield	0.81

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

Nine months ended September 30, 2016
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No warrants were issued, exercised, cancelled or expired during the nine months ended September 30, 2016. As of September 30, 2016, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the nine months ended September 30, 2015. As of December 31, 2015, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

(14) Earnings Per Share

For the three months ended September 30, 2016 and 2015, basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30,
	2016	2015
Basic income per share
Net income for the period - numerator	3,034,542	$1,685,897
Weighted average common stock outstanding - denominator	21,450,316	20,316,400
Net income per share	0.14	$0.08

Diluted income per share
Net income for the period - numerator	3,034,542	$1,685,897
Weighted average common stock outstanding - denominator	21,450,316	20,316,400
Effect of dilution	-	11,603
Weighted average common stock outstanding - denominator	21,450,316	20,328,003
Diluted income per share	0.14	$0.08

For the nine months ended September 30, 2016 and 2015, basic and diluted net income per share are calculated as follows:

	Nine Months Ended September 30,
	2016	2015
Basic income per share
Net income for the period - numerator	4,242,251	$9,381,916
Weighted average common stock outstanding - denominator	21,404,627	20,316,400
Net income per share	0.20	$0.46

Diluted income per share
Net income for the period- numerator	4,242,251	$9,381,916
Weighted average common stock outstanding - denominator	21,404,627	20,316,400
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,404,627	20,316,400
Diluted income per share	0.20	$0.46

For the three and nine months ended September 30, 2016 and 2015, 820,312 warrants shares are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the period ended September 30, 2016 were lower than the warrants exercise price. For the three and nine months ended September 30, 2016, there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended
	September 30,
	2016	2015
Provision for Income Taxes
Current Tax Provision PRC	$1,521,099	$954,339
Deferred Tax Provision PRC	(487,240)	(384,171)
Total Provision for Income Taxes	$1,033,859	$570,168

The provisions for income taxes for nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended
	September 30,
	2016	2015
Provision for Income Taxes
Current Tax Provision PRC	$3,534,967	$4,230,894
Deferred Tax Provision PRC	(1,457,141)	(878,730)
Total Provision for Income Taxes	$2,077,826	$3,352,164

During the three months ended September 30, 2016 and 2015, the effective income tax rate was estimated by the Company to be 25.4% and 25.3%, respectively. During the Nine months ended September 30, 2016 and 2015, the effective income tax rate was estimated by the Company to be 32.9% and 26.3%, respectively.

The following table reconciles the PRC statutory rates to the Company's effective tax rate for:

	Three Months Ended September 30,
	2016	2015
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	(0.2)	(0.2)
Effect of expenses not deductible for PRC tax purposes	(0.1)	(0.1)
Under provision in previous years	-	-
Change in valuation allowance	0.7	0.6
Effective income tax rate	25.4%	25.3%

	Nine months ended September 30,
	2016	2015
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	(2.8)	(0.5)
Effect of expenses not deductible for PRC tax purposes	0.1	-
Under provision in previous years	0.1	0.1
Change in valuation allowance	10.5	1.7
Effective income tax rate	32.9%	26.3%

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2016 and December 31, 2015, management considered that the Company had no uncertain tax positions affecting its condensed consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three months and nine months ended September 30, 2016 and 2015, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,970 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $539,100 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (9) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $149,750 (RMB 1,000,000), for a total term of up to five years. The Company will continue its operations in the current location for a maximum of two years before the relocation completed.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

September 30,	Amount
2017	706,820
2018	681,860
2019	557,070
2020	557,070
2021	557,070
Thereafter	3,284,016
Total operating lease payments	$6,343,906

Capital commitment

As of September 30, 2016, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $14,869,589 and $17,429,301 as of September 30, 2016 and December 31, 2015, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company was a party to enter into contracts to indemnify a third party for certain liabilities, and as of September 30, 2016 and December 31, 2015, the Company guaranteed the third party’s long-term loan from the financial institutions amounting to $8,385,995 (RMB56,000,000) and $8,623,876 (RMB56,000,000) that matured at various times in 2018, as a guarantor. In most cases, the Company cannot estimate the potential amount of future payments under these indemnities until events arise that would result in a liability under the indemnities. The Company believes that the liabilities for potential future payments of these guarantees and indemnities are not probable.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended September 30, 2016
	Orient Paper	Orient Paper	Not Attributable	Elimination of Inter-	Enterprise- wide,
	HB	Shengde	to Segments	segment	consolidated

Revenues	$37,397,395	$64,671	$-	$-	$37,462,066
Gross profit (loss)	7,347,908	(17,065)	-	-	7,330,843
Depreciation and amortization	3,485,154	230,868	-	-	3,716,022
Interest income	14,568	264	-	-	14,832
Interest expense	677,576	-	-	-	677,576
Income tax expense(benefit)	1,098,270	(64,411)	-	-	1,033,859
Net income (loss)	3,313,671	(196,558)	(82,571)	-	3,034,542

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$32,255,518	$151,359	$-	$-	$32,406,877
Gross profit (loss)	6,557,624	(141,063)	-	-	6,416,561
Depreciation and amortization	4,889,952	79,389	-	-	4,969,341
Interest income	9,650	335	-	-	9,985
Interest expense	566,122	-	-	-	566,122
Income tax expense(benefit)	611,163	(40,995)	-	-	570,168
Net income (loss)	1,865,481	(135,442)	(44,142)	-	1,685,897

	Nine Months Ended September 30, 2016
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$102,703,977	$664,314	$-	$-	$103,368,291
Gross profit (loss)	18,376,724	(390,243)	-	-	17,986,481
Depreciation and amortization	10,966,088	702,888	-	-	11,668,976
Interest income	94,430	796	-	-	95,226
Interest expense	2,094,448	-	-	-	2,094,448
Income tax expense(benefit)	2,248,946	(171,120)	-	-	2,077,826
Net income (loss)	6,747,378	(559,747)	(1,945,380)	-	4,242,251

	As of September 30, 2016
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Total assets	189,018,068	30,502,145	7,246	-	219,527,459

	Nine Months Ended September 30, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$100,017,223	$177,140	$-	$-	$100,194,363
Gross profit (loss)	22,023,737	(136,929)	-	-	21,886,808
Depreciation and amortization	9,477,134	584,424	-	-	10,061,558
Interest income	63,899	1,285	-	-	65,184
Interest expense	2,350,233	-	-	-	2,350,233
Income tax expense(benefit)	3,535,575	(183,411)	-	-	3,352,164
Net income (loss)	10,648,898	(616,560)	(650,422)	-	9,381,916

	As of December 31, 2015
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total assets	$205,117,348	$33,500,731	$8,840	$-	$238,626,919

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three months ended September 30, 2016 and 2015, the Company had no single customer contributed over 10% of total sales. For the nine months ended September 30, 2016 and 2015, the Company had no single customer contributing over 10% of total sales.

For the three months ended September 30, 2016, the Company had three major suppliers accounted for 63%, 14% and 8% of total purchases. For the three months ended September 30, 2015, the Company had two major suppliers which primarily accounted for 60% and 20% of the total purchases.

For the nine months ended September 30, 2016, the Company had three major suppliers which primarily accounted for 63%, 10% and 7% of the total purchases. For the nine months ended September 30, 2015, the Company had two major suppliers which primarily accounted for 61% and 19% of the total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of September 30, 2016 and December 31, 2015. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$74,875) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2016 and December 31, 2015, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB35,930,833 (US$5,380,639) as of September 30, 2016.

(21) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this Update as part of its Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this Update were identified through outreach for the Simplification Initiative, pre-agenda research for the Private Company Council, and the August 2014 Post-Implementation Review Report on FASB Statement No. 123(R), Share-Based Payment. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2016 and 2015 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue for the three months ended September 30, 2016 was $37,462,066, an increase of $5,055,189, or 15.6%, from $32,406,877 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended September 30, 2016 was $37,397,395, an increase of $5,141,877, or 15.94%, from $32,255,518 for the third quarter of 2015. The increase was primarily due to the increase in sales of regular CMP and tissue paper products, sales of which began in June 2015.

Total offset printing paper, CMP and tissue paper products sold during the three months ended September 30, 2016 amounted to 96,933 tonnes, an increase of 20,161 tonnes, or 26.26%, compared to 76,772 tonnes sold in the comparable period in the previous year. This was mainly due to the increase in quantity sold of regular CMP and tissue paper products. The changes in revenue dollar amount and in quantity sold for the three months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2016		September 30, 2015		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	68,422	$22,248,535	52,737	$18,954,206	15,685	$3,294,329	29.74%	17.38%
Light-Weight CMP	12,613	$4,181,371	10,138	$3,713,226	2,475	$468,145	24.41%	12.61%
Total CMP	81,035	$26,429,906	62,875	$22,667,432	18,160	$3,762,474	28.88%	16.60%
Offset Printing Paper	14,571	$9,338,690	13,689	$9,312,667	882	$26,023	6.44%	0.28%
Tissue Paper Products	1,327	$1,628,799	208	275,419	1,119	$1,353,380	537.98%	491.39%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	96,933	$37,397,395	76,772	$32,255,518	20,161	$5,141,877	26.26%	15.94%

Monthly sales revenue (excluding revenue from digital photo paper and tissue paper products) for the 24 months ended September 30, 2016, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended September 30, 2015 and 2016 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended September 30, 2015	$680	$359	$366	$1324
Three Months ended September 30, 2016	$641	$325	$332	$1227
Increase (Decrease) from comparable period in the previous year	$-39	$-34	$-34	$-97
Increase (Decrease) by percentage	-5.74%	-9.47%	-9.29%	-7.33%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24 month period ended September 30, 2016:

Corrugating Medium Paper

Revenue from CMP amounted to $26,429,906 (70.67% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2016, representing an increase of $3,762,474, or 16.60%, from $22,667,432 for the comparable period in 2015.

We sold 81,035 tonnes of CMP in the three months ended September 30, 2016 as compared to 62,875 tonnes for the same period in 2015, representing a 28.88% increase in quantity sold.

ASP for regular CMP dropped from $359/tonne for the three months ended September 30, 2015 to $325/tonne for the three months ended September 30, 2016, representing a 9.47% decrease. ASP in RMB for regular CMP for the third quarter of 2015 and 2016 were RMB2,264 and RMB2,165, respectively, representing a 4.37% decrease. The quantity of regular CMP sold increased by 15,685 tonnes, from 52,737 tonnes in the third quarter of 2015 to 68,422 tonnes in the third quarter of 2016.

ASP for light-weight CMP dropped from $366/tonne for the three months ended September 30, 2015 to $332/tonne for the three months ended September 30, 2016, representing a $9.29% decrease. ASP in RMB for light-weight CMP for the third quarter of 2015 and 2016 were RMB2,308 and RMB2,208, respectively, representing a 4.33% decrease. The quantity of light-weight CMP sold slightly increased by 2,475 tonnes, from 10,138 tonnes in the third quarter of 2015, to 12,613 tonnes in the third quarter of 2016.

We believe that the decreases in ASPs in USD for CMP were a result of the slowdown of China’s economic growth, an over-supply in the Chinese paper industry and the depreciation of the RMB against the USD in 2016. We consider these decreases a sign of the downward pricing pressure on the Chinese paper industry. We believe that the government continuing to require that outdated paper manufacturing facilities close will partially offset the downward pricing pressure.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the third quarter of 2016 and 2015 were 74.59% and 59.21%, respectively, representing an increase of 15.38%.

Quantities sold for regular CMP that was produced by the PM6 production line from October 2014 to September 2016 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $9,338,690 (24.97% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2016, representing a slight increase of $26,023, or 0.28%, from $9,312,667 for the three months ended September 30, 2015.We sold 14,571 tonnes of offset printing paper in the third quarter of 2016, as compared to 13,689 tonnes in the comparable period of 2015, an increase of 882 tonnes, or 6.44%. ASPs for offset printing paper for the third quarter of 2015 and 2016 were $680 and $641, respectively, representing a 5.74% decrease. Both ASP in RMB for offset printing paper for the third quarter of 2015 and 2016 were RMB4,274. Therefore, the decrease in ASP in USD was the result of the depreciation of RMB against USD in 2016. We estimate that the regional market of offset printing paper will continue to be relatively stable and the ASP for offset printing paper will not likely experience a significant change in 2016.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from a third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels. We market and sell the finished tissue paper products under the Orient Paper brand. We sold 1,327 tonnes of tissue paper products and received $1,628,799 in revenues for the three months ended September 30, 2016. We expect a stable increase in production of the tissue paper products in the near future.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $64,671 for the three months ended September 30, 2016. Only 38 tonnes of digital photo paper was sold from inventory in the third quarter of both 2016 and 2015. In October 2014, we shut down and disassembled our digital photo paper production facilities (the PM4 and PM5 production lines) for relocation mandated by the local County government, and in August 2015 we completed the relocation and resumed commercial production of digital photo paper. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We expect that our digital photo paper production will remain suspended for the near future. We intend to resume the production of digital photo paper if and when the market shows a greater demand for our products.

Changes in revenue and quantities sold of our digital photo paper for the three months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2016		September 30, 2015		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Digital Photo Paper	38	$64,671	38	$151,359	-	(86,688)	-%	-57.27%

Digital photo paper’s monthly ASPs, monthly sales quantity (in tonnes) and monthly sales revenue for the 24 months from October 2014 to September 30, 2016 are summarized as follows:

28

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended September 30, 2016 was $30,049,487, an increase of $4,351,593, or 16.93%, from $25,697,894 for the comparable period in 2015. This was mainly a result of (i) an increase in cost of sales of $1,155,936 for tissue paper products, the commercial production of which was launched in June 2015, and (ii) a increase in cost of sales of $3,609,473 for regular CMP.

Cost of sales for CMP was $21,854,757 for the quarter ended September 30, 2016, as compared to $17,655,425 for the comparable period in 2015. The increase in the cost of sales of $4,199,332 for CMP was in line with the increase in quantities of CMP produced and sold in the third quarter of 2016. Average cost of sales per tonne for CMP decreased by 3.91%, from $281 in the third quarter of 2015 to $270 in the third quarter of 2016. The decrease in average cost of sales was mainly attributable to the depreciation of RMB against USD in 2016, which was offset by the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in the third quarter of 2016 compared to the third quarter of 2015. Cost of sales for offset printing paper was $6,768,202 for the quarter ended September 30, 2016, as compared to $7,771,877 for the comparable period in 2015. Average cost of sales per tonne of offset printing paper decreased by 18.31%, from $568 in the three months ended September 30, 2015, to $464 during the comparable period in 2016. The decrease in average cost of sales of offset printing paper was mainly due to lower average unit purchase costs (net of applicable value added tax) of recycled white scrap paper in the third quarter of 2016, and introduction of recycled scrap binding margin, a new raw material, which costs less (net of applicable value added tax) than recycled white scrap paper, into the offset printing paper production. This new material was introduced in certain types of offset printing paper production in July 2016 to reduce the brightness of the paper to meet the special requirements of certain customers. Cost of sales for tissue paper products was $1,426,528 for the quarter ended September 30, 2016. Average cost of sales per tonne of tissue paper products was $1,075 for the quarter ended September 30, 2016.

Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2016 and 2015 are summarized below:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015		Change in		Change in percentage
	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per Tone
Regular CMP	$18,690,436	$273	$15,080,963	$286	$3,609,473	$(13)	23.93%	-4.55%
Light-Weight CMP	$3,164,321	$251	$2,574,462	$254	$589,859	$(3)	22.91%	-1.18%
Total CMP	$21,854,757	$270	$17,655,425	$281	$4,199,332	$(11)	23.78%	-3.91%
Offset Printing Paper	$6,768,202	$464	$7,771,877	$568	$(1,003,675)	$(104)	-12.91%	-18.31%
Tissue Paper Products	$1,426,528	$1,075	270,592	$1,301	$1,155,936	$(226)	427.19%	-17.37%
Total CMP, Offset Printing Paper and Tissue Paper	$30,049,487	$310	$25,697,894	$335	$4,351,593	$(25)	16.93%	-7.46%

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended September 30, 2016 were RMB 1,084/tonne (approximately $165/tonne) and RMB 2,222/tonne (approximately $338/tonne), respectively, as compared to RMB 974/tonne (approximately $157/tonne) and RMB 2,564/tonne (approximately $414/tonne) for the three months ended September 30, 2015, respectively. These changes (in US dollars) represent a year-over-year increase of 5.10% for the recycled paper board and a year-over-year decrease of 18.36% for the recycled white scrap paper. Our production exclusively uses domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area). Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper. After the Chinese government repealed its “Operation Green Fence” policy (a strict inspection policy) in January 2015, many paper mills that had stopped using imported recycled paper started doing so again. This resulted in a decline in the price of domestic recycled paper in the third quarter of 2016. The price of recycled white scrap paper also decreased in the third quarter of 2016 compared to the same period of 2015. The average unit purchase costs (net of applicable value added tax) of recycled scrap binding margin was RMB 1,551/tonne (approximately $236/tonne) in the three months ended September 30, 2016.

The pricing trends of our major raw materials for the 24-month period from July 2014 to June 2016 are shown below:

Electricity and coal are our two main energy sources. The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months.  In 2015, electricity and coal accounted for approximately 8% and 4% of total sales, respectively.  The average cost per tonne of coal went up from $62.67 (RMB391) in the third quarter of 2015 to $68.2 (RMB449) in third quarter of 2016, accounting for approximately 4% of total sales in the third quarter of 2016. The monthly energy cost (electricity and coal) as a percentage of total monthly sales of our main paper products for the 24 months ended September 30, 2016 are summarized as follows:

Gross Profit

Gross profit for the three months ended September 30, 2016 was $7,330,843 (19.57% of the total revenue), representing an increase of $914,282, or 14.25%, from the gross profit of $6,416,561 (19.80% of the total revenue) for the three months ended September 30, 2015. The increase was mainly due to the increase in gross profit of offset printing paper as a result of the decreased cost of recycled white scrap paper and the introduction of a new raw material in the production of certain types of offset printing paper in the third quarter of 2016, as further described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended September 30, 2016 was $7,347,908, an increase of $790,284, or 12.05%, from the gross profit of $6,557,624 for the three months ended September 30, 2015. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 0.68 percentage point, from 20.33% for the three months ended September 30, 2015, to 19.65% for the three months ended September 30, 2016.

Gross profit margin for regular CMP for the three months ended September 30, 2016 was 15.99%, or 4.44 percentage point lower, as compared to gross profit margin of 20.43% for the three months ended September 30, 2015. Such decrease was primarily the result of the decline in the ASP of regular CMP in the third quarter of 2016.

Gross profit margin for light-weight CMP for the three months ended September 30, 2016 was 24.32%, or 6.35 percentage points lower, as compared to gross profit margin of 30.67% for the three months ended September 30, 2015. Such decrease was primarily the result of the decline in light-weight CMP ASP in the third quarter of 2016.

Gross profit margin for offset printing paper was 27.53% for the three months ended September 30, 2016, an increase of 10.98 percentage points, as compared to 16.55% for the three months ended September 30, 2015.

Gross profit margin for tissue paper products for the three months ended September 30, 2016 was 12.42%.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended September 30, 2016 are as follows:

Digital Photo Paper

Loss for digital photo paper for the three months ended September 30, 2016 was $17,065, representing a gross margin of -26.39%. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, and completed the relocation and resumed commercial production of our digital photo paper in August 2015. The sales in the third quarter of 2016 were not sufficient to cover the depreciation cost charged to this period. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We expect that our digital photo paper production will remain suspended for the rest of 2016. We intend to resume the production of digital photo paper if and when the market shows a greater demand for our products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 were $2,599,698, a decrease of $1,215,084, or 31.85% from $3,814,782 for the three months ended September 30, 2015. The decrease was attributable to the additional depreciation charge for idle property, plant and equipment at the tissue paper plant in Wei Country that took place in the third quarter of 2015.

 Income from Operations

Operating income for the quarter ended September 30, 2016 was $4,731,145, an increase of $2,129,366, or 81.84%, from operating income of $2,601,779 for the quarter ended September 30, 2015. The increase in operating income was primarily due to the increase in gross profit and the decrease in selling, general and administrative expenses as discussed above.

Other Income and Expenses

Interest expense for the three months ended September 30, 2016 increased by $111,454, from $566,122 in the three months September 30, 2015, to $677,576. The increase in interest expense was mainly due to the increase in borrowing rates. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $35,711,062 as of September 30, 2016, as compared to $40,905,866 as of September 30, 2015. The interest incurred during the quarters ended September 30, 2016 and 2015, were $10,839 and $19,294, respectively, and were capitalized as soft-cost of construction-in-progress. The interest expense capitalized in both periods was solely related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”).

Net Income

As a result of the above, net income was $3,034,542 for the quarter ended September 30, 2016, representing an increase of $1,348,645, or 80.00%, from net income of $1,685,897 for the quarter ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 and 2015

Revenue for the nine months ended September 30, 2016 was $103,368,291, an increase of $3,173,928, or 3.17%, from $100,194,363 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2016 was $102,703,977, an increase of $2,686,754, or 2.69%, from $100,017,223 for the nine months ended September 30, 2015. This was mainly due to the increase in sales of tissue paper products beginning in June 2015, which was partially offset by the decrease in sales of regular CMP in the nine months of 2016.

Total quantities of offset printing paper, CMP and tissue paper products sold during the nine months ended September 30, 2016 amounted to 262,750 tonnes, an increase of 26,415 tonnes, or 11.18%, compared to 236,335 tonnes sold during the nine months ended September 30, 2015. Total quantities of CMP and offset printing paper sold increased by 22,835 tonnes in the nine months of 2016 as compared to the same period of 2015. We sold 3,788 tonnes of tissue paper products in the nine months of 2016 as opposed to 208 tonnes in the same period of 2015. The changes in revenue and in quantities sold for the nine months ended September 30, 2016 and 2015 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2016		September 30, 2015		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	183,044	$59,615,744	165,959	$61,273,144	17,085	$(1,657,400)	10.29%	-2.70%
Light-Weight CMP	34,478	$11,452,823	31,623	$11,893,429	2,855	$(440,606)	9.03%	-3.70%
Total CMP	217,522	$71,068,567	197,582	$73,166,573	19,940	$(2,098,006)	10.09%	-2.87%
Offset Printing Paper	41,440	$26,919,794	38,545	$26,575,231	2,895	$344,563	7.51%	1.30%
Tissue Paper Products	3,788	$4,715,616	208	275,419	3,580	$4,440,197	1721.15%	1612.16%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	262,750	$102,703,977	236,335	$100,017,223	26,415	$2,686,754	11.18%	2.69%

ASPs for our main products in the nine-month period ended September 30, 2016 and 2015 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Nine Months Ended September 30, 2015	$689	$369	$376	$1324
Nine Months Ended September 30, 2016	$650	$326	$332	$1245
Increase (Decrease) from comparable period in the previous year	$-39	$-43	$-44	$-79
Increase (Decrease) by percentage	-5.66%	-11.65%	-11.70%	-5.97%

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $664,314 for the nine months ended September 30, 2016. Only 44 tonnes of digital photo paper was sold from inventory in the same period of 2015. In October 2014, we shut down and disassembled our digital photo paper production facilities (the PM4 and PM5 production lines) for relocation mandated by the local County government, and in August 2015 we completed the relocation and resumed commercial production of digital photo paper. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We expect that our digital photo paper production will remain suspended for the rest of 2016.

Changes in revenue and quantities sold of our digital photo paper for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2016		September 30, 2015		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Digital Photo Paper	372	$664,314	44	$177,140	328	487,174	745.45%	275.02%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the nine months ended September 30, 2016 was $84,327,253, an increase of $6,333,767, or 8.12%, from $77,993,486 for the comparable period in 2015. This was mainly a result of (i) an increase in cost of sales of $3,878,282 for tissue paper products, the commercial production of which was launched in June 2015 and (ii) an increase in cost of sales of $2,381,058 for regular CMP. Cost of sales for CMP was $59,227,017 for the nine months ended September 30, 2016, as compared to $56,293,394 for the comparable period in 2015. The increase in the cost of sales of $2,933,623 for CMP was in line with the increase in the quantities of CMP produced and sold in the nine months ended September 30, 2016. Average cost of sales per tonne for CMP decreased by 4.56%, from $285 for the nine months of 2015, to $272 in the same period of 2016.The decrease was mainly attributable to the depreciation of RMB against USD in 2016, which was partially offset by the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in the nine months of 2016 compared to the same period of 2015. Cost of sales for offset printing paper was $20,951,362 for the nine months ended September 30, 2016, as compared to $21,429,500 for the comparable period in 2015. Average cost of sales per tonne of offset printing paper decreased by 8.99%, from $556 in the nine months ended September 30, 2015, to $506 during the comparable period in 2016. The decrease in average cost of sales of offset printing paper was mainly due to lower average unit purchase costs (net of applicable value added tax) of recycled white scrap paper, and introduction of recycled scrap binding margin, a new raw material, which costs less (net of applicable value added tax) than recycled white scrap paper, into the offset printing paper production in third quarter of 2016. Cost of sales for tissue paper products was $4,148,874 for the nine months ended September 30, 2016. Average cost of sales per tonne of tissue paper products was $1,095 for the nine months ended September 30, 2016.

Changes in cost of sales and cost per tonne by product for the nine months ended September 30, 2016 and 2015 are summarized below:

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015		Change in		Change in percentage
	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per Tone
Regular CMP	$50,513,721	$276	$48,132,663	$290	$2,381,058	$(14)	4.95%	-4.83%
Light-Weight CMP	$8,713,296	$253	$8,160,731	$258	$552,565	$(5)	6.77%	-1.94%
Total CMP	$59,227,017	$272	$56,293,394	$285	$2,933,623	$(13)	5.21%	-4.56%
Offset Printing Paper	$20,951,362	$506	$21,429,500	$556	$(478,138)	$(50)	-2.23%	-8.99%
Tissue Paper Products	$4,148,874	$1,095	$270,592	$1,301	3,878,282	$(206)	1433.26%	-15.83%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$84,327,253	$321	$77,993,486	$330	$6,333,767	$(9)	8.12%	-2.73%

For the nine months ended September 30, 2015, cost of sales for digital photo paper was $314,069, as compared to $1,054,556 for the same period in year 2016.

Gross Profit

Gross profit for the nine months ended September 30, 2016 was $17,986,481 (17.40% of the total revenue), representing a decrease of $3,900,327, or 17.82%, from the gross profit of $21,886,808 (21.84% of the total revenue) for the nine months ended September 30, 2015. The decrease was mainly due to the decreases in ASPs for CMP and offset printing paper in the nine months ended September 30, 2016 as compared to the comparable period in 2015.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2016 was $18,376,724, a decrease of $3,647,013, or 16.56%, from the gross profit of $22,023,737 for the nine months ended September 30, 2015. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 4.13 percentage points, from 22.02% for the nine months ended September 30, 2015, to 17.89% for nine months ended September 30, 2016.

Gross profit margin for regular CMP for the nine months ended September 30, 2016 was 15.27%, or 6.18 percentage points lower, as compared to gross profit margin of 21.45% for the nine months ended September 30, 2015. Such decrease was primarily the result of the decline in the ASP of regular CMP in the nine months ended September 30, 2016.

Gross profit margin for light-weight CMP for the nine months ended September 30, 2016 was 23.92%, or 7.46 percentage point lower, as compared to gross profit margin of 31.38% for the nine months ended September 30, 2015. Such decrease was primarily the result of the decline in light-weight CMP ASP in the nine months ended September 30, 2016.

Gross profit margin for offset printing paper was 22.17% for the nine months ended September 30, 2016, an increase of 2.81 percentage point, as compared to 19.36% for the nine months ended September 30, 2015.

Gross profit margin for tissue paper products for the nine months ended September 30, 2016 was 12.02%.

Digital Photo Paper

Loss for digital photo paper for the nine months ended September 30, 2016 was $390,243, representing a gross margin of -58.74%. As discussed above, we started the relocation of our PM4 and PM5 production lines in October 2014, and completed the relocation and resumed commercial production of our digital photo paper in August 2015. The sales in the nine months of 2016 were not sufficient to cover the depreciation cost charged to this period. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We expect that our digital photo paper production will remain suspended for the rest of 2016. We intend to resume the production of digital photo paper if and when the market shows a greater demand for our products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $9,667,182, an increase of $2,312,038, or 31.43%, from $7,355,144 for the comparable period in 2015. The increase was mainly due to (i) the increase in the depreciation expenses for our temporarily idle property, plant and equipment at the new tissue paper plant in our Wei County Industrial Park and (ii) 1,133,916 shares of common stock granted under our compensatory incentive plans in the nine months ended September 30, 2016, valued at $1,417,395.

Income from Operations

Operating income for the nine months ended September 30, 2016 were $8,319,299, a decrease of $6,212,365, or 42.75%, from $14,531,664 for the comparable period in 2015. The decrease was primarily caused by the decrease in gross profit for regular CMP and light-weight CMP and increases in selling, general and administrative expenses as discussed above.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2016 decreased by $255,785, from $2,350,233 in the nine months ended September 30, 2015, to $2,094,448 in the nine months ended September 30, 2016. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $35,711,062 as of September 30, 2016, as compared to $40,905,866 as of September 30, 2015. The interest incurred during the nine months ended September 30, 2016 and 2015, were $43,786 and $116,494 (a portion of interest related to the sale-leaseback arrangement with CNFTFL), respectively, and were capitalized as soft-cost of construction-in-progress.

Net Income (Loss)

As a result of the above, net income was $4,242,251 for the nine months ended September 30, 2016, representing a decrease of $5,139,665, or 54.78%, from net income of $9,381,916 for the comparable period in 2015.

Accounts Receivable

Net accounts receivable increased by $953,770, or 50.08%, to $2,858,166 as of September 30, 2016, as compared with $1,904,396 as of December 31, 2015. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 82.53% of total value of ending inventory as of September 30, 2016) and finished goods. As of September 30, 2016, the recorded value of inventory decreased by 18.63%, to $7,490,524 from $9,205,420 as of December 31, 2015. As of September 30, 2016, the ending inventory of recycled paper board, which is the main raw material for the production of CMP, was $4,625,830, approximately $209,578, or 4.75%, higher than the balance as of December 31, 2015. This increase was primarily due to the increase in our CMP production. The ending inventory of recycled white scrap paper was $551,290, approximately $1,329,033, or 70.68%, lower than the balance as of December 31, 2015. The decrease was mainly due to the lower purchase cost of recycled white scrap paper and the introduction of recycled scrap binding margin, a new raw material used as a substitute for recycled white scrap paper for certain types of offset printing paper production, in the third quarter of 2016. The ending inventory of tissue base paper was $16,278, approximately $64,791, or 79.92%, lower than the balance as of December 31, 2015. This is mainly because we increased our stock of tissue base paper in December 2015 in anticipation of increasing production in 2016. The ending inventory of finished goods was $1,308,498, approximately $850,410, or 39.39%, lower than the balance as of December 31, 2015. There was temporary production suspension from December 14, 2015 to December 29, 2015, which led to higher than typical inventory quantities of finished goods, including CMP and offset printing paper, at December 31, 2015.

A summary of changes in major inventory items is as follows:

	September 30,	December 31,
	2016	2015	$ Change	% Change
Raw Materials
Recycled paper board	$4,625,830	$4,416,252	209,578	4.75%
Recycled white scrap paper	551,290	1,880,323	-1,329,033	-70.68%
Recycled scrap binding margin	309,818	-	309,818	n/a

Tissue base paper	16,278	81,069	-64,791	-79.92%
Coal	480,861	453,665	27,196	5.99%
Digital photo base paper and other raw materials	197,949	215,203	-17,254	-8.02%
Total Raw Materials	6,182,026	7,046,512	-864,486	-12.27%

Finished Goods	1,308,498	2,158,908	-850,410	-39.39%
Totals	$7,490,524	$9,205,420	-1,714,896	-18.63%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $3,542,331 as of September 30, 2016, a decrease of 10,570,894, or 74.90%, from $14,113,225 as of December 31, 2015. Accounts payable was $1,296,082 and $253,425, as of September 30, 2016 and December 31, 2015, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei and Commercial Bank of the City of Zhangjiakou (the “CBCZ Bank”) to make the majority of our raw materials payments to our vendors. Our notes payable amounted to $2,246,249 and $13,859,800 as of September 30, 2016 and December 31, 2015, respectively. We have paid off bank acceptance notes of $5,989,997 in January 2016, $7,487,496 in April 2016, $958,399 in August 2016. We also acquired additional bank acceptance notes of $2,246,249 from Bank of Hebei in August 2016, which we expect to pay off upon maturity on February 1, 2017.

Liquidity and Capital Resources

Overview

As of September 30,2016, we had a net working capital deficit of $12,035,663, a decrease of $1,858,291, from the net working capital deficit of $13,893,954 at December 31,2015. Total current assets as of September 30, 2016 amounted to $18,353,799. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $2,246,249 was included in our current assets as of September 30, 2016. Restricted cash is deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank. The acceptance notes are due and payable on February 1, 2017, and the Company anticipates renewing such notes upon the maturity on substantially similar terms.

Our current liabilities decreased after we paid off the bank acceptance notes issued by the Bank of Hebei in August 2016. Current liabilities as of September 30, 2016 totaled $30,389,462, a decrease of $9,848,485, from the December 31, 2015 balance of $40,237,947. Our current liabilities included the current portion of the capital lease payable in the amount of $9,265,227. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $2,246,249 as of September 30, 2016, representing a decrease of $11,613,551, or 83.79%, from $13,859,800 as of December 31, 2015. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require quarterly interest payments, with one large balloon payment upon maturity. We entered into a three-year sale-leaseback financing agreement with CNFTFL on June 16, 2013, which provides for a three-year full amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction of the Wei County tissue paper expansion project. In July 2015, we entered into a new agreement with CNFTFL, which amended and restated the 2013 CNFTFL lease financing agreement. Pursuant to the 2015 CNFTFL lease financing agreement, we are required to make interest payments every quarter and principal payments every six months until June 21, 2017. These payments range from approximately $0.1 million to approximately $3.5 million (see “Financing with Sale-Leaseback” below for more details.).

Efforts to Mitigate the Net Working Capital Deficit

Amount due to a related party included in current liabilities was $21,642 as of September 30, 2016, which is the rent payable due to a related party (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), and accrued interest payable of $812,051,which was included in other payables and accrued liabilities. Excluding the related party payables, the net working capital deficit as of September 30, 2016 was $11,201,970.

On November 1, 2016, Mr. Zhenyong Liu agreed to permit the Company to continue to postpone the repayment of the accrued interest on his loans to the Company and Orient Paper HB (as described under Note 9 to the Company’s financial statements included in this report) until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $812,051, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of September 30, 2016.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from the CEO with an amount up to $17,969,990 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of September 30, 2016, $4,492,498 was drawn from the facility.

Our loan-to-equity ratio was 20.24% as of September 30, 2016. Our debt-asset ratio was 19.62% as of September 30, 2016. The industry average of debt-asset ratios in China for 2015 was 42%, according to the latest industry report in 2016 provided by China Industry Intelligence Center at wenku.baidu.com . As long as we are able to manage our short-term liquidity, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to obtain capital for future growth.

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

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$22 million). Pursuant to the Lease Financing Agreement, Orient Paper HB sold some equipment to CNFTFL for RMB 150 million (approximately US$22 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,246) to CNFTFL to buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the leased equipment is included as part of the property, plant and equipment of the Company for the periods presented; the net present value of the minimum lease payments (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and these payments incur interest at CNFTFL’s implicit interest rate of 6.15% per annum. At the inception of the lease on June 16, 2013, the net present value of the minimum lease payments were stated at $25,750,170.

Orient Paper HB made all payments due according to the Lease Financing Agreement prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with CNFTFL regarding a modified payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continued to make interest payments due (as well as a payment of a liquidated damage of approximately $9,200 on December 26, 2014). No remedial measures were taken by CNFTFL or its parent company. On May 19, 2015 and June 15, 2015, the Company made payments to CNFTF of RMB 5,000,000 (approximately $0.8 million) and RMB 20,000,000 (approximately $3 million), respectively. On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of CNFTFL, and some guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”) to amend and restate the Lease Financing Agreement. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which was due on July 31, 2015. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. On June 21, 2016, Orient Paper HB only made a partial payment of RMB 2,300,000 (US$ 349,385) out of the amount of RMB 22,300,000 (US$3,387,513) due on June 20, 2016. China Orient has not accordingly taken any remedial measures under the 2015 Agreement. The Company made interest payment due according to the modified schedule, as well as a payment of interest $141,695 on the overdue amount RMB 20,000,000 (US$3,038,128), at a rate of 18.25% per annum on September 20, 2016 in accordance with the 2015 Agreement. The Company is currently in negotiation with the CNFTFL regarding a potential modification on the payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continues to accrue interest at a rate of 18.25% per annum for the overdue portion and 15% per annum for the remaining portion in accordance with the 2015 Agreement.

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially) and the present balance of the obligation, which is approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease was $nil as of September 30, 2016 and $3,217,785 as of December 31, 2015, net of its current portion in the amount of $9,265,227 and $6,860,412, respectively. Included in the current portion, balance of $RMB 20,000,000 (approximately US$2,994,998) was overdue as of September 30, 2016. We are currently negotiating with the CNFTEL regarding the potential modification on the payment schedule.

Total interest expense for the sale-leaseback arrangement for the three months ended September 30, 2016 and 2015 were $237,053 and $169,742. Total interest expenses for the sale-leaseback arrangement for the nine months ended September 30, 2016 and 2015 were $$526,912 and $1,024,866, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the leased equipment. With respect to the new payment schedule, the deferred gain is being amortized over the remaining lease term through June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right, valued at approximately $6,476,591, on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and pledged all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $25,209,525 and $28,745,628 as of September 30, 2016 and December 31, 2015, respectively.

Relocation of Facilities and Sale of Headquarters Compound Real Properties

A Xushui County urban redevelopment plan mandates that the current site of our Headquarters Compound and its neighboring area be reserved for residential use only and that, like other manufacturers in the covered area, we were required to eventually cease all operations currently conducted on our Headquarters Compound site. On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $149,750 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. The accrued rental owned to Hebei Fangsheng was approximately $21,642 and $368,751, which was recorded as part of the current liabilities as of September 30, 2016 and December 31, 2015, respectively. As a condition for the sale of the Dormitories, Hebei Fangsheng agreed that it would act as an agent for the Company, which is not qualified to sell residential housing units in China, and that it is obligated to sell all of the 132 apartment units in the Dormitories to qualified employees of the Company at its acquisition price. Hebei Fangsheng further agreed that it would not seek to profit from the resale of the Dormitories units and would allow the Company to inspect the books and records of the sale upon completion of the resale of the Dormitories units to ensure the objectives are achieved. Sales of the LUR and the Industrial Buildings were completed in 2013.

Capital Expenditure Commitment as of September 30, 2016

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the nine months ended September 30, 2016 were primarily financed by cash flows generated from financing activities. As of September 30, 2016, we had approximately $14.87 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery.

Capital Expenditures

Our committed capital expenditures for the next 12 months are approximately $14.87 million, which mainly includes budgeted costs for the projects below:

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $130 million (of which $113 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $102 million (of which $91 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $28 million (of which $22 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line would be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the fourth quarter of 2017, as we have experienced delays resulting from our inability to obtain approval for a coal burning boiler installation in the PM8 production line from the Heibei Provincial Government. According to the latest regulation announced by the Heibei Provincial Government, coal burning boilers are no longer allowed for new plants. We are seeking alternative solutions and going through necessary procedures for a re-application. The delay of completion of the PM8 production line did not have any major financial impact on our current period earnings, as we did not previously budget significant revenue or net earnings from the PM8 production line tissue paper for the third quarter of 2016.

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

Relocation of Digital Photo Paper PM4 and PM5 Production Lines

In August 2015, we completed the relocation of our digital photo paper production lines (PM4 and PM5), as well as related chemical and packaging equipment, from the workshops located in our Headquarters Compound to a new location that is across the street from our Xushui Paper Mill, the Xushui Mill Annex. We purchased the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and constructed three industrial buildings for the digital photo paper operations, a dormitory for factory workers and offices to hold our consolidated XushuiCounty operations. We completed the relocation and resumed commercial production of digital photo paper in August 2015. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We expect that our digital photo paper production will remain suspended for the near future.

Total cost of the relocation of the PM4 and PM5 production lines and building construction costs incurred was approximately $4.5 million. No further construction will take place at this facility unless we resume production.

Cash and Cash Equivalents

Our cash and cash equivalents as of September 30, 2016 was $5,591,785, an increase of $2,949,868, from $2,641,917 as of December 31, 2015. The increase of cash and cash equivalents for the nine months ended September 30, 2016 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $8,630,034 for the nine months ended September 30, 2016. The balance represented a decrease of cash of $2,038,526, or $19.11%, from $10,668,560 provided for the same period of 2015. The net income of nine months ended September 30, 2016 was from $4,242,251, representing a decrease of $5,139,665, or $54.78%, from a net income of from $9,381,916 for the nine months ended September 30, 2015. Changes in various asset and liability account balances throughout the nine months ended September 30, 2016 also contributed to the net change in cash from operating activities in the period. Chief among such changes is the increase of accounts receivable in the amount of $1,041,625 during the period of 2016. There was also a decrease of $1,482,013 in the ending inventory balance as of September 30, 2016 (an increase to net cash for the nine months ended September 30, 2016 cash flow purposes). In addition, the Company had non-cash expenses of (i) depreciation and amortization in the amount of $11,668,976 and (ii) issuances of shares to officers and directors in the first quarter of 2016 of $1,417,395. The Company also had a net decrease of $1,708,601 in prepayment and other current assets (an increase to net cash) and a net increase of $1,003,210 in other payables and accrued liabilities and due to a related party (an increase to net cash), as well as an increase in income tax payable of $632,911 (an increase to net cash) during the nine months ended September 30, 2016.

ii. Net cash used in investing activities

We incurred $7,674,649 in net cash expenditures for investing activities during the nine months of 2016, as compared to $11,312,300 for the same period of 2015. Essentially, all expenditures in the first three quarters of 2016 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $2,191,637 for the nine months in 2016, as compared to net cash used in financing activities in the amount of $1,374,459 for the same period of 2015. During the nine months in 2016, we obtained a cash inflow of $8,354,853 from the release of restricted deposit upon the payoff of notes payables to Bank of Hebei and Bank of Zhangjiakou.

Short-term bank loans

		September 30,	December 31,
		2016	2015
Industrial & Commercial Bank of China ("ICBC") Loan 1	(a)	$-	$3,079,956
The Commercial Bank of the City of Zhangjiakou	(b)	7,487,496	7,699,888
ICBC Loan 2	(c)	2,994,998	3,079,956
ICBC Loan 3	(d)	1,197,999	-
Bank of Hebei	(e)	2,246,249	-
Total short-term bank loans		$13,926,742	$13,859,800

(a)	On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,994,998 and $3,079,956 as of September 30, 2016 and December 31, 2015, respectively. The loan borne an interest rate of 5.06% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The loan was due on September 6, 2016. The working capital loan was guaranteed by Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), an independent third party which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank. The loan was repaid on September 6, 2016.

(b)	On October 15, 2015, the Company entered into a working capital loan agreement with the Commercial Bank of the City of Zhangjiakou, with a balance of $7,487,496 and $7,699,888 as of September 30, 2016 and December 31, 2015, respectively. The loan bears a fixed interest rate of 11.88% per annum. The loan was due on October 15, 2016. The working capital loan is guaranteed by the Company’s CEO and his wife, as well as secured by Hebei Tengsheng’s land use right and real property as collateral for the benefit of the bank.

(c)	On December 11, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,994,998 and $3,079,956 as of September 30, 2016 and December 31, 2015, respectively. The loan bears a fixed interest rate of 4.785% per annum. The loan is due on December 9, 2016. The working capital loan is secured by Hebei Tengsheng’s land use right and real property.

(d)	On June 1, 2016, the Company entered into a working capital loan agreement with the ICBC, with a balance of $1,197,999 as of September 30, 2016. The loan bears a fixed interest rate of 4.62% per annum. The loan is due on December 31, 2016. The working capital loan is guaranteed by Hebei Tengsheng’s land use right and real property.

(e)	On July 8, 2016, the Company entered into a working capital loan agreement with the Bank of Hebei, with a balance of $2,246,249 as of September 30, 2016. The loan bears a fixed interest rate of 5.22% per annum. The loan is due on July 8, 2017. The working capital loan was guaranteed by the Company’s CEO and his wife, as well as Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

As of September 30, 2016, there were guaranteed short-term borrowings of $13,926,742 and unsecured bank loans of $nil. As of December 31, 2015, there were guaranteed short-term borrowings of $13,859,800 and unsecured bank loans of $nil.

The average short-term borrowing rates for the nine months ended September 30, 2016 and 2015 were approximately 8.53% and 7.93%, respectively. The average short-term borrowing rates for the three months ended September 30, 2016 and 2015 were approximately 8.19% and 6.65%, respectively.

Long-term loans from credit union

As of September 30, 2016 and December 31, 2015, loans payable to Rural Credit Union of Xushui County, amounted to $5,031,597 and $5,174,325, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $187,187, of which $112,312 was paid ahead of its original repayment schedule as of September 30, 2016. As of September 30, 2016 and December 31, 2015, total outstanding loan balance was $1,287,849 and $1,324,380 respectively, which is presented as non-current liabilities in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $10,802,842 and $14,236,083 as of September 30, 2016 and December 31, 2015, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $194,675, of which $104,825 was paid ahead of its original repayment schedule as of September 30, 2016. As of September 30, 2016 and December 31, 2015, the total outstanding loan balance was $3,743,748 and $3,849,945 respectively, which is presented as non-current liabilities in the condensed consolidated balance sheet.

 Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2016 and 2015 were $ 354,011 and $184,748, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2016 and 2015 were $1,172,692 and $845,751, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s Chief Executive Officer and director, loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. An approximately $383,860 of interest was still owed to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of September 30, 2016.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,984,995 and $9,239,867 as of September 30, 2016 and December 31, 2015, to Orient Paper HB for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was borrowed on December 10, 2014, and will be due on December 10, 2017. In June 2016, the Company repaid $6,076,257 to Mr . Zhenyong Liu, together with the interest of $159,502 for the six month of 2016.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $17,969,990 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan would be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,492,498 was drawn from the facility, which carried an interest rate of 5.25%. The loan matures on July 12, 2018.

As of September 30, 2016 and December 31, 2015, total amount of loans due to Mr. Zhenyong Liu were $7,487,496 and $13,859,800, respectively. The interest expenses incurred for such related party loans are $97,351 and $230,926 for the three months ended September 30, 2016 and 2015, respectively. The interest expenses incurred for above related party loans are $438,630 and $596,110 for the nine months ended September 30, 2016 and 2015, respectively. On November 1, 2016, the Company’s CEO agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owe to Mr. Zhenyong Liu was approximately $812,051 and $552,115, as of September 30, 2016 and December 31, 2015, respectively, which was recorded in other payables and accrued liabilities.

During the nine months and three months ended September 30, 2016, the Company borrowed $14,000 and nil, respectively from shareholders to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by the end of the period.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three and nine months ended September 30, 2016 and 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2016 and December 31, 2015 to translate the Chinese RMB to the U.S. Dollars are 6.6778:1 and 6.4936:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.5830:1, and 6.1824:1 for the nine months ended September 30, 2016 and 2015, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for a third party for its long-term bank loans in an aggregate amount of $8,385,995 (RMB56,000,000), which mature at various times in 2018. The third party is one of our major suppliers. The guaranty strengthens our relationship with the supplier and enables us to negotiate for better terms for payments for our raw materials. Except as aforesaid, we have no material off-balance sheet arrangements.

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

Foreign Exchange Risk

While our reporting currency is the US dollar, almost all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB except for some cash and cash equivalents. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US dollar and RMB. When the RMB depreciates against the US dollar, the value of our RMB revenues, earnings and assets as expressed in our US dollar financial statements will decline. As a result of the RMB’s depreciation against US dollar in 2016, $197,154 was incurred for the exchange rate changes on cash and cash equivalents in the third quarter of 2016. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2016.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended September 30, 2016, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2015 Annual Report on Form 10-K.

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

ORIENT PAPER, INC.

Date: November 9, 2016	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)

