Form 10-K
period 2016-12-31
Orient Paper Inc.
filed 2017-03-22
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2016 was approximately $16,811,370, based upon 16,010,829 shares of common stock held by non-affiliates and the closing price of the common stock of $1.05 on June 30, 2016.

As of March 16, 2017, there were 21,450,316 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income for the years ended December 31, 2014, 2015 and 2016 and our audited consolidated balance sheets as of December 31, 2015 and 2016.

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

On June 24, 2009, the Company consummated a number of restructuring transactions pursuant to which it acquired all of the issued and outstanding shares of Shengde Holdings Inc., a Nevada corporation. Shengde Holdings Inc. was incorporated in the State of Nevada on February 25, 2009, and holds a wholly-owned subsidiary, Orient Paper Shengde, a limited liability company organized under the laws of the PRC on June 1, 2009. Because Orient Paper Shengde is a wholly-owned subsidiary of Shengde Holdings Inc., it is regarded as a wholly foreign-owned entity under PRC law.

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

The following diagram sets forth the current corporate structure of Orient Paper:

100% ownership
Controlled by contractual arrangements

Our Business

We engage in production and distribution of four categories of paper products: corrugating medium paper, offset printing paper and tissue paper products.

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

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM”) 6 production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2016, corrugating medium paper comprised approximately 83% of our total paper production quantities and roughly 70% of our total revenue.  Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of the newly renovated PM1 production line. The new PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used as a construction material for wall and floor insulation or to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging that requires light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry.  Offset printing paper comprised approximately 16% of our total paper production quantities and approximately 25% of our total sales revenue for the year ended December 31, 2016.  Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Orient Paper brand. We sold 4,917 tonnes of tissue paper products for $6,071,213 in 2016. We expect to continue to increase production of our tissue paper products in the near future.

Market for our Products

The PRC Paper Making Industry

According to the most recent 2015 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 2,900 paper and paper board manufacturers (down from 3,700 in 2010) in China, with a total output of 107.10 million tonnes, up by 2.29% from 104.70 million tonnes in 2014. Total domestic consumption was 103.52 million tonnes in 2015, up by 2.79% from 100.71 million tonnes in 2014.

Compared with 2006, output in 2015 increased by approximately 64.77% and consumption grew by approximately 56.85%.  The output of paper and paper board maintained an average growth rate of approximately 5.71% during the ten-year period from 2006 to 2015, while consumption increased at an average annual rate of 5.13%.  The growth is expected to continue.  It is estimated that China currently has the largest paper and paper board products output and consumption in the world. (Data source: 2015 Annual Report of China Paper Manufacturing, August 2016, China Paper Association)

Data source: 2015 Annual Report of China Paper Manufacturing, August 2016, China Paper Association

Corrugating medium paper production in China totaled 22.25 million tonnes in 2015, a 3.25% increase from 2014. Consumption of corrugating medium paper in China amounted to 22.28 million tonnes in 2015, an increase of 3.53% as compared to 2014.

Uncoated offset printing paper production in China totaled 17.45 million tonnes in 2015, a 1.75% increase from 2014. Consumption of uncoated offset printing paper in China amounted to 16.80 million tonnes in 2014, an increase of 3.13% as compared to 2014.

The paper making industry in China is concentrated in the east coast provinces. The largest paper production capacities by province for 2014 and 2015 (the most recent year for which relevant information is available) are summarized in the table below. The six provinces with largest capacities saw moderate increases in paper production capacities; provinces with smaller capacities, such as Henan, Hebei and Chongqing, showed noticeable decreases.

Province	2014 Capacity (‘000 tonnes)	2015 Capacity (‘000 tonnes)	Change (‘000 tonnes)	% Change

Guangdong	17,600	18,200	600	3.41%
Shandong	17,500	17,800	300	1.71%
Zhejiang	15,900	16,500	600	3.77%
Jiangsu	12,800	13,050	250	1.95%
Fujian	6,500	6,650	150	2.31%
Henan	6,300	6,000	-300	-4.76%
Hunan	3,000	3,200	200	6.67%
Hebei	3,200	3,050	-150	-4.69%
Chongqing	3,000	2,900	-100	-3.33%
Anhui	2,300	2,650	350	15.22%

Data Sources: 2015 Annual Report of China Paper Manufacturing, August 2016, China Paper Association

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

The government is expected to continue to force the closure of outdated capacity in the next few years. As a result, we estimate that the average selling prices for corrugating medium paper and other packaging paper will remain relatively stable in 2017, and the paper industry will witness increased competition and higher standards for environmental protection measures. See “Risk Factors – Risks Related to Our Business –We might be negatively affected by the industry capacity elimination mandated by the government.”

Customers

We generally sell our corrugating medium paper to companies making corrugating cardboards and offset printing paper to printing companies. We also sell digital photo paper to mainly distributors and advertising/printing companies. Three of our top 10 customers in 2016 are printing companies, the largest customer being a paper processing company in Baoding. Our total corrugating medium and offset printing paper revenue in 2016 was primarily derived from customers in Beijing, Tianjin and Hebei Province.

For the year ended December 31, 2016, four major customers who individually accounted for more than 3% of our total sales revenue are as follows:

	2016 Sales Amount ($USD, net of applicable VAT)	% of Total Revenue
Company A (Baoding)	5,305,910	3.94%
Company B (Tianjin)	5,059,848	3.75%
Company C (Hebei)	5,050,606	3.75%
Company D (Tianjin)	4,990,560	3.70%
Total Major Customers	20,406,925	15.14%

Six of our top-ten customers of 2016 are also in the top-ten customer list in 2015, representing 62.6% of the 2015 top-ten customer sales.

Target Market

We target corporate customers in the middle range of the marketplace, where, with solid quality and competitive pricing, we see potential for high volume growth for corrugating medium paper and offset printing paper.  Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2016, we had six PM production lines in operation and are in the process of launching three more that are tentatively designated as PM7, PM8 and PM9. These production lines include the followings:

PM#	Paper Product Produced	Designed Capacity (tonnes/year)	Owned by	Operated by	Status as of December 31, 2016
PM1	Corrugating Medium Paper	60,000	Orient Paper HB	Orient Paper HB	In production
PM2	Offset Printing Paper	50,000	Orient Paper HB	Orient Paper HB	In production
PM3	Offset Printing Paper	40,000	Orient Paper HB	Orient Paper HB	In production
PM4	Digital Photo Paper	**	Orient Paper Shengde	Orient Paper Shengde	Suspended in June 2016 due to low market demand
PM5	Digital Photo Paper	**	Orient Paper Shengde	Orient Paper Shengde	Suspended in June 2016 due to low market demand
PM6	Corrugating Medium Paper	360,000	Orient Paper Shengde	Orient Paper HB***	In production
PM7*	Specialty paper	10,000	To be determined	To be determined	Under renovation and preparing for launch by the end of 2017
PM8*	Tissue paper	15,000	To be determined	To be determined	Launched commercial production of packaging paper products in June 2015; base tissue paper production lines under installation and expected to be completed in the fourth quarter of 2017.
PM9*	Tissue paper	15,000	To be determined	To be determined	Paper machine construction agreement expected to be signed in late 2017

*: Paper machines under renovation, under construction, or in the planning stage.

**: PM4 and PM5 have an aggregated coating capacity of 2,500 tonnes per year.

***: PM6 is funded and owned by Orient Paper Shengde; Ancillary facilities that support the PM6 operation are built and owned by Orient Paper HB.

On December 31, 2009, we acquired a digital photo paper production line, including two coating lines that are designated as PM4 and PM5 and ancillary equipment, for a total purchase price of approximately $13.6 million. We suspended production of photo paper for the foreseeable future in June 2016.

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

We have implemented a plan to renovate one of the old production lines that has been idle since the end of 2007. We previously made paper with anti-counterfeit features from that production line. When the renovation is completed, we intend to use the renovated production line to produce high-profit margin specialty papers. Our current plan is to complete the renovation project, put in place a new production and marketing team and launch the renovated production line as PM7 by the end of 2017.

On November 27, 2012, we signed a 15-year lease relating to approximately 49.4 acres of land in the Economic Development Zone in Wei County, Hebei Province, China for the purpose of developing a new tissue paper production plant. We plan to build two tissue paper production lines, each with 15,000 tonnes/year capacity, and other packaging facilities and infrastructures on the leased land. In December 2012, we signed a contract with an equipment contractor in Shanghai to build PM8, the first of our two tissue paper production lines in Wei County. We expect the construction of PM8 to be completed in the fourth quarter of 2017. Total estimated cost of the PM8 tissue paper project (not including the construction cost of our infrastructures in the Wei County Industrial Park) is estimated to be up to $22.0 million, of which $21.0 million has been incurred thus far.

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

We sign annual raw materials supplier contracts with our suppliers.  Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2016, we had two large suppliers which accounted for approximately 62% and 8% of our total purchases, respectively.

For the years ended December 31, 2016 and 2015, our top suppliers were as follows:

	2016 Purchase Amount ($USD, net of applicable VAT)	2015 Purchase Amount ($USD, net of applicable VAT)
Company A	52,652,074	54,396,798
Company B	6,636,552	15,285,443

Competition

Orient Paper HB’s main competitors are: Chenming Paper Group Limited, Huatai Group Limited, Nine Dragons Paper (Holdings) Limited and Sun Paper Group Limited. A number of our competitors are public entities with larger capacities, broader customer bases and greater financial resources than those available to us. The businesses of our primary competitors are briefly described below:

Chenming Paper Group, Ltd. (“Chenming”), based in Shandong Province (located in northeast China), produces primarily newsprint paper and art paper (high quality, heavy and two-side coated printing paper).  Chenming is believed to be the first company to have listed on all three stock exchanges in China: Renminbi A-shares and foreign currency B-shares in Shenzhen, the smaller of the mainland’s two stock exchanges, and H-shares in Hong Kong.  Chenming has annual production capacity of 8.5 million tonnes for its coated wood-free paper product and is believed to rank among the top 500 enterprises in China.

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

Nine Dragons Paper (Holdings) Limited (“ND Paper”), based in Guangdong Province (located in southern China), is the largest paper manufacturer in China and primarily produces kraft paper and high-strength corrugating medium paper with annual capacity of 13 million tonnes. ND Paper has reported that it has five production lines in the city of Tianjin with a total designed capacity of 2.15 million tonnes, producing products such as kraft paper, high strength corrugating medium paper and grey-back duplex board.

Sun Paper Group, Ltd., based in Shandong Province, primarily produces card paper, whiteboard paper and art paper.  It also produces alkaline peroxide mechanical pulp, sourced in part from woodchips harvested by the company’s poplar plantations.  This company has reported that it has an aggregate annual production capacity of paper and pulp of approximately 5.7 million tonnes and has been listed on the Shenzhen Stock Exchange since 2006.

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

Research and Development

Our R&D activities are carried out by a task force led by a group of senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling, digital photo paper and tissue paper manufacturing) to R&D expenses and incurred $21,598 and $28,448 in R&D expenses for the years ended December 31, 2016 and 2015, respectively. Our R&D efforts in 2016 has focused on evaluating and developing new products that are in the pipeline for 2017, and included developing and improving the manufacturing process of Light-Weight CMP and the production and packaging technology of tissue paper.

One of our production lines, PM7, is under renovation. Since the fourth quarter of 2010, we have spent approximately $1.57 million in machine parts and new components to renovate this production line, with which we expect to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the renovation project, we cannot guarantee the launch of the specialty paper production (which is tentatively scheduled for the fourth quarter of 2017) or the success of such renovation.

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

Employees

As of December 31, 2016, we have approximately 475 full time employees. The Company provides private insurance coverage for any workplace accident or injury for all the operators of paper milling machinery in the workshops. These employees are organized into a labor union under the labor laws of the PRC and have collective bargain power against us. We generally maintain good relations with our employees and the labor union.

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

Executive Officers

For information regarding our executive officers as of March 22, 2017, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

Item 1A.	Risk Factors

Risks Relating to our Business

Our liquidity position poses risk to our operations, especially our capacity expansion projects.

As of December 31, 2016, we had current assets of approximately $14.5 million and current liabilities of approximately $20.6 million, resulting in a working capital deficiency of approximately $6.1 million. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs. In the event that we fail to raise funds or negotiate terms of the current liabilities sufficient to meet our liquidity needs, we may be forced to substantially curtail our operations or otherwise take measures that would materially and adversely affect our business, results of operations and business prospects.

In addition to the working capital deficit, we had entered into contracts (mostly related to the construction of new tissue paper facilities and infrastructures at the Wei County Industrial Park) with capital expenditure commitments for approximately $14.0 million as of December 31, 2016. We intend to pay for these capital expenditure commitments with cash flows from operating activities and additional debt financing in next 12 months.

On January 16, 2017, our Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interests owned to Mr. Zhenyong Liu were approximately $516,825 and $552,115, as of December 31, 2016 and 2015, respectively, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On January 16, 2017, Hebei Fangsheng agreed in writing to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owned to Hebei Fangsheng was approximately $56,872 and $368,751, as of December 31, 2016 and 2015, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities.

On March 1, 2015, we entered into an agreement with our principal shareholder, Chairman and Chief Executive Officer Mr. Zhenyong Liu pursuant to which we may borrow from Mr. Zhenyong Liu up to RMB120,000,000 (approximately $17,298,544) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,324,636 was drawn from the facility, which carries an interest rate of 5.25%. The loan matures on July 12, 2018.

If we are unable to obtain sufficient banking facilities or generate sufficient operating cash flow internally, the progress of the construction or renovation may slow down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

Our loan-to-equity ratio was 16.65% as of December 31, 2016. Our debt-asset ratio was 17.10% as of December 31, 2016. The industry average of debt-asset ratios for 2015 was over 42% according to www.wenku.baidu.com. As long as we are able to manage our short-term liquidity through various efforts described above, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to reasonably further leverage our assets to provide capital for future growth.

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

We are a holding company and currently conduct business through Orient Paper HB. As a result, we rely on payments from the consulting services agreement which forms a part of the contractual arrangements between Orient Paper Shengde and Orient Paper HB. Since Orient Paper Shengde is not a legal shareholder of Orient Paper HB under PRC statutes, the arrangement for Orient Paper HB to pay a substantial portion of its net income to Orient Paper Shengde may be challenged by the PRC government, which could prevent us from receiving required funds or making required payments to some of our service providers.

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

We operate most of our businesses through Orient Paper HB. Our Chairman, Chief Executive Officer and 25.12% shareholder, Zhenyong Liu, owns 93.26% of the equity interest in Orient Paper HB. Conflicts of interests between his duties to us and to Orient Paper HB may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our Company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

We anticipate to incur significant capital expenditures in 2017.

We expect to incur significant capital expenditures in the tissue paper production line project in 2017 and possibly beyond. We have substantially increased our debt leverage to fund these projects. As of December 31, 2016, we had approximately $14.0 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we will eventually build two tissue paper production lines, PM8 and PM9, and install other paper production machinery in the future. If we cannot fund or effectively manage our capital expenditures or if our capital expenditures do not lead to the results we anticipate, our business, financial position and operating performance may be materially and adversely affected. An increased debt burden may also materially and adversely affect our liquidity, financial condition and our business. If we are unable to obtain sufficient funding through banking borrowings or generate sufficient operating cash flow internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

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

Our Articles of Incorporation provides for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with us to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Nevada. Although we do maintain professional error and omission insurance for the officers and directors, due to limitations of the insurance coverage these indemnification provisions could still result in substantial expenditures which we may be unable to recoup through the insurance and could adversely affect our business and financial conditions. Zhenyong Liu, our Chairman of the Board and Chief Executive Officer, Jing Hao, our Chief Financial Officer, Dahong Zhou, our Secretary, and Marco Ku Hon Wai, Wenbing Christopher Wang, Lusha Niu, and Fuzeng Liu, our directors, are key personnel with rights to indemnification under our Articles of Incorporation.

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

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for failure to maintain a valid permit. We renewed our Pollution Discharge Permit in August 2016. Our latest permit is effective from August 8, 2016 through August 7, 2019. An application to renew will be filed with the local environment protection agency before the expiration.

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

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. In 2016, China’s Gross Domestic Product (“GDP”) growth rate was 6.7% as compared to 6.9% in 2015. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business. With the slowdown of GDP growth rate, sales revenue for our regular corrugating medium paper and offset printing paper in 2016 decreased by approximately 4% and 8%, respectively, as compared to 2015.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2016, $1 is converted into 6.9370 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Orient Paper HB’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,896,450 as opposed to RMB 6,937,000 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus if Orient Paper HB has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $125,352 as opposed to $144,154 prior to the depreciation.

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

The PRC State Administration of Foreign Exchange, or SAFE, has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 14, 2014, and its appendixes, that require PRC residents, including PRC institutions and individuals, to register with local branches of the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in their ability to contribute additional capital into its PRC subsidiary. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

Because of uncertainty over the interpretation of Circular 37, we cannot assure you that, if challenged by government agencies, the structure of our organization has fully complied with all applicable registrations or approvals required by Circular 37. Moreover, because of uncertainty over how Circular 37 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by such PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 37 , if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

As of December 31, 2016, there were 21,450,316 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 25.12% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 25.12% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE MKT.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2016, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

None.

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

The land of our first production base (the “Xushui Paper Mill”), comprising 200 mu, or approximately 33 acres, of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031.  The lease requires an annual payment of approximately $17,298 (RMB 120,000) due by June 30 every year.

The land of the second production base (the “Xingtai Paper Mill”), comprising 300 mu, or approximately 50 acres, of land, is leased from Hebei Tengsheng Paper Co., Ltd. pursuant to a 15 year lease that expires November 27, 2027.  The lease requires an annual payment of approximately $518,956 (RMB 3,600,000) due by November 27 every year.

The office building and essentially all industrial-use buildings at our headquarters (the “Industrial Buildings”) are leased to us by a related party Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), for a term of up to three years starting August 2013, with an annual rental payment of approximately $144,154 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Sale of Headquarters Real Properties to a Related Party.”

In the spring of 2010, we initiated the process of acquiring approximately 667,000 square meters of land adjacent to our first production base, Xushui Paper Mill and have received governmental approval for our capacity expansion plan. On April 13, 2012, we closed our acquisition of 58,566 square meters of land and secured all associated land use right permits (the “Xushui Mill Annex”). For land acquisition of the Xushui Mill Annex, we paid a total of $7.5 million for various payments of compensation, taxes, and recording fees to the sellers and the local government. On October 26, 2012, we made a prepayment in the amount of $1,404,460 for the purchase of land use right from the local residents’ council for approximately 65,023 square meters of land located inside of our Xushui Paper Mill. In December 2016, the Company completed the purchase of land use right, with lease terms of 50 years expiring in 2066.

As of December 31, 2016, our facilities include a total of 8 production lines (PM7 is idle and under renovation, and production on PM4 and PM5 (both for digital photo paper) has been suspended), nine warehouses, two office buildings, two cafeterias, and five dormitories.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Orient Paper’s common stock is traded on the NYSE MKT exchange under the symbol “ONP”.

The range of high and low bid prices by quarter from January 1, 2015 through December 31, 2016 is listed below. The quotations are taken from the NYSE MKT. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transaction prices.

Calendar Quarter	High Bid	Low Bid
2015 First Quarter	1.82	0.85
2015 Second Quarter	1.91	1.52
2015 Third Quarter	2.30	1.28
2015 Fourth Quarter	2.17	1.32
2016 First Quarter	1.47	1.17
2016 Second Quarter	1.29	1.00
2016 Third Quarter	1.40	0.97
2016 Fourth Quarter	1.54	1.02
2017 First Quarter (through March 10, 2017)	1.08	1.04

As of March 15, 2017, we had approximately 3,100 shareholders of record of our common stock.

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

We do not expect to pay dividends in the near future. Future declaration of dividends will depend on, among other things, the Company's results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

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

The total number of shares of common stock under the 2011, 2012 and 2015 ISPs, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2016, is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	534,500	*
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	534,500	*

* All shares remaining available for future issuance are under the 2012 and 2015 ISPs.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2016 in our report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial statements of the Company. The selected consolidated statements of income and comprehensive income data for the years ended December 31, 2014, 2015 and 2016, and the selected consolidated balance sheet data as of December 31, 2015 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this annual report. Our selected consolidated statements of income and comprehensive income data for the year ended December 31, 2012 and 2013 and the selected consolidated balance sheet data as of March 31, 2012, 2013 and 2014 have been derived from our audited consolidated financial statements not included in this annual report. Our historical results do not necessarily indicate results expected for any future periods. The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Year Ended December 31,
	2016	2015	2014	2013	2012
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME DATA	(in thousands, except per share data)
Revenues	$134,745	$135,303	$137,041	$125,718	$151,117
Gross profit	$25,532	$27,861	$22,778	$23,326	$27,056
Selling, general and administrative expenses	$12,402	$9,664	$4,859	$4,567	$3,361
Loss on impairment of assets (1)	$-	$-	$-	$-	$(2,762)
Gain (Loss) from disposal of property, plant and equipment	$(178)	$-	$(710)	$85	$45
Gain from disposal of assets held for sale (2)	$-	$-	$204	$-	$-
Income from operations	$12,952	$18,197	$17,413	$18,843	$20,979
Depreciation	$15,288	$13,399	$8,289	$7,795	$8,383
Interest expense	$2,621	$3,158	$1,446	$996	$872
Net income	$7,313	$11,542	$11,706	$13,015	$14,673
Basic earnings per share	$0.34	$0.57	$0.61	$0.71	$0.79

CONSOLIDATED BALANCE SHEETS DATA
Cash and cash equivalents	$2,333	$2,642	$3,891	$3,131	$13,140
Accounts receivable, net	$3,894	$1,904	$3,730	$3,327	$2,836
Inventories	$5,632	$9,205	$7,140	$11,428	$15,104
Property, plant and equipment, net	$187,690	$206,191	$208,213	$178,535	$122,391
Total assets	$208,377	$238,627	$239,768	$209,526	$162,846
Total liabilities	$35,622	$62,817	$64,822	$48,473	$20,078
Total stockholders' equity	$172,755	$175,809	$174,945	$161,053	$142,769

(1)	The impairment loss in 2012 is related to the planned demolition of certain equipment and parts under the renovation project of the corrugating medium PM1.

(2)	The loss from disposal of assets held for sale in 2014 was related to the gain from sales of three employee dormitory buildings previously classified as assets held for sale to a related party controlled by our Chairman and Chief Executive Officer Mr. Zhenyong Liu.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this annual report.

Results of Operations

Revenue for the year ended December 31, 2016 was $134,744,600, a decrease of $558,573, or 0.41%, from $135,303,173 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the year ended December 31, 2016 was $134,087,266, a slight decrease of $839,942, or 0.62%, from $134,927,208 for the year ended December 31, 2015. This was mainly due to the decrease in sales of regular CMP and offset printing paper, which was partially offset by the increase in sales of tissue paper products.

Total quantities of offset printing paper, CMP and tissue paper products sold during the year ended December 31, 2016 amounted to 335,395 tonnes, an increase of 12,729 tonnes, or 3.94%, compared to 322,666 tonnes sold during the year ended December 31, 2015. Total quantities of CMP and offset printing paper sold increased by 9,119 tonnes in 2016 as compared to 2015. We sold 4,917 tonnes of tissue paper products in 2016 as opposed to 1,307 tonnes in 2015. The changes in revenue and in quantities sold for the year ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended		Year Ended				Percentage
	December 31, 2016		December 31, 2015		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	230,382	$77,888,753	224,302	$80,780,014	6,080	$(2,891,261)	2.71%	-3.58%
Light-Weight CMP	47,841	$16,736,488	43,920	$16,105,743	3,921	$630,745	8.93%	3.92%
Total CMP	278,223	$94,625,241	268,222	$96,885,757	10,001	$(2,260,516)	3.73%	-2.33%
Offset Printing Paper	52,255	$33,390,812	53,137	$36,323,148	(882)	$(2,932,336)	-1.66%	-8.07%
Tissue Paper Products	4,917	$6,071,213	1,307	$1,718,303	3,610	$4,352,910	276.21%	253.33%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	335,395	$134,087,266	322,666	$134,927,208	12,729	$(839,942)	3.94%	-0.62%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended December 31, 2016, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2015 and 2016 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Year Ended December 31, 2015	$684	$360	$367	$1315
Year Ended December 31, 2016	$639	$338	$350	$1235
Increase (Decrease) from comparable period in the previous year	$-45	$-22	$-17	$-80
Increase (Decrease) by percentage	-6.58%	-6.11%	-4.63%	-6.08%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of digital photo paper and tissue paper products) for the 24 month period ended December 31, 2016:

Corrugating Medium Paper

Revenue from CMP amounted to $94,625,241 (70.57% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2016, representing a decrease of $2,260,516, or 2.33%, from $96,885,757 in 2015.

We sold 278,223 tonnes of CMP in the year ended December 31, 2016 as compared to 268,222 tonnes in 2015, representing a 3.73% increase in quantity sold.

ASP for regular CMP dropped from $360/tonne in 2015 to $338/tonne in 2016, representing a 6.11% decrease. ASP in RMB for regular CMP in 2015 and 2016 was RMB2,247 and RMB2,249, respectively, representing a 0.09% increase. Therefore, the decrease in ASP in USD was the result of the depreciation of RMB against USD in 2016. The quantity of regular CMP sold increased by 6,080 tonnes, from 224,302 tonnes in year 2015 to 230,382 tonnes in 2016.

ASP for light-weight CMP dropped from $367/tonne in 2015 to $350/tonne in 2016, representing a $4.63% decrease. ASP in RMB for light-weight CMP in 2015 and 2016 was RMB2,288 and RMB2,327, respectively, representing a 1.70% increase. The quantity of light-weight CMP sold increased by 3,921 tonnes, from 43,920 tonnes in 2015, to 47,841 tonnes in 2016.

The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to force the closure of outdated facilities in the next few years. We estimate that the ASPs for CMP and other packaging paper will remain relatively stable for 2017 as outdated paper facilities being eliminated, and the paper industry will witness increased competition and higher standards for environmental protection measures.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for 2016 and 2015 were 63.61% and 62.31%, respectively, representing an increase of 1.30%.

Quantities of sold CMP that was produced by the PM6 production line from January 2015 to December 2016 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $33,390,812 (24.90% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2016, representing a decrease of $2,932,336, or 8.07%, from $36,323,148 in 2015. We sold 52,255 tonnes of offset printing paper in the year ended December 31, 2016, as compared to 53,137 tonnes in 2015, a decrease of 882 tonnes, or 1.66%. ASPs for offset printing paper in 2015 and 2016 were $684/tonne and $639/tonne, respectively, representing a 6.58% decrease. ASP in RMB for offset printing paper in 2015 and 2016 was RMB4,266 and RMB4,251, respectively, representing a 0.35% decrease. We estimate that the regional market of offset printing paper will continue to be relatively stable and the ASP for offset printing paper will not likely experience a significant change in 2017.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from a long-term supplier and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues, and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Orient Paper brand. We sold 4,917 tonnes of tissue paper products and generated revenues of $6,071,213 for the year ended December 31, 2016. We expect to continue to increase production of tissue paper products in the near future.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $657,334 for the year ended December 31, 2016. Only 121 tonnes of digital photo paper was sold from inventory in 2015. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and do not expect to produce digital photo paper in the future. We expect that our digital photo paper production will remain suspended for the foreseeable future.

Changes in revenues and quantities sold of our digital photo paper for the years ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended		Year Ended				Percentage
	December 31, 2016		December 31, 2015		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Digital Photo Paper	372	$657,334	121	$375,965	251	281,369	207.44%	74.84%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the year ended December 31, 2016 was $108,169,240, an increase of $1,346,275, or 1.26%, from $106,822,965 in 2015. This was mainly a result of (i) an increase in cost of sales of $3,871,648 for tissue paper products, the commercial production of which was launched in June 2015 (ii) an increase in cost of sales of $1,253,495 for light-weight CMP and (iii) a decrease in cost of sales of $3,771,853 for offset printing paper. Average cost of sales per tonne for CMP decreased by 1.77%, from $282 in 2015 to $277 in 2016. The decrease was mainly attributable to the depreciation of RMB against USD in 2016, which was partially offset by the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in 2016 compared to 2015. Cost of sales for offset printing paper was $25,799,916 for the year ended December 31, 2016, as compared to $29,571,769 in 2015. Average cost of sales per tonne of offset printing paper decreased by 11.31%, from $557 in the year ended December 31, 2015, to $494 in 2016. The decrease in average cost of sales of offset printing paper was mainly due to lower average unit purchase costs (net of applicable value added tax) of recycled white scrap paper, and introduction of recycled scrap binding margin, a new raw material, which costs less (net of applicable value added tax) than recycled white scrap paper, into the offset printing paper production in third quarter of 2016. Cost of sales for tissue paper products was $5,354,741 for the year ended December 31, 2016. Average cost of sales per tonne of tissue paper products was $1,089 for the year ended December 31, 2016.

Changes in cost of sales and cost per tonne by product for the year ended December 31, 2016 and 2015 are summarized below:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015		Change in		Change in percentage
	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per Tone
Regular CMP	$64,540,961	$280	$64,547,976	$288	$(7,015)	$(8)	-0.01%	-2.78%
Light-Weight CMP	$12,473,622	$261	$11,220,127	$255	$1,253,495	$6	11.17%	2.35%
Total CMP	$77,014,583	$277	$75,768,103	$282	$1,246,480	$(5)	1.65%	-1.77%
Offset Printing Paper	$25,799,916	$494	$29,571,769	$557	$(3,771,853)	$(63)	-12.75%	-11.31%
Tissue Paper Products	$5,354,741	$1,089	$1,483,093	$1,135	3,871,648	$(46)	261.05%	-4.05%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$108,169,240	$323	$106,822,965	$331	$1,346,275	$(8)	1.26%	-2.42%

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper for year ended December 31, 2016 were RMB 1,100/tonne (approximately $165/tonne) and RMB 2,323/tonne (approximately $349/tonne), respectively, as compared to RMB 985/tonne (approximately $158/tonne) and RMB 2,433/tonne (approximately 390/tonne) for year ended December 31, 2015, respectively. These changes (in US dollars) represent a year-over-year increase of 4.43% for the recycled paper board and a year-over-year decrease of 10.51% for the recycled white scrap paper. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper. After the Chinese government repealed its “Operation Green Fence” policy (a strict inspection policy) in January 2015, many paper mills that had stopped using imported recycled paper started doing so again. This resulted in a decline in the price of domestic recycled paper in 2015. The average unit purchase costs (net of applicable value added tax) of recycled scrap binding margin was RMB 1,566/tonne (approximately $235/tonne) in 2016.

The pricing trends of our major raw materials for the 24-month period from January 2015 to December 2016 are shown below:

Electricity and coal are our two main energy sources. The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months. In 2015, electricity and coal accounted for approximately 8% and 4% of total sales, respectively. The average cost per tonne of coal went up from $67.52 (RMB421) in 2015 to $70.3 (RMB468) in 2016, accounting for approximately 4% of total sales in 2016. In order to reduce carbon emissions, we have been required to reduce coal consumption by the local government. After replacing some of the coal fired boilers with gas boilers, we started using natural gas in December 2016, which accounted for approximately 0.88% of total sales in December 2016. The monthly energy cost (electricity and coal) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2016, are summarized as follows:

Gross Profit

Gross profit for the year ended December 31, 2016 was $25,531,883 (18.95% of the total revenue), representing a decrease of $2,328,722, or 8.36%, from the gross profit of $27,860,605 (20.59% of the total revenue) for the year ended December 31, 2015. The decrease was mainly attributable to (i) the increase of material purchase price of CMP and (ii) the deprecation of RMB against US dollar. The decrease was partially offset by an increase in the quantity of CMP and tissue paper products produced and sold.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the year ended December 31, 2016 was $25,918,026, a decrease of $2,186,217, or 7.78%, from the gross profit of $28,104,243 for the year ended December 31, 2015. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 1.50% percentage points, from 20.83% for the year ended December 31, 2015, to 19.33% for the year ended December 31, 2016.

Gross profit margin for regular CMP for the year ended December 31, 2016 was 17.14%, or 2.95 percentage point lower, as compared to gross profit margin of 20.09% for the year ended December 31, 2015. Such decrease was mainly the result of the factors discussed above.

Gross profit margin for light-weight CMP for the year ended December 31, 2016 was 25.47%, or 4.86 percentage points lower, as compared to gross profit margin of 30.33% for the year ended December 31, 2015. The decrease was primarily the result of the increase in the material purchase price in the year ended December 31, 2016.

Gross profit margin for offset printing paper was 22.73% for the year ended December 31, 2016, an increase of 4.14 percentage points, as compared to 18.59% for the year ended December 31, 2015 as a result of introduction of a new material of less purchase price since July 2016.

Gross profit margin for tissue paper products for the year ended December 31, 2016 was 11.80%.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2016 are as follows:

Digital Photo Paper

Loss for digital photo paper for the year ended December 31, 2016 was $386,143, representing a gross margin of -58.74% compared with a loss of $243,638, representing a gross margin of -64.80%, for year ended December 31, 2015. In June 2016, we suspended the production of digital photo paper due to low market demand for our products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2016 were $12,401,858, an increase of $2,738,023, or 28.33%, from $9,663,835 in 2015. The increase was mainly due to (i) the increase in the depreciation expenses for our temporarily idle property, plant and equipment at the new tissue paper plant in our Wei County Industrial Park and (ii) 1,133,916 shares of common stock granted under our compensatory incentive plans in the year ended December 31, 2016, valued at $1,417,395.

Income from Operations

Operating income for the year ended December 31, 2016 was $12,951,719, a decrease of $5,245,051, or 28.82%, from $18,196,770 in 2015. The decrease was primarily caused by the decrease in gross profit for regular CMP and light-weight CMP and an increase in selling, general and administrative expenses as discussed above.

Other Income and Expenses

Interest expense for the year ended December 31, 2016 decreased by $536,377, from $3,157,524 in the year ended December 31, 2015, to $2,621,147. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $28,766,346 as of December 31, 2016, as compared to $42,972,122 as of December 31, 2015. The interest incurred during the year ended December 31, 2016 and 2015, were $53,535 and $154,930 (a portion of interest related to the sale-leaseback arrangement with China National Foreign Trade Financial & Leasing Co., Ltd “CNFTFL”), respectively, and were capitalized as soft-cost of construction-in-progress.

Net Income

As a result of the above, net income was $7,312,976 for the year ended December 31, 2016, representing a decrease of $4,229,229, or 36.64%, from net income of $11,542,205 in 2015.

Accounts Receivable

Net accounts receivable increased by $1,990,040, or 104.50%, to $3,894,436 as of December 31, 2016, as compared with $1,904,396 as of December 31, 2015. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 78.00% of total value of inventory as of December 31, 2016) and finished goods. As of December 31, 2016, the recorded value of inventory decreased by 38.82%, to $5,632,030 from $9,205,420 as of December 31, 2015. As of December 31, 2016, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $3,337,649, approximately $1,078,603, or 24.42%, lower than the balance as of December 31, 2015. Due to heavy haze in Northern China, the government temporarily restricted our production volume in November 2016. As a result of above and due to the rising price of recycled paper board during November and December 2016, we reduced the inventory level of recycled paper board at the end of 2016. The ending inventory of recycled white scrap paper was nil, approximately $1,880,323, or 100.00%, lower than the balance as of December 31, 2015. The decrease was mainly due to the introduction of recycled scrap binding margin, a new raw material used as a substitute for recycled white scrap paper in July 2016. The ending inventory of tissue base paper was $87,641, approximately $6,572, or 8.11% higher than the balance as of December 31, 2015. The ending inventory of finished goods was $1,238,807, approximately $920,101, or 42.62%, lower than the balance as of December 31, 2015. There was temporary production suspension from December 14, 2015 to December 29, 2015, which led to higher than typical inventory quantities of finished goods, including CMP and offset printing paper, at December 31, 2015.

A summary of changes in major inventory items is as follows:

	December 31,	December 31,
	2016	2015	$ Change	% Change
Raw Materials
Recycled paper board	$3,337,649	$4,416,252	-1,078,603	-24.42%
Recycled white scrap paper	-	1,880,323	-1,880,323	-100.00%
Recycled scrap binding margin	547,803	-	547,803	n/a
Tissue base paper	87,641	81,069	6,572	8.11%
Coal & gas	242,307	453,665	-211,358	-46.59%
Digital photo base paper and other raw materials	177,823	215,203	-37,380	-17.37%
Total Raw Materials	4,393,223	7,046,512	-2,653,289	-37.65%

Finished Goods	1,238,807	2,158,908	-920,101	-42.62%
Totals	$5,632,030	$9,205,420	-3,573,390	-38.82%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $2,722,270 as of December 31, 2016, a decrease of 11,390,955, or 80.71%, from $14,113,225 as of December 31, 2015. Accounts payable was $559,952 and $253,425 as of December 31, 2016 and December 31, 2015, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei and Commercial Bank of the City of Zhangjiakou (the “CBCZ Bank”) to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Hebei and CBCZ Bank were $2,162,318 and $13,859,800 as of December 31, 2016 and December 31, 2015, respectively. We have paid off bank acceptance notes of $5,766,181 in January 2016, $7,207,727 in April 2016 and $922,589 in August 2016. We also acquired additional bank acceptance notes of $2,162,318 from Bank of Hebei in August 2016, which we expect to pay off upon maturity on February 1, 2017.

Liquidity and Capital Resources

Overview

As of December 31, 2016, we had a net working capital deficit of $6,108,269, a decrease of $7,785,685, from the net working capital deficit of $13,893,954 at December 31, 2015. Total current assets as of December 31, 2016 amounted to $14,477,322. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $2,162,318 was included in our current assets as of December 31, 2016. Restricted cash is deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from the bank. The acceptance notes are due and payable on February 1, 2017, and the Company anticipates renewing such notes upon the maturity on substantially similar terms.

Our current liabilities decreased after we paid off the bank acceptance notes issued by the Bank of Hebei, which were due during the year ended December 31, 2016. Current liabilities as of December 31, 2016 totaled $20,585,591, a decrease of $19,652,356, from the December 31, 2015 balance of $40,237,947. Our current liabilities included the current portion of the capital lease payable in the amount of $8,786,528. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $2,162,318 as of December 31, 2016, representing a decrease of $11,697,482, or 84.40%, from $13,859,800 as of December 31, 2015. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require quarterly interest payments, with one large balloon payment upon maturity. We entered into a three-year sale-leaseback financing agreement with CNFTFL on June 16, 2013, which provides for a three-year full amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction of the Wei County tissue paper expansion project. In July 2015, we entered into a new agreement with CNFTFL, which amended and restated the 2013 CNFTFL lease financing agreement. Pursuant to the 2015 CNFTFL lease financing agreement, we are required to make interest payments every quarter and principal payments every six months until June 21, 2017. These payments range from approximately $0.1 million to approximately $3.5 million (see “Financing with Sale-Leaseback” below for more details.).

Efforts to Mitigate the Net Working Capital Deficit

Amount due to a related party included in current liabilities was $56,872 as of December 31, 2016, which is the rent payable due to a related party (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), and accrued interest payable of $516,825,which was included in other payables and accrued liabilities. Excluding the related party payables, the net working capital deficit as of December 31, 2016 was $5,534,572.

On March 1, 2015, the Company entered an agreement with its Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from the CEO up to $17,298,544 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of December 31, 2016, $7,207,727 was drawn from the facility.

On January 16, 2017, our CEO agreed to permit the Company to continue to postpone the repayment of the accrued interest on his loans to the Company and Orient Paper HB (as described under Note 9 to the Company’s financial statements included in this report) until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $516,825, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2016.

Our loan-to-equity ratio was 16.65% as of December 31, 2016. Our debt-asset ratio was 17.10% as of December 31, 2016. The industry average of debt-asset ratios in China for 2015 was 42%, according to the latest industry report in 2016 provided by China Industry Intelligence Center at wenku.baidu.com. As long as we are able to manage our short-term liquidity, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to obtain capital for future growth.

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

Although management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months, there are no guarantees that these financial resources will be secured. Therefore, there is a substantial doubt about the ability of the Company to continue as a going concern and that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$22 million). Pursuant to the Lease Financing Agreement, Orient Paper HB sold some equipment to CNFTFL for RMB 150 million (approximately US$22 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,162) to CNFTFL to buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the leased equipment is included as part of the property, plant and equipment of the Company for the periods presented; the net present value of the minimum lease payments (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and these payments incur interest at CNFTFL’s implicit interest rate of 6.15% per annum. At the inception of the lease on June 16, 2013, the net present value of the minimum lease payments were stated at $25,750,170.

Orient Paper HB made all payments due according to the Lease Financing Agreement prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with CNFTFL regarding a modified payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continued to make interest payments due (as well as a payment of a liquidated damage of approximately $9,200 on December 26, 2014). No remedial measures were taken by CNFTFL or its parent company. On May 19, 2015 and June 15, 2015, the Company made payments to CNFTFL of RMB 5,000,000 (approximately $0.8 million) and RMB 20,000,000 (approximately $3 million), respectively. On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of CNFTFL, and some guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”) to amend and restate the Lease Financing Agreement. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which was due on July 31, 2015. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. On June 21, 2016, Orient Paper HB only made a partial payment of RMB 2,300,000 (US$345,714) out of the amount of RMB 22,300,000 (US$3,351,922) due on June 20, 2016. China Orient has not accordingly taken any remedial measures under the 2015 Agreement. The Company made interest payment due according to the modified schedule, as well as a payment of interest $140,206 on the overdue amount RMB 20,000,000 (US$3,006,208), at a rate of 18.25% per annum on September 20, 2016 in accordance with the 2015 Agreement. On December 21, 2016, the Company only made a partial payment of RMB 1,516,667 (US$227,971) out of the payment schedule of RMB 21,516,667 (US$3,234,179) due on December 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $138,682 on the overdue amount RMB 20,000,000 (US$3,006,208), at a rate of 18.25% per annum on December 21, 2016 in accordance with the 2015 Agreement. RMB 20,000,000 (US$1,441,545) of the overdue amount is expected to be repaid in April 2017 and the remaining portion will be repaid along with the last installment on June 20, 2017. Until then, Orient Paper HB continues to accrue interest at a rate of 18.25% per annum for the overdue portion and 15% per annum for the remaining portion in accordance with the 2015 Agreement.

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially) and the present balance of the obligation, which is approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease was $nil as of December 31, 2016 and $3,217,785 as of December 31, 2015, net of its current portion in the amount of $8,786,528 and $6,860,412, respectively. Included in the current portion, balance of RMB 40,000,000 (approximately US$5,766,181) was overdue as of December 31, 2016. We are currently negotiating with the CNFTEL regarding the potential modification on the payment schedule.

Total interest expense for the sale-leaseback arrangement for the years ended December 31, 2016 and 2015 were $749,867 and $1,363,011, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the leased equipment. With respect to the new payment schedule, the deferred gain is amortized over the remaining lease term through June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right, valued at approximately $6,200,401, on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and pledged all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $23,654,125 and $28,745,628 as of December 31, 2016 and December 31, 2015, respectively.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $144,155 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. The accrued rental owned to Hebei Fangsheng was approximately $56,872 and $368,751, which was recorded as part of the current liabilities as of December 31, 2016 and December 31, 2015, respectively.

Capital Expenditure Commitment as of December 31, 2016

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in 2016 were primarily financed by cash flows generated from operating activities. As of December 31, 2016, we had approximately $13.9 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery. These commitments are expected to be financed by cash flows generated from our business operations and loans.

Capital Expenditures

Our committed capital expenditures for the next 12 months are approximately $13.9 million, which mainly includes budgeted costs for the projects described below.

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $126 million (of which $112 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $104 million (of which $91 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $22 million (of which $21 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line would be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the fourth quarter of 2017, as we have experienced delays resulting from our inability to obtain approval for a coal burning boiler installation in the PM8 production line from the Heibei Provincial Government. According to the latest regulation announced by the Heibei Provincial Government, coal burning boilers are no longer allowed for new plants. We are seeking alternative solutions and going through necessary procedures for a re-application. The delay of completion of the PM8 production line did not have any major financial impact on our current period earnings, as we did not previously budget significant revenue or net earnings from the PM8 production line tissue paper for 2016.

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

Relocation of Digital Photo Paper PM4 and PM5 Production Lines

In August 2015, we completed the relocation of our digital photo paper production lines (PM4 and PM5), as well as related chemical and packaging equipment, from the workshops located in our Headquarters Compound to a new location that is across the street from our Xushui Paper Mill, the Xushui Mill Annex. We purchased the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and constructed three industrial buildings for the digital photo paper operations, a dormitory for factory workers and offices to hold our consolidated XushuiCounty operations. We completed the relocation and resumed commercial production of digital photo paper in August 2015. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We do not expect to produce digital photo paper in the near future.

Total cost of the relocation of the PM4 and PM5 production lines and building construction costs incurred was approximately $4.5 million.

Cash and Cash Equivalents

Our cash and cash equivalents as of December 31, 2016 was $2,332,646, a decrease of $309,271, from $2,641,917 as of December 31, 2015. The decrease of cash and cash equivalents for the year ended December 31, 2016 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $15,277,522for the year ended December 31, 2016. The balance represented a decrease of cash of $5,927,063, or $27.95%, from $21,204,585 provided for the year ended December 31, 2015. Net income for the year ended December 31, 2016 was $7,312,976, representing a decrease of $4,229,229, or $36.64%, from net income of $11,542,205 for the year ended December 31, 2015. Changes in various asset and liability account balances throughout the year ended December 31, 2016 also contributed to the net change in cash from operating activities in the period. Chief among such changes is the increase of accounts receivable in the amount of $2,246,882 during the year ended December 31, 2016 and the decrease of notes payable in the amount of $11,273,279. There was also a decrease of $3,112,465 in the ending inventory balance as of December 31, 2016 (an increase to net cash for the year ended December 31, 2016 cash flow purposes). In addition, the Company had non-cash expenses relating to (i) depreciation and amortization in the amount of $15,287,509 and (ii) issuances of shares to officers and directors in the first quarter of 2016 of $1,417,395. The Company also had a net decrease of $1,410,080 in prepayment and other current assets (an increase to net cash) and a net increase of $908,300 in other payables and accrued liabilities and due to a related party (an increase to net cash), as well as an increase in income tax payable of $780,461 (an increase to net cash) during the year ended December 31, 2016.

ii. Net cash used in investing activities

We incurred $11,545, 029 in net cash expenditures for investing activities during the year ended December 31, 2016, as compared to $19,331,000 for the year ended December 31, 2015. Expenditures in the year ended December 31, 2016 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops and four warehouses at the Wei County industrial park in Wei County, Hebei province and purchase of a parcel of state-owned land located in our Xushui County, Baoding plant.

iii. Net cash used in financing activities

Net cash provided by financing activities was $3,681,346 for the year ended December 31, 2016, as compared to net cash used in financing activities in the amount of $2,798,199 for the year ended December 31, 2015. The increase was mainly attributable to (i) repayment of short-term and long-term loans, related party loans and capital leases during the year ended December 31, 2016, and (ii) cash inflow of $8,267,072 from the release of restricted deposits upon the payoff of notes payables to Bank of Hebei and Bank of Zhangjiakou.

Short-term bank loans

		December 31,	December 31,
		2016	2015
Industrial & Commercial Bank of China ("ICBC") Loan 1	(a)	$-	$3,079,956
The Commercial Bank of the City of Zhangjiakou	(b)	-	7,699,888
ICBC Loan 2	(c)	-	3,079,956
Bank of Hebei	(d)	2,162,318	-
ICBC Loan 3	(e)	2,883,091	-
Total short-term bank loans		$5,045,409	$13,859,800

(a)	On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $3,079,956 as of December 31, 2016 and 2015, respectively. The loan bore an interest rate of 5.06% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The working capital loan was guaranteed by Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”), which owns the land use rights of about 330 acres (or 1.33 million square meters) of land in the Wei County and leases about one-fourth of the premises to Orient paper HB as our production bases of tissue paper and other future facilities, with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank. The loan was due and repaid on September 6, 2016.

(b)	On October 15, 2015, the Company entered into a working capital loan agreement with the Commercial Bank of the City of Zhangjiakou, with a balance of $nil and $7,699,888 as of December 31, 2016 and 2015, respectively. The loan bears a fixed interest rate of 11.88% per annum. The working capital loan was guaranteed by the Company’s CEO and his wife, as well as secured by Hebei Tengsheng’s land use right and real property as collateral for the benefit of the bank. The loan was due on and repaid on October 15, 2016.

(c)	On December 11, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $3,079,956 as of December 31, 2016 and 2015, respectively. The working capital loan was secured by Hebei Tengsheng’s land use right and real property. The loan bears a fixed interest rate of 4.785% per annum. The loan was due and repaid on December 9, 2016.

(d)	On July 8, 2016, the Company entered into a working capital loan agreement with the Bank of Hebei, with a balance of $2,162,318 as of December 31, 2016. The loan bears a fixed interest rate of 5.22% per annum. The loan is due on July 8, 2017. The working capital loan was guaranteed by the CEO and his wife, as well as Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(e)

On September 13, 2016, the Company entered into a working capital loan agreement with ICBC, with a balance of $2,883,091 as of December 31, 2016. The loan bears a fixed interest rate of 4.5675% per annum. The loan is due on October 19, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank.

As of December 31, 2016, there were guaranteed short-term borrowings of $5,045,409 and unsecured bank loans of $nil. As of December 31, 2015, there were guaranteed short-term borrowings of $13,859,800 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2016, 2015 and 2014 were approximately 8.05%, 8.27% and 7.71%, respectively.

Long-term loans from credit union

As of December 31, 2016 and 2015, loans payable to Rural Credit Union of Xushui County, amounted to $4,843,592 and $5,174,325, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $180,193, of which $108,116 was paid ahead of its original repayment schedule. As of December 31, 2016 and 2015, total outstanding loan balance was $1,239,729 and $1,324,380 respectively, which is presented as non-current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $9,813,294 and $14,236,083 as of December 31, 2016 and December 31, 2015, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $187,401, of which $100,908 was paid ahead of its original repayment schedule. As of December 31, 2016 and 2015, the total outstanding loan balance was $3,603,863 and $3,849,945 respectively, which is presented as non-current liabilities in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2016, 2015 and 2014 were $1,411,731, $1,209,293 and $1,031,163, respectively.

Shareholder Loans

Mr. Zhenyong Liu has loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. Approximately $369,517 of interest is still outstanding to Mr. Zhenyong Liu and is recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2016.

On December 10, 2014, the CEO provided an unsecured loan to the Company of $8,649,272(RMB 60,000,000) , for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The loan is due on December 10, 2017. During the year ended December 31, 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with the interest of $288,596. As of December 31, 2016, the outstanding loan balance was $2,883,091 and the accrued interest was $43,246 which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO an amount up to $17,298,544 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility, which carried an interest rate of 5.25%. The loan matures on July 12, 2018. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility, which carried an interest rate of 4.35%. The loan matures on July 12, 2018. As of December 31, 2016 and 2015, the outstanding loan balance were $7,207,727 and $4,619,933, respectively, and the accrued interest was $104,062 and $111,167, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2016 and 2015, total amount of loans due to the CEO were $10,090,817 and $13,859,800, respectively. The interest expense incurred for such related party loans are $513,084, $740,150 and $194,692 for the years ended December 31, 2016, 2015 and 2014, respectively. On January 16, 2017, the CEO agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owe to the CEO was approximately $516,825 and $552,115, as of December 31, 2016 and December 31, 2015, respectively, which was recorded in other payables and accrued liabilities.

During the years ended December 31, 2016, 2015 and 2014, the Company borrowed $14,000, $439,000 and $793,500, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by December 31, 2016.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2016 and 2015, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2016 and 2015 to translate the Chinese RMB to the U.S. Dollars are 6.9370:1 and 6.4936:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.6529:1, and 6.2401:1 for the years ended December 31, 2016 and 2015, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for a third party for its long-term bank loans in an amount of $8,072,654 (RMB56,000,000), which matures at various times in 2018. The third party is one of our major suppliers. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. Except as aforesaid, we have no material off-balance sheet transactions.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that are required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification in ASU 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guidelines on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

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

Our audited financial statement for the fiscal year ended December 31, 2016 and 2015, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Orient Paper, Inc.

We have audited the accompanying consolidated balance sheets of Orient Paper, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, as of December 31, 2016, the Company had a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, The People’s Republic of China

March 22, 2017

ORIENT PAPER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$2,332,646	$2,641,917
Restricted cash	2,162,318	10,779,845
Accounts receivable (net of allowance for doubtful accounts of $79,478 and $38,865 as of December 31, 2016 and December 31, 2015, respectively)	3,894,436	1,904,396
Inventories	5,632,030	9,205,420
Prepayments and other current assets	455,892	1,812,415

Total current assets	14,477,322	26,343,993

Prepayment on property, plant and equipment	-	1,404,460
Property, plant, and equipment, net	187,689,880	206,191,158
Value-added tax recoverable	2,945,575	3,266,454
Deferred tax asset non-current	3,264,841	1,420,854

Total Assets	$208,377,618	$238,626,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$5,045,409	$13,859,800
Current obligations under capital lease	8,786,528	6,860,412
Accounts payable	559,952	253,425
Advance from customers	28,831	-
Notes payable	2,162,318	13,859,800
Due to a related party	56,872	368,751
Accrued payroll and employee benefits	209,936	531,912
Other payables and accrued liabilities	2,424,778	3,902,971
Income taxes payable	1,310,967	600,876

Total current liabilities	20,585,591	40,237,947

Loans from credit union	4,843,592	5,174,325
Loans from a related party	10,090,817	13,859,800
Deferred gain on sale-leaseback	102,232	327,637
Long-term obligations under capital lease	-	3,217,785

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $35,590,164 and $62,775,049 as of December 31, 2016 and 2015, respectively)	35,622,232	62,817,494

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 21,450,316 and 20,316,400 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	21,450	20,316
Additional paid-in capital	50,635,243	49,218,982
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income (loss)	(5,441,391)	6,343,019
Retained earnings	121,459,510	114,146,534

Total stockholders' equity	172,755,386	175,809,425

Total Liabilities and Stockholders' Equity	$208,377,618	$238,626,919

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended
	December 31,
	2016	2015	2014

Revenues	$134,744,600	$135,303,173	$137,041,447

Cost of sales	(109,212,717)	(107,442,568)	(114,263,299)

Gross Profit	25,531,883	27,860,605	22,778,148

Selling, general and administrative expenses	(12,401,858)	(9,663,835)	(4,859,215)
Loss from disposal of property, plant and equipment	(178,306)	-	(709,647)
Gain from disposal of assets held for sale	-	-	203,620

Income from Operations	12,951,719	18,196,770	17,412,906

Other Income (Expense):
Interest income	96,976	70,319	149,783
Subsidy income	-	555,605	22,614
Interest expense	(2,621,147)	(3,157,524)	(1,446,439)

Income before Income Taxes	10,427,548	15,665,170	16,138,864

Provision for Income Taxes	(3,114,572)	(4,122,965)	(4,432,504)

Net Income	7,312,976	11,542,205	11,706,360

Other ComprehensiveLoss:
Foreign currency translation adjustment	(11,784,410)	(10,678,146)	(125,143)

Total Comprehensive Income (Loss)	$(4,471,434)	$864,059	$11,581,217

Earnings Per Share:

Basic Earnings per Share	$0.34	$0.57	$0.61

Fully Diluted Earnings per Share	$0.34	$0.57	$0.61

Weighted Average Number of Shares

Outstanding - Basic	21,416,143	20,316,400	19,270,394

Outstanding - Fully Diluted	21,416,143	20,316,400	19,270,394

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2013	18,753,900	$18,754	$46,909,543	$6,038,406	$17,146,308	$90,940,137	$161,053,148
Issuance of shares	1,562,500	1,562	1,494,248	-	-	-	1,495,810

Issuance of warrants	-	-	815,191	-	-	-	815,191

Foreign currency translation adjustment	-	-	-	-	(125,143)	-	(125,143)

Transfer to statutory earnings reserve	-	-	-	42,168	-	(42,168)	-

Net income for the year of 2014	-	-	-	-	-	11,706,360	11,706,360
Balance at December 31, 2014	20,316,400	$20,316	$49,218,982	$6,080,574	$17,021,165	$102,604,329	$174,945,366

Foreign currency translation adjustment	-	-	-	-	(10,678,146)	-	(10,678,146)
Net income for the year of 2015	-	-	-	-	-	11,542,205	11,542,205
Balance at December 31, 2015	20,316,400	$20,316	$49,218,982	$6,080,574	$6,343,019	$114,146,534	$175,809,425

Issuance of shares to officer and directors	1,133,916	1,134	1,416,261				1,417,395
Foreign currency translation adjustment					(11,784,410)		(11,784,410)
Net income for the year of 2016						7,312,976	7,312,976
Balance at December 31, 2016	21,450,316	$21,450	$50,635,243	$6,080,574	$(5,441,391)	$121,459,510	$172,755,386

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended
	December 31,
	2016	2015	2014

Cash Flows from Operating Activities:
Net income	$7,312,976	$11,542,205	$11,706,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,287,509	13,398,990	8,289,320
Loss from disposal of property, plant and equipment	178,306	-	709,647
Gain from disposal of assets held for sale	-	-	(203,620)
Allowance for (Recovery from) bad debts	44,938	(34,204)	8,571
Share-based compensation expenses	1,417,395	-	-
Deferred taxes	(1,959,494)	(1,203,019)	398,385
Changes in operating assets and liabilities:
Accounts receivable	(2,246,882)	1,710,176	(413,159)
Prepayments and other current assets	1,410,080	744,454	(1,799,514)
Inventories	3,112,465	(2,578,342)	4,257,805
Accounts payable	336,507	263,720	(921,580)
Advance from customers	26,173	-
Notes payable	(11,273,279)	(1,378,183)	11,163,003
Due to a related party	(300,621)	160,254	-
Accrued payroll and employee benefits	(300,275)	70,319	(4,950)
Other payables and accrued liabilities	1,509,196	(1,492,293)	(299,932)
Income taxes payable	722,528	508	(577,163)
Net Cash Provided by Operating Activities	15,277,522	21,204,585	32,313,173

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(11,586,214)	(19,331,000)	(39,207,768)
Proceeds from sale of property, plant and equipment	41,185	-	2,684,703
Proceeds from sale of assets held for sale	-	-	241,714
Net Cash Used in Investing Activities	(11,545,029)	(19,331,000)	(36,281,351)

Cash Flows from Financing Activities:
Proceeds from issuing of common stock	-	-	2,311,002
Proceeds from related party loans	3,020,208	5,197,615	10,557,060
Repayments of related party loans	(6,026,416)	(2,730,654)	(793,500)
Proceeds from bank loans	6,463,347	14,422,846	11,366,410
Repayment of bank loans	(14,730,418)	(10,023,878)	(8,111,890)
Payment of capital lease obligation	(675,139)	(7,148,142)	(4,199,689)
Release of (Increase in) restricted cash	8,267,072	(2,515,986)	(6,395,131)
Net Cash (Used in) Provided by Financing Activities	(3,681,346)	(2,798,199)	4,734,262

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(360,418)	(324,942)	(5,774)

Net (Decrease) Increase in Cash and Cash Equivalents	(309,271)	(1,249,556)	760,310

Cash and Cash Equivalents - Beginning of Year	2,641,917	3,891,473	3,131,163

Cash and Cash Equivalents - End of Year	$2,332,646	$2,641,917	3,891,473

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$2,414,458	$3,255,478	1,826,460
Cash paid for income taxes	$4,351,538	$5,325,477	4,611,282

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue of the Company generated from Orient Paper HB for the years ended December 31, 2016, 2015 and 2014 were 99.51%, 99.72% and 96.48%, respectively. Orient Paper HB also accounted for 86.23% and 85.96% of the total assets of the Company as at December 31, 2016 and 2015 respectively.

ORIENT PAPER, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 and 2015, details of the Company’s subsidiaries and variable interest entity are as follows:

		Place of
	Date of Incorporation	Incorporation or	Percentage of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Orient Paper Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity(“VIE”):
Orient Paper HB	March 10, 1996	PRC	Control *	Paper Production and distribution

* Orient Paper HB is treated as a 100% controlled variable interest entity of the Company

However, uncertainties in the PRC legal system could cause the Company’s current ownership structure to be found to be in violation of any existing and/or future PRC laws or regulations and could limit the Company’s ability, through its subsidiary, to enforce its rights under these contractual arrangements. Furthermore, shareholders of the VIE may have interests that are different than those of the Company, which could potentially increase the risk that they would seek to act contrary to the terms of the aforementioned agreements.

In addition, if the current structure or any of the contractual arrangements were found to be in violation of any existing or future PRC law, the Company may be subject to penalties, which may include, but not be limited to, the cancellation or revocation of the Company’s business and operating licenses, being required to restructure the Company’s operations or being required to discontinue the Company’s operating activities. The imposition of any of these or other penalties may result in a material and adverse effect on the Company’s ability to conduct its operations. In such case, the Company may not be able to operate or control the VIE, which may result in deconsolidation of the VIE. The Company believes the possibility that it will no longer be able to control and consolidate its VIE will occur as a result of the aforementioned risks and uncertainties is remote.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregated the financial information of Orient Paper HB in the table below. The aggregate carrying value of Orient Paper HB’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015

ASSETS

Current Assets
Cash and cash equivalents	$2,005,288	$2,363,525
Restricted cash	2,162,318	10,779,845
Accounts receivable	3,894,435	1,904,396
Inventories	5,592,230	8,741,974
Prepayments and other current assets	451,349	1,792,188

Total current assets	14,105,620	25,581,928

Prepayment on property, plant and equipment	-	1,404,460
Property, plant, and equipment, net	162,779,492	176,913,064
Deferred tax asset non-current	2,804,019	1,217,896

Total Assets	$179,689,131	$205,117,348

LIABILITIES

Current Liabilities
Short-term bank loans	$5,045,409	$13,859,800
Current obligations under capital lease	8,786,528	6,860,412
Accounts payable	559,952	253,425
Advance from customers	28,831	-
Notes payable	2,162,318	13,859,800
Due to a related party	56,872	368,751
Accrued payroll and employee benefits	206,642	503,203
Other payables and accrued liabilities	2,424,751	3,889,235
Income taxes payable	1,311,051	600,876

Total current liabilities	20,582,354	40,195,502

Loans from credit union	4,843,592	5,174,325
Loans from a related party	10,090,817	13,859,800
Deferred gain on sale-leaseback	102,232	327,637
Long-term obligations under capital lease	-	3,217,785

Total Liabilities	$35,618,995	$62,775,049

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its consolidated subsidiaries are not required to provide financial support to the VIE, and no creditor (or beneficial interest holders) of the VIE have recourse to the assets of Company unless the Company separately agrees to be subject to such claims. There are no terms in any agreements or arrangements, implicit or explicit, which require the Company or its subsidiaries to provide financial support to the VIE. However, if the VIE does require financial support, the Company or its subsidiaries may, at its option and subject to statutory limits and restrictions, provide financial support to the VIE.

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

Liquidity and Going Concern

As of December 31, 2016 the Company had current assets of $14,477,322 and current liabilities of $20,585,591 (including amounts due to related parties of $573,697), resulting in a working capital deficit of approximately $6,108,269; while as of December 31, 2015, the Company had current assets of $26,343,993 and current liabilities of $40,237,947 (including amounts due to related parties of $920,866), resulting in a working capital deficit of approximately $13,893,954. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

On December 10, 2014, the Company entered an agreement with the Company’s Chairman and Chief Executive Officer (“CEO”), Mr. Zhenyong Liu, to loan $8,649,272 to the Company for working capital purpose with an annual interest rate based on the People’s Bank of China at of the time of receipt and was set at 5.25% per annum. (see Note (9) below). In June 2016, the Company repaid $6,012,416 to Mr . Zhenyong Liu, together with the interest of $288,596 for the year. As of December 31, 2016, the outstanding loan balance was $2,883,090 and the accrued interest under this agreement owned to Mr. Zhenyong Liu was approximately $43,246, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2016 (see Note (11) below).

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from the CEO an amount up to $17,298,544 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of December 31, 2016, $7,207,727 was drawn from the facility. The accrued interest under this agreement owe to Mr. Zhenyong Liu was approximately $104,062, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2016 (see Note (11) below).

On December 31, 2015, the Company paid off a loan of $2,249,279 from Mr. Zhenyong Liu due to expiry, together with the interest of $391,374 through year 2013 to 2015. (see Note (9) below). As a result, regarding to the loan, there was still approximately $369,517 of interest due to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2016 (see Note (11) below).

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2017, Mr. Zhenyong Liu agreed to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $516,825, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2016 (see Note (11) below).

On January 16, 2017, Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owed to Hebei Fangsheng was approximately $56,872, which was recorded as due to a related party as part of the current liabilities as of December 31, 2016 (see Note (9) below).

On December 5, 2016, the Company entered into a working capital loan agreement with Bank of Cangzhou, with amount up to $5,766,181 (RMB40,000,000). The loan bears a fixed interest rate of 6.09% per annum. The working capital loan is secured by the Company’s land use right and guaranteed by Orient Paper Shengde with its production equipment as collateral for the benefit of the bank. $nil was withdrawn as of December 31, 2016.

On June 21, 2016, Orient Paper HB made a partial payment of RMB 2,300,000 (US$345,714) out of the amount of RMB22,300,000 (US$3,351,922) due on June 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $140,206 on the overdue amount RMB 20,000,000 (US$3,006,208), at a rate of 18.25% per annum on September 20, 2016 in accordance with the 2015 Agreement (as defined in Note (8) “Financing with Sale-Leaseback”, below). On December 21, 2016, the Company made a partial payment of RMB 1,516,667 (US$227,971) out of the payment schedule of RMB 21,516,667 (US$3,234,179) due on December 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $138,682 on the overdue amount RMB 20,000,000 (US$3,006,208), at a rate of 18.25% per annum on December 21, 2016 in accordance with the 2015 Agreement. RMB 20,000,000 (US$1,441,545) of the overdue amount is expected to be repaid in April 2017 and the remaining portion will be repaid along with the last installment on June 20, 2017.

Although management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months, there are no guarantees that these financial resources will be secured. Therefore, there is a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2016 and 2015 to translate the Chinese RMB to the U.S. Dollars are 6.9370:1, and 6.4936:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.6529:1, 6.2401:1 and 6.1453:1 for the years ended December 31, 2016, 2015 and 2014, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2016 and 2015, and revenues and expenses for the years ended December 31, 2016, 2015 and 2014. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, Orient Paper considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2016 and 2015, the balance of allowance for doubtful accounts was $79,478 and $38,865, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
	2016	2015
Allowance of doubtful accounts
Opening balance	$38,865	$76,125
Provision (Reversal) for the year	44,938	(34,204)
Exchange difference	(4,325)	(3,056)

Closing balance	$79,478	$38,865

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. No provision in inventories has been provided for the years ended December 31, 2016, 2015 and 2014.

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

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statutory Reserves

According to the laws and regulations in the PRC, the Company is required to provide for certain statutory funds, namely, a reserve fund by an appropriation from net profit after taxation but before dividend distribution based on the local statutory financial statements of the PRC subsidiary and variable interest entity prepared in accordance with the PRC accounting principles and relevant financial regulations.

Each of the Company’s wholly owned subsidiary and variable interest entity in the PRC are required to allocate at least 10% of its net profit to the reserve fund until the balance of such fund has reached 50% of its registered capital. Appropriations of additional reserve fund are determined at the discretion of its directors. The reserve fund can only be used, upon approval by the relevant authority, to offset accumulated losses or increase capital.

For the years ended December 31, 2016, 2015 and 2014, Orient Paper made transfers to this reserve fund in the amounts of $nil, $nil, and $42,168, respectively. For the year ended December 31, 2014, transfer to statutory reserves was made by Orient Paper Shengde. As a result of net loss in fiscal year 2016 and 2015 of Orient Paper Shengde, no statutory reserves were provided for the year ended December 31, 2016 and 2015. The Company’s variable interest entity Orient Paper HB, the statutory reserve account of which has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) as of December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2016, 2015 and 2014.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil, $nil and $nil for the years ended December 31, 2016, 2015 and 2014.

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

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $nil, $nil and $6,457 of advertising and promotion costs for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $21,598, $28,448 and $20,276 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company received the government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management's expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2016, 2015 and 2014, the Company received government subsidies of $nil, $555,605 and $22,614, which are recognized as subsidy income in the consolidated statements of income in that fiscal year.

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

Value Added Tax

Both the PRC subsidiary and variable interest entity of the Company are subject to value added tax (“VAT”) imposed by the PRC government on its purchase and sales of goods. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. VAT rate is 17% in general, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT. Debit balance of VAT payable represents a credit against future collection of output VAT instead of a receivable due from government.

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with ASC Topic 220, Comprehensive Income. ASC Topic 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the consolidated financial statements. The components of comprehensive income (loss) were the net income for the years and the foreign currency translation adjustments.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2016 and 2015, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments; while loans from Credit union, loans from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

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

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash of $2,162,318 as of December 31, 2016 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from these banks (see Note (10)). The restriction will be lifted upon the maturity of the notes payable on February 1, 2017.

Restricted cash of $10,779,845 as of December 31, 2015 was deposited at the Bank of Hebei, and the Commercial Bank of the City of Zhangjiakou for purpose of securing the bank acceptance notes from these banks (see Note (10)). The restriction has been lifted upon the maturity of the notes payable from January 7, 2016 through April 23, 2016.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of and December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Raw Materials
Recycled paper board	$3,337,649	$4,416,252
Recycled white scrap paper	-	1,880,323
Recycled scrap binding margin	547,803	-
Coal & gas	242,307	453,665
Base paper and other raw materials	265,464	296,272
	4,393,223	7,046,512
Finished Goods	1,238,807	2,158,908
Totals	$5,632,030	$9,205,420

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Value-added tax recoverable	$-	$453,964
Prepayment for purchase of materials	4,325	884,932
Prepaid land lease	432,464	461,993
Others	19,103	11,526
	$455,892	$1,812,415

(6) Prepayment on property, plant and equipment

As of December 31, 2016 and 2015, prepayment on property, plant and equipment consisted of $nil and $1,404,460, respectively in respect of prepaid land use right prepayment made on October 26, 2012 for the entitlement of land use right for some 65,023 square meters of land located in our Xushui County, Baoding plant. The land use right has been transferred to the Company in December 2016.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Property, plant and equipment

As of December 31, 2016 and 2015, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2016	2015
Property, Plant, and Equipment:
Land use rights	$11,755,168	$7,305,641
Building and improvements	92,927,111	99,299,487
Machinery and equipment	123,932,336	132,785,421
Vehicles	590,619	665,789
Construction in progress	25,084,416	21,697,207
Totals	254,289,650	261,753,545
Less: accumulated depreciation and amortization	(66,599,770)	(55,562,387)
Property, Plant and Equipment, net	$187,689,880	$206,191,158

In December 2016, the Company completed the purchase of a parcel of state-owned land located in our Xushui County, Baoding plant, with lease terms of 50 years expiring in 2066.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$22 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$22 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,162) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of December 31, 2016 and 2015. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment. See “ Financing with Sale-Leaseback” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

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

The capital lease asset cost was $24,328,940 and $25,990,183 as of December 31, 2016 and 2015, respectively. The depreciation of Leased Equipment began in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the years ended December 31, 2016, 2015 and 2014, depreciation of Leased Equipment was $1,633,527, $1,683,581 and $1,650,649, respectively. The accumulated depreciation of the leased asset were $5,274,471 and $3,961,025 as of December 31, 2016 and 2015, respectively. During the years ended December 31, 2016, 2015 and 2014, the gain realized on sale-leaseback transaction was $213,195, $340,947 and $461,609, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-lease back are $102,232 and $327,637 as of December 31, 2016 and 2015, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in 2017. For the years ended December 31, 2016, 2015 and 2014, the amount of interest capitalized was $53,535, $154,930 and $698,714, respectively.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 and 2015, certain property, plant and equipment of Orient Paper HB with net values of $9,813,294 and $14,236,083,respectively, have been pledged pursuant to a long-term loan from credit union of Orient Paper HB. In addition, land use right with net values of $6,200,401 and $6,769,894 as of December 31, 2016 and 2015 was pledged for the saleleaseback financing. See “ Financing with Sale-Leaseback ” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

As of December 31, 2016 and 2015, essentially all production equipment of Orient Paper Shengde with net value of $23,654,125 and $28,745,628 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $15,287,509, $13,398,990 and $8,289,320 for the years ended December 31, 2016, 2015 and 2014, respectively.

(8) Loans Payable

Short-term bank loans

		December 31,	December 31,
		2016	2015
Industrial & Commercial Bank of China ("ICBC") Loan 1	(a)	$-	$3,079,956
The Commercial Bank of the City of Zhangjiakou	(b)	-	7,699,888
ICBC Loan 2	(c)	-	3,079,956
Bank of Hebei	(d)	2,162,318	-
ICBC Loan 3	(e)	2,883,091	-
Total short-term bank loans		$5,045,409	$13,859,800

(a)

On September 7, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $3,079,956 as of December 31, 2016 and 2015, respectively. The loan borne an interest rate of 5.06% per annum, which was 110% of the primary lending rate of the People’s Bank of China at the time of funding. The working capital loan was guaranteed by Hebei Tengsheng Paper Co. Ltd (“Hebei Tengsheng”),a related party with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank. The loan was due and repaid on September 6, 2016.

(b)	On October 15, 2015, the Company entered into a working capital loan agreement with the Commercial Bank of the City of Zhangjiakou, with a balance of $nil and $7,699,888 as of December 31, 2016 and 2015, respectively. The loan bears a fixed interest rate of 11.88% per annum. The working capital loan was guaranteed by the Company’s CEO and his wife, as well as secured by Hebei Tengsheng’s land use right and real property as collateral for the benefit of the bank. The loan was due and repaid on October 15, 2016.

(c)	On December 11, 2015, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $3,079,956 as of December 31, 2016 and 2015, respectively. The working capital loan is secured by Hebei Tengsheng’s land use right and real property. The loan bears a fixed interest rate of 4.785% per annum. The loan was due and repaid on December 9, 2016.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)	On July 8, 2016, the Company entered into a working capital loan agreement with the Bank of Hebei, with a balance of $2,162,318 as of December 31, 2016. The loan bears a fixed interest rate of 5.22% per annum. The loan will be due on July 8, 2017. The working capital loan is guaranteed by the Company’s CEO and his wife, as well as Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(e)	On September 13, 2016, the Company entered into a working capital loan agreement with ICBC, with a balance of $2,883,091 as of December 31, 2016. The loan bears a fixed interest rate of 4.5675% per annum. The loan will be due on October 19, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank.

As of December 31, 2016, there were guaranteed short-term borrowings of $5,045,409 and unsecured bank loans of $nil. As of December 31, 2015, there were guaranteed short-term borrowings of $13,859,800 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2016, 2015 and 2014 were approximately 8.05%, 8.27% and 7.71%, respectively.

Long-term loans from credit union

As of December 31, 2016 and 2015, loans payable to Rural Credit Union of Xushui County, amounted to $4,843,592 and $5,174,325, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $180,193, of which $108,116 was paid ahead of its original repayment schedule as of December 31, 2016. As of December 31, 2016 and 2015, total outstanding loan balance was $1,239,729 and $1,324,380 respectively, which is presented as non-current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $9,813,294 and $14,236,083 as of December 31, 2016 and 2015, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $187,401, of which $100,908 was paid ahead of its original repayment schedule as of December 31, 2016. As of December 31, 2016 and 2015, the total outstanding loan balance was $3,603,863 and $3,849,945 respectively, which is presented as non-current liabilities in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2016, 2015 and 2014 were $1,411,731, $1,209,293 and $1,031,163, respectively.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$22 million). Under the saleleaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for RMB 150 million (approximately US$22 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,162) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into the to amend and restate the Lease Financing Agreement entered into in 2013 (the “2015 Agreement”). The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. On June 21, 2016, Orient Paper HB only made a partial payment of RMB 2,300,000 (US$345,714) out of the payment schedule of RMB 22,300,000 (US$3,351,922) due on June 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $140,206 on the overdue amount of RMB 20,000,000 (US$3,006,208), at a rate of 18.25% per annum on September 20, 2016 in accordance with the 2015 Agreement. On December 21, 2016, Orient Paper HB only made a partial payment of RMB 1,516,667 (US$227,971) out of the payment schedule of RMB 21,516,667 (US$3,234,179) due on December 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $138,682 on the overdue amount of RMB 20,000,000 (US$3,006,208), at a rate of 18.25% per annum on December 21, 2016 in accordance with the 2015 Agreement. RMB 20,000,000 (US$1,441,545) of the overdue amount is expected to be repaid in April 2017 and the remaining portion will be repaid along with the last installment on June 20, 2017. Until then, Orient Paper HB will continue to accrue interest at a rate of 18.25% per annum for the overdue portion and 15% per annum for the remaining portion in accordance with the 2015 Agreement.

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially) and the present balance of the obligation, which is approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease were nil and $3,217,785 as of December 31, 2016 and 2015, and its current portion in the amount of $8,786,528 and $6,860,412, respectively. Included in the current portion, balance of RMB 40,000,000 (US$5,766,181) was overdue as of December, 2016. The Company is currently negotiating with the CNFTEL regarding the potential modification on the payment schedule.

Total interest expenses for the sale-leaseback arrangement for the years ended December 31, 2016, 2015 and 2014 were $749,867, $1,363,011 and $919,298, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is amortized over the lease term and as an offset to depreciation of the Leased Equipment. In term of the extension of the new payment schedule, the deferred gain is amortized over the remaining lease term up to June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $6,200,401 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $23,654,125 and $28,745,628 as of December 31, 2016 and 2015, respectively.

The future minimum lease payments of the capital lease as of December 31, 2016 were as follows:

December 31,	Amount
2017	$8,867,906
Less: unearned discount	(81,378)
8,786,528
Less: current portion of obligation under capital lease, net	(8,786,528)
$-

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Related Party Transactions

The Company’s CEO has loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $369,517 of interest is still outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2016.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,649,272 and $9,239,867 as of December 31, 2016 and 2015, to Orient Paper HB for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was borrowed on December 10, 2014, and would be due on December 10, 2017. During the year ended December 31, 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. As of December 31, 2016, the outstanding loan balance was $2,883,090 and the accrued interest was $43,246, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $17,298,544 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility, which carried an interest rate of 5.25%. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility, which carried an interest rate of 4.35%. The loan matures on July 12, 2018. As of December 31, 2016 and 2015, the outstanding loan balance were $7,207,727 and $4,619,933, respectivel,y and the accrued interest was $104,062 and $111,167, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2016 and 2015, total amount of loans due to Mr. Zhenyong Liu were $10,090,817 and $13,859,800, respectively. The interest expenses incurred for above related party loans are $513,084, $740,150 and $194,692 for the years ended December 31, 2016, 2015 and 2014, respectively. On January 16, 2017, the Company’s CEO agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owe to Mr. Zhenyong Liu was approximately $516,825 and $552,115 as of December 31, 2016 and 2015, respectively, which was recorded in other payables and accrued liabilities (see Note (11) below) as part of the current liabilities.

During the years ended December 31, 2016, 2015 and 2014, the Company borrowed $14,000, $439,000 and $793,500, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by December 31, 2016.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $144,155 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement.

On January 16, 2017, Hebei Fangsheng agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owed to Hebei Fangsheng was approximately $56,872 and $368,751, which was recorded as part of the current liabilities as of December 31, 2016 and 2015, respectively.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Notes payable

As of December 31, 2016, the Company had bank acceptance notes of $2,162,318 from the Bank of Hebei to one of its major suppliers for settling purchases of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $2,162,318 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. The acceptance notes will become due and payable on February 1, 2017.

As of December 31, 2015, the Company had bank acceptance notes of $6,159,911 and $7,699,889 from the Bank of Hebei and the Commercial Bank of the City of Zhangjiakou, respectively, to one of its major suppliers for settling purchases of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $10,779,845 in the bank. The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. All acceptance notes outstanding as of December 31, 2015 were due and repaid during January to April 2016.

(11) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,	December 31,
	2016	2015
Accrued electricity	$335,169	$168,840
Value-added tax payable	1,080,055	-
Accrued interest to a related party	516,825	552,115
Accrued bank loan interest	-	73,970
Payable for purchase of equipment	223,143	3,093,239
Accrued commission to salesmen	160,014	-
Others	109,572	14,807
Totals	$2,424,778	$3,902,971

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

A summary of stock warrant activities is as below:

	December 31, 2016		December 31, 2015
	Number	Weight average exercise price	Number	Weight average exercise price
Outstanding and exercisable at beginning of the year	820,312	$1.71	820,312	$1.71
Issued during the year	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled or expired during the year	-	-	-	-
Outstanding and exercisable at end of the year	820,312	$1.71	820,312	$1.71
Range of exercise price	$1.70 to $2.00		$1.70 to $2.00

No warrants were issued, exercised, cancelled or expired during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Earnings Per Share

For the years ended December 31, 2016, 2015 and 2014, basic and diluted net income per share are calculated as follows:

	Year Ended December 31,
	2016	2015	2014
Basic income per share
Net income for the period - numerator	$7,312,976	$11,542,205	$11,706,360
Weighted average common stock outstanding - denominator	21,416,143	20,316,400	19,270,394
Net income per share	$0.34	$0.57	$0.61

Diluted income per share
Net income for the period- numerator	$7,312,976	$11,542,205	$11,706,360
Weighted average common stock outstanding - denominator	21,416,143	20,316,400	19,270,394
Effect of dilution	-	-	-
Weighted average common stock outstanding - denominator	21,416,143	20,316,400	19,270,394
Diluted income per share	$0.34	$0.57	$0.61

For the years ended December 31, 2016, 2015 and 2014, 820,312 shares related to warrants are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the years ended December 31, 2016, 2015 and 2014 were lower than the warrants exercise price.

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

The provisions for income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended
	December 31,
	2016	2015	2014
Provision for Income Taxes
Current Tax Provision PRC	$5,074,066	$5,325,984	$4,034,119
Deferred Tax Provision PRC	(1,959,494)	(1,203,019)	398,385
Total Provision for Income Taxes	$3,114,572	$4,122,965	$4,432,504

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, Orient Paper, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $4,815,756, $4,269,713 and $3,813,374 for U.S. income tax purposes for the years ended December 31, 2016, 2015 and 2014, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, during the period of 2030 through 2035. Management believes that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management will review this valuation allowance periodically and make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2016	2015
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$2,766,595	$1,035,486
Impairment of property, plant and equipment	372,514	344,202
Miscellaneous	(21,472)	(23,428)
Net operating loss carryover of PRC company	147,204	64,594
Net operating loss carryover for U.S. income tax purposes	2,949,287	2,281,718
Total deferred tax assets	6,214,128	3,702,572
Less: Valuation allowance	(2,949,287)	(2,281,718)
Total deferred tax assets, net	$3,264,841	$1,420,854

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company's effective tax rate as of:

	Year ended
	December 31,
	2016	2015	2014
PRC Statutory rate	25.0%	25.0%	25.0%
Effect of different tax jurisdiction	(1.7)	(0.5)	(0.8)
Effect of expenses not deductible for PRC tax purposes	0.1	(0.1)	-
Effect of income not taxable for PRC tax purposes	-	-	0.1
Under provision in previous year	0.1	0.1	0.1
Change in valuation allowance	6.4	1.8	3.1
Effective income tax rate	29.9%	26.3%	27.5%

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $135,803,983 and $126,527,569 as of December 31, 2016 and 2015 respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

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

During the years ended December 31, 2016 , 2015 and 2014, the effective income tax rate was estimated by the Company to be 29.9%, 26.3% and 27.5%, respectively. The effective tax rate is lower than the U.S. statutory rate of 34% primarily because the undistributed earnings of our PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2016 and 2015, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(17) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,299 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $518,956 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (9) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $144,155 (RMB 1,000,000), for a total term of up to five years.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments are as follows:

December 31,	Amount
2017	680,409
2018	620,345
2019	536,255
2020	536,255
2021	536,255
Thereafter	2,811,013
Total operating lease payments	$5,720,532

Capital commitment

As of December 31, 2016, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $13,921,168 and $17,429,301 as of December 31, 2016 and 2015, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company agreed with a third party to guarantee certain obligations of the third party, and as of December 31, 2016 and December 31, 2015, the Company guaranteed the third party’s long-term loan from financial institutions amounting to $8,072,654 (RMB56,000,000) and $8,623,876 (RMB56,000,000) that matured at various times in 2018. In most cases, the Company cannot estimate the potential amount of future payments under these guarantees until events arise that would result in a liability under the guarantees. The Company believes that payment under this guarantee is not probable.

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

Summarized financial information for the two reportable segments is as follows:

	Year Ended December 31, 2016
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$134,087,266	$657,334	$-	$-	$134,744,600
Gross profit (loss)	25,918,026	(386,143)	-	-	25,531,883
Depreciation and amortization	14,360,363	927,146	-	-	15,287,509
Interest income	95,915	1,061	-	-	96,976
Interest expense	2,621,147	-	-	-	2,621,147
Income tax expense(benefit)	3,339,041	(224,469)	-	-	3,114,572
Net income (loss)	9,999,297	(722,883)	(1,963,438)	-	7,312,976
Total Assets	179,689,131	28,687,027	1,460	-	208,377,618

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$134,927,208	$375,965	$-	$-	$135,303,173
Gross Profit (Loss)	28,104,243	(243,638)	-	-	27,860,605
Depreciation and amortization	10,623,900	2,775,090	-	-	13,398,990
Interest income	68,752	1,567	-	-	70,319
Interest expense	3,157,524	-	-	-	3,157,524
Income tax expense(benefit)	4,334,168	(211,203)	-	-	4,122,965
Net Income (Loss)	13,108,044	(738,844)	(826,995)	-	11,542,205
Total Assets	205,117,348	33,500,731	8,840	-	238,626,919

	Year Ended December 31, 2014
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$133,967,031	$4,829,046	$-	$(1,754,630)	$137,041,447
Gross Profit	20,401,820	2,376,328	-	-	22,778,148
Depreciation and amortization	5,467,593	2,821,727	-	-	8,289,320
Interest income	145,590	4,193	-	-	149,783
Interest expense	1,446,439	-	-	-	1,446,439
Income tax expense	4,337,424	95,080	-	-	4,432,504
Net Income (Loss)	11,299,155	1,900,145	(1,492,940)	-	11,706,360
Total Assets	201,518,707	38,160,199	88,679	-	239,767,585

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Concentration and Major Customers and Suppliers

For the years ended December 31, 2016, 2015 and 2014, the Company had no single customer contributed over 10% of total sales.  For the year ended December 31, 2016, the Company had two major suppliers that accounted for 62% and 8% of total purchases by the Company.

For the year ended December 31, 2015, the Company had two major suppliers that accounted for 61% and 17% of its total purchases. For the year ended December 31, 2014, the Company had three major suppliers that accounted for 62%, 14% and 9% of its total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2016 and December 31, 2015. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$72,077) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2016 and 2015, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB15,030,792 (US$2,166,757) as of December 31, 2016.

(21) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that are required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification in ASU 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guidelines on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

(23) Subsequent Event

On December 5, 2016, the Company entered into a working capital loan agreement with Bank of Cangzhou, for a credit line of up to $5,766,181 (RMB40,000,000). The loan bears a fixed interest rate of 6.09% per annum. The working capital loan was secured by the Company’s land use right and guaranteed by Orient Paper Shengde with its production equipment as collateral for the benefit of the bank. The loan was withdrawn on January 3, 2017

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2016 and 2015 is as follows:

	Quarter
2016	First	Second	Third	Fourth
Revenues	$27,914,333	$37,991,892	$37,462,066	$31,376,309
Gross Profit	3,765,884	6,889,754	7,330,843	7,545,402
Income (Loss) from Operations	(580,367)	4,168,522	4,731,145	4,632,419
Net income (loss)	(1,373,896)	2,581,606	3,034,542	3,070,724
Net income (loss) per share:
Basic	$-0.06	$0.12	$0.14	$0.14
Diluted	$-0.06	$0.12	$0.14	$0.14

	Quarter
2015	First	Second	Third	Fourth
Revenues	$26,504,344	$41,283,142	$32,406,877	$35,108,810
Gross Profit	4,986,733	10,483,514	6,416,561	5,973,797
Income from Operations	3,280,340	8,649,545	2,601,779	3,665,106
Net income	2,105,489	5,590,530	1,685,897	2,160,289
Net income per share:
Basic	$0.10	$0.28	$0.08	$0.11
Diluted	$0.10	$0.28	$0.08	$0.11

(25) Condensed Financial Information of the Parent Company

The condensed financial statements of Orient Paper Inc. (“ONP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $46,441,462 and $49,612,606 as of December 31, 2016 and 2015, respectively.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$1,457	$8,840
Prepayments and other current assets	-	-

Total current assets	1,457	8,840

Investment in subsidiaries	175,915,611	178,423,608

Total Assets	$175,917,068	$178,432,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Inter-company payable	$3,161,682	$2,623,023
Accrued payroll and employee benefit	-	-
Accrued liabilities	-	-
Insurance premium payable	-	-

Total current liabilities	3,161,682	2,623,023

Total liabilities	$3,161,682	$2,623,023

Total stockholders' equity	172,755,386	175,809,425

Total Liabilities and Stockholders' Equity	$175,917,068	$178,432,448

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014

Operating expenses
Selling, general and administrative expenses	$1,963,438	$826,995	$1,492,940
Loss from Operations	(1,963,438)	(826,995)	(1,492,940)
Equity in earnings of unconsolidated subsidiaries	9,276,414	12,369,200	13,199,300
Other Income (Expense)	-	-	-
Income before Income Taxes	7,312,976	11,542,205	11,706,360
Provision for Income Taxes	-	-	-
Net Income	$7,312,976	$11,542,205	$11,706,360
Other comprehensive income (loss)	(11,784,410)	(10,678,146)	(125,143)
Total Comprehensive Income (Loss)	$(4,471,434)	$864,059	$11,581,217

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Net Cash Used in Operating Activities	$(24,722)	$(764,495)	$(1,658,426)

Net Cash Used in Investing Activities	-	-	-

Net Cash Provided by Financing Activities	17,339	747,156	1,642,013

Net Decrease in Cash and Cash Equivalents	(7,383)	(17,339)	(16,413)

Cash and Cash Equivalents - Beginning of Year	8,840	26,179	42,592

Cash and Cash Equivalents - End of Year	$1,457	$8,840	$26,179

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Jing Hao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company's internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2016.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	53	Chief Executive Officer and Chairman of the Board
Jing Hao	33	Chief Financial Officer
Dahong Zhou	37	Secretary
Marco Ku Hon Wai	42	Director
Wenbing Christopher Wang	45	Director
Fuzeng Liu	67	Director
Lusha Niu	37	Director

We have two classes of directors with each class elected in a different calendar year from the calendar year in which the other class of directors are elected. All directors are elected for a two-year term. The directors initially elected in Class I, Marco Ku Hon Wai and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2017 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The directors initially elected in Class II, Zhenyong Liu, Fuzeng Liu and Lusha Niu will serve until the annual meeting of stockholders in 2018 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Our officers serve at the discretion of our Board of Directors.

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

Lusha Niu. Ms. Niu has been a member of the Board of Directors since October12, 2016. Ms. Niu is a public relations veteran with strong background in international business and finance. Since September 2013, Ms. Niu has been the Director of Corporate Communications and Public Affairs, Asia Lead of Financial Communication at MSLGROUP, a global public communications firm. From August 2008 until August 2013, Ms. Niu was an Associate Director at APCO Worldwide, a Washington D.C. based global public affairs consulting firm. Ms. Niu also served as a Consulting Analyst with BDA Consulting, advising global institutional investors on their China deal strategy. Ms. Niu holds a Master’s degree in Finance from the University of Colorado.

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

Our Board of Directors has three committees - the Audit Committee, the Compensation Committee and the Nominating Committee.  The Audit Committee is comprised of Marco Ku Hon Wai, Wenbing Christopher Wang and Lusha Niu, with Mr. Ku serving as chairman.  The Compensation Committee is comprised of Marco Ku Hon Wai, Wenbing Christopher Wang and Lusha Niu, with Ms. Lusha Niu serving as chairwoman.  The Nominating Committee is comprised of Marco Ku Hon Wai, Wenbing Christopher Wang and Lusha Niu, with Mr. Wenbing Christopher Wang serving as chairman.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2016:

Board of Directors	6
Audit Committee	4
Compensation Committee	1
Nominating Committee	1

The above table includes meetings held by means of a conference telephone call, but not actions taken by unanimous written consent.

With the exception of Zhaofang Wang, each director attended at least 75% of the total number of meetings of the Board of Directors and those committees on which he served during the year.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2016, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation

The following compensation table summarizes the cash and non-cash compensation earned during the years ended December 31, 2016, 2015 and 2014 by each person who served as principal executive officer, principal financial officer, and secretary during 2016.

						Non-Equity
						Incentive
				Stock	Option	Plan
Name and		Salary	Bonus	Awards(2)	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu,	2016	$36,074	-	$	-	-	$36,074
Chairman, CEO	2015	$38,461	-	$266,000	-	-	$304,461
	2014	$39,055	-	$-	-	-	$39,055

Jing Hao	2016	$36,074	-	$-	-	-	$36,074
CFO (1)	2015	$38,333	-	$-	-	-	$38,333
	2014	$7,550	-	$-	-	-	$7,550

Dahong Zhou,	2016	$4,194	-	$-	-	-	$4,192
Secretary	2015	$5,128	-	$-	-	-	$5,128
	2014	$3,179	-	$-	-	-	$3,179

(1) On November 3, 2014, the Board of the Company appointed Ms. Jing Hao to the position of Chief Financial Officer of the Company and serve in accordance with the Bylaws of the Company and until her successor has been elected and has qualified, or until her earlier resignation, removal or death.

(2) The value of the Stock Award is determined by multiplying the number of restricted shares issued by the quoted closing price of the Company’s common stock on the date of the award, which was $1.33 as of January 12, 2016.

Employment Agreements

Mr. Zhenyong Liu receives a monthly salary of RMB 20,000 (approximately $3,006). On January 11, 2012, the Company awarded Mr. Zhenyong Liu 44,326 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $3.45 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Zhenyong Liu 8,000 shares of restricted common stock under the 2011 ISP and 2012 ISP, with a value of $2.66 per share, based on the closing price on the date of the stock issuance. On January 12, 2016, the Company issued Mr. Zhenyong Liu 200,000 shares restricted common stock under the 2015 ISP, with a value of $1.33 per share, based on the closing price on the date of the issuance.

Ms. Hao began receiving a monthly salary of RMB 20,000 (approximately $3,006) in January 2015.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014:

						Non-Equity
						Incentive
				Stock	Option	Plan
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)
Fuzeng Liu	2016	$7,512	-	$-	-	-	$7,512
Director	2015	$8,077	-	$-	-	-	$8,077
	2014	$8,201	-	$-	-	-	$8,201

Marco Ku Hon Wai	2016	$20,000	-	$-	-	-	$20,000
Director	2015	$20,000	-	$9,975	-	-	$29,975

Wenbing Christopher Wang	2016	$20,000	-	$-	-	-	$20,000
Director	2015	$20,000	-	$6,650	-	-	$26,650
	2014	$20,000	-	$-	-	-	$20,000

Zhaofang Wang	2016	$6,263	-	$-	-	-	$6,263
Director	2015	$8,087	-	$-	-	-	$8,087
	2014	$8,136	-	$-	-	-	$8,136

Lusha Niu	2016	1,252	-	-	-	-	$1,252
Director

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

On October 12, 2016, Ms. Lusha Niu was elected as our director and receives annual compensation of RMB50,000, payable on a monthly basis.

On December 31, 2013, Mr. Fuzeng Liu received 5,000 shares of restricted common stock from our 2011 and 2012 ISPs. The value of the stock award is determined by the closing price of the Company’s common stock on the date of the award, which was $2.66 as of December 31, 2013.

Other than the appointment letters described above, there are no understandings or arrangements between Mr. Ku, Mr. Wang, or Ms. Niu and any other person pursuant to which Mr. Ku, Mr. Wang, or Ms. Niu was appointed as a director.  Mr. Ku, Mr. Wang, and Ms. Niu do not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2016 or options outstanding as of December 31, 2016.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of December 31, 2016.

Amount and Nature of Beneficial Ownership

	Amount and
	Nature of	Percentage of
Name and Address	Beneficial	Common
of Beneficial Owner	Ownership	Stock

Zhenyong Liu CEO and Director	5,389,167	25.12%

Jing Hao CFO	4,000	*

Dahong Zhou Secretary	4,000	*

Marco Ku Hon Wai Director	7,500	*

Fuzeng Liu Director	5,000	*

Wenbing Christopher Wang Director	29,820	*

Lusha Niu Director	0	*

All Directors and Executive Officers as a Group (7 persons)	5,439,487	25.36%

*Less than 1% of the Company’s issued and outstanding common shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

Mr. Zhenyong Liu is our Chief Executive Officer, Chairman, and a principal stockholder of the Company. He loaned money to Orient Paper HB for working capital purposes. The unsecured loan of Mr. Liu bears an initial interest rate of 5.85% per annum, which is equal to the rate of the People’s Bank of China at the time of the loan. The term was 3 years and starts from January 1, 2010 and as due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu extended the maturity date to December 31, 2015 and the annual interest rate was changed to 6.15% per annum at the time of the extension, which is equal to the rate of the People’s Bank of China at the time of extension. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. Approximately $369,517 of interest was still due to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2016.

Mr. Zhenyong Liu loaned $8,649,272 and $9,239,867 as of December 31, 2016 and 2015 to Orient Paper HB for working capital purposes with an initial interest rate of 5.25%, which was set on the basis of the primary lending rate of the People’s Bank of China at the time of the loan. The loan is unsecured and expires on December 10, 2017.

On March 1, 2015, we entered into an agreement with Mr. Zhenyong Liu pursuant to which Orient Paper HB may borrow from Mr. Liu up to RMB120,000,000 (approximately $17,298,544) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured loan of $4,324,636 was drawn from the facility, which carries an interest rate of 5.25%. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility, which carried an interest rate of 4.35%. The loan matures on July 12, 2018.

As of December 31, 2016 and 2015, total amounts due to Mr. Liu were $10,090,817 and $13,859,800, respectively.

The interest expenses incurred for the above related party loans were $513,084 and $740,150 for the years ended December 31, 2016, and 2015, respectively. The accrued interest owned to Mr. Zhenyong Liu was approximately $516,825 and $552,115 and was recorded as part of the currently liabilities as December 31, 2016 and 2015, respectively.

On January 16, 2017, our principal shareholder, Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of certain accrued interest on his loan to Orient Paper HB until the Company’s quarterly or annual financial statements filed with the SEC show a satisfactory working capital level.

During the years ended December 31, 2016 and 2015, the Company borrowed $14,000 and $439,000 respectively, from shareholders to pay for various expenses incurred in the United States. The amount is due on demand with no interest. The Company repaid these amounts in full at December 31, 2016 and 2015, respectively.

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

Director Independence

The Company currently has three independent directors, Marco Ku Hon Wai, Wenbing Christopher Wang, and Lusha Niu, as that term is defined under the NYSE MKT Company Guide.

Item 14.	Principal Accountant Fees and Services

Audit Fees

We incurred approximately $236,739 for professional services rendered by our registered independent public accounting firm, BDO China Shu Lun Pan CPAs LLP, for the audit of the Company’s financial statements for 2016. Further, in 2016, we incurred approximately $103,714 for the reviews of the Company’s quarterly reports by BDO China Shu Lun Pan CPAs LLP.

We incurred approximately $252,399 for professional services rendered by our registered independent public accounting firm, BDO China Shu Lun Pan CPAs LLP, for the audit of the Company’s financial statements for 2015. Further, in 2015, we incurred approximately $110,575 for the reviews of the Company’s quarterly reports by BDO China Shu Lun Pan CPAs LLP.

Audit-Related Fees

Orient Paper did not incur any audit-related fees to BDO China Shu Lun Pan CPAs LLP in 2016.

Tax Fees

Orient Paper did not incur any tax fees to BDO China Shu Lun Pan CPAs LLP in 2016.

All Other Fees

Orient Paper did not incur any fees from its registered independent public accounting firm for services rendered to Orient Paper, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended December 31, 2016 and 2015.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2016, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

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

Date:  March 22, 2017

ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	March 22, 2017
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	March 22, 2017
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	March 22, 2017
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	March 22, 2017
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	March 22, 2017
Wenbing Christopher Wang

/s/ Lusha Niu	Director	March 22, 2017
Lusha Niu

