Form 10-Q
period 2017-03-31
Orient Paper Inc.
filed 2017-05-11
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  ☐   No   ☒

Number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2017: 21,450,316.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$4,648,049	$2,332,646
Restricted cash	5,797,690	2,162,318
Accounts receivable (net of allowance for doubtful accounts of $63,851 and $79,478 as of March 31, 2017 and December 31, 2016, respectively)	3,128,701	3,894,436
Inventories	8,013,848	5,632,030
Prepayments and other current assets	4,405,992	455,892

Total current assets	25,994,280	14,477,322

Property, plant, and equipment, net	190,125,081	187,689,880
Value-added tax recoverable	2,941,358	2,945,575
Deferred tax asset non-current	3,859,010	3,264,841

Total Assets	$222,919,729	$208,377,618

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$14,929,051	$5,045,409
Current obligations under capital lease	8,771,127	8,786,528
Accounts payable	494,035	559,952
Advance from customers	-	28,831
Notes payable	5,797,690	2,162,318
Due to a related party	93,418	56,872
Accrued payroll and employee benefits	337,865	209,936
Other payables and accrued liabilities	1,035,967	2,424,778
Income taxes payable	973,618	1,310,967

Total current liabilities	32,432,771	20,585,591

Loans from credit union	4,870,059	4,843,592
Loans from a related party	10,145,957	10,090,817
Deferred gain on sale-leaseback	51,395	102,232

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $47,495,505 and $35,618,995 as of March 31, 2017 and December 31, 2016, respectively)	47,500,182	35,622,232

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 21,450,316 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	21,450	21,450
Additional paid-in capital	50,635,243	50,635,243
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	(4,485,099)	(5,441,391)
Retained earnings	123,167,379	121,459,510

Total stockholders' equity	175,419,547	172,755,386

Total Liabilities and Stockholders' Equity	$222,919,729	$208,377,618

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenues	$25,289,659	$27,914,333

Cost of sales	(19,635,739)	(24,148,449)

Gross Profit	5,653,920	3,765,884

Selling, general and administrative expenses	(2,782,342)	(4,346,251)

Income (Loss) from Operations	2,871,578	(580,367)

Other Income (Expense):
Interest income	17,945	30,787
Subsidy income	40,712	-
Interest expense	(679,084)	(720,889)

Income (Loss) before Income Taxes	2,251,151	(1,270,469)

Provision for Income Taxes	(543,282)	(103,427)

Net Income (Loss)	1,707,869	(1,373,896)

Other Comprehensive Income:
Foreign currency translation adjustment	956,292	897,195

Total Comprehensive Income (Loss)	$2,664,161	$(476,701)

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) per Share	$0.08	$(0.06)

Weighted Average Number of Shares

Outstanding – Basic and Diluted	20,450,316	21,311,726

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities:
Net income (loss)	$1,707,869	$(1,373,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,615,359	4,167,672
Allowance for (Recovery from) bad debts	(16,112)	34,325
Share-based compensation expenses	-	1,417,395
Deferred tax	(578,139)	(591,959)
Changes in operating assets and liabilities:
Accounts receivable	805,599	(1,721,557)
Prepayments and other current assets	(3,939,630)	1,481,966
Inventories	(2,358,426)	(624,282)
Accounts payable	(69,194)	589,584
Advance from customers	(29,079)	-
Notes payable	3,634,936	(5,153,927)
Due to a related party	36,349	38,348
Accrued payroll and employee benefits	127,180	(240,522)
Other payables and accrued liabilities	(1,228,505)	795,487
Income taxes payable	(345,594)	695,387
Net Cash Provided by (Used in) Operating Activities	1,362,613	(485,979)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,258,905)	(428,842)
Net Cash Used in Investing Activities	(5,258,905)	(428,842)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	14,000
Repayments of related party loans	-	(14,000)
Proceeds from bank loans	9,887,026	-
Payment of capital lease obligation	(63,613)	(198,931)
Release of (Increase in) restricted cash	(3,634,936)	2,086,113
Net Cash Provided by Financing Activities	6,188,477	1,887,182

Effect of Exchange Rate Changes on Cash and Cash Equivalents	23,218	37,191

Net Increase in Cash and Cash Equivalents	2,315,403	1,009,552

Cash and Cash Equivalents - Beginning of Period	2,332,646	2,641,917

Cash and Cash Equivalents - End of Period	$4,648,049	$3,651,469

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$713,199	$539,987
Cash paid for income taxes	$1,467,016	$-

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

On February 10, 2010, Orient Paper Shengde and the Orient Paper HB Equity Owners entered into a Termination of Loan Agreement to terminate the above-mentioned $10,000,000 Loan Agreement. Because of the Company’s decision to fund future business expansions through Orient Paper Shengde instead of Orient Paper HB, the $10,000,000 loan contemplated was never made prior to the point of termination. The parties believe the termination of the Loan Agreement does not in itself compromise the effective control of the Company over Orient Paper HB and its businesses in the PRC.

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary (the “Primary Beneficiary”) of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Orient Paper HB for the three months ended March 31, 2017 and 2016 was accounted for 100% and 98.88%, respectively, of the Company’s total revenue for the same periods. Orient Paper HB also accounted for 87.31% and 86.23% of the total assets of the Company as of March 31, 2017 and December 31, 2016, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2017 and December 31, 2016, details of the Company’s subsidiaries and variable interest entities are as follows:

	Date of Incorporation	Place of Incorporation or	Percentage of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Orient Paper Shengde	June 1, 2009	PRC	100%	Paper Production and distribution
Variable interest entity (“VIE”):
Orient Paper HB	March 10, 1996	PRC	Control *	Paper Production and distribution

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Orient Paper HB in the table below. The aggregate carrying value of Orient Paper HB’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
	( Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,371,426	$2,005,288
Restricted cash	5,797,690	2,162,318
Accounts receivable	3,128,701	3,894,435
Inventories	7,973,888	5,592,230
Prepayments and other current assets	4,401,490	451,349

Total current assets	25,673,195	14,105,620

Property, plant, and equipment, net	165,705,369	162,779,492
Deferred tax asset non-current	3,251,834	2,804,019

Total Assets	$194,630,398	$179,689,131

LIABILITIES

Current Liabilities
Short-term bank loans	$14,929,051	$5,045,409
Current obligations under capital lease	8,771,127	8,786,528
Accounts payable	494,035	559,952
Advance from customers		28,831
Notes payable	5,797,690	2,162,318
Due to a related party	93,418	56,872
Accrued payroll and employee benefits	333,129	206,642
Other payables and accrued liabilities	1,035,941	2,424,751
Income taxes payable	973,703	1,311,051

Total current liabilities	32,428,094	20,582,354

Loans from credit union	4,870,059	4,843,592
Loans from a related party	10,145,957	10,090,817
Deferred gain on sale-leaseback	51,395	102,232

Total liabilities	$47,495,505	$35,618,995

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 of Orient Paper, Inc. a Nevada corporation, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “Orient Paper”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2017 and the results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of March 31, 2017 and December 31, 2016, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments; while loans from Credit union, loans from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and 2016.

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

Liquidity and Going Concern

As of March 31, 2017 the Company had current assets of $25,994,280 and current liabilities of $32,432,771 (including amounts due to related parties of $723,404), resulting in a working capital deficit of approximately $6,438,491; as of December 31, 2016, the Company had current assets of $14,477,322 and current liabilities of $20,585,591 (including amounts due to related parties of $573,697), resulting in a working capital deficit of approximately $6,108,269. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term liabilities to meet our current and future liquidity needs.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 10, 2014, the Company entered an agreement with the Company’s Chairman and Chief Executive Officer (“CEO”), Mr. Zhenyong Liu, to loan $8,696,534 to the Company for working capital purpose with an annual interest rate based on the People’s Bank of China at of the time of receipt and was set at 5.25% per annum. (see Note (8) below). In June 2016, the Company repaid $6,012,416 to Mr .Zhenyong Liu, together with the interest of $288,596 for the year. As of March 31, 2017, the outstanding loan balance was $2,898,845 and the accrued interest under this agreement owned to Mr. Zhenyong Liu was approximately $75,008, which was recorded in other payables and accrued liabilities as part of the current liabilities in the condensed consolidated balance sheet as of March 31, 2017 (see Note (10) below).

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from the CEO an amount up to $17,393,069 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of March 31, 2017, $7,247,112 was drawn from the facility. The accrued interest under this agreement owe to Mr. Zhenyong Liu was approximately $183,442, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2017 (see Note (10) below).

On December 31, 2015, the Company paid off a loan of $2,249,279 from Mr. Zhenyong Liu due to expiry, together with the interest of $391,374 through year 2013 to 2015. (see Note (8) below). As a result, regarding to the loan, there was still approximately $371,536 of interest due to Mr. Zhenyong Liu which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2017 (see Note (10) below).

On April 20, 2017, Mr. Zhenyong Liu agreed to permit the Company to continue to postpone the repayment of the accrued interest on his loan to Orient Paper HB until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $629,986, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2017 (see Note (10) below).

On April 20, 2017, Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owed to Hebei Fangsheng was approximately $93,418, which was recorded as due to a related party as part of the current liabilities as of March 31, 2017 (see Note (8) below).

On June 21, 2016, Orient Paper HB made a partial payment of RMB 2,300,000 (US$345,714) out of the capital lease obligation of RMB22,300,000 (US$3,351,922) due on June 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $140,206 on the overdue amount RMB 20,000,000 (US$2,898,845), at a rate of 18.25% per annum on September 20, 2016 in accordance with the 2015 Agreement (as defined in Note (7) “Financing with Sale-Leaseback”, below). On December 21, 2016, the Company made a partial payment of RMB 1,516,667 (US$227,971) out of the payment schedule of RMB 21,516,667 (US$3,234,179) due on December 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $138,682 on the overdue amount RMB 20,000,000 (US$2,898,845), at a rate of 18.25% per annum on December 21, 2016 in accordance with the 2015 Agreement. The Company made interest payment due according to the modified schedule, as well as a payment of interest $265,350 on the overdue amount RMB 40,000,000 (US$5,797,690), at a rate of 18.25% per annum on March 21, 2017. RMB 10,000,000 (US$1,449,422) of the overdue amount was repaid on April 18, 2017 and the remaining amount of RMB 30,000,000 (US$4,348,267) will be repaid along with the last installment of RMB 20,000,000 (US$2,898,845) on June 20, 2017.

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

(3) Restricted Cash

Restricted cash of $5,797,690 as of March 31, 2017 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank (see Note (9)). The restriction will be lifted upon the maturity of the notes payable on January 5, 2018.

Restricted cash of $2,162,318 as of December 31, 2016 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from these banks. The restriction has been lifted upon the maturity of the notes payable on February 1, 2017.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Raw Materials
Recycled paper board	$5,803,012	$3,337,649
Recycled scrap binding margin	390,863	547,803
Coal & gas	270,899	242,307
Base paper and other raw materials	242,048	265,464
	6,706,822	4,393,223
Finished Goods	1,307,026	1,238,807
Totals	$8,013,848	$5,632,030

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Advance to supplier	$4,089,025	$-
Prepayment for purchase of materials	4,348	4,325
Prepaid land lease	304,379	432,464
Others	8,240	19,103
	$4,405,992	$455,892

(6) Property, plant and equipment, net

As of March 31, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2017	2016
Property, Plant, and Equipment:
Land use rights	$11,819,402	$11,755,168
Building and improvements	93,434,894	92,927,111
Machinery and equipment	124,615,364	123,932,336
Vehicles	593,847	590,619
Construction in progress	30,280,703	25,084,416
Totals	260,744,210	254,289,650
Less: accumulated depreciation and amortization	(70,619,129)	(66,599,770)
Property, Plant and Equipment, net	$190,125,081	$187,689,880

As of March 31, 2017 and December 31, 2016, land use rights represented two parcel of state-owned lands located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$22 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$22 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,246) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company as of March 31, 2017 and December 31, 2016. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain would be amortized by the Company during the lease term and would be used to offset the depreciation of the Leased Equipment. See “Financing with Sale-Leaseback” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

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

The capital lease asset cost were $24,461,881 and $24,328,940 as of March 31, 2017 and December 31, 2016, respectively. The depreciation of Leased Equipment began in July 2013 and was included with the depreciation expense of the Company’s own assets in the consolidated statement of income. During the three months ended March 31, 2017 and 2016, depreciation of Leased Equipment were $395,034 and $416,751, respectively. The accumulated depreciation of the leased asset were $5,697,089 and $5,274,471 as of March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, the gain realized on sale-leaseback transaction were $51,557 and $54,391, respectively. The gain realized was recorded in cost of sales as a reduction of depreciation expenses. The unamortized deferred gains on sale-lease back are $51,395 and $102,232 as of March 31, 2017 and December 31, 2016, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County industrial park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in 2017. For the three months ended March 31, 2017 and 2016, the amount of interest capitalized is $5,164 and $17,054, respectively.

As of March 31, 2017 and December 31, 2016, certain property, plant and equipment of Orient Paper HB with net values of $9,294,394 and $9,813,294, respectively, have been pledged pursuant to a long-term loan from credit union of Orient Paper HB. In addition, land use right with net values of $6,199,902 and $6,200,401 as of March 31, 2017 and December 31, 2016 was pledged for the sale-leaseback financing. See “Financing with Sale-Leaseback” under Note (7), Loans Payable, for details of the transaction and asset collaterals. In addition, another land use right with net values of $4,910,399 and $nil as of March 31, 2017 and December 31, 2016 was pledged for the bank loan from Bank of Cangzhou. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

As of March 31, 2017 and December 31, 2016, essentially all production equipment of Orient Paper Shengde with net value of $23,166,578 and $23,654,125 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease.

Depreciation and amortization of property, plant and equipment was $3,615,359 and $4,167,672 for the three months ended March 31, 2017 and 2016, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Loans Payable

Short-term bank loans

		March 31,	December 31,
		2017	2016
Bank of Hebei	(a)	$2,174,134	$2,162,318
Industrial & Commercial Bank of China (“ICBC”) Loan 1	(b)	2,898,845	2,883,091
Bank of Cangzhou	(c)	5,797,690	-
ICBC Loan 2	(d)	4,058,382	-
Total short-term bank loans		$14,929,051	$5,045,409

(a)

On July 8, 2016, the Company entered into a working capital loan agreement with the Bank of Hebei, with a balance of $2,174,134 as of March 31, 2017 and $2,162,318 as of December 31, 2016, respectively. The loan bears a fixed interest rate of 5.22% per annum. The loan will be due on July 8, 2017. The working capital loan is guaranteed by the Company’s CEO and his wife, as well as Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(b)	On September 13, 2016, the Company entered into a working capital loan agreement with ICBC, with a balance of $2,898,845 as of March 31, 2017 and $2,883,091 as of December 31, 2016, respectively. The loan bears a fixed interest rate of 4.5675% per annum. The loan will be due on October 19, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank.

(c)	On December 5, 2016, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was drawn on January 3, 2017, with a balance of $5,797,690 as of March 31, 2017. The loan bears a fixed interest rate of 6.09% per annum. The loan will be due on January 3, 2018. The working capital loan is secured by the Company’s land use right and guaranteed by Orient Paper Shengde with its production equipment as collateral for the benefit of the bank.

(d)	On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,058,382 as of March 31, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan will be due on January 17, 2018.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2017, there were guaranteed short-term borrowings of $ $14,929,051 and unsecured bank loans of $nil. As of December 31, 2016, there were guaranteed short-term borrowings of $5,045,409 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2017 and 2016 were approximately 5.28% and 8.79%, respectively.

Long-term loans from credit union

As of March 31, 2017 and December 31, 2016, loans payable to Rural Credit Union of Xushui County, amounted to $4,870,059 and $4,843,592, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $181,178, of which $94,212 was paid ahead of its original repayment schedule as of March 31, 2017. As of March 31, 2017 and December 31, 2016, total outstanding loan balance was $1,246,503 and $1,239,729 respectively, which is presented as non-current liabilities in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $9,294,394 and $9,813,294 as of March 31, 2017 and December 31, 2016, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $188,425, of which $86,965 was paid ahead of its original repayment schedule as of March 31, 2017. As of March 31, 2017 and December 31, 2016, the total outstanding loan balance was $3,623,556 and $3,603,863 respectively, which is presented as non-current liabilities in the condensed consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2017 and 2016 were $262,779 and $406,717, respectively.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd ("CNFTFL") on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$22 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for RMB 150 million (approximately US$22 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,174) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment are included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into the to amend and restate the Lease Financing Agreement entered into in 2013 (the “2015 Agreement”). The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. On June 21, 2016, Orient Paper HB only made a partial payment of RMB 2,300,000 (US$345,714) out of the payment schedule of RMB 22,300,000 (US$3,351,922) due on June 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $140,206 on the overdue amount of RMB 20,000,000 (US$2,898,845), at a rate of 18.25% per annum on September 20, 2016 in accordance with the 2015 Agreement. On December 21, 2016, Orient Paper HB made a partial payment of RMB 1,516,667 (US$227,971) out of the payment schedule of RMB 21,516,667 (US$3,234,179) due on December 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $138,682 on the overdue amount of RMB 20,000,000 (US$2,898,845), at a rate of 18.25% per annum on December 21, 2016 in accordance with the 2015 Agreement. The Company made interest payment due according to the modified schedule, as well as a payment of interest $265,350 on the overdue amount RMB 40,000,000 (US$5,797,690), at a rate of 18.25% per annum on March 21, 2017. RMB 10,000,000 (US$1,449,422) of the overdue amount was repaid on April 18, 2017 and the remaining portion will be repaid along with the last installment on June 20, 2017. Until then, Orient Paper HB will continue to accrue interest at a rate of 18.25% per annum for the overdue portion and 15% per annum for the remaining portion in accordance with the 2015 Agreement.

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially) and the present balance of the obligation, which is approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease were nil as of March 31, 2017 and December 31, 2016, and its current portion in the amount of $8,771,127 and $8,786,528, respectively. Included in the current portion, balance of RMB 40,000,000 (US$5,797,690) was overdue as of March 31, 2017.

Total interest expenses for the sale-leaseback arrangement for the three months ended March 31, 2017 and 2016 were $310,785 and $150,033, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is amortized over the lease term and as an offset to depreciation of the Leased Equipment. In term of the extension of the new payment schedule, the deferred gain is amortized over the remaining lease term up to June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right in the amount of approximately $6,199,902 on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and to pledge all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $23,166,578 and $23,654,125 as of March 31, 2017 and December 31, 2016, respectively.

The future minimum lease payments of the capital lease as of March 31, 2017 were as follows:

March 31,	Amount
2017	$8,916,363
Less: unearned discount	(145,236)
8,771,127
Less: current portion of obligation under capital lease, net	(8,771,127)
$-

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Related Party Transactions

The Company’s CEO has loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $371,536 of interest is still outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2017.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,696,534 and $8,649,272 as of March 31, 2017 and December 31, 2016, to Orient Paper HB for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on December 2, 2020. As of March 31, 2017, the outstanding loan balance was $2,898,845 and the accrued interest was $75,008, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $17,393,069 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,348,267 was drawn from the facility, which carried an interest rate of 5.25%. On October 14, 2016 an unsecured amount of $2,898,845 was drawn from the facility, which carried an interest rate of 4.35%. The loan matures on July 12, 2018. As of March 31, 2017 and December 31, 2016, the outstanding loan balance were $7,247,112 and $7,207,727, respectively and the accrued interest was $183,442 and $104,062, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2017 and December 31, 2016, total amount of loans due to Mr. Zhenyong Liu were $10,145,957 and $10,090,817, respectively. The interest expenses incurred for such related party loans are $110,684 and $181,193 for the three months ended March 31, 2017 and 2016, respectively. On April 20, 2017, the Company’s CEO agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owe to Mr. Zhenyong Liu was approximately $629,986 and $516,825 as of March 31, 2017 and December 31, 2016, respectively, which was recorded in other payables and accrued liabilities (see Note (10) below) as part of the current liabilities.

During the three months ended March 31, 2017 and 2016, the Company borrowed $nil and $14,000, respectively, from shareholders to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by the end of the period.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $144,942 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement.

On April 20, 2017, Hebei Fangsheng agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owed to Hebei Fangsheng was approximately $93,418 and $56,872, which was recorded as part of the current liabilities as of March 31, 2017 and December 31, 2016, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Notes payable

As of March 31, 2017, the Company had bank acceptance notes of $5,797,690 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $5,797,690 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. The acceptance notes will become due and payable on January 5, 2018.

As of December 31, 2016, the Company had bank acceptance notes of $2,162,318 from the Bank of Hebei to one of its major suppliers for settling purchases of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $2,162,318 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. The acceptance note was repaid in February 2017.

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2017	2016
Accrued electricity	$259,402	$335,169
Value-added tax payable	69,207	1,080,055
Accrued interest to a related party	629,986	516,825
Payable for purchase of equipment	46,961	223,143
Accrued commission to salesmen	17,356	160,014
Others	13,055	109,572
Totals	$1,035,967	$2,424,778

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Common Stock

Issuance of common stock to investors

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock (the “Offering”). Each share of common stock and accompanying warrant was sold at a price of $1.60. Please refer to Note (12), Stock Warrants, for details.

Issuance of common stock pursuant to the 2012 Incentive Stock Plan and 2015 Omnibus Equity Incentive

On January 12, 2016, the Company granted an aggregate of 1,133,916 shares of common stock under its compensatory incentive plans to nine officers, directors and employees of and a consultant when the stock was at $1.25 per share, as compensation for their services in the past years, of which 168,416 shares of common stock were granted under the 2012 Incentive Stock Plan and 965,500 shares were granted under the 2015 Omnibus Equity Incentive. Please see Note (15), Stock Incentive Plans for more details. Total fair value of the stock was calculated at $1,417,395 as of the date of grant.

(12) Stock warrants

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock warrant activities is as below:

Three months ended March 31, 2017
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

No warrants were issued, exercised, cancelled or expired during the three months ended March 31, 2017. As of March 31, 2017, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the three months ended March 31, 2016. As of December 31, 2016, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

(13 Earnings (Loss) Per Share

For the three months ended March 31, 2017 and 2016, basic and diluted net income (loss) per share are calculated as follows:

	Three Months Ended March 31,
	2017	2016
Basic income (loss) per share
Net income (loss) for the period - numerator	$1,707,869	$(1,373,896)
Weighted average common stock outstanding - denominator	21,450,316	21,311,726
Net income (loss) per share	$0.08	$(0.06)

Diluted income(loss) per share
Net income (loss) for the period- numerator	$1,707,869	$(1,373,896)
Weighted average common stock outstanding - denominator	21,450,316	21,311,726
Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,450,316	21,311,726
Diluted income (loss) per share	$0.08	$(0.06)

For the three months ended March 31, 2017 and 2016, 820,312 warrants shares are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the period ended March 31, 2017 were lower than the warrants exercise price. For the three months ended March 31, 2017, there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Provision for Income Taxes
Current Tax Provision PRC	$1,121,421	$636,266
Deferred Tax Provision PRC	(578,139)	(532,839)
Total Provision for Income Taxes	$543,282	$103,427

During the three months ended March 31, 2017 and 2016, the effective income tax rate was estimated by the Company to be 24.13% and -8.14%, respectively.

The following table reconciles the PRC statutory rates to the Company's effective tax rate for:

	Three Months Ended March 31,
	2017	2016
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	0.5	11.7
Effect of expenses not deductible for PRC tax purposes	0.4	(0.6)
Change in valuation allowance	(1.8)	(44.2)
Effective income tax rate	24.1%	(8.1)%

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2017 and December 31, 2016, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three months ended March 31, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(15) Stock Incentive Plans

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

(16) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,393 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $521,792 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (9) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $144,942 (RMB 1,000,000), for a total term of up to five years.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

March 31,	Amount
2018	684,127
2019	587,499
2020	539,185
2021	539,185
2022	539,185
Thereafter	2,822,025
Total operating lease payments	$5,711,206

Capital commitment

As of March 31, 2017, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $8,991,359 and $13,921,168 as of March 31, 2017 and December 31, 2016, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company agreed with a third party to guarantee certain obligations of the third party, and as of March 31, 2017 and December 31, 2016, the Company guaranteed the third party’s long-term loan from financial institutions amounting to $8,116,765 (RMB56,000,000) and $8,072,654 (RMB56,000,000) that matured at various times in 2018. In most cases, the Company cannot estimate the potential amount of future payments under these guarantees until events arise that would result in a liability under the guarantees. The Company believes that payment under this guarantee is not probable.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2017
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$25,289,659	$-	$-	$-	$25,289,659
Gross profit	5,653,920	-	-	-	5,653,920
Depreciation and amortization	3,391,288	224,071	-	-	3,615,359
Interest income	(17,709)	(236)	-	-	(17,945)
Interest expense	679,084	-	-	-	679,084
Income tax expense(benefit)	687,570	(144,288)	-	-	543,282
Net income (loss)	2,022,614	(97,623)	(217,122)	-	1,707,869
Total Assets	194,630,398	28,288,619	712	-	222,919,729

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2016
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$27,601,565	$312,768	$-	$-	$27,914,333
Gross profit (loss)	4,009,947	(244,063)	-	-	3,765,884
Depreciation and amortization	3,930,916	236,756	-	-	4,167,672
Interest income	30,546	241	-	-	30,787
Interest expense	720,889	-	-	-	720,889
Income tax expense(benefit)	160,974	(57,547)	-	-	103,427
Net Income (loss)	473,779	(197,821)	(1,649,854)	-	(1,373,896)

	As of December 31, 2016
	Orient Paper HB	Orient Paper Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total assets	$179,689,131	28,687,027	1,460	-	208,377,618

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2017 and 2016, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2017, the Company had three major suppliers accounted for 52%, 16% and 14% of total purchases. For the three months ended March 31, 2016, the Company had three major suppliers which primarily accounted for 65% 14% and 7% of the total purchases.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of March 31, 2017 and December 31, 2016. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$72,471) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2017 and December 31, 2016, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB70,042,011 (US$10,152,046) as of March 31, 2017.

(20) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(21) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net), which is effective upon adoption of ASU 2014-09. This ASU clarifies the implementation guidance in ASU 2014-09 on principal versus agent considerations. These ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. “The Company will adopt ASU 2014-09, and its related clarifying ASUs, as of January 1, 2018. The Company is continuing to assess the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls. While the assessment process is ongoing, the Company anticipates adopting the standard using the modified retrospective transition approach. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. We do not expect the adoption of these ASUs to have a material impact on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that are required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our condensed consolidated financial statements.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification in ASU 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guidelines on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-15 on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-18 on our condensed consolidated financial statements. The Company had $5,797,690 and $2,162,318 of restricted cash as of March 31, 2017 and December 31, 2016, respectively.

(22) Subsequent Event

On April 18, 2017, the Company repaid RMB 10,000,000 (US$1,449,422) of the overdue amount of the Lease Financing Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2017 and 2016 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue for the three months ended March 31, 2017 was $25,289,659, a decrease of $2,624,674, or 9.4%, from $27,914,333 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended March 31, 2017 was $25,289,659, a decrease of $2,311,906, or 8.38%, from $27,601,565 for the first quarter of 2016. The decrease was primarily due to the decrease in sales of offset printing paper, Light-Weight CMP and tissue paper products.

Total offset printing paper, CMP and tissue paper products sold during the three months ended March 31, 2017 amounted to 58,129 tonnes, a decrease of 12,023 tonnes, or 17.14%, compared to 70,152 tonnes sold in the comparable period in the previous year. This was mainly due to the decrease in quantity sold of offset printing paper, Light-Weight CMP and tissue paper products. Due to heavy haze in Northern China, the Chinese government has temporarily restricted our production volume since November 2016. We decreased the production volume of offset printing paper, Light-Weight CMP and tissue paper products and sales of these products were decreased in the first quarter of 2017 accordingly. The changes in revenue dollar amount and in quantity sold for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended March 31,		Three Months Ended March 31,				Percentage
	2017		2016		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	47,792	$19,451,682	49,002	$15,895,723	(1,210)	$3,555,959	-2.47%	22.37%
Light-Weight CMP	5,023	$2,209,871	8,998	$2,976,486	(3,975)	$(766,615)	-44.18%	-25.76%
Total CMP	52,815	$21,661,553	58,000	$18,872,209	(5,185)	$2,789,344	-8.94%	14.78%
Offset Printing Paper	4,756	$2,924,983	10,885	$7,135,015	(6,129)	$(4,210,032)	-56.31%	-59.01%
Tissue Paper Products	558	$703,123	1,267	1,594,341	(709)	$(891,218)	-55.96%	-55.90%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	58,129	$25,289,659	70,152	$27,601,565	(12,023)	$(2,311,906)	-17.14%	-8.38%

Monthly sales revenue (excluding revenue from digital photo paper and tissue paper products) for the 24 months ended March 31, 2017, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended March 31, 2016 and 2017 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended March 31, 2016	$655	$324	$331	$1258
Three Months ended March 31, 2017	$615	$407	$440	$1260
Increase (Decrease) from comparable period in the previous year	$-40	$83	$109	$2
Increase (Decrease) by percentage	-6.11%	25.62%	32.93%	0.16%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24 month period ended March 31, 2017:

Corrugating Medium Paper

Revenue from CMP amounted to $21,661,553 (85.65% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2017, representing an increase of $2,789,344, or 14.78%, from $18,872,209 for the comparable period in 2016.

We sold 52,815 tonnes of CMP in the three months ended March 31, 2017 as compared to 58,000 tonnes for the same period in 2016, representing an 8.94% decrease in quantity sold.

ASP for regular CMP increased from $324/tonne for the three months ended March 31, 2016 to $407/tonne for the three months ended March 31, 2017, representing a 25.62% increase. ASP in RMB for regular CMP for the first quarter of 2016 and 2017 was RMB2,108 and RMB2,799, respectively, representing a 32.78% increase. The quantity of regular CMP sold decreased by 1,210 tonnes, from 49,002 tonnes in the first quarter of 2016 to 47,792 tonnes in the first quarter of 2017.

ASP for light-weight CMP increased from $331/tonne for the three months ended March 31, 2016 to $440/tonne for the three months ended March 31, 2017, representing a 32.93% increase. ASP in RMB for light-weight CMP for the first quarter of 2016 and 2017 was RMB2,151 and RMB3,026, respectively, representing a 40.68% increase. The quantity of light-weight CMP sold decreased by 3,975 tonnes, from 8,998 tonnes in the first quarter of 2016, to 5,023 tonnes in the first quarter of 2017.

The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to force the closure of outdated facilities in the next few years. As outdated paper facilities being eliminated, the paper industry will witness increased competition and higher environmental protection standards. We believe that the ASPs for CMP and other packaging paper will remain relatively stable for 2017.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the first quarter of 2017 and 2016 were 53.14% and 54.45%, respectively, representing a decrease of 1.31%.

Quantities sold for regular CMP that was produced by the PM6 production line from April 2015 to March 2017 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $2,924,983 (11.57% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2017, representing a decrease of $4,210,032, or 59.01%, from $7,135,015 for the three months ended March 31, 2016. We sold 4,756 tonnes of offset printing paper in the first quarter of 2017, as compared to 10,885 tonnes in the comparable period of 2016, a decrease of 6,129 tonnes, or 56.31%, as a result of restriction of production volume. ASPs for offset printing paper for the first quarter of 2016 and 2017 were $655 and $615, respectively, representing a 6.11% decrease. ASP in RMB for offset printing paper for the first quarter of 2016 and 2017 was RMB4,274 and RMB4,230, respectively, representing a 1.03% decrease. We estimate that the regional market of offset printing paper will continue to be relatively stable and the ASP for offset printing paper will not likely experience a significant change in 2017.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from a long-term supplier and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels, that are marketed and sold under the Orient Paper brand.

Revenue from tissue paper products was $703,123 (2.78% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2017, representing a decrease of $891,218, or 55.90%, from $1,594,341 for the three months ended March 31, 2016, as a result of restriction of production volume. We sold 558 tonnes of tissue paper products in the first quarter of 2017, as compared to 1,267 tonnes in the comparable period of 2016, a decrease of 709 tonnes, or 55.96%, as a result of restriction of production volume. We expect to increase production of tissue paper products in the near future.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $nil for the three months ended March 31, 2017. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are considering renovating the line to produce more competitive products. We expect that our digital photo paper production will remain suspended for the near future.

Changes in revenue and quantities sold of our digital photo paper for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2017		March 31, 2016		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Digital Photo Paper	-	$-	174	$312,768	(174)	(312,768)	-100.00%	-100.00%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended March 31, 2017 was $19,635,739, a decrease of $3,955,879, or 16.77%, from $23,591,618 for the comparable period in 2016. This was mainly a result of (i) a decrease in cost of sales of $3,747,246 for offset printing paper, partially offset by (ii) an increase in cost of sales of $1,180,648 for regular CMP.

Cost of sales for CMP was $16,807,655 for the quarter ended March 31, 2017, as compared to $16,259,998 for the comparable period in 2016. The increase in the cost of sales of $547,657 for CMP was mainly due to the increase in cost of recycled paper board. Average cost of sales per tonne for CMP increased by 13.57%, from $280 in the first quarter of 2016 to $318 in the first quarter of 2017. The increase in average cost of sales was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in the first quarter of 2017 compared to the first quarter of 2016. Cost of sales for offset printing paper was $2,180,258 for the quarter ended March 31, 2017, as compared to $5,927,504 for the comparable period in 2016. Average cost of sales per tonne of offset printing paper decreased by 15.96%, from $545 in the three months ended March 31, 2016, to $458 during the comparable period in 2017. The decrease in average cost of sales of offset printing paper was mainly due to the introduction of recycled scrap binding margin, a new raw material, which costs less (net of applicable value added tax) than recycled white scrap paper, into the offset printing paper production in July 2016. Cost of sales for tissue paper products was $647,826 for the quarter ended March 31, 2017, as compared to $1,404,116 for the comparable period in 2016. Average cost of sales per tonne of tissue paper products increased by 4.69%, from $1,108 in the three months ended March 31, 2016, to $1,160 for the comparable period in 2017.

Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2017 and 2016 are summarized below:

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$15,113,107		$316	$13,932,459		$284	$1,180,648		$32	8.47%	11.27%
Light-Weight CMP	$1,694,548		$337	$2,327,539		$259	$(632,991)		$78	-27.20%	30.12%
Total CMP	$16,807,655		$318	$16,259,998		$280	$547,657		$38	3.37%	13.57%
Offset Printing Paper	$2,180,258		$458	$5,927,504		$545	$(3,747,246)		$(87)	-63.22%	-15.96%
Tissue Paper Products	$647,826		$1,160	1,404,116		$1,108	$(756,290)		$52	-53.86%	4.69%
Total CMP, Offset Printing Paper and Tissue Paper	$19,635,739	$	n/a	$23,591,618	$	n/a	$(3,955,879)	$	n/a	-16.77%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended March 31, 2017 was RMB 1,240/tonne (approximately $180/tonne) , as compared to RMB 1,077/tonne (approximately $165/tonne) for the three months ended March 31, 2016. These changes (in US dollars) represent a year-over-year increase of 9.09% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper. After the Chinese government repealed its “Operation Green Fence” policy (a strict inspection policy) in January 2015, many paper mills that had stopped using imported recycled paper started doing so again. This resulted in a decline in the price of domestic recycled paper in the first quarter of 2016. The average unit purchase costs (net of applicable value added tax) of recycled scrap binding margin was RMB 2,105/tonne (approximately $306/tonne) in the three months ended March 31, 2017.

The pricing trends of our major raw materials for the 24-month period from April 2015 to March 2017 are shown below:

Electricity and coal are our two main energy sources. The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months.  In 2016, electricity and coal accounted for approximately 8% and 4% of total sales, respectively.  The average cost per tonne of coal went up from $62.89 (RMB410) in the first quarter of 2016 to $92.9 (RMB639) in first quarter of 2017, accounting for approximately 4% of total sales in the first quarter of 2017. In order to reduce carbon emissions, we have been required to reduce coal consumption by the local government. After replacing some of the coal fired boilers with gas boilers, we started using natural gas in December 2016 and liquefied gas in February 2017, which accounted for approximately 0.7% of total sales in first quarter of 2017. The monthly energy cost (electricity coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2017 are summarized as follows:

Gross Profit

Gross profit for the three months ended March 31, 2017 was $5,653,920 (22.36% of the total revenue), representing an increase of $1,888,036, or 50.14%, from the gross profit of $3,765,884 (13.49% of the total revenue) for the three months ended March 31, 2016. The increase was mainly due to the increase in ASP of regular CMP, partially offset by the increase in unit cost of recycled paper board and the reduction in sales volume, as further described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended March 31, 2017 was $5,653,920, an increase of $1,643,973, or 41.00%, from the gross profit of $4,009,947 for the three months ended March 31, 2016. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 7.83 percentage points, from 14.53% for the three months ended March 31, 2016, to 22.36% for the three months ended March 31, 2017.

Gross profit margin for regular CMP for the three months ended March 31, 2017 was 22.30%, or 9.95 percentage points higher, as compared to gross profit margin of 12.35% for the three months ended March 31, 2016. Such increase was primarily the result of the increase in the ASP of regular CMP in the first quarter of 2017.

Gross profit margin for light-weight CMP for the three months ended March 31, 2017 was 23.32%, or 1.52 percentage points higher, as compared to gross profit margin of 21.80% for the three months ended March 31, 2016. The increase was primarily the result of the increase in light-weight CMP ASP in the first quarter of 2017.

Gross profit margin for offset printing paper was 25.46% for the three months ended March 31, 2017, an increase of 8.54 percentage points, as compared to 16.92% for the three months ended March 31, 2016.

Gross profit margin for tissue paper products for the three months ended March 31, 2017 was 7.86%, or 4.07 percentage points lower, as compared to gross profit margin of 11.93% for the three months ended March 31, 2016.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended March 31, 2017 are as follows:

Digital Photo Paper

Profit for digital photo paper for the three months ended March 31, 2017 was $nil. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are considering the renovation to produce more competitive products in the market. We expect that our digital photo paper production will remain suspended in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 were $2,782,342, a decrease of $1,563,909, or 35.98%, from $4,346,251 for the three months ended March 31, 2016. We issued 1,133,916 shares of common stock pursuant to our compensatory incentive plans that were valued at $1,417,395 in January 2016.

 Income(Loss) from Operations

Operating income for the quarter ended March 31, 2017 was $2,871,578, an increase of $3,451,945, or 594.79%, from operating loss of $580,367 for the quarter ended March 31, 2016. The increase in operating income was primarily due to the increase in gross profit and a decrease in selling, general and administrative expenses as discussed above.

Other Income and Expenses

Interest expense for the three months ended March 31, 2017 decreased by $41,805, from $720,889 in the three months March 31, 2016, to $679,084. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $38,716,194 as of March 31, 2017, as compared to $42,986,889 as of March 31, 2016. The interest incurred during the three months ended March 31, 2017 and 2016, were $5,164 and $17,054 respectively, and were capitalized as soft-cost of construction-in-progress. The interest expense capitalized in both periods was solely related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”).

Net Income (Loss)

As a result of the above, net income was $1,707,869 for the quarter ended March 31, 2017, representing an increase of $3,081,765, or 224.31%, from net loss of $1,373,896 for the quarter ended March 31, 2016.

Accounts Receivable

Net accounts receivable decreased by $765,735, or 19.66%, to $3,128,701 as of March 31, 2017, as compared with $3,894,436 as of December 31, 2016. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 83.69% of total value of inventory as of March 31, 2017) and finished goods. As of March 31, 2017, the recorded value of inventory increased by 42.29% to $8,013,848 from $5,632,030 as of December 31, 2016. As of March 31, 2017, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $5,803,012, approximately $2,465,363, or 73.87%, higher than the balance as of December 31, 2016. As a result of the restricted production volume mentioned above and the rising price of recycled paper board during November and December 2016, we reduced the inventory level of recycled paper board at the end of 2016 and brought our inventory back to normal levels in the first quarter.

A summary of changes in major inventory items is as follows:

	March 31,	December 31,	$	%
	2017	2016	Change	Change
Raw Materials
Recycled paper board	$5,803,012	$3,337,649	2,465,363	73.87%
Recycled scrap binding margin	390,863	547,803	-156,940	-28.65%
Tissue base paper	67,564	87,641	-20,077	-22.91%
Coal & gas	270,899	242,307	28,592	11.80%
Digital photo base paper and other raw materials	174,484	177,823	-3,339	-1.88%
Total Raw Materials	6,706,822	4,393,223	2,313,599	52.66%

Finished Goods	1,307,026	1,238,807	68,219	5.51%
Totals	$8,013,848	$5,632,030	2,381,818	42.29%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $6,291,725 as of March 31, 2017, an increase of 3,569,455, or 131.12%, from $2,722,270 as of December 31, 2016. Accounts payable was $494,035 and $559,952 as of March 31, 2017 and December 31, 2016, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei and Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou and Bank of Hebei were $5,797,690 and $2,162,318 as of March 31, 2017 and December 31, 2016, respectively. We have paid off bank acceptance notes of $2,174,134 in February 2017. We also acquired additional bank acceptance notes of $5,797,690 from Bank of Cangzhou in January 2017, which we expect to pay off upon maturity on January 5, 2018.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had a net working capital deficit of $6,438,491, an increase of $330,222, from the net working capital deficit of $6,108,269 at December 31, 2016. Total current assets as of March 31, 2017 amounted to $25,994,280. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $5,797,690 was included in our current assets as of March 31, 2017. Restricted cash is deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank. The acceptance notes are due and payable on January 5, 2018, and the Company anticipates renewing such notes upon the maturity on substantially similar terms.

Our current liabilities increased after we raised new short-term borrowings from ICBC and Bank of Cangzhou during the three months ended March 31, 2017. Current liabilities as of March 31, 2017 totaled $32,432,771, an increase of $11,847,180, from the December 31, 2016 balance of $20,585,591. Our current liabilities included the current portion of the capital lease payable in the amount of $8,771,127. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $5,797,690 as of March 31, 2017, representing an increase of $3,635,372, or 168.12%, from $2,162,318 as of December 31, 2016. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require quarterly interest payments, with one large balloon payment upon maturity. We entered into a three-year sale-leaseback financing agreement with CNFTFL on June 16, 2013, which provides for a three-year full amortization schedule with periodic principal payments every six months. Essentially all proceeds of the sale-leaseback were used to finance the construction of the Wei County tissue paper expansion project. In July 2015, we entered into a new agreement with CNFTFL, which amended and restated the 2013 CNFTFL lease financing agreement. Pursuant to the 2015 CNFTFL lease financing agreement, we are required to make interest payments every quarter and principal payments every six months until June 21, 2017. These payments range from approximately $0.1 million to approximately $3.5 million (see “Financing with Sale-Leaseback” below for more details.).

Efforts to Mitigate the Net Working Capital Deficit

Amount due to a related party included in current liabilities was $93,418 as of March 31,2017, which is the rent payable due to a related party (see “Relocation of Facilities and Sale of Headquarters Compound Real Properties” below), and accrued interest payable of $629,986, which was included in other payables and accrued liabilities. Excluding the related party payables, the net working capital deficit as of March 31, 2017 was $5,715,087.

On December 10, 2014, the Company entered an agreement with the Company’s Chairman and Chief Executive Officer (“CEO”), Mr. Zhenyong Liu, to loan $8,696,534 to the Company for working capital purpose with an annual interest rate based on the People’s Bank of China at of the time of receipt and was set at 5.25% per annum. In June 2016, the Company repaid $6,012,416 to Mr .Zhenyong Liu, together with the interest of $288,596 for the year. As of March 31, 2017, the outstanding loan balance was $2,898,845 and the accrued interest under this agreement was approximately $75,008.

On March 1, 2015, the Company entered an agreement with its Chairman and Chief Executive Officer (“CEO”) Mr. Zhenyong Liu, which allows Orient Paper HB to borrow from the CEO up to $17,393,069 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due in three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of March 31, 2017, $7,247,112 was drawn from the facility and the accrued interest under this agreement was approximately $183,442.

On December 31, 2015, the Company paid off a loan of $2,249,279 from Mr. Zhenyong Liu, together with the interest of $391,374 through year 2013 to 2015. There is still approximately $371,536 of interest due to Mr. Zhenyong Liu under this loan.

On April 20, 2017, our CEO agreed to permit the Company to continue to postpone the repayment of the accrued interest on his loans to the Company and Orient Paper HB (as described under Note 9 to the Company’s financial statements included in this report) until the Company is able to pay its other creditors in its normal course of business. The accrued interest owned to Mr. Zhenyong Liu was approximately $629,986, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2017.

On April 20, 2017, Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owed to Hebei Fangsheng was approximately $93,418, which was recorded as due to a related party as part of the current liabilities as of March 31, 2017.

Our loan-to-equity ratio was 22.07% as of March 31, 2017. Our debt-asset ratio was 21.31% as of March 31, 2017. The industry average of debt-asset ratios in China for 2015 was 42%, according to the latest industry report in 2016 provided by China Industry Intelligence Center at wenku.baidu.com. As long as we are able to manage our short-term liquidity, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to obtain capital for future growth.

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

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$22 million). Pursuant to the Lease Financing Agreement, Orient Paper HB sold some equipment to CNFTFL for RMB 150 million (approximately US$22 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,174) to CNFTFL to buy back all of the Leased Equipment. The sale-leaseback is treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the leased equipment is included as part of the property, plant and equipment of the Company for the periods presented; the net present value of the minimum lease payments (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and these payments incur interest at CNFTFL’s implicit interest rate of 6.15% per annum. At the inception of the lease on June 16, 2013, the net present value of the minimum lease payments were stated at $25,750,170.

Orient Paper HB made all payments due according to the Lease Financing Agreement prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with CNFTFL regarding a modified payment schedule for the remaining obligations. During the course of negotiations, Orient Paper HB continued to make interest payments due (as well as a payment of a liquidated damage of approximately $9,200 on December 26, 2014). No remedial measures were taken by CNFTFL or its parent company. On May 19, 2015 and June 15, 2015, the Company made payments to CNFTFL of RMB 5,000,000 (approximately $0.8 million) and RMB 20,000,000 (approximately $3 million), respectively. On July 1, 2015, Orient Paper HB, Shijiazhuang Office of China Orient Asset Management Corporation (“China Orient”), the parent and assignee of the rights of CNFTFL, and some guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”) to amend and restate the Lease Financing Agreement. The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which was due on July 31, 2015. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. On June 21, 2016, Orient Paper HB only made a partial payment of RMB 2,300,000 (US$345,714) out of the amount of RMB 22,300,000 (US$3,351,922) due on June 20, 2016. China Orient has not accordingly taken any remedial measures under the 2015 Agreement. The Company made interest payment due according to the modified schedule, as well as a payment of interest $140,206 on the overdue amount RMB 20,000,000 (US$2,898,845), at a rate of 18.25% per annum on September 20, 2016 in accordance with the 2015 Agreement. On December 21, 2016, the Company only made a partial payment of RMB 1,516,667 (US$227,971) out of the payment schedule of RMB 21,516,667 (US$3,234,179) due on December 20, 2016. The Company made interest payment due according to the modified schedule, as well as a payment of interest $138,682 on the overdue amount RMB 20,000,000 (US$2,898,845), at a rate of 18.25% per annum on December 21, 2016 in accordance with the 2015 Agreement. The Company made interest payment due according to the modified schedule, as well as a payment of interest $265,350 on the overdue amount RMB 40,000,000 (US$5,797,690), at a rate of 18.25% per annum on March 21, 2017. RMB 10,000,000 (US$1,449,422) of the overdue amount was repaid on April 18, 2017 and the remaining portion is expected to be repaid along with the last installment on June 20, 2017. Until then, Orient Paper HB continues to accrue interest at a rate of 18.25% per annum for the overdue portion and 15% per annum for the remaining portion in accordance with the 2015 Agreement.

In accordance with ASC 840-30-35, the present balances of the capital lease assets and obligations under capital lease were adjusted by an amount equal to the difference between the present value of the future minimum lease payments under the revised agreement (computed using the interest rate used to recognize the lease initially) and the present balance of the obligation, which was approximately $1,617,574 at the date of the 2015 Agreement. The balance of the long-term obligations under capital lease was $nil as of March 31, 2017 and December 31, 2016, net of its current portion in the amount of $8,771,127 and $8,786,528, respectively. Included in the current portion, balance of RMB 40,000,000 (approximately US$5,797,690) was overdue as of March 31, 2017.

Total interest expense for the sale-leaseback arrangement for the three months ended March 31, 2017 and 2016 were $310,785 and $150,033, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain is being amortized over the lease term and as an offset to depreciation of the leased equipment. With respect to the new payment schedule, the deferred gain is amortized over the remaining lease term through June 21, 2017.

As part of the sale-leaseback transaction, Orient Paper HB entered into a Collateral Agreement with CNFTFL and pledged the land use right, valued at approximately $6,199,902, on some 58,566 square meters of land as collateral for the lease. In addition to Orient Paper HB’s collateral, Orient Paper Shengde also entered into a Guarantee Contract with CNFTFL on June 16, 2013. Under the Guarantee Contract, Orient Paper Shengde agrees to guarantee Orient Paper HB’s performance under the lease and pledged all of its production equipment as additional collateral. The net book value of Orient Paper Shengde’s asset guarantee was $23,166,578 and $23,654,125 as of March 31, 2017 and December 31, 2016, respectively.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $144,942 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. The accrued rental owned to Hebei Fangsheng was approximately $93,418 and $56,872, which was recorded as part of the current liabilities, as of March 31, 2017 and December 31, 2016, respectively.

Capital Expenditure Commitment as of March 31, 2017

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the three months ended March 31, 2017 were primarily financed by cash flows generated from bank loans. As of March 31, 2017, we had approximately $9.0 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery. These commitments are expected to be financed by cash flows generated from our business operations and loans.

Capital Expenditures

Our committed capital expenditures for the next 12 months are approximately $9.0 million, which mainly includes budgeted costs for the projects described below.

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $122 million (of which $113 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $101 million (of which $92 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $21 million (of which $21 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line would be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the fourth quarter of 2017, as we have experienced delays resulting from our inability to obtain approval for a coal burning boiler installation in the PM8 production line from the Heibei Provincial Government. According to the latest regulation announced by the Heibei Provincial Government, coal burning boilers are no longer allowed for new plants. We are seeking alternative solutions and going through necessary procedures for a re-application. The delay of completion of the PM8 production line did not have any major financial impact on our current period earnings, as we did not previously budget significant revenue or net earnings from the PM8 production line tissue paper for 2017.

The projects finished in 2016 include: three workshops, four warehouses, and packaging machinery, dividing and cutting machinery, as well as infrastructure and landscaping projects in the Wei County Industrial Park, for a total cost of $76.87 million. We plan to build a second 15,000 tonnes/year tissue paper production line (designated as PM9) at an estimated cost of $7.8 million after the PM8 production line is put into production.

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

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2017 was $4,648,049, an increase of $2,315,403, from $2,332,646 as of December 31, 2016. The increase of cash and cash equivalents for the three months ended March 31, 2017 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $1,362,613 for the three months ended March 31, 2017. The balance represented an increase of cash of $1,848,592, or 380.39%, from -$485,979 provided for the three months ended March 31, 2016. Net income for the three months ended March 31, 2017 was $1,707,869, representing an increase of $3,081,765, or 224.31%, from a net loss of $1,373,896 for the three months ended March 31, 2016. Changes in various asset and liability account balances throughout the three months ended March 31, 2017 also contributed to the net change in cash from operating activities in three months ended March 31, 2017. Chief among such changes is the decrease of accounts receivable in the amount of $805,599 during the three months of 2017 and the increase of notes payable in the amount of $3,634,936. There was also an increase of $2,358,426 in the ending inventory balance as of March 31, 2017 (a decrease to net cash for the three months ended March 31, 2017 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $3,615,359. The Company also had a net increase of $3,939,630 in prepayment and other current assets (a decrease to net cash) and a net decrease of $1,064,976 in other payables and accrued liabilities and due to a related party (a decrease to net cash), as well as an decrease in income tax payable of $345,594 (a decrease to net cash) during the three months ended March 31, 2017.

ii. Net cash used in investing activities

We incurred $5,258,905 in net cash expenditures for investing activities during the three months of 2017, as compared to $428,842 for the same period of 2016. Expenditures in the three months ended March 31, 2017 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $6,188,477 for the three months ended March 31, 2017, as compared to net cash used in financing activities in the amount of $1,887,182 for the three months ended March 31, 2016. The increase was mainly attributable to (i) proceeds from bank loans during the three months ended March 31, 2017, and (ii) cash outflow from the increase of restricted deposits upon additions of notes payables to Bank of Cangzhou.

Short-term bank loans

		March 31,	December 31,
		2017	2016
Bank of Hebei	(a)	$2,174,134	$2,162,318
ICBC Loan 1	(b)	2,898,845	2,883,091
Bank of Cangzhou	(c)	5,797,690	-
ICBC Loan 2	(d)	4,058,382	-
Total short-term bank loans		$14,929,051	$5,045,409

(a)	On July 8, 2016, the Company entered into a working capital loan agreement with the Bank of Hebei, with a balance of $2,174,134 as of March 31, 2017 and $2,162,318 as of December 31, 2016, respectively. The loan bears a fixed interest rate of 5.22% per annum. The loan will be due on July 8, 2017. The working capital loan is guaranteed by the Company’s CEO and his wife, as well as Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank.

(b)	On September 13, 2016, the Company entered into a working capital loan agreement with ICBC, with a balance of $2,898,845 as of March 31, 2017 and $2,883,091 as of December 31, 2016, respectively. The loan bears a fixed interest rate of 4.5675% per annum. The loan will be due on October 19, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank.

(c)	On December 5, 2016, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was drawn on January 3, 2017, with a balance of $5,797,690 as of March 31, 2017. The loan bears a fixed interest rate of 6.09% per annum. The loan will be due on January 3, 2018. The working capital loan is secured by the Company’s land use right and guaranteed by Orient Paper Shengde with its production equipment as collateral for the benefit of the bank.

(d)	On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,058,382 as of March 31, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan will be due on January 17, 2018.

As of March 31, 2017, there were guaranteed short-term borrowings of $14,929,051 and unsecured bank loans of $nil. As of December 31, 2016, there were guaranteed short-term borrowings of $5,045,409 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2017 and 2016 were approximately 5.28% and 8.79%, respectively.

Long-term loans from credit union

As of March 31, 2017 and December 31, 2016, loans payable to Rural Credit Union of Xushui County, amounted to $4,870,059 and $4,843,592, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $181,178, of which $94,212 was paid ahead of its original repayment schedule. As of March 31, 2017 and December 31, 2016, total outstanding loan balance was $1,246,503 and $1,239,729 respectively, which is presented as non-current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $9,294,394 and $9,813,294 as of March 31, 2017 and December 31, 2016, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $188,425, of which $86,965 was paid ahead of its original repayment schedule. As of March 31, 2017 and December 31, 2016, the total outstanding loan balance was $3,623,556 and $3,603,863 respectively, which is presented as non-current liabilities in the consolidated balance sheet.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March, 2017 and 2016 were $262,779 and $406,717, respectively.

Shareholder Loans

Mr. Zhenyong Liu has loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. Approximately $371,536 of interest is still outstanding and is recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2017.

On December 10, 2014, the CEO provided an unsecured loan to the Company of $8,696,534 (RMB 60,000,000), for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The loan is due on December 10, 2017. During the year ended December 31, 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with the interest of $288,596. Mr. Zhenyong Liu agreed to extend the loan for further 3 years and the remaining balance will be due on December 2, 2020. As of March 31, 2017, the outstanding loan balance was $2,898,845 and the accrued interest was $75,008, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO an amount up to $17,393,069 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,348,267 was drawn from the facility, which carried an interest at an annual rate of 5.25%. The loan matures on July 12, 2018. On October 14, 2016 an unsecured amount of $2,898,845 was drawn from the facility, which carried an interest rate of 4.35% per annum. The loan matures on July 12, 2018. As of March 31, 2017 and December 31, 2016, the outstanding loan balance were $7,247,112 and $7,207,727, respectively, and the accrued interest was $183,442 and $104,062, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2017 and December 31, 2016 total amount of loans due to the CEO were $10,145,957 and $10,090,817, respectively. The interest expense incurred for such related party loans are $110,684 and $181,193 for the three months ended March 31, 2017 and 2016, respectively. On April 20, 2017, the CEO agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company's quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owe to the CEO was approximately $629,986 and $516,825, as of March 31, 2017 and December 31, 2016, respectively, which was recorded in other payables and accrued liabilities.

During the three months ended March 31, 2017 and December 31, 2016, the Company borrowed $nil and $14,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by March 31, 2017.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2017 and 2016, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2017 and December 31, 2016 to translate the Chinese RMB to the U.S. Dollars are 6.8993:1 and 6.9370:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.8777:1, and 6.6529:1 for the three months ended March 31, 2017 and 2016, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for a third party for its long-term bank loans in an amount of $8,116,765 (RMB56,000,000), which matures at various times in 2018. The third party is one of our major suppliers. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. Except as aforesaid, we have no material off-balance sheet transactions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net), which is effective upon adoption of ASU 2014-09. This ASU clarifies the implementation guidance in ASU 2014-09 on principal versus agent considerations. These ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. “The Company will adopt ASU 2014-09, and its related clarifying ASUs, as of January 1, 2018. The Company is continuing to assess the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls. While the assessment process is ongoing, the Company anticipates adopting the standard using the modified retrospective transition approach. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. We do not expect the adoption of these ASUs to have a material impact on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that are required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification in ASU 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guidelines on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-15 on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-18 on our condensed consolidated financial statements. The Company had $5,797,690 and $2,162,318 of restricted cash as of March 31, 2017 and December 31, 2016, respectively.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2017.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended March 31, 2017, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2016 Annual Report on Form 10-K.

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

ORIENT PAPER, INC.

Date: May 10, 2017	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)

