Form 10-Q
period 2017-09-30
Orient Paper Inc.
filed 2017-11-09
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  ☐   No   ☒

Number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 9, 2017: 21,450,316.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6,505,284	$2,332,646
Restricted cash	6,026,910	2,162,318
Accounts receivable (net of allowance for doubtful accounts of $2,672 and $79,478 as of September 30, 2017 and December 31, 2016, respectively)	130,928	3,894,436
Inventories	9,603,313	5,632,030
Prepayments and other current assets	55,899	455,892

Total current assets	22,322,334	14,477,322

Property, plant, and equipment, net	190,744,883	187,689,880
Value-added tax recoverable	3,015,460	2,945,575
Deferred tax asset non-current	5,494,443	3,264,841

Total Assets	$221,577,120	$208,377,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$10,245,747	$5,045,409
Current portion of long-term loans from credit union	3,857,222	-
Current obligations under capital lease	-	8,786,528
Accounts payable	11,020	559,952
Advance from customers	-	28,831
Notes payable	6,026,910	2,162,318
Due to a related party	21,775	56,872
Accrued payroll and employee benefits	342,492	209,936
Other payables and accrued liabilities	1,561,476	2,424,778
Income taxes payable	1,260,633	1,310,967

Total current liabilities	23,327,275	20,585,591

Loans from credit union	3,616,146	4,843,592
Loans from a related party	10,547,093	10,090,817
Deferred gain on sale-leaseback	-	102,232

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $35,075,274 and $35,618,995 as of September 30, 2017 and December 31, 2016, respectively)	37,490,514	35,622,232

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 21,450,316 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	21,450	21,450
Additional paid-in capital	50,635,243	50,635,243
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	2,593,708	(5,441,391)
Retained earnings	124,755,631	121,459,510

Total stockholders’ equity	184,086,606	172,755,386

Total Liabilities and Stockholders’ Equity	$221,577,120	$208,377,618

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$33,507,053	$37,462,066	$81,584,395	$103,368,291

Cost of sales	(26,285,765)	(30,131,223)	(65,244,521)	(85,381,810)

Gross Profit	7,221,288	7,330,843	16,339,874	17,986,481

Selling, general and administrative expenses	(2,848,699)	(2,599,698)	(8,319,590)	(9,641,408)
Loss from disposal of property, plant and equipment	(1,653,039)	-	(1,665,140)	(25,774)

Income from Operations	2,719,550	4,731,145	6,355,144	8,319,299

Other Income (Expense):
Interest income	5,503	14,832	29,259	95,226
Subsidy income	410	-	41,223	-
Interest expense	(647,963)	(677,576)	(2,023,577)	(2,094,448)

Income before Income Taxes	2,077,500	4,068,401	4,402,049	6,320,077

Provision for Income Taxes	(505,165)	(1,033,859)	(1,105,928)	(2,077,826)

Net Income	1,572,335	3,034,542	3,296,121	4,242,251

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	3,790,338	(1,263,906)	8,035,099	(5,009,467)

Total Comprehensive Income (Loss)	$5,362,673	$1,770,636	$11,331,220	$(767,216)

Earnings Per Share:

Basic and Diluted Earnings per Share	$0.07	$0.14	$0.15	$0.20

Outstanding – Basic and Diluted	21,450,316	21,450,316	21,450,316	21,404,627

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities:
Net income	$3,296,121	$4,242,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,928,502	11,668,976
Loss from disposal of property, plant and equipment	1,665,140	25,774
(Recovery from) Allowance for bad debts	(78,562)	20,833
Share-based compensation expenses	-	1,417,395
Deferred tax	(2,034,373)	(1,515,689)
Changes in operating assets and liabilities:
Accounts receivable	3,928,087	(1,041,625)
Prepayments and other current assets	472,847	1,708,601
Inventories	(3,631,641)	1,482,013
Accounts payable	(561,121)	1,064,764
Advance from customers	(29,446)	-
Notes payable	3,680,693	(11,392,982)
Due to a related party	(36,807)	(341,790)
Accrued payroll and employee benefits	120,250	(252,632)
Other payables and accrued liabilities	(771,027)	911,234
Income taxes payable	(107,105)	632,911
Net Cash Provided by Operating Activities	16,841,558	8,630,034

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(7,628,798)	(7,713,993)
Proceeds from sale of property, plant and equipment	58,632	39,344
Net Cash Used in Investing Activities	(7,570,166)	(7,674,649)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	14,000
Repayments of related party loans	-	(6,090,257)
Proceeds from short term bank loans	10,011,484	3,493,848
Proceeds from Rural Credit Union loans	2,355,643	-
Repayment of bank loans	(5,152,970)	(3,038,129)
Payment of capital lease obligation	(8,973,845)	(542,678)
(Increase in) Release of restricted cash	(3,680,693)	8,354,853
Net Cash (Used in) Provided by Financing Activities	(5,440,381)	2,191,637

Effect of Exchange Rate Changes on Cash and Cash Equivalents	341,627	(197,154)

Net Increase in Cash and Cash Equivalents	4,172,638	2,949,868

Cash and Cash Equivalents - Beginning of Period	2,332,646	2,641,917

Cash and Cash Equivalents - End of Period	$6,505,284	$5,591,785

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$1,359,343	$1,746,568
Cash paid for income taxes	$3,247,406	$2,960,604

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary (the “Primary Beneficiary”) of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Orient Paper HB for the three months ended September 30, 2017 and 2016 was accounted for 100% and 99.83%, respectively, of the Company’s total revenue for the same periods. The revenue of the Company generated from Orient Paper HB for the nine months ended September 30, 2017 and 2016 were 100% and 99.36%, respectively. Orient Paper HB also accounted for 86.24% and 86.23% of the total assets of the Company as of September 30, 2017 and December 31, 2016, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2017 and December 31, 2016, details of the Company’s subsidiaries and variable interest entities are as follows:

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

* Orient Paper HB is treated as a 100% controlled variable interest entity of the Company.

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Orient Paper HB in the table below. The aggregate carrying value of Orient Paper HB’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,953,938	$2,005,288
Restricted cash	6,026,910	2,162,318
Accounts receivable	130,928	3,894,435
Inventories	9,561,773	5,592,230
Prepayments and other current assets	51,229	451,349

Total current assets	19,724,778	14,105,620

Property, plant, and equipment, net	166,662,735	162,779,492
Deferred tax asset non-current	4,709,214	2,804,019

Total Assets	$191,096,727	$179,689,131

LIABILITIES

Current Liabilities
Short-term bank loans	$10,245,747	$5,045,409
Current portion of long-term loans from credit union	3,766,819	-
Current obligations under capital lease		8,786,528
Accounts payable	11,020	559,952
Advance from customers		28,831
Notes payable	6,026,910	2,162,318
Due to a related party	21,775	56,872
Accrued payroll and employee benefits	337,957	206,642
Other payables and accrued liabilities	1,561,446	2,424,751
Income taxes payable	1,260,721	1,311,051

Total current liabilities	23,232,395	20,582,354

Loans from credit union	1,295,786	4,843,592
Loans from a related party	10,547,093	10,090,817
Deferred gain on sale-leaseback	-	102,232

Total liabilities	$35,075,274	$35,618,995

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of September 30, 2017 and December 31, 2016, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

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

(3) Restricted Cash

Restricted cash of $6,026,910 as of September 30, 2017 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank (see Note (9)). The restriction will be lifted upon the maturity of the notes payable on January 5, 2018.

Restricted cash of $2,162,318 as of December 31, 2016 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from these banks. The restriction has been lifted upon the maturity of the notes payable on February 1, 2017.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Raw Materials
Recycled paper board	$6,711,977	$3,337,649
Recycled white scrap paper	838,086	-
Recycled scrap binding margin	831,968	547,803
Coal & gas	85,950	242,307
Base paper and other raw materials	222,062	265,464
	8,690,043	4,393,223
Finished Goods	913,270	1,238,807
Totals	$9,603,313	$5,632,030

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Prepaid land lease	$49,722	$432,464
Others	6,177	23,428
	$55,899	$455,892

(6) Property, plant and equipment, net

As of September 30, 2017 and December 31, 2016, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2017	2016
Property, Plant, and Equipment:
Land use rights	$12,286,700	$11,755,168
Building and improvements	97,336,831	92,927,111
Machinery and equipment	126,892,546	123,932,336
Vehicles	584,085	590,619
Construction in progress	33,797,507	25,084,416
Totals	270,897,669	254,289,650
Less: accumulated depreciation and amortization	(80,152,786)	(66,599,770)
Property, Plant and Equipment, net	$190,744,883	$187,689,880

As of September 30, 2017 and December 31, 2016, land use rights represented two parcel of state-owned lands located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$23 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$23 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,260) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback was treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment was included as part of the property, plant and equipment of the Company during the lease preiod. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain has been amortized by the Company during the lease term and used to offset the depreciation of the Leased Equipment. See ” Financing with Sale-Leaseback” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

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

On August 24, 2017, the Company made a final payment on outstanding obligations and bought back all of the Lease Equipment at nominal price according to the agreement. The lease assets were reclassified as own assets and capital lease cost were $nil and $24,328,940 as of September 30, 2017 and December 31, 2016, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County Industrial Park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in 2017. For the three months ended September 30, 2017 and 2016, the amount of interest capitalized is $nil and $10,839, respectively. For the nine months ended September 30, 2017 and 2016, the amount of interest capitalized is $9,761 and $43,786, respectively.

As of September 30, 2017 and December 31, 2016, certain property, plant and equipment of Orient Paper HB with net values of $8,579,118 and $9,813,294, respectively, have been pledged pursuant to a long-term loan from credit union of Orient Paper HB. In addition, plant and equipment of Orient Paper Shengde with net values of $15,461,557 and $nil as of September 30, 2017 and December 31, 2016 respectively, and another land use right with net values of $5,053,152 and $nil as of September 30, 2017 and December 31, 2016 were pledged for the bank loan from Bank of Cangzhou. See ” Short-term bank loans ” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,729,002 and $3,716,022 for the three months ended September 30, 2017 and 2016, respectively.  Depreciation and amortization of property, plant and equipment was $10,928,502 and $11,668,976 for the nine months ended September 30, 2017 and 2016, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Loans Payable

Short-term bank loans

		September 30,	December 31,
		2017	2016
Bank of Hebei	(a)	$-	$2,162,318
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(b)	-	2,883,091
Bank of Cangzhou	(c)	6,026,910	-
ICBC Loan 2	(d)	4,218,837	-
Total short-term bank loans		$10,245,747	$5,045,409

(a)	On July 8, 2016, the Company entered into a working capital loan agreement with the Bank of Hebei, with a balance of $nil as of September 30, 2017 and $2,162,318 as of December 31, 2016, respectively. The loan bears a fixed interest rate of 5.22% per annum. The loan was due on July 8, 2017. The working capital loan is guaranteed by the Company’s CEO and Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank. The loan was repaid on July 6, 2017.

(b)	On September 13, 2016, the Company entered into a working capital loan agreement with ICBC, with a balance of $nil as of September 30, 2017 and $2,883,091 as of December 31, 2016, respectively. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due on October 19, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan was repaid on September 7, 2017.

(c)	On December 5, 2016, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was drawn on January 3, 2017, with a balance of $6,026,910 as of September 30, 2017. The loan bears a fixed interest rate of 6.09% per annum. The loan will be due on January 3, 2018. The working capital loan is secured by the Company’s land use right and guaranteed by Orient Paper Shengde with its production equipment and plant as collateral for the benefit of the bank.

(d)	On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,218,837 as of September 30, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan will be due on January 17, 2018.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2017, there were guaranteed short-term borrowings of $10,245,747 and unsecured bank loans of $nil. As of December 31, 2016, there were guaranteed short-term borrowings of $5,045,409 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended September 30, 2017 and 2016 were approximately 5.30% and 8.19%, respectively. The average short-term borrowing rates for the nine months ended September 30, 2017 and 2016 were approximately 5.28% and 8.53%, respectively.

Long-term loans from credit union

As of September 30, 2017 and December 31, 2016, loans payable to Rural Credit Union of Xushui County, amounted to $7,473,368 and $4,843,592, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $188,341, of which $82,870 was paid ahead of its original repayment schedule as of September 30, 2017. As of September 30, 2017 and December 31, 2016, total outstanding loan balance was $1,295,786 and $1,239,729, respectively, which is presented as non-current liabilities in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $8,579,118 and $9,813,294 as of September 30, 2017 and December 31, 2016, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $195,875, of which $75,336 was paid ahead of its original repayment schedule as of September 30, 2017. As of September 30, 2017 and December 31, 2016, the total outstanding loan balance was $3,766,818 and $3,603,863 respectively. Out of the total outstanding loan balance, current portion amounted were $3,766,818 and $nil as of September 30, 2017 and December 31, 2016, respectively, which are presented as current liabilities in the condensed consolidated balance sheet and the remaining balance of $nil and $3,603,863 are presented as non-current liabilities in the condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016, respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of September 30, 2017 the total outstanding loan balance was $2,410,764, out of which $90,404 and $2,320,360 are presented as current and non-current liabilities in the condensed consolidated balance sheet respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2017 and 2016 were $320,077 and $354,011, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2017 and 2016 were $907,785 and $1,172,692, respectively.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$23 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for RMB 150 million (approximately US$23 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,260) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback was treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment were included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Orient Paper HB made all payments due according to the schedule prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with the CNFTFL regarding a modified payment schedule for the remaining obligations. On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”), to amend and restate the Lease Financing Agreement entered into in 2013 (the “2015 Agreement”). The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. Orient Paper HB made partial payments in the following payment obligations as well as interests on overdue balance in accordance with the 2015 Agreement until August 24, 2017, when the remaining overdue amount was fully paid off. All the Lease Equipment was bought back at the nominal price according to the agreement. The balance of the long-term obligations under capital lease were $nil as of September 30, 2017 and December 31, 2016, and its current portion in the amount of $nil and $8,786,528, respectively.

Total interest expenses for the sale-leaseback arrangement for the three months ended September 30, 2017 and 2016 were $213,571 and $237,053, respectively. Total interest expenses for the sale-leaseback arrangement for the nine months ended September 30, 2017 and 2016 were $789,322 and $526,912, respectively.

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Related Party Transactions

The Company’s CEO has loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $386,225 and $369,517 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2017 and December 31, 2016, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $9,040,365 and $8,649,272 as of September 30, 2017 and December 31, 2016, to Orient Paper HB for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on December 2, 2020. As of September 30, 2017 and December 31, 2016, the outstanding loan balance was $3,013,455 and $2,883,090, respectively and the accrued interest was $143,516 and $43,246, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $18,080,730 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,348,267 was drawn from the facility, which carried an interest rate of 5.25%. On October 14, 2016 an unsecured amount of $2,898,845 was drawn from the facility, which carried an interest rate of 4.35%. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. As of September 30, 2017 and December 31, 2016, the outstanding loan balance were $7,533,638 and $7,207,727, respectively and the accrued interest was $354,552 and $104,062, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2017 and December 31, 2016, total amount of loans due to Mr. Zhenyong Liu were $10,547,093 and $10,090,817, respectively. The interest expenses incurred for such related party loans are $114,315 and $97,351 for the three months ended September 30, 2017 and 2016, respectively. The interest expenses incurred for such related party loans are $336,231 and $438,630 for the nine months ended September 30, 2017 and 2016, respectively. On October 20, 2017, the Company’s CEO agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company’s quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owe to Mr. Zhenyong Liu was approximately $884,293 and $516,825 as of September 30, 2017 and December 31, 2016, respectively, which was recorded in other payables and accrued liabilities (see Note (10) below) as part of the current liabilities.

During the three and nine months ended September 30, 2017 the Company borrowed $nil from shareholders. During the three and nine months ended September 30, 2016, the Company borrowed $nil and $14,000 from shareholders to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by the end of the period.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $147,228 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement.

On October 20, 2017, Hebei Fangsheng agreed to permit the Company to continue to postpone the repayment of the accrued rental charged to Orient Paper HB until the earliest date on which the Company’s quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued rental owed to Hebei Fangsheng was approximately $21,775 and $56,872, which was recorded as part of the current liabilities as of September 30, 2017 and December 31, 2016, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Notes payable

As of September 30, 2017, the Company had bank acceptance notes of $6,026,910 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $6,026,910 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes will become due and payable on January 5, 2018.

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

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Accrued electricity	$2,754	$335,169
Value-added tax payable	557,316	1,080,055
Accrued interest to a related party	884,293	516,825
Payable for purchase of equipment	48,818	223,143
Accrued commission to salesmen	10,952	160,014
Others	57,343	109,572
Totals	$1,561,476	$2,424,778

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Three and Nine Months Ended September 30, 2017
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No warrants were issued, exercised, cancelled or expired during the nine months ended September 30, 2017. As of September 30, 2017, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the nine months ended September 30, 2016. As of December 31, 2016, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

(13) Earnings Per Share

For the three months ended September 30, 2017 and 2016, basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30,
	2017	2016
Basic income per share
Net income for the period - numerator	$1,572,335	$3,034,542
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Net income per share	$0.07	$0.14

Diluted income per share
Net income for the period- numerator	$1,572,335	$3,034,542
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Diluted income per share	$0.07	$0.14

For the nine months ended September 30, 2017 and 2016, basic and diluted net income per share are calculated as follows:

	Nine Months Ended September 30,
	2017	2016
Basic income per share
Net income for the period - numerator	$3,296,121	$4,242,251
Weighted average common stock outstanding - denominator	21,450,316	21,404,627

Net income per share	$0.15	$0.20

Diluted income per share
Net income for the period- numerator	$3,296,121	$4,242,251
Weighted average common stock outstanding - denominator	21,450,316	21,404,627

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,450,316	21,404,627

Diluted income per share	$0.15	$0.20

For the three and nine months ended September 30, 2017 and 2016, 820,312 warrants shares are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price were lower than the warrants exercise price. For the three and nine months ended September 30, 2017, there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended
	September 30,
	2017	2016
Provision for Income Taxes
Current Tax Provision PRC	$1,211,668	$1,521,099
Deferred Tax Provision PRC	(706,503)	(487,240)
Total Provision for Income Taxes	$505,165	$1,033,859

The provisions for income taxes for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended
	September 30,
	2017	2016
Provision for Income Taxes
Current Tax Provision PRC	$2,993,819	$3,534,967
Deferred Tax Provision PRC	(1,887,891)	(1,457,141)
Total Provision for Income Taxes	$1,105,928	$2,077,826

During the three months ended September 30, 2017 and 2016, the effective income tax rate was estimated by the Company to be 24.3% and 25.4%, respectively. During the nine months ended September 30, 2017 and 2016, the effective income tax rate was estimated by the Company to be 25.1% and 32.9%, respectively.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for:

	Three Months Ended September 30,
	2017	2016
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	(0.5)	(0.2)
Effect of expenses not deductible for PRC tax purposes	0.3	(0.1)
Over provision in previous years	(2.4)	-
Change in valuation allowance	1.9	0.7
Effective income tax rate	24.3%	25.4%

	Nine months ended September 30,
	2017	2016
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	(0.3)	(2.8)
Effect of expenses not deductible for PRC tax purposes	0.3	0.1
(Over) Under provision in previous years	(1.1)	0.1
Change in valuation allowance	1.2	10.5
Effective income tax rate	25.1%	32.9%

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2017 and December 31, 2016, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(16) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,667 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $530,020 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (9) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $147,228 (RMB 1,000,000), for a total term of up to five years.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

September 30,	Amount
2018	686,063
2019	560,503
2020	560,503
2021	560,503
2022	560,503
Thereafter	2,924,558
Total operating lease payments	$5,852,633

Capital commitment

As of September 30, 2017, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $11,002,635 and $13,921,168 as of September 30, 2017 and December 31, 2016, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company agreed with a third party to guarantee certain obligations of the third party, and as of September 30, 2017 and December 31, 2016, the Company guaranteed the third party’s long-term loan from financial institutions amounting to $8,437,674 (RMB56,000,000) and $8,072,654 (RMB56,000,000) that matured at various times in 2018. In most cases, the Company cannot estimate the potential amount of future payments under these guarantees until events arise that would result in a liability under the guarantees. The Company believes that payment under this guarantee is not probable.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	September 30, 2017
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$33,507,053	$-	$-	$-	$33,507,053
Gross profit	7,221,288	-	-	-	7,221,288
Depreciation and amortization	3,497,635	231,367	-	-	3,729,002
Loss from disposal of property, plant and equipment	(1,653,039)	-	-	-	(1,653,039)
Interest income	3,548	1,955	-	-	5,503
Interest expense	604,351	43,612	-	-	647,963
Income tax expense(benefit)	579,232	(74,067)	-	-	505,165
Net income (loss)	1,916,821	(225,778)	(118,708)	-	1,572,335

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	September 30, 2016
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$37,397,395	$64,671	$-	$-	$37,462,066
Gross profit (loss)	7,347,908	(17,065)	-	-	7,330,843
Depreciation and amortization	3,485,154	230,868	-	-	3,716,022
Loss from disposal of property, plant and equipment	-	-	-	-	-
Interest income	14,568	264	-	-	14,832
Interest expense	677,576	-	-	-	677,576
Income tax expense(benefit)	1,098,270	(64,411)	-	-	1,033,859
Net income (loss)	3,313,671	(196,558)	(82,571)	-	3,034,542

	Nine Months Ended
	September 30, 2017
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$81,584,395	$-	$-	$-	$81,584,395
Gross profit	16,339,874	-	-	-	16,339,874
Depreciation and amortization	10,247,936	680,566	-	-	10,928,502
Loss from disposal of property, plant and equipment	(1,665,140)	-	-	-	(1,665,140)
Interest income	25,767	3,492	-	-	29,259
Interest expense	1,953,379	70,198	-	-	2,023,577
Income tax expense(benefit)	1,402,558	(296,630)	-	-	1,105,928
Net income (loss)	4,350,831	(516,705)	(538,005)	-	3,296,121

As of September 30, 2017
	Orient	Orient	Not	Elimination	Enterprise-
	Paper	Paper	Attributable	of	wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Total assets	$191,096,727	$30,480,117	$276	$-	$221,577,120

	Nine Months Ended
	September 30, 2016
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$102,703,977	$664,314	$-	$-	$103,368,291
Gross profit (loss)	18,376,724	(390,243)	-	-	17,986,481
Depreciation and amortization	10,966,088	702,888	-	-	11,668,976
Loss from disposal of property, plant and equipment	(25,774)	-	-		(25,774)
Interest income	94,430	796	-	-	95,226
Interest expense	2,094,448	-	-	-	2,094,448
Income tax expense(benefit)	2,248,946	(171,120)	-	-	2,077,826
Net income (loss)	6,747,378	(559,747)	(1,945,380)	-	4,242,251

As of December 31, 2016
	Orient	Orient	Not	Elimination	Enterprise-
	Paper	Paper	Attributable	of	wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Total assets	$179,689,131	$28,687,027	$1,460	$-	$208,377,618

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Concentration and Major Customers and Suppliers

For the three months ended September 30, 2017 and 2016, the Company had no single customer contributed over 10% of total sales.

For the nine months ended September 30, 2017 and 2016, the Company had no single customer contributing over 10% of total sales.

For the three months ended September 30, 2017, the Company had three major suppliers accounted for 83%, 7% and 4% of total purchases. For the three months ended September 30, 2016, the Company had three major suppliers which primarily accounted for 63%, 14% and 8% of the total purchases.

For the nine months ended September 30, 2017, the Company had three major suppliers which primarily accounted for 66%, 11% and 6% of the total purchases. For the nine months ended September 30, 2016, the Company had three major suppliers which primarily accounted for 63%, 10% and 7% of the total purchases.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of September 30, 2017 and December 31, 2016. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$75,336) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2017 and December 31, 2016, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB81,101,668 (US$12,219,812) as of September 30, 2017.

(20) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(21) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net), which is effective upon adoption of ASU 2014-09. This ASU clarifies the implementation guidance in ASU 2014-09 on principal versus agent considerations. These ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company will adopt ASU 2014-09, and its related clarifying ASUs, as of January 1, 2018. The Company is continuing to assess the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls. While the assessment process is ongoing, the Company anticipates adopting the standard using the modified retrospective transition approach. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. We do not expect the adoption of these ASUs to have a material impact on our condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-18 on our condensed consolidated financial statements. The Company had $6,026,910 and $2,162,318 of restricted cash as of September 30, 2017 and December 31, 2016, respectively.

In January 2017, the FASB issued ASU No. 2017-01, “‘Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted so long as the transaction has not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the impact of the adoption of ASU 2017-01 on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “‘Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2017-09 on our condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2017 and 2016 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue for the three months ended September 30, 2017 was $33,507,053, a decrease of $3,955,013, or 10.56%, from $37,462,066 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended September 30, 2017 was $33,507,053, a decrease of $3,890,342, or 10.40%, from $37,397,395 for the third quarter of 2016. Total offset printing paper, CMP and tissue paper products sold during the three months ended September 30, 2017 amounted to 61,903 tonnes, a decrease of 35,030 tonnes, or 36.14%, compared to 96,933 tonnes sold in the comparable period in the previous year. We removed all coal burning boilers and started to replace them with gas boilers in September 2017 in compliance with the latest government regulation. Production was suspended during the removal of boilers. In addition, the temporary restrictions on our production volume instated in November 2016 by the government remain in place. As a result, the production volume of regular CMP, light-Weight CMP and offset printing paper and sales of these products decreased in the third quarter of 2017. The changes in revenue dollar amount and in quantity sold for the three months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2017		September 30, 2016		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	43,202	$22,397,413	68,422	$22,248,535	(25,220)	$148,878	-36.86%	0.67%
Light-Weight CMP	10,173	$4,995,701	12,613	$4,181,371	(2,440)	$814,330	-19.35%	19.48%
Total CMP	53,375	$27,393,114	81,035	$26,429,906	(27,660)	$963,208	-34.13%	3.64%
Offset Printing Paper	8,035	$5,453,889	14,571	$9,338,690	(6,536)	$(3,884,801)	-44.86%	-41.60%
Tissue Paper Products	493	$660,050	1,327	1,628,799	(834)	$(968,749)	-62.85%	-59.48%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	61,903	$33,507,053	96,933	$37,397,395	(35,030)	$(3,890,342)	-36.14%	-10.40%

Monthly sales revenue (excluding revenue from digital photo paper and tissue paper products) for the 24 months ended September 30, 2017, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended September 30, 2016 and 2017 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended September 30, 2016	$641	$325	$332	$1227
Three Months ended September 30, 2017	$679	$518	$491	$1339
Increase from comparable period in the previous year	$38	$193	$159	$112
Increase by percentage	5.93%	59.38%	47.89%	9.13%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24 month period ended September 30, 2017:

Corrugating Medium Paper

Revenue from CMP amounted to $27,393,114 (81.75% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2017, representing an increase of $963,208, or 3.64%, from $26,429,906 for the comparable period in 2016.

We sold 53,375 tonnes of CMP in the three months ended September 30, 2017 as compared to 81,035 tonnes for the same period in 2016, representing a 34.13% decrease in quantity sold.

ASP for regular CMP increased from $325/tonne for the three months ended September 30, 2016 to $518/tonne for the three months ended September 30, 2017, representing a 59.38% increase. ASP in RMB for regular CMP for the third quarter of 2016 and 2017 was RMB2,165 and RMB3,468, respectively, representing a 60.18% increase. The quantity of regular CMP sold decreased by 25,220 tonnes, from 68,422 tonnes in the third quarter of 2016 to 43,202 tonnes in the third quarter of 2017.

ASP for light-weight CMP increased from $332/tonne for the three months ended September 30, 2016 to $491/tonne for the three months ended September 30, 2017, representing a 47.89% increase. ASP in RMB for light-weight CMP for the third quarter of 2016 and 2017 was RMB2,208 and RMB3,299, respectively, representing a 49.41% increase. The quantity of light-weight CMP sold decreased by 2,440 tonnes, from 12,613 tonnes in the third quarter of 2016, to 10,173 tonnes in the third quarter of 2017.

Our production was suspended in September 2017 due to boiler replacement mandated by regulation. Our production volume was also restricted pursuant to restrictions put into place in November 2016. The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to force the closure of outdated facilities in the next few years. With the restriction of production volume and the decrease in supply due to government restrictions on production, we expect that the market demand and ASPs for CMP and other packaging paper will be on an upward trend in the next 12 months.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the third quarter of 2017 and 2016 were 47.41% and 74.59%, respectively, representing a decrease of 27.18%.

Quantities sold for regular CMP that was produced by the PM6 production line from October 2015 to September 2017 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $5,453,889 (16.28% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2017, representing a decrease of $3,884,801, or 41.60%, from $9,338,690 for the three months ended September 30, 2016. We sold 8,035 tonnes of offset printing paper in the third quarter of 2017, as compared to 14,571 tonnes in the comparable period of 2016, a decrease of 6,536 tonnes, or 44.86%., as a result of the production suspension and restriction on production volume described above. ASPs for offset printing paper for the third quarter of 2016 and 2017 were $641 and $679, respectively, representing a 5.93% increase. ASP in RMB for offset printing paper for the third quarter of 2016 and 2017 was RMB4,274 and RMB4,543, respectively, representing a 6.29% increase. With the restriction on production volume and decrease in supply due to government restrictions on production, we expect that the ASP for offset printing paper will show an upward trend in the next 12 months.

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

Revenue from tissue paper products was $660,050 (1.97% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2017, representing a decrease of $968,749, or 59.48%, from $1,628,799 for the three months ended September 30, 2016. We sold 493 tonnes of tissue paper in the third quarter of 2017, as compared to 1,327 tonnes in the comparable period of 2016, a decrease of 834 tonnes, or 62.85%, as a result of the restriction in production volume described above.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $nil for the three months ended September 30, 2017. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products. We expect to resume our digital photo paper production in the near future.

Changes in revenue and quantities sold of our digital photo paper for the three months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2017		September 30, 2016		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Digital Photo Paper	-	$-	38	$64,671	(38)	(64,671)	-100.00%	-100.00%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended September 30, 2017 was $26,285,765, a decrease of $3,763,722, or 12.53%, from $30,049,487 for the comparable period in 2016. This was mainly a result of (i) a decrease in cost of sales of $2,164,910 for offset printing paper, and (ii) a decrease in cost of sales of $1,328,931 for regular CMP.

Cost of sales for CMP was $21,066,773 for the quarter ended September 30, 2017, as compared to $21,854,757 for the comparable period in 2016. The decrease in the cost of sales of $787,984 for CMP was mainly due to the decrease in sales volume, partially offset by increase in cost of recycled paper board. Average cost of sales per tonne for CMP increased by 46.30%, from $270 in the third quarter of 2016 to $395 in the third quarter of 2017. The increase in average cost of sales was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in the third quarter of 2017 compared to the third quarter of 2016. Cost of sales for offset printing paper was $4,603,292 for the quarter ended September 30, 2017, as compared to $6,768,202 for the comparable period in 2016. Average cost of sales per tonne of offset printing paper increased by 23.49%, from $464 in the three months ended September 30, 2016, to $573 during the comparable period in 2017. The increase in average cost of sales of offset printing paper was mainly due to the increase in cost of recycled white scrap paper. Cost of sales for tissue paper products was $615,700 for the quarter ended September 30, 2017, as compared to $1,426,528 for the comparable period in 2016. Average cost of sales per tonne of tissue paper products increased by 16.19%, from $1,075 in the three months ended September 30, 2016, to $1,249 for the comparable period in 2017 due to subsidies to the labors during the production restriction.

Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2017 and 2016 are summarized below:

	Three Months Ended			Three Months Ended						Change in
	September 30, 2017			September 30, 2016			Change in			percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$17,361,505		$402	$18,690,436		$273	$(1,328,931)		$129	-7.11%	47.25%
Light-Weight CMP	$3,705,268		$364	$3,164,321		$251	$540,947		$113	17.10%	45.02%
Total CMP	$21,066,773		$395	$21,854,757		$270	$(787,984)		$125	-3.61%	46.30%
Offset Printing Paper	$4,603,292		$573	$6,768,202		$464	$(2,164,910)		$109	-31.99%	23.49%
Tissue Paper Products	$615,700		$1,249	1,426,528		$1,075	$(810,828)		$174	-56.84%	16.19%
Total CMP, Offset Printing Paper and Tissue Paper	$26,285,765	$	n/a	$30,049,487	$	n/a	$(3,763,722)	$	n/a	-12.53%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended September 30, 2017 were RMB 1,978/tonne (approximately $291/tonne) and RMB 2,728/tonne (approximately $402/tonne), as compared to RMB 1,084/tonne (approximately $165/tonne) and RMB 2,222/tonne (approximately $338/tonne) for the three months ended September 30, 2016, respectively. These changes (in US dollars) represent a year-over-year increase of 76.36% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from October 2015 to September 2017 are shown below:

Electricity and coal are our two main energy sources. The price of coal has been subject to seasonal fluctuations in China, with the peaks often occurring in the winter months.  In 2016, electricity and coal accounted for approximately 8% and 4% of total sales, respectively.  The average cost per tonne of coal went up from $68.2 (RMB449) in the third quarter of 2016 to $92.3 (RMB627) in third quarter of 2017, accounting for approximately 5% of total sales in the third quarter of 2017. In order to reduce carbon emissions, we have been required to reduce coal consumption by the local government. After replacing some of the coal burning boilers with gas boilers, we started using natural gas in December 2016 and liquefied gas in February 2017, which accounted for approximately 0.7% of total sales in third quarter of 2017. The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended September 30, 2017 are summarized as follows:

Gross Profit

Gross profit for the three months of September 30, 2017 was $7,221,288 (21.55% of the total revenue), representing a decrease of $109,555, or 1.49%, from the gross profit of $7,330,843 (19.57% of the total revenue) for the three months ended September 30, 2016. The decrease was mainly due to the decrease in sales volume and increase in unit cost of recycled paper board, partially offset by the increase in average selling prices as further described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended September 30, 2017 was $7,221,288, a decrease of $126,620, or 1.72%, from the gross profit of $7,347,908 for the three months ended September 30, 2016. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 1.90 percentage points, from 19.65% for the three months ended September 30, 2016, to 21.55% for the three months ended September 30, 2017.

Gross profit margin for regular CMP for the three months ended September 30, 2017 was 22.48%, or 6.49 percentage points higher, as compared to gross profit margin of 15.99% for the three months ended September 30, 2016. Such increase was primarily the result of the increase in average selling price of regular CMP, partially offset by increase in cost of recycled paper board in the third quarter of 2017.

Gross profit margin for light-weight CMP for the three months ended September 30, 2017 was 25.83%, or 1.51 percentage points higher, as compared to gross profit margin of 24.32% for the three months ended September 30, 2016. The increase was primarily the result of increase in average selling price of light-weight CMP, partially offset by increase in cost of recycled paper board in the third quarter of 2017.

 Gross profit margin for offset printing paper was 15.60% for the three months ended September 30, 2017, a decrease of 11.93 percentage points, as compared to 27.53% for the three months ended September 30, 2016.The decrease was primarily the result of an increase in the cost of recycled white scrap paper in the third quarter of 2017.

Gross profit margin for tissue paper products for the three months ended September 30, 2017 was 6.72%, or 5.70 percentage points lower, as compared to gross profit margin of 12.42% for the three months ended September 30, 2016.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended September 30, 2017 are as follows:

Digital Photo Paper

Profit for digital photo paper for the three months ended September 30, 2017 was $nil. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products. We expect to resume our digital photo paper production in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 were $2,848,699, an increase of $249,001, or 9.58% from $2,599,698 for the three months ended September 30, 2016.

 Income from Operations

Operating income for the quarter ended September 30, 2017 was $2,719,550, a decrease of $2,011,595, or 42.52%, from $4,731,145 for the quarter ended September 30, 2016. The decrease in operating income was primarily due to the decrease in gross profit as discussed above.

Other Income and Expenses

Interest expense for the three months ended September 30, 2017 decreased by $29,613, from $677,576 in the three months September 30, 2016, to $647,963. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $28,266,208 as of September 30, 2017, as compared to $35,711,062 as of September 30, 2016. The interest incurred during the three months ended September 30 2017 and 2016, were $nil and $10,839, respectively, and were capitalized as soft-cost of construction-in-progress. The interest expense capitalized in both periods was solely related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”).

Net Income

As a result of the above, net income was $1,572,335 for the quarter ended September 30, 2017, representing a decrease of $1,462,207, or 48.19%, from $3,034,542 for the quarter ended September 30, 2016.

Comparison of the nine months ended September 30, 2017 and 2016

Revenue for the nine months ended September 30, 2017 was $81,584,395, a decrease of $21,783,896, or 21.07%, from $103,368,291 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2017 was $81,584,395, a decrease of $21,119,582, or 20.56%, from $102,703,977 for the nine months ended September 30, 2016. Total quantities of offset printing paper, CMP and tissue paper products sold during the nine months ended September 30, 2017 amounted to 175,101 tonnes, a decrease of 87,649 tonnes, or 33.36%, compared to 262,750 tonnes sold during the nine months ended September 30, 2016. Total quantities of CMP and offset printing paper sold decrease by 85,480 tonnes in the nine months of 2017 as compared to the same period of 2016. We sold 1,619 tonnes of tissue paper products in the nine months of 2017 as opposed to 3,788 tonnes in the same period of 2016. We removed all coal burning boilers and started to replace them with gas boilers in September 2017 in compliance with the latest government regulation. Production was suspended during the removal of boilers. In addition, the temporary restrictions on our production volume instated in November 2016 by the government remain in place. As a result, the production volume of regular CMP, light-Weight CMP and offset printing paper and sales of these products decreased for the nine months ended September 30, 2017.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2017		September 30, 2016		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	128,988	$55,741,068	183,044	$59,615,744	(54,056)	$(3,874,676)	-29.53%	-6.50%
Light-Weight CMP	24,396	$10,449,339	34,478	$11,452,823	(10,082)	$(1,003,484)	-29.24%	-8.76%
Total CMP	153,384	$66,190,407	217,522	$71,068,567	(64,138)	$(4,878,160)	-29.49%	-6.86%
Offset Printing Paper	20,098	$13,306,551	41,440	$26,919,794	(21,342)	$(13,613,243)	-51.50%	-50.57%
Tissue Paper Products	1,619	$2,087,437	3,788	4,715,616	(2,169)	$(2,628,179)	-57.26%	-55.73%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	175,101	$81,584,395	262,750	$102,703,977	(87,649)	$(21,119,582)	-33.36%	-20.56%

ASPs for our main products in the nine-month period ended September 30, 2017 and 2016 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Nine Months Ended September 30, 2016	$650	$326	$332	$1245
Nine Months Ended September 30, 2017	$662	$432	$428	$1289
Increase from comparable period in the previous year	$12	$106	$96	$44
Increase by percentage	1.85%	32.52%	28.92%	3.53%

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $nil for the nine months ended September 30, 2017. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products. We expect to resume our digital photo paper production in the near future.

Changes in revenue and quantities sold of our digital photo paper for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2017		September 30, 2016		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Digital Photo Paper	-	$-	372	$664,314	(372)	(664,314)	-100.00%	-100.00%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the nine months ended September 30, 2017 was $65,244,521, a decrease of $19,082,732, or 22.63%, from $84,327,253 for the nine months ended September 30, 2016. This was mainly a result of the decrease in volume sold, partially offset by increase in cost of recycled paper board. Cost of sales for CMP was $52,337,031 for the nine months ended September 30, 2017, as compared to $59,227,017 in the same period of 2016. The decrease in the cost of sales of $6,889,986 for CMP was mainly due to the decrease in the quantities of regular CMP and light-weight CMP sold in the nine months of 2017, partially offset by the increase in cost of recycled paper board. Average cost of sales per tonne for CMP increased by 25.37%, from $272 for the nine months ended September 30, 2016, to $341 in the same period of 2017. The increase was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in the nine months ended September 30, 2017 compared to the same period of 2016. Cost of sales for offset printing paper was $10,956,465 for the nine months ended September 30, 2017, as compared to $20,951,362 in the same period of 2016. Average cost of sales per tonne of offset printing paper increased by 7.71%, from $506 in the nine months ended September 30, 2016, to $545 in the same period of 2017. Cost of sales for tissue paper products was $1,951,025 for the nine months ended September 30, 2017. Average cost of sales per tonne of tissue paper products was $1,205 for the nine months ended September 30, 2017.

Changes in cost of sales and cost per tonne by product for the nine months ended September 30, 2017 and 2016 are summarized below:

	Nine Months Ended			Nine Months Ended						Change in
	September 30, 2017			September 30, 2016			Change in			percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$44,325,899		$344	$50,513,721		$276	$(6,187,822)		$68	-12.25%	24.64%
Light-Weight CMP	$8,011,132		$328	$8,713,296		$253	$(702,164)		$75	-8.06%	29.64%
Total CMP	$52,337,031		$341	$59,227,017		$272	$(6,889,986)		$69	-11.63%	25.37%
Offset Printing Paper	$10,956,465		$545	$20,951,362		$506	$(9,994,897)		$39	-47.71%	7.71%
Tissue Paper Products	$1,951,025		$1,205	$4,148,874		$1,095	(2,197,849)		$110	-52.97%	10.05%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$65,244,521	$	n/a	$84,327,253	$	n/a	$(19,082,732)	$	n/a	-22.63%	n/a %

For the nine months ended September 30, 2017, cost of sales for digital photo paper was $nil, as compared to $1,054,557 for the same period in year 2016.

Gross Profit

Gross profit for the nine months ended September 30, 2017 was $16,339,874 (20.03% of the total revenue), representing a decrease of $1,646,607, or 9.15%, from the gross profit of $17,986,481 (17.40% of the total revenue) for the nine months ended September 30, 2016. The decrease was mainly due to (i) the decrease in quantities sold and (ii) the increase of material purchase price of CMP, partially offset by the increase of ASP of regular CMP.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2017 was $16,339,874, a decrease of $2,036,850, or 11.08%, from the gross profit of $18,376,724 for the nine months ended September 30, 2016. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 2.14 percentage points, from 17.89% for the nine months ended September 30, 2016, to 20.03% for the nine months ended September 30, 2017.

Gross profit margin for regular CMP for the nine months ended September 30, 2017 was 20.48%, or 5.21 percentage points higher, as compared to gross profit margin of 15.27% for the nine months ended September 30, 2016. Such increase was primarily due to the increase in ASP of regular CMP.

Gross profit margin for light-weight CMP for the nine months ended September 30, 2017 was 23.33%, or 0.59 percentage points lower, as compared to gross profit margin of 23.92% for the nine months ended September 30, 2016.

Gross profit margin for offset printing paper was 17.66% for the nine months ended September 30, 2017, a decrease of 4.51 percentage points, as compared to 22.17% for the nine months ended September 30, 2016.

Gross profit margin for tissue paper products was 6.53% for the nine months ended September 30, 2017, a decrease of 5.49 percentage points, as compared to 12.02% for the nine months ended September 30, 2016.

Digital Photo Paper

Profit for digital photo paper for the nine months ended September 30, 2017 was $nil, compared with a loss of $390,243, for the nine months ended September 30, 2016. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products. We expect to resume our digital photo paper production in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $8,319,590, a decrease of $1,321,818, or 13.71% from $9,641,408 for the nine months ended September 30, 2016. The expenses were higher in 2016 because the Company issued 1,133,916 shares of common stock, valued at $1,417,395, pursuant to the Company’s compensatory incentive plans in January 2016.

Income from Operations

Operating income for the nine months ended September 30, 2017 was $6,355,144, a decrease of $1,964,155, or 23.61%, from $8,319,299 for the nine months ended September 30, 2016. The decrease in operating income was primarily due to the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses as discussed above.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2017 decreased by $70,871, from $2,094,448 in the nine months ended September 30, 2016, to $2,023,577. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $28,266,208 as of September 30, 2017, as compared to $35,711,062 as of September 30, 2016. The interest incurred during the nine months ended September 30, 2017 and 2016, were $9,761 and $43,786 (a portion of interest related to the sale-leaseback arrangement with CNFTFL), respectively, and were capitalized as soft-cost of construction-in-progress.

Net Income

As a result of the above, net income was $3,296,121 for the nine months ended September 30, 2017, representing a decrease of $946,130, or 22.30%, from $4,242,251 for nine months ended September 30, 2016.

Accounts Receivable

Net accounts receivable decreased by $3,763,508, or 96.64%, to $130,928 as of September 30, 2017, as compared with $3,894,436 as of December 31, 2016. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 90.49% of total value of inventory as of September 30, 2017) and finished goods. As of September 30, 2017, the recorded value of inventory increased by 70.51% to $9,603,313 from $5,632,030 as of December 31, 2016. As of September 30, 2017, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $6,711,977, approximately $3,374,328, or 101.10%, higher than the balance as of December 31, 2016. As a result of the restrictions in our production volume (described above) and the rising price of recycled paper board, we reduced the Company’s inventory of recycled paper board at the end of 2016. We brought our inventory back to normal levels in anticipation of the prices of raw materials increasing and anticipated growth in demand in 2017.

A summary of changes in major inventory items is as follows:

	September 30, 2017	December 31, 2016	$ Change	% Change
Raw Materials
Recycled paper board	$6,711,977	$3,337,649	3,374,328	101.10%
Recycled white scrap paper	838,086	-	838,086
Recycled scrap binding margin	831,968	547,803	284,165	51.87%
Tissue base paper	41,299	87,641	-46,342	-52.88%
Coal & gas	85,950	242,307	-156,357	-64.53%
Digital photo base paper and other raw materials	180,763	177,823	2,940	1.65%
Total Raw Materials	8,690,043	4,393,223	4,296,820	97.81%

Finished Goods	913,270	1,238,807	-325,537	-26.28%
Totals	$9,603,313	$5,632,030	3,971,283	70.51%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $6,037,930 as of September 30, 2017, an increase of 3,315,660, or 121.80%, from $2,722,270 as of December 31, 2016. Accounts payable was $11,020 and $559,952 as of September 30, 2017 and December 31, 2016, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei and Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou and Bank of Hebei were $6,026,910 and $2,162,318 as of September 30, 2017 and December 31, 2016, respectively. We have paid off bank acceptance notes of $2,260,091 in February 2017. We also acquired additional bank acceptance notes of $6,026,910 from Bank of Cangzhou in January 2017, which we expect to pay off upon maturity on January 5, 2018.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had net working capital deficit of $1,004,941, an improvement of $5,103,328, from the net working capital deficit of $6,108,269 at December 31, 2016. Total current assets as of September 30, 2017 amounted to $22,322,334. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $6,026,910 was included in our current assets as of September 30, 2017. Restricted cash is deposited at the Bank of Cangzhou for the purpose of securing the bank acceptance notes from the bank. The acceptance notes are due and payable on January 5, 2018, and the Company anticipates renewing such notes upon maturity on substantially similar terms.

Current liabilities as of September 30, 2017 totaled $23,327,275, an increase of $2,741,684, from the December 31, 2016 balance of $20,585,591. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $6,026,910 as of September 30, 2017, representing an increase of $3,864,592, or 178.72%, from $2,162,318 as of December 31, 2016. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require monthly and quarterly interest payments, with one large balloon payment upon maturity.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$23 million). Pursuant to the Lease Financing Agreement, Orient Paper HB sold some equipment to CNFTFL for RMB 150 million (approximately US$23 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,260) to CNFTFL to buy back all of the Leased Equipment.

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”), to amend and restate the Lease Financing Agreement entered into in 2013 (the “2015 Agreement”). The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. Orient Paper HB made partial payments in the following payment obligations as well as interests on overdue balance until August 24, 2017, when the remaining overdue amount was fully paid off. All the Lease Equipment was bought back at the nominal price according to the agreement. The balance of the long-term obligations under capital lease were $nil as of September 30, 2017 and December 31, 2016, and its current portion in the amount of nil and $8,786,528, respectively.

Total interest expenses for the sale-leaseback arrangement for the three months ended September 30, 2017 and 2016 were $213,571 and $237,053, respectively. Total interest expenses for the sale-leaseback arrangement for the nine months ended September 30, 2017 and 2016 were $789,322 and $526,912, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain was amortized over the lease term and as an offset to depreciation of the Leased Equipment. In term of the extension of the new payment schedule, the deferred gain was amortized over the remaining lease term through June 21, 2017.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $147,228 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $21,775 and $56,872, which was recorded as part of the current liabilities as of September 30, 2017 and December 31, 2016, respectively.

Capital Expenditure Commitment as of September 30, 2017

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the nine months ended September 30, 2017 were primarily financed by cash generated from business operations. As of September 30, 2017, we had approximately $11 million in capital expenditure commitments that were mainly related to the construction costs of building equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery. These commitments are expected to be financed by bank loans and cash flows generated from our business operations and loans.

Capital Expenditures

Our committed capital expenditures for the next 12 months are approximately $11 million, which mainly includes budgeted costs for the projects described below.

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $123 million (of which $115 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $102 million (of which $93 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $22 million (of which $22 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line would be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the first half of 2018. We have experienced delays resulting from our inability to obtain approval for a coal burning boiler in the PM8 production line from the Heibei Provincial Government. According to the latest regulation announced by the Heibei Provincial Government, coal burning boilers are no longer allowed for new plants. We are considering alternative solutions such as gas boilers and going through necessary procedures for a re-application. The delay of completion of the PM8 production line did not have any major financial impact on our current period earnings, as we did not previously budget significant revenue or net earnings from the PM8 production line tissue paper for 2017.

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

Cash and Cash Equivalents

Our cash and cash equivalents as of September 30, 2017 was $6,505,284, an increase of $4,172,638, from $2,332,646 as of December 31, 2016. The increase of cash and cash equivalents for the nine months ended September 30, 2017 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $16,841,558 for the nine months ended September 30, 2017. The balance represented an increase of cash of $8,211,524, or 95.15%, from $8,630,034 provided for the nine months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $3,296,121, representing a decrease of $946,130, or 22.30%, from a net income of $4,242,251 for the nine months ended September 30, 2016. Changes in various asset and liability account balances throughout the nine months ended September 30, 2017 also contributed to the net change in cash from operating activities in nine months ended September 30, 2017. Chief among such changes is the decrease of accounts receivable in the amount of $3,928,087 during the nine months of 2017 and the increase of notes payable in the amount of $3,680,693. There was also an increase of $3,631,641 in the ending inventory balance as of September 30, 2017 (a decrease to net cash for the nine months ended September 30, 2017 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $10,928,502. The Company also had a net decrease of $472,847 in prepayment and other current assets (an increase to net cash) and a net decrease of $687,584 in other payables and accrued liabilities and due to a related party (a decrease to net cash), as well as a decrease in income tax payable of $107,105 (a decrease to net cash) during the nine months ended September 30, 2017.

ii. Net cash used in investing activities

We incurred $7,570,166 in net cash expenditures for investing activities during the nine months of 2017, as compared to $7,674,649 for the same period of 2016. Expenditures in the nine months ended September 30, 2017 were mainly for the progress payments for the construction of our first tissue paper production line (PM8) and related facilities, including three paper mill workshops and maintenance workshops and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by (used in) financing activities

Net cash used in financing activities was $5,440,381 for the nine months ended September 30, 2017, as compared to net cash provided by financing activities in the amount of $2,191,637 for the nine months ended September 30, 2016. The decrease was mainly attributable to (i) repayment of capital lease obligation and (ii) cash outflow from the increase of restricted deposits upon additions of notes payables to Bank of Cangzhou.

Short-term bank loans

		September 30,	December 31,
		2017	2016
Bank of Hebei	(a)	$-	$2,162,318
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(b)	-	2,883,091
Bank of Cangzhou	(c)	6,026,910	-
ICBC Loan 2	(d)	4,218,837	-
Total short-term bank loans		$10,245,747	$5,045,409

(a)	On July 8, 2016, the Company entered into a working capital loan agreement with the Bank of Hebei, with a balance of $nil as of September 30, 2017 and $2,162,318 as of December 31, 2016, respectively. The loan bears a fixed interest rate of 5.22% per annum. The loan was due on July 8, 2017. The working capital loan is guaranteed by the Company’s CEO and Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank. The loan was repaid on July 6, 2017.

(b)	On September 13, 2016, the Company entered into a working capital loan agreement with ICBC, with a balance of $nil as of September 30, 2017 and $2,883,091 as of December 31, 2016, respectively. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due on October 19, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan was repaid on September 7, 2017.

(c)	On December 5, 2016, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was drawn on January 3, 2017, with a balance of $6,026,910 as of September 30, 2017. The loan bears a fixed interest rate of 6.09% per annum. The loan will be due on January 3, 2018. The working capital loan is secured by the Company’s land use right and guaranteed by Orient Paper Shengde with its production equipment as collateral for the benefit of the bank.

(d)	On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,218,837 as of September 30, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan will be due on January 17, 2018.

As of September 30, 2017, there were guaranteed short-term borrowings of $10,245,747 and unsecured bank loans of $nil. As of December 31, 2016, there were guaranteed short-term borrowings of $5,045,409 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended September 30, 2017 and 2016 were approximately 5.30% and 8.19%, respectively. The average short-term borrowing rates for the nine months ended September 30, 2017 and 2016 were approximately 5.28% and 8.53%, respectively.

Long-term loans from credit union

As of September 30, 2017 and December 31, 2016, loans payable to Rural Credit Union of Xushui County, amounted to $7,473,368 and $4,843,592, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $188,341, of which $82,870 was paid ahead of its original repayment schedule as of September 30, 2017. As of September 30, 2017 and December 31, 2016, total outstanding loan balance was $1,295,786 and $1,239,729 respectively, which is presented as non-current liabilities in the condensed consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $8,579,118 and $9,813,294 as of September 30, 2017 and December 31, 2016, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company repaid a portion of the loan in an amount of $195,875, of which $75,336 was paid ahead of its original repayment schedule as of September 30, 2017. As of September 30, 2017 and December 31, 2016, the total outstanding loan balance was $3,766,818 and $3,603,863 respectively. Out of the total outstanding loan balance, current portion amounted were $3,766,818 and $nil as of September 30, 2017 and December 31, 2016, respectively, which are presented as current liabilities in the condensed consolidated balance sheet and the remaining balance of $nil and $3,603,863 are presented as non-current liabilities in the condensed consolidated balance sheet as of September 30, 2017 and December 31, 2016 respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of September 30, 2017 the total outstanding loan balance was $2,410,764, out of which $90,404 and $2,320,360 are presented as current and non-current liabilities in the condensed consolidated balance sheet respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2017 and 2016 were $320,077 and $354,011, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2017 and 2016 were $907,785 and $1,172,692, respectively.

Shareholder Loans

The Company’s CEO has loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $386,225 of interest is still outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2017.

On December 10, 2014, the CEO provided an unsecured loan to the Company of $9,040,365 (RMB 60,000,000), for working capital purpose with an interest rate of 5.25% per annum, which was based on the primary lending rate of People’s Bank of China. The loan would be originally due on December 10, 2017. During the year ended December 31, 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with the interest of $288,596. Mr. Zhenyong Liu agreed to extend the loan for further 3 years and the remaining balance will be due on December 2, 2020. As of September 30, 2017, the outstanding loan balance was $3,013,455 and the accrued interest was $143,516, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $18,080,730 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,348,267 was drawn from the facility, which carried an interest rate of 5.25%. On October 14, 2016 an unsecured amount of $2,898,845 was drawn from the facility, which carried an interest rate of 4.35%. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. As of September 30, 2017 the outstanding loan balance was $7,533,638 and the accrued interest was $354,552, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2017 and December 31, 2016, total amount of loans due to Mr. Zhenyong Liu were $10,547,093 and $10,090,817, respectively. The interest expenses incurred for such related party loans are $114,315 and $97,351 for the three months ended September 30, 2017 and 2016, respectively. On October 20, 2017, the Company’s CEO agreed to permit the Company to postpone the repayment of the loan and accrued interest on his loan to Orient Paper HB until the earliest date on which the Company’s quarterly or annual financial statements filed with the SEC show a satisfactory working capital level. The accrued interest owe to Mr. Zhenyong Liu was approximately $884,293 as of September 30, 2017, which was recorded in other payables and accrued liabilities as part of the current liabilities.

During the three and nine months ended September 30, 2017, the Company borrowed $nil from shareholders. During the three and nine months ended September 30, 2016, the Company borrowed $nil and $14,000 from shareholders to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by the end of the period.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended September 30, 2017 and 2016, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2017 and December 31, 2016 to translate the Chinese RMB to the U.S. Dollars are 6.6369:1 and 6.9370:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.7922:1, and 6.6529:1 for the three months ended September 30, 2017 and 2016, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for a third party for its long-term bank loans in an amount of $8,437,674 (RMB56,000,000), which matures at various times in 2018. The third party is one of our major suppliers. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. Except as aforesaid, we have no material off-balance sheet transactions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net), which is effective upon adoption of ASU 2014-09. This ASU clarifies the implementation guidance in ASU 2014-09 on principal versus agent considerations. These ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company will adopt ASU 2014-09, and its related clarifying ASUs, as of January 1, 2018. The Company is continuing to assess the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls. While the assessment process is ongoing, the Company anticipates adopting the standard using the modified retrospective transition approach. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. We do not expect the adoption of these ASUs to have a material impact on our condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-18 on our condensed consolidated financial statements. The Company had $6,026,910 and $2,162,318 of restricted cash as of September 30, 2017 and December 31, 2016, respectively.

In January 2017, the FASB issued ASU No. 2017-01, “‘Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted so long as the transaction has not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the impact of the adoption of ASU 2017-01 on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “‘Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2017-09 on our condensed consolidated financial statements.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2017.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended September 30, 2017, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2016 Annual Report on Form 10-K.

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

ORIENT PAPER, INC.

Date: November 9, 2017	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)

