Form 10-K
period 2017-12-31
Orient Paper Inc.
filed 2018-04-17
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2017 was approximately $16,651,262, based upon 16,010,829 shares of common stock held by non-affiliates and the closing price of the common stock of $1.04 on June 30, 2017.

As of April 17, 2018, there were 21,450,316 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

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

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income and our audited consolidated balance sheets as of December 31, 2016 and 2017.

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

ii

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

In addition to controlling the operations and beneficial ownership of Orient Paper HB, Orient Paper Shengde also acquired a digital photo paper production line (including two photo paper coating lines and ancillary equipment) in an asset acquisition transaction on November 25, 2009 and began directly conducting business in the PRC. We suspended production of photo paper in June 2016 and now are upgrading the production line to produce more competitive photo paper products. We expect to resume our digital photo paper production in the near future.

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

In late January, 2018, the company temporarily suspended its production due to a government-mandated restriction on the natural gas supply, which is the energy resource we need for production. As of March 14, 2018, the company resumed production at its manufacturing facilities.

Our principal executive offices are located at Science Park, Juli Road, Xushui District, Baoding City, Hebei Province, People’s Republic of China. Our telephone number is (86) 312-869-8215. Our website is located at http://www.orientpaperinc.com

Manufacturing Process

Corrugating Medium Paper and Offset Printing Paper

Our current products (excluding tissue paper products) generally undergo two stages of manufacturing: (1) creating pulp from recycled paper products, and (2) treating the pulp and molding it into the desired types of paper products.  A brief overview of the pulp and papermaking process is provided below.

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

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM6”) production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2017, corrugating medium paper comprised approximately 87.9% of our total paper production quantities and roughly 82.02% of our total revenue.  Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of the newly renovated PM1 production line. The new PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used as a construction material for wall and floor insulation or to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging that requires light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry.  Offset printing paper comprised approximately 11.3% of our total paper production quantities and approximately 15.97% of our total sales revenue for the year ended December 31, 2017.  Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Orient Paper brand. We sold 1,804 tonnes of tissue paper products for $2,356,856 in 2017. We expect to continue to increase production of our tissue paper products in the near future.

Market for our Products

The PRC Paper Making Industry

According to the 2016 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 2,800 paper and paper board manufacturers (down from 3,700 in 2010) in China, with a total output of 108.55 million tonnes, up by1.35% from 107.10 million tonnes in 2015. Total domestic consumption was 104.19 million tonnes in 2016, up by 0.65% from 103.52 million tonnes in 2015.

Compared with 2007, output in 2016 increased by approximately 47.69% and consumption grew by approximately 42.92%. The output of paper and paper board maintained an average growth rate of approximately 4.43% during the ten-year period from 2007 to 2016, while consumption increased at an average annual rate of 4.05%. The growth is expected to continue. It is estimated that China currently has the largest paper and paper board products output and consumption in the world. (Data source: 2016 Annual Report of China Paper Manufacturing, September 2017, China Paper Association)

Data source: 2016 Annual Report of China Paper Manufacturing, September2017, China Paper Association

Corrugating medium paper production in China totaled 22.70 million tonnes in 2016, a 2.02% increase from 2015. Consumption of corrugating medium paper in China amounted to 22.71 million tonnes in 2016, an increase of 1.93% as compared to 2015.

Uncoated offset printing paper production in China totaled 1,770 million tonnes in 2016, a 1.43% increase from 2015. Consumption of uncoated offset printing paper in China amounted to 16.89 million tonnes in 2016, an increase of 0.54% as compared to 2015.

The paper making industry in China is concentrated in the east coast provinces. The largest paper production capacities by province for 2015 and 2016 (the most recent year for which relevant information is available) are summarized in the table below. The six provinces with largest capacities showed moderate increases in paper production capacities; provinces with smaller capacities, such as, Hebei, Hunan, Jiangsu and Chongqing, showed noticeable decreases.

Province	2015 Capacity (10k tonnes)	2016 Capacity (10k tonnes)	Change (10k tonnes)	% Change
Shandong	1,780	1,850	70	3.93
Guangdong	1,820	1,840	20	1.10
Zhejiang	1,650	1,690	40	2.42
Jiangsu	1,305	1,285	(20)	(1.53)
Fujian	665	705	40	6.02
Henan	600	610	10	1.67
Hunan	320	310	(10)	(3.13)
Anhui	265	295	30	11.32
Chongqing	290	280	(10)	(3.45)
Hebei	305	275	(30)	(9.84)

Data Sources: 2016 Annual Report of China Paper Manufacturing, September 2017, China Paper Association

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

According to “The Twelfth ‘Five-Year Plan’ for the Chinese Paper Industry,” published jointly by the National Development and Reform Commission, the MIIT and the National Forestry Bureau in December 2011, the central government of China determined to eliminate more than 10 million tonnes of paper production capacity during the five-year period ended 2015. The goal, through mandatory capacity elimination and industry consolidation, was to transform the paper industry landscape into one where the number of one-million-tonnes-and-above manufacturers would increase from 10 to more than 20. According to the MIIT announcement on September 6, 2012, a total of 9.9 million tonnes of outdated paper production capacity was ordered to close in 2012. On July 25, 2013, the MIIT announced a list of outdated paper facilities slated for closure in 2013. According to MIIT, a total of 6.21 million tonnes of paper manufacturing capacity on the July 25, 2013 list across the country was required to be shut down by the end of 2013, including 930,800 tonnes in the Hebei Province. In September 2013, the second batch of closures targeting 1.2 million tonnes nationwide was announced by the MIIT. The closure of outdated facilities continued in 2014 and a total of 4.92 million tonnes of paper manufacturing capacity was shut down. On July 24, 2014, the MIIT announced that facilities producing 3.97 million tonnes of paper and pulp, including 500,000 tonnes in Hebei Province, were mandated to be retired by the end of 2014. On August 18, 2014, MIIT announced another list of outdated paper facilities that were required to be closed by the end of 2014. The August 18, 2014 list shut down 0.66 million tonnes of paper manufacturing capacity, including 5,000 tonnes in Hebei Province. Unlike the mandatory closures in previous years when, most of the closures involved small-scale local mills, usually with less than 50,000 tonnes of production capability and without proper water treatment practices, the 2013 and 2014 mandatory closure lists included a number of large capacity paper machines (up to 226,000 tonnes per line) that failed to meet the environmental and energy savings standards.

The mandatory closure of outdated capacity is expected to continue to in the next few years. As a result, we estimate that the average selling prices for corrugating medium paper and other packaging paper will remain relatively stable in 2018, and the paper industry will witness increased competition and higher standards for environmental protection measures. See “Risk Factors - Risks Related to Our Business -We might be negatively affected by the industry capacity elimination mandated by the government.”

Customers

We generally sell our corrugating medium paper to companies making corrugating cardboards and offset printing paper to printing companies. Five of our top 10 customers in 2017 are printing companies. The largest customer being a printing company in Langfang city, Hebei Province. Our total corrugating medium and offset printing paper revenue in 2017 was primarily derived from customers in Beijing, Tianjin and Hebei Province.

For the year ended December 31, 2017, five major customers who individually accounted for more than 5% of our total sales revenue are as follows:

	2017 Sales Amount ($USD, net of applicable VAT)	% of Total Revenue
Company A (Langfang)	6,670,252	5.70%
Company B (Tianjin)	6,551,879	5.60%
Company C (Tianjin)	6,551,547	5.60%
Company D (Baoding)	6,193,236	5.29%
Company E (Baoding)	5,899,262	5.04%
Total Major Customers	31,866,176	27.23%

Eight of our top-ten customers of 2017 are also in the top-ten customer list in 2016, representing 82.8% of the 2016 top-ten customer sales.

Target Market

We target corporate customers in the middle range of the marketplace, where, with solid quality and competitive pricing, we see potential for high volume growth for corrugating medium paper and offset printing paper.Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2017, we had six PM production lines in operation and are in the process of launching three more that are tentatively designated as PM7, PM8 and PM9. These production lines include the followings:

PM#	Paper Product Produced	Designed Capacity (tonnes/year)	Owned by	Operated by	Status as of December 31, 2017
PM1	Corrugating Medium Paper	60,000	Orient Paper HB	Orient Paper HB	In production
PM2	Offset Printing Paper	50,000	Orient Paper HB	Orient Paper HB	In production
PM3	Offset Printing Paper	40,000	Orient Paper HB	Orient Paper HB	In production
PM4	Digital Photo Paper	**	Orient Paper Shengde	Orient Paper Shengde	Suspended in June 2016 due to low market demand
PM5	Digital Photo Paper	**	Orient Paper Shengde	Orient Paper Shengde	Suspended in June 2016 due to low market demand
PM6	Corrugating Medium Paper	360,000	Orient Paper Shengde	Orient Paper HB***	In production
PM7*	Specialty paper	10,000	Orient Paper HB	Orient Paper HB	Under renovation and preparing for launch by the end of 2018
PM8*	Tissue paper	15,000	Orient Paper HB	Orient Paper HB	Launched commercial production of packaging paper products in June 2015; base tissue paper production lines under installation and expected to be completed in the first half of 2018.
PM9*	Tissue paper	15,000	Orient Paper HB	Orient Paper HB	Paper machine construction agreement expected to be signed in late 2018

*:	Paper machines under renovation, under construction, or in the planning stage.

**:	PM4 and PM5 have an aggregated coating capacity of 2,500 tonnes per year.

***:	PM6 is funded and owned by Orient Paper Shengde; ancillary facilities that support the PM6 operation are built and owned by Orient Paper HB.

On December 31, 2009, we acquired a digital photo paper production line, including two coating lines that are designated as PM4 and PM5 and ancillary equipment, for a total purchase price of approximately $13.6 million. We suspended production of photo paper in June 2016 and now are upgrading the production line to produce more competitive photo paper products. We expect to resume our digital photo paper production in the near future.

In order to meet the growing domestic demand for paper, which we believe currently exceeds domestic supply in the case of corrugating medium paper, especially in the region of North China, we installed a corrugating medium paper production line (PM6) with a designed capacity of 360,000 tonnes per year. We completed the installation of the new PM6 production line in November 2011 and began commercial production in December 2011.

We have implemented a plan to renovate one of the old production lines that has been idle since the end of 2007. We previously made paper with anti-counterfeit features from that production line. When the renovation is completed, we intend to use the renovated production line to produce high-profit margin specialty papers. Our current plan is to complete the renovation project, put in place a new production and marketing team and launch the renovated production line as PM7 by the end of 2018.

On November 27, 2012, we signed a 15-year lease relating to approximately 49.4 acres of land in the Economic Development Zone in Wei County, Hebei Province, China for the purpose of developing a new tissue paper production plant. We plan to build two tissue paper production lines, each with 15,000 tonnes/year capacity, and other packaging facilities and infrastructures on the leased land. In December 2012, we signed a contract with an equipment contractor in Shanghai to build PM8, the first of our two tissue paper production lines in Wei County. We expect the construction of PM8 to be completed in the first half of 2018. Total estimated cost of the PM8 tissue paper project (not including the construction cost of our infrastructures in the Wei County Industrial Park) is estimated to be up to $22.0 million, of which $21.0 million has been incurred thus far.

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

We sign annual raw materials supplier contracts with our suppliers.  Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2017, we had two large suppliers which accounted for approximately 69% and 8% of our total purchases, respectively.

For the years ended December 31, 2017, two major suppliers who individually accounted for more than 5% of our total purchase are as follows:

	2017 Purchase Amount ($USD, net of applicable VAT)	% of Total Purchase
Company A (Baoding)	56,963,706	68.94%
Company B (Tianjin)	6,450,914	7.80%
Total Major Suppliers	63,414,620	76.74%

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

Research and Development

Our R&D activities are carried out by a task force led by a group of senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling, digital photo paper and tissue paper manufacturing) to R&D expenses and incurred $31,922 and $21,598 in R&D expenses for the years ended December 31, 2017 and 2016, respectively. Our R&D efforts in 2017 has focused on evaluating and developing new products that are in the pipeline for 2017 and included developing and improving the manufacturing process of Light-Weight CMP and the production and packaging technology of tissue paper.

One of our production lines, PM7, is under renovation. Since the fourth quarter of 2010, we have spent approximately $1.57 million in machine parts and new components to renovate this production line, with which we expect to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the renovation project, we cannot guarantee the launch of the specialty paper production (which is tentatively scheduled by the end of 2018) or the success of such renovation.

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

Employees

As of December 31, 2017, we have approximately 527 full time employees. The Company provides private insurance coverage for any workplace accident or injury for all the operators of paper milling machinery in the workshops. These employees are organized into a labor union under the labor laws of the PRC and have collective bargain power against us. We generally maintain good relations with our employees and the labor union.

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

Executive Officers

For information regarding our executive officers as of April 17, 2018, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

Item 1A.	Risk Factors

Risks Relating to our Business

In the past, our ability to continue as a going concern was in doubt. Although we do not currently doubt our ability to continue as a going concern, our liquidity position poses risk to our operations, especially our capacity expansion projects.

As of December 31, 2017, we had current assets of approximately $19.99 million and current liabilities of approximately $21.75 million, resulting in a working capital deficiency of approximately $1.76 million. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. In the event that we fail to raise funds or negotiate terms of the current liabilities sufficient to meet our liquidity needs, we may be forced to substantially curtail our operations or otherwise take measures that would materially and adversely affect our business, results of operations and business prospects.

In addition, from time to time, we investigate financing opportunities with banks and other financial institutions and investors both inside and outside of China, and we may seek long-term financings to pay off liabilities with shorter terms. We may seek additional funds through public and private financing, including equity and debt offering. As of the date of this report, we have not entered into any material binding agreement for additional long-term financing. There can be no assurance that we will be able to secure such financing either from banks or through debt or equity investments from investors.

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

We operate most of our businesses through Orient Paper HB. Our Chairman, Chief Executive Officer and 25.12% shareholder, Zhenyong Liu, owns 93.39% of the equity interest in Orient Paper HB. Conflicts of interests between his duties to us and to Orient Paper HB may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our Company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

Our Call Option Agreement with Orient Paper HB and its shareholders gives our Chinese subsidiary, Orient Paper Shengde or its designated entity or natural person, the option to purchase all or part of the equity interests in Orient Paper HB. The option may not be exercised by Orient Paper Shengde if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of Orient Paper HB, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions may technically apply to the transaction. If these regulations apply, an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts would be required. In addition, an appraisal of the equity interest or the assets to be acquired would also be mandatory. Since the scope of business activities (making of cultural paper products) as defined in the business license of Orient Paper Shengde does not involve the MOFCOM approval and monitoring, we do not believe at this time that an approval or an appraisal is required for Orient Paper Shengde to exercise its option to acquire Orient Paper HB. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity of Orient Paper HB, then we will lose a substantial portion of our ability to control Orient Paper HB and our ability to ensure that Orient Paper HB will act in our interests.

We anticipate to incur significant capital expenditures in 2018.

We expect to incur significant capital expenditures in the tissue paper production line project in 2018 and possibly beyond. We have substantially increased our debt leverage to fund these projects. As of December 31, 2017, we had approximately $11.0 million in capital expenditure commitments that were mainly related to the construction costs of manufacturing equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines, PM8 and PM9, and install other paper production machinery in the future. If we cannot fund or effectively manage our capital expenditures or if our capital expenditures do not lead to the results we anticipate, our business, financial position and operating performance may be materially and adversely affected. An increased debt burden may also materially and adversely affect our liquidity, financial condition and our business. If we are unable to obtain sufficient funding through banking borrowings or generate sufficient operating cash flow internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

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

In addition to our dependence upon wood pulp, recycled white scrap paper and paperboard costs, our operating results depend on the availability and pricing of energy and other raw materials. An interruption in the supply of supplemental chemical agents could cause a material disruption at our mill. In addition, an interruption in the supply of natural gas could cause a material disruption at our facilities. At present, our raw materials including natural gas are purchased from a number of suppliers, of which the three largest suppliers account for over 80% of all purchases. If any of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of natural gas and recycled paper, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal to us on terms or in amounts satisfactory to us.

We have replaced all the coal boilers with natural gas boiler in September 2017, but due to the gas consumption rise significantly, the government will from time to time issue mandated restriction/suspension of natural gas supply for all natural gas consumption industries, including the paper manufacturing industry in order to secure adequate natural gas to households uses in urban and rural areas. We are subject to the risks of natural gas supply restriction and above-mentioned factors. As a result, our business, financial condition and operating results could suffer.

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

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. In 2017, China’s Gross Domestic Product (“GDP”) growth rate was 6.9% as compared to 6.7% in 2016. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business. With the slowdown of GDP growth rate, sales revenue for our offset printing paper and tissue paper in 2017 decreased by approximately 44.03% and 61.18%, respectively, as compared to 2016.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2017, $1 is converted into 6.5342 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Orient Paper HB’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus, if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,554,070 as opposed to RMB 6,534,200 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus, if Orient Paper HB has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $133,079 as opposed to $153,041 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 32.63% appreciation of the Renminbi against the U.S. dollar as of December 31, 2016. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

As of December 31, 2017, there were 21,450,316 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 25.12% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 25.12% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE MKT.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2017, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

The land of our first production base (the “Xushui Paper Mill”), comprising 200 mu, or approximately 33 acres, of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031.  The lease requires an annual payment of approximately $17,798 (RMB 120,000) due by June 30 every year.

The land of the second production base (the “Xingtai Paper Mill”), comprising 300 mu, or approximately 50 acres, of land, is leased from Hebei Tengsheng Paper Co., Ltd. pursuant to a 15 year lease that expires November 27, 2027.  The lease requires an annual payment of approximately $533,942 (RMB 3,600,000) due by November 27 every year.

The office building and essentially all industrial-use buildings at our headquarters (the “Industrial Buildings”) are leased to us by a related party Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), for a term of up to three years starting August 2013, with an annual rental payment of approximately $148,317 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Sale of Headquarters Real Properties to a Related Party.”

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

As of December 31, 2017, our facilities include a total of 8 production lines (PM7 is currently idle and under renovation, and production on PM4 and PM5 (both for digital photo paper) has been suspended), nine warehouses, two office buildings, two cafeterias, and five dormitories.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Orient Paper’s common stock is traded on the NYSE MKT exchange under the symbol “ONP”.

The range of high and low bid prices by quarter from January 1, 2016 through December 31, 2017 is listed below. The quotations are taken from the NYSE MKT. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transaction prices.

Calendar Quarter	High Bid	Low Bid
2016 First Quarter	1.47	1.17
2016 Second Quarter	1.29	1.00
2016 Third Quarter	1.40	0.97
2016 Fourth Quarter	1.54	1.02
2017 First Quarter	1.21	0.93
2017 Second Quarter	1.17	0.90
2017 Third Quarter	1.05	0.78
2017 Fourth Quarter	2.45	0.75
2018 First Quarter (through March 15, 2018)	1.83	1.22

As of April 17, 2018, we had approximately 3,100 shareholders of record of our common stock.

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

The total number of shares of common stock under the 2011, 2012 and 2015 ISPs, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2017, is as follows:

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

The selected financial data set forth below is derived from the consolidated financial statements of the Company. The selected consolidated statements of income and comprehensive income data for the years ended December 31, 2016 and 2017, and the selected consolidated balance sheet data as of December 31, 2016 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this annual report. Our selected consolidated statements of income and comprehensive income data for the year ended December 31, 2013, 2014 and 2015 and the selected consolidated balance sheet data as of December 31, 2013, 2014 and 2015 have been derived from our audited consolidated financial statements not included in this annual report. Our historical results do not necessarily indicate results expected for any future periods. The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Year Ended December 31,
	2017	2016	2015	2014	2013
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME DATA	(in thousands, except per share data)
Revenues	$117,024	$134,745	$135,303	$137,041	$125,718
Gross profit	$19,956	$25,532	$27,861	$22,778	$23,326
Selling, general and administrative expenses	$11,307	$12,402	$9,664	$4,859	$4,567
Gain (Loss) from impairment and disposal of property, plant and equipment	$(3,968)	$(178)	$-	$(710)	$85
Gain from disposal of assets held for sale (1)	$-	$-	$-	$204	$-
Income from operations	$4,680	$12,952	$18,197	$17,413	$18,843
Depreciation	$14,634	$15,288	$13,399	$8,289	$7,795
Interest expense	$2,434	$2,621	$3,158	$1,446	$996
Net income	$1,660	$7,313	$11,542	$11,706	$13,015
Basic and Diluted Earnings per Share	$0.08	$0.34	$0.57	$0.61	$0.71

CONSOLIDATED BALANCE SHEETS DATA
Cash and bank balances	$2,896	$2,333	$2,642	$3,891	$3,131
Accounts receivable, net	$1,844	$3,894	$1,904	$3,730	$3,327
Inventories	$8,474	$5,632	$9,205	$7,140	$11,428
Property, plant, and equipment, net	$189,389	$187,690	$206,191	$208,213	$178,535
Total assets	$218,989	$208,378	$238,627	$239,768	$209,526
Total liabilities	$33,664	$35,622	$62,817	$64,822	$48,473
Total stockholders' equity	$185,325	$172,755	$175,809	$174,945	$161,053

(1)	The gain from disposal of assets held for sale in 2014 was related to the gain from sales of three employee dormitory buildings previously classified as assets held for sale to a related party controlled by our Chairman and Chief Executive Officer Mr. Zhenyong Liu.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this annual report.

Recent Developments

In late January 2018, the Company temporarily suspended its production due to a government-mandated restriction on the natural gas supply, which is the energy resource we need for production. As of March 14, 2018, the company resumed production at its manufacturing facilities. Therefore, the Company’s revenues in the first quarter ended March 31, 2018 and the year ended December 31, 2018 are expected to be significantly impacted.

Results of Operations

Revenue for the year ended December 31, 2017 was $117,023,578, a decrease of $17,721,022, or 13.15%, from $134,744,600 for the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the year ended December 31, 2017 was $117,023,578, a decrease of $17,063,688, or 12.73%, from $134,087,266 for the year ended December 31, 2016. This was mainly due to the decrease in sales volume of regular CMP and offset printing paper, which was partially offset by the increase in ASP of these products.

Total quantities of offset printing paper, CMP and tissue paper products sold during the year ended December 31, 2017 amounted to 235,503 tonnes, a decrease of 99,892 tonnes, or 29.78%, compared to 335,395 tonnes sold in 2016. Total quantities of CMP and offset printing paper sold decreased by 96,779 tonnes in 2017 as compared to 2016. We sold 1,804 tonnes of tissue paper products in 2017 as opposed to 4,917 tonnes in 2016. Production of tissue paper was suspended in September and October for the replacement of coal boilers, and began intermittent production in the following months. In addition, we decreased the production volume of regular CMP, light-Weight CMP and offset printing paper and sales of these products due to environmental conditions in Northern China. The government strengthened its pollution control and rectification measures, resulting in restrictions on production in the manufacturing industry. As a result, the production volume of regular CMP, light-Weight CMP and offset printing paper and sales of these products decreased in 2017 as compared to 2016. The changes in revenue and quantity sold for the year ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016		Change in		Percentage Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	173,399	$80,378,784	230,382	$77,888,753	(56,983)	$2,490,031	-24.73%	3.20%
Light-Weight CMP	33,690	$15,600,281	47,841	$16,736,488	(14,151)	$(1,136,207)	-29.58%	-6.79%
Total CMP	207,089	$95,979,065	278,223	$94,625,241	(71,134)	$1,353,824	-25.57%	1.43%
Offset Printing Paper	26,610	$18,687,657	52,255	$33,390,812	(25,645)	$(14,703,155)	-49.08%	-44.03%
Tissue Paper Products	1,804	$2,356,856	4,917	6,071,213	(3,113)	$(3,714,357)	-63.31%	-61.18%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	235,503	$117,023,578	335,395	$134,087,266	(99,892)	$(17,063,688)	-29.78%	-12.73%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended December 31, 2017, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2017 and 2016 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Year Ended December 31, 2016	$639	$338	$350	$1235
Year Ended December 31, 2017	$702	$464	$463	$1306
Increase from comparable period in the previous year	$63	$126	$113	$71
Increase by percentage	9.86%	37.28%	32.29%	5.75%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of digital photo paper and tissue paper products) for the 24 month period ended December 31, 2017:

Corrugating Medium Paper

Revenue from CMP amounted to $95,979,065 (82.02% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2017, representing an increase of $1,353,824, or 1.43%, from $94,625,241 during 2016.

We sold 207,089 tonnes of CMP in the year ended December 31, 2017 as compared to 278,223 tonnes in the year ended December 31, 2016, representing a 25.57% decrease in quantity sold.

ASP for regular CMP increased from $338/tonne in 2016 to $464/tonne in 2017, representing a 37.28% increase. ASP in RMB for regular CMP in 2016 and 2017 was RMB2,249 and RMB3,125, respectively, representing a 38.95% increase. The quantity of regular CMP sold decreased by 56,983 tonnes, from 230,382 tonnes in 2016 to 173,399 tonnes in 2017.

ASP for light-weight CMP increased from $350/tonne in 2016 to $463/tonne in 2017, representing a $32.29% increase. ASP in RMB for light-weight CMP in 2016 and 2017 was RMB2,327 and RMB3,122, respectively, representing a 34.16% increase. The quantity of light-weight CMP sold decreased by 14,151 tonnes, from 47,841 tonnes in 2016, to 33,690 tonnes in 2017.

Our production was suspended in September and October 2017 due to boiler replacement. Our production volume was also restricted temporarily by the government due to environmental concerns. The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to force the closure of outdated facilities in the next few years. We estimate that the market demand and ASPs for CMP and other packaging paper will remain stable in 2018.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the year ended December 31, 2017 and 2016 were 48.01% and 63.61%, respectively, representing a decrease of 15.60%.

Quantities of sold CMP that was produced by the PM6 production line from January 2016 to December 2017 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $18,687,657 (15.97% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2017, representing a decrease of $14,703,155, or 44.03%, from $33,390,812 in 2016. We sold 26,610 tonnes of offset printing paper in the year ended December 31, 2017, compared to 52,255 tonnes in 2016, a decrease of 25,645 tonnes, or 49.08%. ASPs for offset printing paper in the year ended December 31, 2016 and 2017 was $639/tonne and $702/tonne, respectively, representing a 9.86% increase. We estimate that the market demand and ASP of offset printing paper will remain stable in 2018.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from a long-term supplier and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels, that are marketed and sold under the Orient Paper brand. We sold 1,804 tonnes of tissue paper products and generated revenues of $2,356,856 for the year ended December 31, 2017. We expect to continue to increase production of tissue paper products in the near future.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $nil for the year ended December 31, 2017. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products. We expect to resume our digital photo paper production in the near future.

Changes in revenues and quantities sold of our digital photo paper for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016		Change in		Percentage Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Digital Photo Paper	-	$-	372	$657,334	(372)	(657,334)	-100.00%	-100.00%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the year ended December 31, 2017 was $97,067,627, a decrease of $11,101,613, or 10.26%, from $108,169,240 for the year ended December 31, 2016. This was mainly a result of the decrease in volume sold, partially offset by increase in cost of recycled paper board. Cost of sales for CMP was $79,411,534 for the year ended December 31, 2017, as compared to $77,014,583 in 2016. The increase in the cost of sales of $2,396,951 for CMP was mainly due to the increase in cost of recycled paper board, partially offset by the decrease in the quantities of regular CMP and light-weight CMP sold in the year of 2017. Average cost of sales per tonne for CMP increased by 38.27%, from $277 for the year ended December 31, 2016, to $383 in 2017. The increase was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in 2017 compared to 2016. Cost of sales for offset printing paper was $15,451,146 for the year ended December 31, 2017, as compared to $25,799,916 in 2016. Average cost of sales per tonne of offset printing paper increased by 17.61%, from $494 in the year ended December 31, 2016, to $581 in 2017. Cost of sales for tissue paper products was $2,204,947 for the year ended December 31, 2017. Average cost of sales per tonne of tissue paper products was $1,222 for the year ended December 31, 2017.

Changes in cost of sales and cost per tonne by product for the year ended December 31, 2017 and 2016 are summarized below:

	Year Ended			Year Ended
	December 31, 2017			December 31, 2016			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$66,763,206		$385	$64,540,961		$280	$2,222,245		$105	3.44%	37.50%
Light-Weight CMP	$12,648,328		$375	$12,473,622		$261	$174,706		$114	1.40%	43.68%
Total CMP	$79,411,534		$383	$77,014,583		$277	$2,396,951		$106	3.11%	38.27%
Offset Printing Paper	$15,451,146		$581	$25,799,916		$494	$(10,348,770)		$87	-40.11%	17.61%
Tissue Paper Products	$2,204,947		$1,222	$5,354,741		$1,089	$(3,149,794)		$133	-58.82%	12.21%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$97,067,627	$	n/a	$108,169,240	$	n/a	$(11,101,613)	$	n/a	-10.26%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper for the year ended December 31, 2017 were RMB 1,655/tonne (approximately $245/tonne) and RMB 2,848/tonne (approximately $422/tonne), respectively, as compared to RMB 1,100/tonne (approximately $165/tonne) and RMB 2,323/tonne (approximately 349/tonne) for the year ended December 31, 2016, respectively. These changes (in US dollars) represent a year-over-year increase of 48.48% for the recycled paper board and a year-over-year increase of 20.92% for the recycled white scrap paper. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper. The average unit purchase costs (net of applicable value added tax) of recycled scrap binding margin was RMB 2,415/tonne (approximately $358/tonne) in 2017, as compared to RMB 1,566/tonne (approximately $235/tonne) in 2016.

The pricing trends of our major raw materials for the 24-month period from January 2016 to December 2017 are shown below:

Electricity and gas are our two main energy sources. In order to reduce carbon emissions, we have been required to reduce coal consumption by the local government. After replacing some of the coal burning boilers with gas boilers, we started using natural gas in December 2016 and liquefied gas in February 2017, which accounted for approximately 4% of total sales in 2017. Electricity and coal accounted for approximately 7% and 3% of total sales in 2017, respectively, compared to 8% and 4% of total sales in 2016. As all the coal boilers were replaced in September 2017, we won’t be using coal in the future. The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2017 are summarized as follows:

Gross Profit

Gross profit for December 31, 2017 was $19,955,951 (17.05% of the total revenue), representing a decrease of $5,575,932, or 21.84%, from the gross profit of $25,531,883 (18.95% of the total revenue) for the year ended December 31, 2016. The decrease was mainly due to (i) the decrease in quantities sold and (ii) the increase of material purchase price of CMP, partially offset by the increase of ASP of regular CMP.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the year ended December 31, 2017 was $19,955,951, a decrease of $5,962,075, or 23.00%, from the gross profit of $25,918,026 for the year ended December 31, 2016. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 2.28 percentage points, from 19.33% for the year ended December 31, 2016, to 17.05% for the year ended December 31, 2017.

Gross profit margin for regular CMP for the year ended December 31, 2017 was 16.94%, or 0.20 percentage points lower, as compared to gross profit margin of 17.14% for the year ended December 31, 2016.

Gross profit margin for light-weight CMP for the year ended December 31, 2017 was 18.92%, or 6.55 percentage points lower, as compared to gross profit margin of 25.47% for the year ended December 31, 2016.

Gross profit margin for offset printing paper was 17.32% for the year ended December 31, 2017, a decrease of 5.41 percentage points, as compared to 22.73% for the year ended December 31, 2016.

Gross profit margin for tissue paper products for the year ended December 31, 2017 was 6.45%, a decrease of 5.35 percentage points, as compared to 11.80% for the year ended December 31, 2016.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2017 are as follows:

Digital Photo Paper

Profit for digital photo paper for the year ended December 31, 2017 was $nil, compared with a loss of $386,143 for the year ended December 31, 2016. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products. We expect to resume our digital photo paper production in the near future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2017 were $11,307,395, a decrease of $1,094,463, or 8.82% from $12,401,858 for the year ended December 31, 2016. The expenses were higher in 2016 because the Company issued 1,133,916 shares of common stock, valued at $1,417,395, pursuant to the Company’s compensatory incentive plans in January 2016.

Income from Operations

Operating income for the year ended December 31, 2017 was $4,680,267, a decrease of $8,271,452, or 63.86%, from $12,951,719 for the year ended December 31, 2016. The decrease in operating income was primarily due to the decrease in gross profit and loss from impairment of fixed assets and disposal of coal burning boilers, partially offset by the decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the year ended December 31, 2017 decreased by $187,377, from $2,621,147 in the year ended December 31, 2016, to $2,433,770. The Company had short-term and long-term interest-bearing loans and related party loans that aggregated $25,466,009 as of December 31, 2017, as compared to $28,766,346 as of December 31, 2016. The interest incurred during the year ended December 31, 2017 and 2016, were $nil and $53,535 (a portion of interest related to the sale-leaseback arrangement with CNFTFL), respectively, and were capitalized as soft-cost of construction-in-progress.

Net Income

As a result of the above, net income was $1,659,788 for the year ended December 31, 2017, representing a decrease of $5,653,188, or 77.30%, from $7,312,976 for year ended December 31, 2016.

Accounts Receivable

Net accounts receivable decreased by $2,050,754, or 52.66%, to $1,843,682 as of December 31, 2017, as compared with $3,894,436 as of December 31, 2016. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 88.37% of total value of inventory as of December 31, 2017) and finished goods. As of December 31, 2017, the recorded value of inventory increased by 50.46% to $8,474,165 from $5,632,030 as of December 31, 2016. As of December 31, 2017, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $6,337,374, approximately $2,999,725, or 89.88%, higher than the balance as of December 31, 2016. The increase was mainly due to the increase of unit cost of recycled paper board in 2017. We made additional purchases of paper board as a hedge against further increases in cost.

A summary of changes in major inventory items is as follows:

	December 31, 2017	December 31, 2016	$ Change	% Change
Raw Materials
Recycled paper board	$6,337,374	$3,337,649	2,999,725	89.88%
Recycled white scrap paper	862,734	-	862,734	-
Recycled scrap binding margin	-	547,803	-547,803	-100.00%
Tissue base paper	25,236	87,641	-62,405	-71.21%
Coal & gas	71,674	242,307	-170,633	-70.42%
Digital photo base paper and other raw materials	191,419	177,823	13,596	7.65%
Total Raw Materials	7,488,437	4,393,223	3,095,214	70.45%

Finished Goods	985,728	1,238,807	-253,079	-20.43%
Totals	$8,474,165	$5,632,030	2,842,135	50.46%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $6,544,342 as of December 31, 2017, an increase of 3,822,072, or 140.40%, from $2,722,270 as of December 31, 2016. Accounts payable was $422,705 and $559,952 as of December 31, 2017 and December 31, 2016, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Hebei and Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou and Bank of Hebei were $6,121,637 and $2,162,318 as of December 31, 2017 and December 31, 2016, respectively. We have paid off bank acceptance notes of $2,295,614 in February 2017. We also acquired additional bank acceptance notes of $6,121,637 from Bank of Cangzhou in January 2017, which we paid off in January 2018.

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had a net working capital deficit of $1,770,736, a decrease of $4,337,533, from the net working capital deficit of $6,108,269 at December 31, 2016. Total current assets as of December 31, 2017 amounted to $19,986,797. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $6,121,637 was included in our current assets as of December 31, 2017. Restricted cash is deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank. The acceptance notes were due and paid off in January 2018.

Current liabilities as of December 31, 2017 totaled $21,757,533, an increase of $1,171,942, from the December 31, 2016 balance of $20,585,591. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $6,121,637 as of December 31, 2017, representing an increase of $3,959,319, or 183.11%, from $2,162,318 as of December 31, 2016. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require monthly and quarterly interest payments, with one large balloon payment upon maturity.

From time to time, we investigate financing opportunities with banks and other financial institutions and investors both inside and outside of China, and we may seek long-term financings to pay off liabilities with shorter terms. We may seek additional funds through public and private financing, including equity and debt offering. As of the date of this report, we have not entered into any material binding agreement for additional long-term financing. There can be no assurance that we will be able to secure such financing either from banks or through debt or equity investments from investors. If we are unable to obtain sufficient outside financing, whether short-term or long-term, or generate sufficient operating cash flow internally, the progress of our construction or renovation projects may slow down or may otherwise be negatively affected. We may also have to curtail the scope of our capital expenditure projects or shelve some components of such projects, such as, delaying the installation of PM9 until additional capital resources are available.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$23 million). Pursuant to the Lease Financing Agreement, Orient Paper HB sold some equipment to CNFTFL for RMB 150 million (approximately US$23 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,296) to CNFTFL to buy back all of the Leased Equipment.

On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”), to amend and restate the Lease Financing Agreement entered into in 2013 (the “2013 Agreement”) with the final repayment date extended to June 21, 2017. Orient Paper HB made install payments at revised schedule until it was fully paid off in August 2017. All the Lease Equipment was bought back at the nominal price according to the agreement. The balance of the long-term obligations under capital lease were $nil as of December 31, 2017 and December 31, 2016, and its current portion in the amount of $nil and $8,786,528, respectively.

Total interest expenses for the sale-leaseback arrangement for the years ended December 31, 2017 and 2016 were $795,163 and $749,867, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain was amortized over the lease term and as an offset to depreciation of the Leased Equipment. In term of the extension of the new payment schedule, the deferred gain was amortized over the remaining lease term through June 21, 2017.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $148,317 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $60,378 and $56,872, which was recorded as part of the current liabilities as of December 31, 2017 and December 31, 2016, respectively.

Capital Expenditure Commitment as of December 31, 2017

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures 2017 were primarily financed by cash generated from business operations. As of December 31, 2017, we had approximately $11 million in capital expenditure commitments that were mainly related to the construction costs of building equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery. These commitments are expected to be financed by bank loans and cash flows generated from our business operations and loans.

Capital Expenditures

Our committed capital expenditures for the next 12 months are approximately $11 million, which mainly includes budgeted costs for the projects described below.

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $124 million (of which $116 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $103 million (of which $94 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $22 million (of which $22 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line would be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the first half of 2018. We have experienced delays resulting from our inability to obtain approval for a coal burning boiler in the PM8 production line from the Hebei Provincial Government. According to the latest regulation announced by the Hebei Provincial Government, coal burning boilers are no longer allowed for new plants. We will use gas boilers and launch biomass co-generation projects to replace the coal burning boilers. We are consulting with relevant government departments on this solution. The delay of completion of the PM8 production line did not have any major financial impact on our current period earnings, as we did not previously budget significant revenue or net earnings from the PM8 production line tissue paper for 2017.

We plan to build a second 15,000 tonnes/year tissue paper production line (designated as PM9) at an estimated cost of $7.8 million after the PM8 production line is put into production.

Digital Photo Paper PM4 and PM5 Production Lines

On December 31, 2009, we acquired a digital photo paper production line, including two coating lines that are designated as PM4 and PM5 and ancillary equipment, for a total purchase price of approximately $13.6 million. We suspended production of photo paper in June 2016 and now are upgrading the production line to produce more competitive photo paper products. We expect to resume our digital photo paper production in the near future.

Cash ,Cash Equivalents and restricted cash

Our cash, cash equivalents and restricted cash as of December 31, 2017 was $9,017,427, an increase of $4,522,463, from $4,494,964 as of December 31, 2016. The increase of cash and cash equivalents for the year ended December 31, 2017 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $18,151,788 for the year ended December 31, 2017. The balance represented an increase of cash of $2,874,266, or 18.81%, from $15,277,522 provided for the year ended December 31, 2016. Net income for the year ended December 31, 2017 was $1,659,788, representing a decrease of $5,653,188, or 77.30%, from a net income of $7,312,976 for the year ended December 31, 2016. Changes in various asset and liability account balances throughout the year ended December 31, 2017 also contributed to the net change in cash from operating activities in year ended December 31, 2017. Chief among such changes is the decrease of accounts receivable in the amount of $2,265,428 during the year of 2017 and the increase of notes payable in the amount of $3,707,933. There was also an increase of $2,417,942 in the ending inventory balance as of December 31, 2017 (a decrease to net cash for the year ended December 31, 2017 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $14,633,780. The Company also had a net increase of $79,264 in prepayment and other current assets (a decrease to net cash) and a net decrease of $1,495,164 in other payables and accrued liabilities and due to a related party (a decrease to net cash), as well as a decrease in income tax payable of $839,047 (a decrease to net cash) during the year ended December 31, 2017.

 ii. Net cash used in investing activities

We incurred $9,321,636 in net cash expenditures for investing activities during the year ended December 31, 2017, as compared to $11,545,029 for the year ended December 31, 2016. Expenditures in the year ended December 31, 2017 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash used in financing activities

Net cash used in financing activities was $8,624,970 for the year ended December 31, 2017, as compared to net cash used in financing activities in the amount of $3,681,346 for the year ended December 31, 2016. The increase was mainly attributable to (i) repayment of short-term and long-term loans and capital leases during the year ended December 31, 2017, and (ii) cash outflow of $3,707,933 from the increase of restricted deposits for notes payables to Bank of Cangzhou.

Short-term bank loans

		December 31,	December 31,
		2017	2016
Bank of Hebei	(a)	$-	$2,162,318
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(b)	-	2,883,091
ICBC Loan 2	(c)	4,285,145	-
ICBC Loan 3	(d)	2,907,778	-
Total short-term bank loans		$7,192,923	$5,045,409

(a)	On July 8, 2016, the Company entered into a working capital loan agreement with the Bank of Hebei, with a balance of $2,162,318 as of December 31, 2016. The loan bears a fixed interest rate of 5.22% per annum. The working capital loan was guaranteed by the CEO and Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank. The loan was due and repaid on July 6, 2017.

(b)	On September 13, 2016, the Company entered into a working capital loan agreement with ICBC, with a balance of $2,883,091 as of December 31, 2016. The loan bears a fixed interest rate of 4.5675% per annum. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan was due and repaid on September 7, 2017.

(c)	On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,285,145 as of December 31, 2017. The working capital loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due and repaid on January 8, 2018.

(d)	On October 18, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,907,778 as of December 31, 2017. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.945% per annum. The loan will be due on October 12, 2018.

As of December 31, 2017, there were guaranteed short-term borrowings of $7,192,923 and unsecured bank loans of $nil. As of December 31, 2016, there were guaranteed short-term borrowings of $5,045,409 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2017 and 2016 were approximately 5.27% and 8.05%, respectively.

Long-term loans from credit union

As of December 31, 2017 and 2016, loans payable to Rural Credit Union of Xushui County, amounted to $7,560,221 and $4,843,592, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $191,301, of which $68,868 was paid ahead of its original repayment schedule. As of December 31, 2017 and 2016, total outstanding loan balance was $1,316,152 and $1,239,729, respectively. Out of the total outstanding loan balance, current portion amounted were $1,316,152 and $nil as of December 31, 2017 and December 31, 2016, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,239,729 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2017 and December 31, 2016 respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $7,963,285 and $9,813,294 as of December 31, 2017 and December 31, 2016, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $198,953, of which $61,216 was paid ahead of its original repayment schedule. As of December 31, 2017 and 2016, the total outstanding loan balance was $3,826,022 and $3,603,863, respectively. Out of the total outstanding loan balance, current portion amounted were $3,826,022 and $nil as of December 31, 2017 and December 31, 2016, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $3,603,863 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2017 and December 31, 2016 respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of December 31, 2017 the total outstanding loan balance was $2,418,047, out of which $1,224,328 and $1,193,719 are presented as current and non-current liabilities in the consolidated balance sheet respectively.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2017 and 2016 were $1,196,814 and $1,411,731, respectively.

Shareholder Loans

Mr. Zhenyong Liu has loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $392,296 of interest is still outstanding to Mr. Zhenyong Liu and is recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2017.

On December 10, 2014, the CEO provided an unsecured loan to the Company of $ 9,182,455 (RMB 60,000,000) , for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The loan will be due on December 2, 2020. The Company repaid $6,012,416 to Mr. Zhenyong Liu in 2016. As of December 31, 2017, the outstanding loan balance was $3,060,818 and the accrued interest was $45,912 which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with the CEO which allows Orient Paper HB to borrow from the CEO an amount up to $18,364,911 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. The loan matures on July 12, 2021. As of December 31, 2017 and 2016, the outstanding loan balance were $7,652,047 and $7,207,727, respectively, and the accrued interest was $110,476 and $104,062, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2017 and 2016, total amount of loans due to the CEO were $10,712,865 and $10,090,817, respectively. The interest expense incurred for such related party loans are $451,626, $513,084 and $740,150 for the years ended December 31, 2017, 2016 and 2015, respectively. The accrued interest owe to the CEO was approximately $548,684 and $516,825, as of December 31, 2017 and December 31, 2016, respectively, which was recorded in other payables and accrued liabilities.

During the years ended December 31, 2017 and 2016, the Company borrowed $nil and $14,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by December 31, 2017.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2017 and 2016, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2017 and 2016 to translate the Chinese RMB to the U.S. Dollars are 6.5342:1 and 6.9370:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.7423:1, and 6.6529:1 for the years ended December 31, 2017 and 2016, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., (formerly known as Dongfang Trading Co.,) for its long-term bank loans in an amount of $8,570,292 (RMB56,000,000), which matures at various times in 2018. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net), which is effective upon adoption of ASU 2014-09. This ASU clarifies the implementation guidance in ASU 2014-09 on principal versus agent considerations. These ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company will adopt ASU 2014-09, and its related clarifying ASUs, as of January 1, 2018. The Company anticipates adopting the standard using the modified retrospective transition approach. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. We do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that are required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements. The Company had $6,121,637 and $2,162,318 of restricted cash as of December 31, 2017 and December 31, 2016, respectively.

In January 2017, the FASB issued ASU No. 2017-01, “‘Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted so long as the transaction has not been reported in financial statements that have been issued or made available for issuance. We do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “‘Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

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

Our audited financial statement for the fiscal year ended December 31, 2017 and 2016, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Orient Paper, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Orient Paper, Inc. (the Company) as of December 31, 2017, and the related consolidated statement of income and comprehensive income (loss), statement of changes in stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since March 25, 2018.

San Mateo, California

April 17, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Orient Paper, Inc.

We have audited the accompanying consolidated balance sheets of Orient Paper, Inc. (the “Company”) as of December 31, 2016 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, The People’s Republic of China

March 22, 2017 except for liquidity and going concern discussed in Note 2, as to which the date is April 17, 2018

ORIENT PAPER, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016
ASSETS

Current Assets
Cash and bank balances	$2,895,790	$2,332,646
Restricted cash	6,121,637	2,162,318
Accounts receivable (net of allowance for doubtful accounts of $37,626 and $79,478 as of December 31, 2017 and 2016, respectively)	1,843,682	3,894,436
Inventories	8,474,165	5,632,030
Prepayments and other current assets	651,523	455,892

Total current assets	19,986,797	14,477,322

Property, plant, and equipment, net	189,388,709	187,689,880
Value-added tax recoverable	3,041,416	2,945,575
Deferred tax asset non-current	6,572,559	3,264,841

Total Assets	$218,989,481	$208,377,618

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$7,192,923	$5,045,409
Current portion of long-term loans from credit union	6,366,502	-
Current obligations under capital lease	-	8,786,528
Accounts payable	422,705	559,952
Advance from customers	-	28,831
Notes payable	6,121,637	2,162,318
Due to a related party	60,378	56,872
Accrued payroll and employee benefits	231,247	209,936
Other payables and accrued liabilities	836,337	2,424,778
Income taxes payable	525,804	1,310,967

Total current liabilities	21,757,533	20,585,591

Loans from credit union	1,193,719	4,843,592
Loans from a related party	10,712,865	10,090,817
Deferred gain on sale-leaseback	-	102,232

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $31,235,520 and $35,618,995 as of December 31, 2017 and 2016, respectively)	33,664,117	35,622,232

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 21,450,316 shares issuedand outstanding as of December 31, 2017 and 2016, respectively	21,450	21,450
Additional paid-in capital	50,635,243	50,635,243
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income (loss)	5,468,799	(5,441,391)
Retained earnings	123,119,298	121,459,510

Total stockholders' equity	185,325,364	172,755,386

Total Liabilities and Stockholders' Equity	$218,989,481	$208,377,618

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended
	December 31,
	2017	2016

Revenues	$117,023,578	$134,744,600

Cost of sales	(97,067,627)	(109,212,717)

Gross Profit	19,955,951	25,531,883

Selling, general and administrative expenses	(11,307,395)	(12,401,858)
Loss on impairment of assets	(2,291,027)	-
Loss from disposal of property, plant and equipment	(1,677,262)	(178,306)

Income from Operations	4,680,267	12,951,719

Other Income (Expense):
Interest income	34,590	96,976
Subsidy income	41,529	-
Interest expense	(2,433,770)	(2,621,147)

Income before Income Taxes	2,322,616	10,427,548

Provision for Income Taxes	(662,828)	(3,114,572)

Net Income	1,659,788	7,312,976

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	10,910,190	(11,784,410)

Total Comprehensive Income (Loss)	$12,569,978	$(4,471,434)

Earnings Per Share:

Basic and Diluted Earnings per Share	$0.08	$0.34

Outstanding – Basic and Diluted	21,450,316	21,416,143

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total
Balance at January 1, 2016	20,316,400	$20,316	$49,218,982	$6,080,574	$6,343,019	$114,146,534	$175,809,425
Issuance of shares to officer and directors	1,133,916	1,134	1,416,261	-	-	-	1,417,395
Foreign currency translation adjustment	-	-	-	-	(11,784,410)	-	(11,784,410)
Net income for the year of 2016	-	-	-	-	-	7,312,976	7,312,976
Balance at December 31, 2016	21,450,316	$21,450	$50,635,243	$6,080,574	$(5,441,391)	$121,459,510	$172,755,386
Foreign currency translation adjustment	-	-	-	-	10,910,190	-	10,910,190
Net income for the year of 2017	-	-	-	-	-	1,659,788	1,659,788
Balance at December 31, 2017	21,450,316	$21,450	$50,635,243	$6,080,574	$5,468,799	$123,119,298	$185,325,364

See accompanying notes to consolidated financial statements.

ORIENT PAPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended
	December 31,
	2017	2016

Cash Flows from Operating Activities:
Net income	$1,659,788	$7,312,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,633,780	15,287,509
Loss from impairment and disposal of property, plant and equipment	3,968,289	178,306
(Recovery from) Allowance for bad debts	(45,309)	44,938
Share-based compensation expenses	-	1,417,395
Deferred tax	(3,010,577)	(1,959,494)
Changes in operating assets and liabilities:
Accounts receivable	2,265,428	(2,246,882)
Prepayments and other current assets	(79,264)	1,410,080
Inventories	(2,417,942)	3,112,465
Accounts payable	(166,464)	336,507
Advance from customers	(29,663)	26,173
Notes payable	3,707,933	(11,273,279)
Due to a related party	-	(300,621)
Accrued payroll and employee benefits	8,111	(300,275)
Other payables and accrued liabilities	(1,503,275)	1,509,196
Income taxes payable	(839,047)	722,528
Net Cash Provided by Operating Activities	18,151,788	15,277,522

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,380,702)	(11,586,214)
Proceeds from sale of property, plant and equipment	59,066	41,185

Net Cash Used in Investing Activities	(9,321,636)	(11,545,029)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	3,020,208
Repayments of related party loans	-	(6,026,416)
Proceeds from short term bank loans	12,903,609	6,463,347
Proceeds from credit union loans	2,373,077	-
Repayment of bank loans	(11,153,463)	(14,730,418)
Payment of capital lease obligation	(9,040,260)	(675,139)
(Increase in) Release of restricted cash	(3,707,933)	8,267,072

Net Cash Used in Financing Activities	(8,624,970)	(3,681,346)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	357,962	(360,418)

Net Increase (Decrease) in Cash and Cash Equivalents	563,144	(309,271)

Cash and Cash Equivalents - Beginning of Year	2,332,646	2,641,917

Cash and Cash Equivalents - End of Year	$2,895,790	$2,332,646

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$2,103,340	$2,414,458
Cash paid for income taxes	$4,512,453	$4,351,538

Cash and bank balances	2,895,790	2,332,646
Restricted cash	6,121,637	2,162,318
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	9,017,427	4,494,964

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

On February 10, 2010, Orient Paper Shengde and the Orient Paper HB Equity Owners entered into a Termination of Loan Agreement to terminate the abovementioned $10,000,000 Loan Agreement. Because of the Company’s decision to fund future business expansions through Orient Paper Shengde instead of Orient Paper HB, the $10,000,000 loan contemplated was never made prior to the point of termination. The parties believe the termination of the Loan Agreement does not in itself compromise the effective control of the Company over Orient Paper HB and its businesses in the PRC.

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary (the “Primary Beneficiary”) of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Orient Paper HB for the years ended December 31, 2017 and 2016 was accounted for 100% and 99.51%, respectively, of the Company’s total revenue for the same years. Orient Paper HB also accounted for 87.96% and 86.23% of the total assets of the Company as of December 31, 2017 and 2016, respectively.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, details of the Company’s subsidiaries and variable interest entity are as follows:

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

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregated the financial information of Orient Paper HB in the table below. The aggregate carrying value of Orient Paper HB’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2017 and 2016 are as follows:

	December 31,	December 31,
	2017	2016
	( Unaudited)
ASSETS

Current Assets
Cash and bank balances	$2,681,942	$2,005,288
Restricted cash	6,121,637	2,162,318
Accounts receivable	1,843,682	3,894,435
Inventories	8,431,972	5,592,230
Prepayments and other current assets	646,598	451,349

Total current assets	19,725,831	14,105,620

Property, plant, and equipment, net	167,727,768	162,779,492
Deferred tax asset non-current	5,167,288	2,804,019

Total Assets	$192,620,887	$179,689,131

LIABILITIES

Current Liabilities
Short-term bank loans	$7,192,923	$5,045,409
Current portion of long-term loans from credit union	5,142,175	-
Current obligations under capital lease		8,786,528
Accounts payable	422,705	559,952
Advance from customers		28,831
Notes payable	6,121,637	2,162,318
Due to a related party	60,378	56,872
Accrued payroll and employee benefits	227,163	206,642
Other payables and accrued liabilities	836,309	2,424,751
Income taxes payable	519,365	1,311,051

Total current liabilities	20,522,655	20,582,354

Loans from credit union	-	4,843,592
Loans from a related party	10,712,865	10,090,817
Deferred gain on sale-leaseback	-	102,232

Total liabilities	$31,235,520	$35,618,995

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

Liquidity and Going Concern

As of December 31, 2016, the Company had current assets of $14,477,322 and current liabilities of $20,585,591 (including amounts due to related parties of $573,697), resulting in a working capital deficit of approximately $6,108,269. In addition, included in the current liabilities, there was an overdue amount of RMB 20,000,000 (US$3,006,208) in respect of the sale-leaseback arrangement (the “Lease Financing Agreement”) with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”). See “Financing with Sale-Leaseback” under Note (7), Loans Payable, for details. Therefore, there was a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business as of December 31, 2016.

On August 24. 2017, the Company has paid off the total outstanding amount, including overdue amount, in respect of the Lease Financing Agreement with CNFTFL. As of December 31, 2017, the working capital deficit decreased by $4,337,533 to $1,770,736 compared to December 31, 2016.  The management evaluated that there is no conditions or events, considered in aggregate, that may raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2017.

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

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2017 and 2016 to translate the Chinese RMB to the U.S. Dollars are 6.5342:1, and 6.9370:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.7423:1 and 6.6529:1 for the years ended December 31, 2017 and 2016, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2017 and 2016, and revenues and expenses for the years ended December 31, 2017 and 2016. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, Orient Paper considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2017 and 2016, the balance of allowance for doubtful accounts was $37,626 and $79,478, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
Allowance of doubtful accounts	2017	2016

Opening balance	$79,478	$38,865
Provision (Reversal) for the year	(45,309)	44,938
Exchange difference	3,457	(4,325)

Closing balance	$37,626	$79,478

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. No provision in inventories has been provided for the years ended December 31, 2017 and 2016.

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

For the years ended December 31, 2017 and 2016, Orient Paper made transfers of $nil to this reserve fund. As a result of net loss in fiscal year 2017 and 2016 of Orient Paper Shengde, no statutory reserves were provided for the year ended December 31, 2017 and 2016. The Company’s variable interest entity Orient Paper HB, the statutory reserve account of which has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) since December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2017 and 2016.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil for the years ended December 31, 2017 and 2016.

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

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $nil of advertising and promotion costs for the years ended December 31, 2017 and 2016.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $31,922 and $21,598 for the years ended December 31, 2017 and 2016, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company received the government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management's expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2017 and 2016, the Company received government subsidies of $41,529 and $nil, which are recognized as subsidy income in the consolidated statements of income in that fiscal year.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2017 and 2016, the carrying value of the Company’s short term financial instruments, such as cash and bank balances, accounts receivable, accounts and notes payable, short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments; while loans from credit union, loans from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

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

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash of $6,121,637 as of December 31, 2017 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from these banks (see Note (9)). The restriction will be lifted upon the maturity of the notes payable on January 5, 2018.

Restricted cash of $2,162,318 as of December 31, 2016 was presented for the cash deposited at the Bank of Hebei for purpose of securing the bank acceptance notes from these banks. The restriction has been lifted upon the maturity of the notes payable on February 1, 2017.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of and December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Raw Materials
Recycled paper board	$6,337,374	$3,337,649
Recycled white scrap paper	862,734	-
Recycled scrap binding margin	-	547,803
Coal & gas	71,674	242,307
Base paper and other raw materials	216,655	265,464
	7,488,437	4,393,223
Finished Goods	985,728	1,238,807
Totals	$8,474,165	$5,632,030

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Prepaid land lease	$459,123	$432,464
Prepayment for purchase of materials	183,649	4,325
Others	8,751	19,103
	$651,523	$455,892

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Property, plant and equipment

As of December 31, 2017 and 2016, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2017	2016
Property, Plant, and Equipment:
Land use rights	$12,479,814	$11,755,168
Building and improvements	98,866,703	92,927,111
Machinery and equipment	118,670,578	123,932,336
Vehicles	593,265	590,619
Construction in progress	36,077,498	25,084,416
Totals	266,687,858	254,289,650
Less: accumulated depreciation and amortization	(77,299,149)	(66,599,770)
Property, Plant and Equipment, net	$189,388,709	$187,689,880

As of December 31, 2017 and December 31, 2016, land use rights represented two parcel of state-owned lands located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

The Company entered into a sale-leaseback arrangement with a leasing company in China on June 16, 2013 for a total financing proceeds in the amount of RMB 150 million (approximately US$23 million). Under the sale-leaseback arrangement, Orient Paper HB sold certain of its paper manufacturing equipment to the leasing company for an amount of RMB 150 million (approximately US$23 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment (“Leased Equipment”) sold to the leasing company for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,296) to the leasing company and buy back all of the Leased Equipment. The sale-leaseback was treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment was included as part of the property, plant and equipment of the Company during the lease period. As a result of the sale, a deferred gain on sale of Leased Equipment in the amount of $1,379,282 was created at the closing of the transaction and presented as a non-current liability. The deferred gain has been amortized by the Company during the lease term and used to offset the depreciation of the Leased Equipment. See ”Financing with Sale-Leaseback” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

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

On August 24, 2017, the Company made a final payment on outstanding obligations and bought back all of the Lease Equipment at nominal price according to the agreement. The lease assets were reclassified as own assets and capital lease cost were $nil and $24,328,940 as of December 31, 2017 and December 31, 2016, respectively.

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County Industrial Park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in 2018. For the years ended December 31, 2017 and 2016, the amount of interest capitalized is $9,833 and $53,535, respectively.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016, certain property, plant and equipment of Orient Paper HB with net values of $7,963,285 and $9,813,294, respectively, have been pledged pursuant to a long-term loan from credit union of Orient Paper HB. In addition, land use right of Orient Paper HB with net values of $6,437,419 and $nil as of December 31, 2017 and 2016 were pledged for the bank loan from Bank of Industrial & Commercial Bank of China. See ”Short-term bank loans ” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

As of December 31, 2017 and 2016, land use right with net values of $nil and $6,200,401 was pledged for the saleleaseback financing. In addition, production equipment of Orient Paper Shengde with net value of $nil and $23,654,125 as of December 31, 2017 and 2016 has been pledged for the guarantee of Orient Paper HB’s performance under the capital lease. See “ Financing with Sale-Leaseback ” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $14,633,780 and $15,287,509 for the years ended December 31, 2017 and 2016, respectively.

(7) Loans Payable

Short-term bank loans

		December 31,	December 31,
		2017	2016
Bank of Hebei	(a)	$-	$2,162,318
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(b)	-	2,883,091
ICBC Loan 2	(c)	4,285,145	-
ICBC Loan 3	(d)	2,907,778	-
Total short-term bank loans		$7,192,923	$5,045,409

(a)	On July 8, 2016, the Company entered into a working capital loan agreement with the Bank of Hebei, with a balance of $2,162,318 as of December 31, 2016. The loan bears a fixed interest rate of 5.22% per annum. The working capital loan is guaranteed by the Company’s CEO and Hebei Tengsheng with its land use right and real property pledged by Hebei Tengsheng as collateral for the benefit of the bank. The loan was due and repaid on July 6, 2017.

(b)	On September 13, 2016, the Company entered into a working capital loan agreement with ICBC, with a balance of $2,883,091 as of December 31, 2016. The loan bears a fixed interest rate of 4.5675% per annum. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan was due and repaid on September 7, 2017.

(c)

On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,285,145 as of December 31, 2017. The working capital loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due and repaid on January 8, 2018.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)	On October 18, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,907,778 as of December 31, 2017. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.945% per annum. The loan will be due on October 12, 2018.

As of December 31, 2017, there were guaranteed short-term borrowings of $7,192,923 and unsecured bank loans of $nil. As of December 31, 2016, there were guaranteed short-term borrowings of $5,045,409 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2017 and 2016 were approximately 5.27% and 8.05%, respectively.

Long-term loans from credit union

As of December 31, 2017 and 2016, loans payable to Rural Credit Union of Xushui County, amounted to $7,560,221 and $4,843,592, respectively.

	December 31,	December 31,
	2017	2016
Rural Credit Union of Xushui County Loan 1	$1,316,152	$1,239,729
Rural Credit Union of Xushui County Loan 2	3,826,022	3,603,863
Rural Credit Union of Xushui County Loan 3	2,418,047	-
Total	7,560,221	4,843,592
Less: Current portion of long-term loans from credit union	(6,366,502)	-
Long-term loans from credit union	$1,193,719	$4,843,592

As of December 31, 2017, the Company’s long-term debt repayments for the next five years were as follows:

Amount
Fiscal year
2018	$6,366,502
2019	1,193,719
2020	-
2021	-
2022	-
Total	7,560,221

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $191,301, of which $68,868 was paid ahead of its original repayment schedule. As of December 31, 2017 and 2016, total outstanding loan balance was $1,316,152 and $1,239,729, respectively. Out of the total outstanding loan balance, current portion amounted were $1,316,152 and $nil as of December 31, 2017 and December 31, 2016, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,239,729 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2017 and December 31, 2016 respectively.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $8,186,436 and $9,813,294 as of December 31, 2017 and December 31, 2016, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $198,953, of which $61,216 was paid ahead of its original repayment schedule. As of December 31, 2017 and 2016, the total outstanding loan balance was $3,826,022 and $3,603,863, respectively. Out of the total outstanding loan balance, current portion amounted were $3,826,022 and $nil as of December 31, 2017 and December 31, 2016, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $3,603,863 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2017 and December 31, 2016 respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of December 31, 2017 the total outstanding loan balance was $2,418,047, out of which $1,224,328 and $1,193,719 are presented as current and non-current liabilities in the consolidated balance sheet respectively.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2017 and 2016 were $1,196,814 and $1,411,731, respectively.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with CNFTFL on June 16, 2013, for a total financing proceeds in the amount of RMB 150 million (approximately US$23 million). Under the sale-leaseback arrangement, Orient Paper HB sold the Leased Equipment to CNFTFL for RMB 150 million (approximately US$23 million). Concurrent with the sale of equipment, Orient Paper HB leases back all of the equipment sold to CNFTFL for a lease term of three years. At the end of the lease term, Orient Paper HB may pay a nominal purchase price of RMB 15,000 (approximately $2,296) to CNFTFL and buy back all of the Leased Equipment. The sale-leaseback was treated by the Company as a mere financing and capital lease transaction, rather than a sale of assets (under which gain or loss is immediately recognized) under ASC 840-40-25-4. All of the Leased Equipment were included as part of the property, plant and equipment of the Company for the periods presented; while the net present value of the minimum lease payment (including a lease service charge equal to 5.55% of the amount financed, i.e. approximately US$1.36 million) was recorded as obligations under capital lease and was calculated with CNFTFL’s implicit interest rate of 6.15% per annum and stated at $25,750,170 at the inception of the lease on June 16, 2013.

Orient Paper HB made all payments due according to the schedule prior to December 15, 2014. On December 15, 2014, Orient Paper HB stopped making principal payments and entered into negotiations with the CNFTFL regarding a modified payment schedule for the remaining obligations. On July 1, 2015, Orient Paper HB, China Orient, and other guarantors of Lease Financing Agreement, entered into an agreement (the “2015 Agreement”), to amend and restate the Lease Financing Agreement entered into in 2013 (the “2013 Agreement”). The 2015 Agreement sets forth a modified and extended payment schedule with respect to the remaining payment obligation, with the final repayment date extended to June 21, 2017. Under the 2015 Agreement, the interest accrues at a rate of 15% per annum starting on June 16, 2015, and is payable on the 20th of every March, June, September and December until the principal is paid off, except for the first payment, which is due on July 31, 2015. Orient Paper HB made all payments due according to the modified schedule prior to June 20, 2016. Orient Paper HB made partial payments in the following payment obligations as well as interests on overdue balance in accordance with the 2015 Agreement until August 24, 2017, when the remaining overdue amount was fully paid off. All the Lease Equipment was bought back at the nominal price according to the agreement. The balance of the long-term obligations under capital lease were $nil as of December 31, 2017 and 2016, and its current portion in the amount of $nil and $8,786,528, respectively.

Total interest expenses for the sale-leaseback arrangement for the years ended December 31, 2017 and 2016 were $795,163 and $749,867, respectively.

As a result of the sale and leaseback of equipment on June 16, 2013, a deferred gain in the amount of $1,379,282 was recorded. The deferred gain was amortized over the lease term and as an offset to depreciation of the Leased Equipment. In term of the extension of the new payment schedule, the deferred gain was amortized over the remaining lease term up to June 21, 2017.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Related Party Transactions

The Company’s CEO has loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $392,296 and $369,517 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2017 and 2016, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $9,182,455 and $8,649,272 as of December 31, 2017 and 2016, to Orient Paper HB for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on December 2, 2020. As of December 31, 2017 and 2016, the outstanding loan balance was $3,060,818 and $2,883,090, respectively and the accrued interest was $45,912 and $43,246, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $18,364,911 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. As of December 31, 2017 and 2016, the outstanding loan balance were $7,652,047 and $7,207,727, respectively and the accrued interest was $110,476 and $104,062, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2017 and 2016, total amount of loans due to Mr. Zhenyong Liu were $10,712,865 and $10,090,817, respectively. The interest expense incurred for such related party loans are $451,626 and $513,084 for the years ended December 31, 2017 and 2016, respectively. The accrued interest owe to the CEO was approximately $548,684 and $516,825, as of December 31, 2017 and December 31, 2016, respectively, which was recorded in other payables and accrued liabilities.

During the years ended December 31, 2017 and 2016, the Company borrowed $nil and $14,000, respectively, from a shareholder to pay for various expenses incurred in the U.S. The amount was due on demand with interest free. The Company repaid the entire balance by December 31, 2017.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $148,317 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Notes payable

As of December 31, 2017, the Company had bank acceptance notes of $6,121,637 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $6,121,637 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes were due and paid off in January 2018.

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

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,	December 31,
	2017	2016
Accrued electricity	$2,862	$335,169
Value-added tax payable	196,395	1,080,055
Accrued interest to a related party	548,684	516,825
Payable for purchase of equipment	49,585	223,143
Accrued commission to salesmen	16,992	160,014
Others	21,819	109,572
Totals	$836,337	$2,424,778

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

A summary of stock warrant activities is as below:

	December 31, 2017		December 31, 2016
	Number	Weight average exercise price	Number	Weight average exercise price
Outstanding and exercisable at beginning of the year	820,312	$1.71	820,312	$1.71
Issued during the year	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled or expired during the year	-	-	-	-
Outstanding and exercisable at end of the year	820,312	$1.71	820,312	$1.71
Range of exercise price	$ 1.70 to $2.00		$ 1.70 to $2.00

No warrants were issued, exercised, cancelled or expired during the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Earnings Per Share

For the years ended December 31, 2017 and 2016, basic and diluted net income per share are calculated as follows:

	Year Ended December 31,
	2017	2016
Basic income per share
Net income for the period - numerator	$1,659,788	$7,312,976
Weighted average common stock outstanding - denominator	21,450,316	21,416,143

Net income per share	$0.08	$0.34

Diluted income per share
Net income for the period- numerator	$1,659,788	$7,312,976
Weighted average common stock outstanding - denominator	21,450,316	21,416,143

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,450,316	21,416,143

Diluted income per share	$0.08	$0.34

For the years ended December 31, 2017 and 2016, 820,312 shares related to warrants are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the years ended December 31, 2017 and 2016 were lower than the warrants exercise price.

(14) Income Taxes

United States

Orient Paper and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "2017 TCJAAct"), which significantly changed U.S. tax law. The Act 2017 TCJA lowered the Company's U.S. statutory federal income tax rate from the highest rate of 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income which requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the 2017 TCJA. SAB 118 provides a measurement period of up to one year from the 2017 TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the 2017 TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 TCJA.

In connection with the Company’s initial analysis of the impact of the enactment of the 2017 TCJA, the Company recorded a net tax expense of approximately $80,000 in the fourth quarter of 2017. For various reasons that are discussed more fully below, including the issuance of additional technical and interpretive guidance, the Company has not completed its accounting for the income tax effects of certain elements of the 2017 TCJA. However, with respect to the following, the Company was able to make reasonable estimates of the 2017 TCJA’s effects and, as such, recorded provisional amounts:

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transition tax: The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. The Company was able to make a reasonable estimate of the transition tax and recorded a provisional obligation and additional income tax expense of approximately $80,000 in the fourth quarter of 2017. However, the Company is continuing to gather additional information and will consider additional technical guidance to more precisely compute and account for the amount of the transition tax. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. The 2017 TCJA’s transition tax is payable over eight years beginning in 2018. Hence, the Company only provided $6,528 for the year ended 31 December 2017.

PRC

Orient Paper HB and Orient Paper Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended
	December 31,
	2017	2016
Provision for Income Taxes
Current Tax Provision U.S.	$6,528	$-
Current Tax Provision PRC	3,519,311	5,074,066
Deferred Tax Provision PRC	(2,863,011)	(1,959,494)
Total Provision for Income Taxes	$662,828	$3,114,572

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, Orient Paper, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $nil and $6,710,939 for U.S. income tax purposes for the years ended December 31, 2017 and 2016, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of December 31, 2016, management believes that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of December 31, 2016, the Company has provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2017	2016
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$5,123,762	$2,766,595
Impairment of property, plant and equipment	440,080	372,514
Miscellaneous	712,517	(21,472)
Net operating loss carryover of PRC company	296,200	147,204
Net operating loss carryover for U.S. income tax purposes	-	2,949,287
Total deferred tax assets	6,572,559	6,214,128
Less: Valuation allowance	-	(2,949,287)
Total deferred tax assets, net	$6,572,559	$3,264,841

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company's effective tax rate as of:

	Year ended
	December 31,
	2017	2016
PRC Statutory rate	25.0%	25.0%
Effect of the U.S. Transition Tax under the 2017 TCJA	8.6	-
Effect of different tax jurisdiction	(0.8)	(1.7)
Effect of expenses not deductible for PRC tax purposes	(6.2)	0.1
Effect of income not taxable for PRC tax purposes	-	-
(Over) Underprovision in previous year	(1.1)	0.1
Change in valuation allowance	3.0	6.4
Effective income tax rate	28.5%	29.9%

As of December 31, 2017, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believes that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Orient Paper Shengde and the VIE, Orient Paper HB are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

During the years ended December 31, 2017 and 2016, the effective income tax rate was estimated by the Company to be 28.5% and 29.9%, respectively.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2017 and 2016, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2017 and 2016, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(16) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,798 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $533,942 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $148,317 (RMB 1,000,000), for a total term of up to five years.

Future minimum lease payments are as follows:

December 31,	Amount
2018	658,586
2019	569,312
2020	569,312
2021	569,312
2022	569,312
Thereafter	2,414,986
Total operating lease payments	$5,350,820

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital commitment

As of December 31, 2017, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $11,227,896 and $13,921,168 as of December 31, 2017 and 2016, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co. (formerly known as Dongfang Trading Co.), a major supplier of raw materials, to guarantee certain obligations of this third party, and as of December 31, 2017 and December 31, 2016, the Company guaranteed its long-term loan from financial institutions amounting to $8,570,292 (RMB56,000,000) and $8,072,654 (RMB56,000,000) that matured at various times in 2018. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

Summarized financial information for the two reportable segments is as follows:

	Year Ended
	December 31, 2017
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Revenues	$117,023,578	$-	$-	$-	$117,023,578
Gross profit	19,955,951	-	-	-	19,955,951
Depreciation and amortization	13,719,661	914,119	-	-	14,633,780
Loss from impairment and disposal of property, plant and equipment	1,896,320	2,071,969	-	-	3,968,289
Interest income	29,565	5,025	-	-	34,590
Interest expense	2,320,147	113,623	-	-	2,433,770
Income tax expense(benefit)	1,544,069	(887,769)	6,528	-	662,828
Net income (loss)	4,746,326	(2,293,731)	(792,807)	-	1,659,788
Total Assets	192,620,887	26,363,435	5,159	-	218,989,481

	Year Ended
	December 31, 2016
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$134,087,266	$657,334	$-	$-	$134,744,600
Gross profit (loss)	25,918,026	(386,143)	-	-	25,531,883
Depreciation and amortization	14,360,363	927,146	-	-	15,287,509
Loss from disposal of property, plant and equipment	178,306	-	-	-	178,306
Interest income	95,915	1,061	-	-	96,976
Interest expense	2,621,147	-	-	-	2,621,147
Income tax expense(benefit)	3,339,041	(224,469)	-	-	3,114,572
Net income (loss)	9,999,297	(722,883)	(1,963,438)	-	7,312,976
Total assets	179,689,131	28,687,027	1,460	-	208,377,618

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Concentration and Major Customers and Suppliers

For the years ended December 31, 2017 and 2016, the Company had no single customer contributed over 10% of total sales.  For the year ended December 31, 2017, the Company had two major suppliers that accounted for 69% and 8% of total purchases by the Company.

For the year ended December 31, 2016, the Company had two major suppliers that accounted for 62% and 8% of its total purchases.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2017 and December 31, 2016. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$76,520) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2017 and 2016, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB56,768,856 (US$8,687,958) as of December 31, 2017.

(20) Risks and Uncertainties

Orient Paper is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(21) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Gross versus Net), which is effective upon adoption of ASU 2014-09. This ASU clarifies the implementation guidance in ASU 2014-09 on principal versus agent considerations. These ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company will adopt ASU 2014-09, and its related clarifying ASUs, as of January 1, 2018. The Company anticipates adopting the standard using the modified retrospective transition approach. Under this approach, the new standard would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings. We do not expect the adoption of these ASUs to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that are required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements. The Company had $6,121,637 and $2,162,318 of restricted cash as of December 31, 2017 and December 31, 2016, respectively.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted so long as the transaction has not been reported in financial statements that have been issued or made available for issuance. We do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

(22) Subsequent Event

On January 2, 2018, the Company entered into a working capital loan agreement with Bank of Cangzhou, for a credit line of up to $5,356,432 (RMB35,000,000). The loan bears a fixed interest rate of 6.09% per annum. The working capital loan is secured by the Company’s land use right and guaranteed by the Company’s CEO and Orient Paper Shengde with its production equipment as collateral for the benefit of the bank. $5,356,432 of loan was withdrawn on January 4, 2018.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2017 and 2016 is as follows:

	Quarter
2017	First	Second	Third	Fourth
Revenues	$25,289,659	$22,787,683	$33,507,053	$35,439,183
Gross profit	5,653,920	3,464,666	7,221,288	3,616,077
Income from operations	2,871,578	764,016	2,719,550	(1,674,877)
Net income(loss)	1,707,869	15,917	1,572,335	(1,636,333)
Net income per share:
Basic	$0.08	$0.001	$0.07	$-0.076
Diluted	$0.08	$0.001	$0.07	$-0.076

	Quarter
2016	First	Second	Third	Fourth
Revenues	$27,914,333	$37,991,892	$37,462,066	$31,376,309
Gross profit	3,765,884	6,889,754	7,330,843	7,545,402
Income (loss) from operations	(580,367)	4,168,522	4,731,145	4,632,419
Net income (loss)	(1,373,896)	2,581,606	3,034,542	3,070,724
Net income per share:
Basic	$-0.06	$0.12	$0.14	$0.14
Diluted	$-0.06	$0.12	$0.14	$0.14

(24) Condensed Financial Information of the Parent Company

The condensed financial statements of Orient Paper Inc. (“ONP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $45,589,643 and $46,441,462 as of December 31, 2017 and 2016, respectively.

ORIENT PAPER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$5,158	$1,457

Total current assets	5,158	1,457

Investment in subsidiaries	188,894,696	175,915,611

Total Assets	$188,899,854	$175,917,068

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Inter-company payable	$3,567,962	$3,161,682
Income tax payable	6,528	-

Total current liabilities	3,574,490	3,161,682
Total liabilities	$3,574,490	$3,161,682
Total stockholders' equity	185,325,364	172,755,386
Total Liabilities and Stockholders' Equity	$188,899,854	$175,917,068

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2017	2016
Operating expenses
Selling, general and administrative expenses	$(402,579)	$(1,963,438)
Loss from Operations	(402,579)	(1,963,438)
Equity in earnings of unconsolidated subsidiaries	2,068,895	9,276,414
Income before Income Taxes	1,666,316	7,312,976
Provision for Income Taxes	(6,528)	-
Net Income	$1,659,788	$7,312,976
Other comprehensive income (loss)	10,910,190	(11,784,410)
Total Comprehensive Income (loss)	$12,569,978	$(4,471,434)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2017	2016
Net Cash Used in Operating Activities	$(402,579)	$(24,722)

Net Cash Provided by Financing Activities	406,280	17,339

Net (Increase) Decrease in Cash and Cash Equivalents	3,701	(7,383)

Cash and Cash Equivalents - Beginning of Year	1,457	8,840

Cash and Cash Equivalents - End of Year	$5,158	$1,457

BASIS OF PRESENTATION

The condensed financial information has been prepared using the same accounting policies as set out in the Company’s consolidated financial statements except that the parent company has used equity method to account for its investments in the subsidiaries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 23, 2018, we dismissed our principal independent accountant, BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO”) from its engagement with the Company, which dismissal was effective immediately. The decision to dismiss BDO as the Company’s principal independent accountant was approved by the Audit Committee of the Company on March 23, 2018.

There were no disagreements between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, within the Company’s two most recent fiscal years ended December 31, 2017 and subsequently up to the date of dismissal which disagreements that, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter of the disagreement in connection with its report issued in connection with the audit of the Company’s financial statements.

None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the Company’s two most recent fiscal years ended December 31, 2017 and subsequently up to the date of dismissal.

BDO’s report on the Company's financial statements for each of the fiscal years ended December 31, 2016 and 2015 contained a modification by BDO raising substantial doubt of the Company’s ability to continue as a going concern. This modification in BDO’s report for each of the fiscal year 2016 and 2015 financial statements was based on the Company’s working capital deficit. BDO’s reports did not contain any other adverse opinion or disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

On March 26, 2018, we engaged WWC, P.C. Certified Accountants ("WWC") to serve as our principal independent accountant, effective immediately.The decision to engage WWC as the Company’s principal independent accountant was approved by the Audit Committee of the Company on March 23, 2018.

During the Company’s two most recent fiscal years, and any subsequent interim period prior to engaging WWC, the Company did not consult with WWC regarding (i) the application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements and no written or oral advice was provided by WWC that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement or event as set forth in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Jing Hao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company's internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2017.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	54	Chief Executive Officer and Chairman of the Board
Jing Hao	34	Chief Financial Officer
Dahong Zhou	38	Secretary
Marco Ku Hon Wai	43	Director
Wenbing Christopher Wang	46	Director
Fuzeng Liu	68	Director
Lusha Niu	38	Director

We have two classes of directors with each class elected in a different calendar year from the calendar year in which the other class of directors are elected. All directors are elected for a two-year term. The directors initially elected in Class I, Marco Ku Hon Wai and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2019 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The directors initially elected in Class II, Zhenyong Liu, Fuzeng Liu and Lusha Niu will serve until the annual meeting of stockholders in 2018 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Our officers serve at the discretion of our Board of Directors.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2017:

Board of Directors	5
Audit Committee	5
Compensation Committee	1
Nominating Committee	1

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2017, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation

The following compensation table summarizes the cash and non-cash compensation earned during the years ended December 31, 2017 and 2016 by each person who served as principal executive officer, principal financial officer, and secretary during 2017.

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards(2)	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu,	2017	$36,684	-	$-	-	-	$36,684
Chairman, CEO	2016	$36,074	-	$-	-	-	$36,074

Jing Hao	2017	$36,684	-	$-	-	-	$36,684
CFO (1)	2016	$36,074	-	$-	-	-	$36,074

Dahong Zhou,	2017	$4,446	-	$-	-	-	$4,446
Secretary	2016	$4,194	-	$-	-	-	$4,192

(1)	On November 3, 2014, the Board of the Company appointed Ms. Jing Hao to the position of Chief Financial Officer of the Company and serve in accordance with the Bylaws of the Company and until her successor has been elected and has qualified, or until her earlier resignation, removal or death.

(2)	The value of the Stock Award is determined by multiplying the number of restricted shares issued by the quoted closing price of the Company’s common stock on the date of the award, which was $1.33 as of January 12, 2016.

Employment Agreements

Mr. Zhenyong Liu receives a monthly salary of RMB 20,000 (approximately $3,057). On January 11, 2012, the Company awarded Mr. Zhenyong Liu 44,326 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $3.45 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Zhenyong Liu 8,000 shares of restricted common stock under the 2011 ISP and 2012 ISP, with a value of $2.66 per share, based on the closing price on the date of the stock issuance. On January 12, 2016, the Company issued Mr. Zhenyong Liu 200,000 shares restricted common stock under the 2015 ISP, with a value of $1.33 per share, based on the closing price on the date of the issuance.

Ms. Hao began receiving a monthly salary of RMB 20,000 (approximately $3,057) in January 2015.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2017 and December 31, 2016:

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Fuzeng Liu	2017	$7,964	-	$-	-	-	$7,964
Director	2016	$7,512	-	$-	-	-	$7,512
Marco Ku Hon Wai	2017	$20,000	-	$-	-	-	$20,000
Director	2016	$20,000	-	$-	-	-	$20,000

Wenbing Christopher Wang	2017	$20,000	-	$-	-	-	$20,000
Director	2016	$20,000	-	$-	-	-	$20,000

Lusha Niu	2017	$7,652	-	-	-	-	$7,652
Director	2016	$1,252	-	-	-	-	$1,252

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

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2017 or options outstanding as of December 31, 2017.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of December 31, 2017.

Amount and Nature of Beneficial Ownership

	Amount and
	Nature of	Percentage of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock

Zhenyong Liu CEO and Director	5,389,167	25.12%

Jing Hao CFO	4,000	*

Dahong Zhou Secretary	4,000	*

Marco Ku Hon Wai Director	7,500	*

Fuzeng Liu Director	5,000	*

Wenbing Christopher Wang Director	29,820	*

Lusha Niu Director	0	*

All Directors and Executive Officers as a Group (7 persons)	5,439,487	25.36%

*Less than 1% of the Company’s issued and outstanding common shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

Mr. Zhenyong Liu is our Chief Executive Officer, Chairman, and a principal stockholder of the Company. He loaned money to Orient Paper HB for working capital purposes. The unsecured loan of Mr. Liu bears an initial interest rate of 5.85% per annum, which is equal to the rate of the People’s Bank of China at the time of the loan. The term was 3 years and starts from January 1, 2010 and as due December 31, 2012. On January 1, 2013, Orient Paper HB and Mr. Liu extended the maturity date to December 31, 2015 and the annual interest rate was changed to 6.15% per annum at the time of the extension, which is equal to the rate of the People’s Bank of China at the time of extension. On December 31, 2015, the Company paid off the loan of $2,249,279, together with the interest of $391,374 for the period from 2013 to 2015. Approximately $548,684 of interest was still due to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2017.

On March 1, 2015, we entered into an agreement with Mr. Zhenyong Liu pursuant to which Orient Paper HB may borrow from Mr. Liu up to RMB120,000,000 (approximately $18,364,911) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan will be unsecured and carry an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. As of December 31, 2017, $7,652,047 was drawn from the facility.

As of December 31, 2017 and 2016, total amounts due to Mr. Liu were $10,712,865 and $10,090,817, respectively.

The interest expenses incurred for the above related party loans were $451,626and $513,084 for the years ended December 31, 2017, and 2016, respectively. The accrued interest owned to Mr. Zhenyong Liu was approximately $548,684and $516,825 and was recorded as part of the currently liabilities as December 31, 2017 and 2016, respectively.

On January 20, 2018, our principal shareholder, Chairman and CEO Mr. Zhenyong Liu agreed in writing to permit the Company to continue to postpone the repayment of certain accrued interest on his loan to Orient Paper HB until the Company’s quarterly or annual financial statements filed with the SEC show a satisfactory working capital level.

During the years ended December 31, 2017 and 2016, the Company borrowed $nil and $14,000 respectively, from shareholders to pay for various expenses incurred in the United States. The amount is due on demand with no interest. The Company repaid these amounts in full at December 31, 2017 and 2016, respectively.

Sale of Headquarters Real Properties to a Related Party

As discussed under the “Liquidity and Capital Resources - Relocation of Facilities and Sale of Headquarters Compound Real Properties,” on August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the LUR, the Industrial Buildings, and the Dormitories to Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, for cash of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In November 2012, Hebei Fangsheng provided the Company with a payment of approximately $1,075,606 earnest money deposit payment in connection with the sale, which would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. The Company recorded the receipt of the earnest money deposit as a security deposit as of December 31, 2012 accordingly. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $148,317. As of December 31, 2017, the Company accrued rent due to Hebei Fangsheng in the amount of $60,378.

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

Audit Fees

We incurred approximately $128,554 (RMB840,000) for professional services rendered by our registered independent public accounting firm, BDO, for the audit of the Company’s financial statements for 2017. Further, in 2017, we incurred approximately $91,825 for the reviews of the Company’s quarterly reports by BDO.

We incurred approximately $236,739 for professional services rendered by our registered independent public accounting firm, BDO, for the audit of the Company’s financial statements for 2016. Further, in 2016, we incurred approximately $103,714 for the reviews of the Company’s quarterly reports by BDO.

We incurred approximately $150,000 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit of the Company’s financial statements for 2017.

Audit-Related Fees

Orient Paper did not incur any audit-related fees to BDO in 2017.

Tax Fees

Orient Paper did not incur any tax fees to BDO in 2017.

All Other Fees

Orient Paper did not incur any fees from its registered independent public accounting firm for services rendered to Orient Paper, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended December 31, 2017 and 2016.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2017, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007.
3.1	Articles of Incorporation, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007
3.3	Bylaws, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006
4.1	Specimen of Common Stock certificate, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006
4.2	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui District Dayin Township Wuji Village Committee and Party Branch, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010
10.2	Land Use Rights Certificate, dated March 10, 2003, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010
10.3	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Orient Paper HB and Orient Paper Shengde, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.4	Proxy Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.5	Loan Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.6	Call Option Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.7	Share Pledge Agreement, dated June 24, 2009, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.8	Call Option Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010
10.9	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Orient Paper HB, Orient Paper Shengde, and the shareholders of Orient Paper HB, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010
10.10	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”), incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.11	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”)., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.12	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.13	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.14	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.15	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and HebeiShuangxing Paper Co., Ltd., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009

10.16	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between Orient Paper, Inc. and Roth Capital Partners, LLC, incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010
10.17	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Orient Paper Milling Company Limited for the purchase of a series of paper machineries and equipment, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010
10.18	Letter from Mr. Zhenyong Liu regarding postponement of interest payments by Orient Paper, Inc., incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 25, 2014.
10.19	Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Orient Paper Milling Co., Ltd. and Shanghai Pudong Development Bank Inc., Baoding Branch, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 25, 2014.
10.20	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Orient Paper Milling Co., Ltd. and Rural Credit Union of Xushui County, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.
10.21	Engagement Letter, dated as of June 3, 2014, between the Company and H.C. Wainwright & Co., LLC and amendments dated as of July 1, 2014, August 19, 2014 and August 25, 2014, incorporated by reference to exhibits 1.1, 1.2, 1.3 and 1.4 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.22	Securities Purchase Agreement, dated August 25, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.23	Appointment Letter dated November 3, 2014, by and between Orient Paper, Inc. and Marco Ku Hon Wai, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 6, 2014.
10.24	Loan Agreement dated December 2, 2014, by and between Orient Paper, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.
10.25	Loan Agreement dated March 1, 2015, by and between Orient Paper, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 25, 2015.
10.26	Agreement dated July 1, 2015, among China Orient, Hebei Baoding Orient Paper Milling Company Limited, Baoding Shengde Paper Co., Ltd., Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2015
14.1	Code of Ethics and Business Conduct, incorporated by reference to the Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013
21.1	Lists of Subsidiaries, incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011
23.1*	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP.
23.2*	Consent of WWC, P.C. Certified Accountants.
31.1*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 17, 2018

ORIENT PAPER, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	April 17, 2018
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	April 17, 2018
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	April 17, 2018
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	April 17, 2018
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	April 17, 2018
Wenbing Christopher Wang

/s/ Lusha Niu	Director	April 17, 2018
Lusha Niu

