Form 10-Q
period 2018-03-31
Orient Paper Inc.
filed 2018-05-14
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 14, 2018, there were 21,450,316 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS

Current Assets
Cash and bank balances	$740,309	$2,895,790
Restricted cash	3,975,764	6,121,637
Accounts receivable (net of allowance for doubtful accounts of $16,699 and $37,626 as of March 31, 2018 and December 31, 2017, respectively)	818,255	1,843,682
Inventories	9,009,448	8,474,165
Prepayments and other current assets	3,246,169	651,523

Total current assets	17,789,945	19,986,797

Property, plant, and equipment, net	193,753,101	189,388,709
Value-added tax recoverable	3,138,164	3,041,416
Deferred tax asset non-current	7,371,246	6,572,559

Total Assets	$222,052,456	$218,989,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$13,040,505	$7,192,923
Current portion of long-term loans from credit union	6,615,671	6,366,502
Accounts payable	308,880	422,705
Notes payable	3,975,764	6,121,637
Due to a related party	102,498	60,378
Accrued payroll and employee benefits	307,472	231,247
Other payables and accrued liabilities	939,233	836,337
Income taxes payable	546,127	525,804

Total current liabilities	25,836,150	21,757,533

Loans from credit union	1,240,438	1,193,719
Loans from a related party	6,361,222	10,712,865

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $30,913,599 and $31,235,520 as of March 31, 2018 and December 31, 2017, respectively)	33,437,810	33,664,117

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 21,450,316 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	21,450	21,450
Additional paid-in capital	50,635,243	50,635,243
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	12,844,357	5,468,799
Retained earnings	119,033,022	123,119,298

Total stockholders’ equity	188,614,646	185,325,364

Total Liabilities and Stockholders’ Equity	$222,052,456	$218,989,481

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenues	$1,888,194	$25,289,659

Cost of sales	(2,583,502)	(19,635,739)

Gross (Loss) Profit	(695,308)	5,653,920

Selling, general and administrative expenses	(3,813,794)	(2,782,342)
Loss from disposal of property, plant and equipment	(10,376)	-

(Loss) Income from Operations	(4,519,478)	2,871,578

Other Income (Expense):
Interest income	44,763	17,945
Subsidy income	253,281	40,712
Interest expense	(403,811)	(679,084)

(Loss) Income before Income Taxes	(4,625,245)	2,251,151

Provision for Income Taxes	538,969	(543,282)

Net (Loss) Income	(4,086,276)	1,707,869

Other Comprehensive Income
Foreign currency translation adjustment	7,375,558	956,292

Total Comprehensive Income	$3,289,282	$2,664,161

(Losses) Earnings Per Share:

Basic and Diluted (Losses) Earnings per Share	$(0.19)	$0.08

Outstanding – Basic and Diluted	21,450,316	21,450,316

See accompanying notes to condensed consolidated financial statements.

ORIENT PAPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities:
Net income	$(4,086,276)	$1,707,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,730,585	3,615,359
Loss from disposal of property, plant and equipment	10,376	-
Allowance for bad debts	(22,297)	(16,112)
Share-based compensation expenses	-	-
Deferred tax	(538,969)	(578,139)
Changes in operating assets and liabilities:
Accounts receivable	1,114,843	805,599
Prepayments and other current assets	(2,535,170)	(3,939,630)
Inventories	(202,692)	(2,358,426)
Accounts payable	(129,770)	(69,194)
Advance from customers	-	(29,079)
Notes payable	(2,374,507)	3,634,936
Due to a related party	39,575	36,349
Accrued payroll and employee benefits	66,867	127,180
Other payables and accrued liabilities	69,841	(1,228,505)
Income taxes payable	-	(345,594)
Net Cash (Used in) Provided by Operating Activities	(4,857,594)	1,362,613

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(707,162)	(5,258,905)

Net Cash Used in Investing Activities	(707,162)	(5,258,905)

Cash Flows from Financing Activities:
Proceeds from related party loans	4,749,015	-
Repayments of related party loans	(9,498,029)	-
Proceeds from short term bank loans	9,972,931	9,887,026
Repayment of bank loans	(4,432,414)	-
Payment of capital lease obligation	-	(63,613)

Net Cash Provided by Financing Activities	791,503	9,823,413

Effect of Exchange Rate Changes on Cash and Cash Equivalents	471,899	23,654

Net (Decrease) Increase in Cash and Cash Equivalents	(4,301,354)	5,950,775

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	9,017,427	4,494,964

Cash, Cash Equivalents and Restricted Cash - End of Period	$4,716,073	$10,445,739

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$787,353	$713,199
Cash paid for income taxes	$-	$1,467,016

Cash and bank balances	740,309	4,648,049
Restricted cash	3,975,764	5,797,690
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	4,716,073	10,445,739

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

Orient Paper has no direct equity interest in Orient Paper HB. However, through the Contractual Agreements described above Orient Paper is found to be the primary beneficiary (the “Primary Beneficiary”) of Orient Paper HB and is deemed to have the effective control over Orient Paper HB’s activities that most significantly affect its economic performance, resulting in Orient Paper HB being treated as a controlled variable interest entity of Orient Paper in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Orient Paper HB for the three months ended March 31, 2018 and 2017 was accounted for 100%, of the Company’s total revenue for the same periods. Orient Paper HB also accounted for 87.95% and 87.96% of the total assets of the Company as of March 31, 2018 and December 31, 2017, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2018 and December 31, 2017, details of the Company’s subsidiaries and variable interest entities are as follows:

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Orient Paper HB in the table below. The aggregate carrying value of Orient Paper HB’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets
Cash and bank balances	$566,627	$2,681,942
Restricted cash	3,975,764	6,121,637
Accounts receivable	818,255	1,843,682
Inventories	8,965,604	8,431,972
Prepayments and other current assets	3,241,210	646,598

Total current assets	17,567,460	19,725,831

Property, plant, and equipment, net	171,880,357	167,727,768
Deferred tax asset non-current	5,844,337	5,167,288

Total Assets	$195,292,154	$192,620,887

LIABILITIES

Current Liabilities
Short-term bank loans	$13,040,505	$7,192,923
Current portion of long-term loans from credit union	5,343,426	5,142,175
Accounts payable	308,880	422,705
Notes payable	3,975,764	6,121,637
Due to a related party	102,498	60,378
Accrued payroll and employee benefits	302,414	227,163
Other payables and accrued liabilities	939,198	836,309
Income taxes payable	539,692	519,365

Total current liabilities	24,552,377	20,522,655

Loans from a related party	6,361,222	10,712,865

Total liabilities	$30,913,599	$31,235,520

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 of Orient Paper, Inc. a Nevada corporation, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “Orient Paper”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any future period.

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

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of March 31, 2018 and December 31, 2017, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

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

Liquidity and Going Concern

As of March 31, 2018 the Company had current assets of $17,789,945 and current liabilities of $25,836,150 (including amounts due to related parties of $785,648), resulting in a working capital deficit of approximately $8,046,205; as of December 31, 2017, the Company had current assets of $19,986,797 and current liabilities of $21,757,533 (including amounts due to related parties of $$609,062), resulting in a working capital deficit of approximately $1,770,736. In late January, 2018, the Company temporarily suspended its production due to a government-mandated restriction on the natural gas supply. The company resumed production on March 14, 2018. As a result, the net income and net cash generated from operating activities in the first quarter ended March 31, 2018 was a loss and net cash-out. As the production resumed, the management expects that, there will be sufficient and continuous cash-in from sales in coming months and the working capital condition as of March 31, 2018 will be substantially improved.

(3) Restricted Cash

Restricted cash of $3,975,764 as of March 31, 2018 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank (see Note (9)). The restriction will be lifted upon the maturity of the notes payable on January 10, 2019.

Restricted cash of $6,121,637 as of December 31, 2017 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank (see Note (9)). The restriction was lifted upon the maturity of the notes payable on January 5, 2018.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Raw Materials
Recycled paper board	$5,294,406	$6,337,374
Recycled white scrap paper	846,463	862,734
Recycled scrap binding margin	87,467	-
Coal & gas	51,964	71,674
Base paper and other raw materials	217,684	216,655
	6,497,984	7,488,437
Finished Goods	2,511,464	985,728
Totals	$9,009,448	$8,474,165

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Prepaid land lease	$333,964	$459,123
Prepayment for purchase of materials	2,871,244	183,649
Others	40,961	8,751
	$3,246,169	$651,523

(6) Property, plant and equipment, net

As of March 31, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2018	2017
Property, Plant, and Equipment:
Land use rights	$12,968,241	$12,479,814
Building and improvements	102,736,091	98,866,703
Machinery and equipment	123,474,514	118,670,578
Vehicles	616,484	593,265
Construction in progress	38,023,949	36,077,498
Totals	277,819,279	266,687,858
Less: accumulated depreciation and amortization	(84,066,178)	(77,299,149)
Property, Plant and Equipment, net	$193,753,101	$189,388,709

As of March 31, 2018 and December 31, 2017, land use rights represented two parcel of state-owned lands located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County Industrial Park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in 2018. For the three months ended March 31, 2018 and 2017, the amount of interest capitalized is $nil and $5,164, respectively.

As of March 31, 2018 and December 31, 2017, certain property, plant and equipment of Orient Paper HB with net values of $7,782,238 and $7,963,285, respectively, have been pledged pursuant to a long-term loan from credit union of Orient Paper HB. Land use right of Orient Paper HB with net values of $6,651,641 and $6,437,419 as of March 31, 2018 and December 31, 2017 were pledged for the bank loan from Bank of Industrial & Commercial Bank of China. In addition, plant and equipment of Orient Paper Shengde with net values of $15,440,870 and $nil as of March 31, 2018 and December 31, 2017, respectively, and another land use right with net value of $5,279,211 and $nil as of March 31, 2018 and December 31, 2017 were pledged for the bank loan from Bank of Cangzhou. See “Short-term bank loans ” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,730,585 and $3,615,359 for the three months ended March 31, 2018 and 2017, respectively.

(7) Loans Payable

Short-term bank loans

		March 31,	December 31,
		2018	2017
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,285,145
ICBC Loan 2	(b)	3,021,580	2,907,778
Bank of Cangzhou	(c)	5,566,070	-
ICBC Loan 3	(d)	4,452,855	-
Total short-term bank loans		$13,040,505	$7,192,923

(a)

On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,285,145 as of December 31, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due and repaid on January 8, 2018.

(b)	On October 18, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,021,580 and $2,907,778 as of March 31, 2018 and December 31, 2017, respectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.945% per annum. The loan will be due on October 12, 2018.

(c)

On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was withdrawn on January 4, 2018, with a balance of $5,566,070 as of March 31, 2018. The loan bears a fixed interest rate of 6.09% per annum. The working capital loan is secured by the Company’s land use right and guaranteed by the Company’s CEO and Orient Paper Shengde with its production equipment as collateral for the benefit of the bank. The loan will be due on January 3, 2019.

(d)	On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,452,855 as of March 31, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 5.4% per annum. The loan will be due on February 9, 2019.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2018, there were guaranteed short-term borrowings of $13,040,505 and unsecured bank loans of $nil. As of December 31, 2017, there were guaranteed short-term borrowings of $7,192,923 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2018 and 2017 were approximately 5.57% and 5.28%, respectively.

Long-term loans from credit union

As of March 31, 2018 and December 31, 2017, loans payable to Rural Credit Union of Xushui County, amounted to $7,856,109 and $7,560,221, respectively.

	March 31,	December 31,
	2018	2017
Rural Credit Union of Xushui County Loan 1	$1,367,663	$1,316,152
Rural Credit Union of Xushui County Loan 2	3,975,763	3,826,022
Rural Credit Union of Xushui County Loan 3	2,512,683	2,418,047
Total	7,856,109	7,560,221
Less: Current portion of long-term loans from credit union	(6,615,671)	(6,366,502)
Long-term loans from credit union	$1,240,438	$1,193,719

As of Mar 31, 2018, the Company’s long-term debt repayments for the next five years were as follows:

Fiscal year	Amount
Remainder of 2018	$6,615,671
2019	1,240,438
2020	-
2021	-
2022	-
2023	-
Total	7,856,109

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $198,788, of which $71,564 was paid ahead of its original repayment schedule. As of March 31, 2018 and December 31, 2017, total outstanding loan balance was $1,367,663 and $1,316,152, respectively, which is presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $7,782,238 and $7,963,285 as of March 31, 2018 and December 31, 2017, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $206,740, of which $47,709 was paid ahead of its original repayment schedule. As of March 31, 2018 and December 31, 2017, the total outstanding loan balance was $3,975,763 and $3,826,022, respectively, which is presented as current liabilities in the consolidated balance sheet.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of March 31, 2018 and December 31, 2017, the total outstanding loan balance was $2,512,683 and $2,418,047, respectively. Out of the total outstanding loan balance, current portion amounted were $1,272,245 and $1,224,328 as of March 31, 2018 and December 31, 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,240,438 and $1,193,719 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2018 and December 31, 2017, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2018 and 2017 were $291,339 and $262,779, respectively.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Related Party Transactions

The Company’s CEO has loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $407,649 and $392,296 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2018 and December 31, 2017, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $9,541,833 to Orient Paper HB for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company repaid $3,166,010 to Mr. Zhenyong Liu. As of March 31, 2018 and December 31, 2017, the outstanding loan balance was $nil and $3,060,818, respectively and the accrued interest was $69,616 and $45,912, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $19,083,666 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,583,005 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. As of March 31, 2018 and December 31, 2017, the outstanding loan balance were $6,361,222 and $7,652,047, respectively, and the accrued interest was $205,885 and $110,476, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2018 and December 31, 2017, total amount of loans due to Mr. Zhenyong Liu were $6,361,222 and $10,712,865, respectively. The interest expense incurred for such related party loans are $112,472 and $110,684 for the three months ended March 31, 2018 and 2017, respectively. The accrued interest owe to the CEO was approximately $683,150 and $548,684, as of March 31, 2018 and December 31, 2017, respectively, which was recorded in other payables and accrued liabilities.

During the three months ended March 31, 2018 and 2017, the Company borrowed $nil from shareholders.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $158,300 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Notes payable

As of March 31, 2018, the Company had bank acceptance notes of $3,975,764 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from the bank as well as the restricted bank deposit of $3,975,764 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes will become due and payable on January 10, 2019.

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

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2018	2017
Accrued electricity	$161,799	$2,862
Value-added tax payable	28,271	196,395
Accrued interest to a related party	683,150	548,684
Payable for purchase of equipment	51,526	49,585
Accrued commission to salesmen	2,119	16,992
Others	12,368	21,819
Totals	$939,233	$836,337

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

Three Months Ended March 31, 2018
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No warrants were issued, exercised, cancelled or expired during the three months ended March 31, 2018. As of March 31, 2018, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the three months ended March 31, 2017. As of December 31, 2017, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

(13) Earnings Per Share

For the three months ended March 31, 2018 and 2017, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31,
	2018	2017
Basic (loss) income per share
Net (loss) income for the period - numerator	$(4,086,276)	$1,707,869
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Net (loss) income per share	$-0.19	$0.08

Diluted income per share
Net income for the period- numerator	$(4,086,276)	$1,707,869
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Diluted (loss) income per share	$-0.19	$0.08

For the three months ended March 31, 2018 and 2017, 820,312 warrants shares were excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price was lower than the warrants exercise price. For the three months ended March 31, 2018, there were no securities with dilutive effect issued and outstanding.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) Income Taxes

United States

Orient Paper and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 TCJAAct”), which significantly changed U.S. tax law. The Act 2017 TCJA lowered the Company’s U.S. statutory federal income tax rate from the highest rate of 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income which requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the 2017 TCJA. SAB 118 provides a measurement period of up to one year from the 2017 TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the 2017 TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 TCJA.

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

The provisions for income taxes for three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Provision for Income Taxes
Current Tax Provision PRC	$-	$1,121,421
Deferred Tax Provision PRC	(538,969)	(578,139)
Total Provision for Income Taxes	$(538,969)	$543,282

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, Orient Paper, Inc. was incorporated in the United States and incurred aggregate net operating losses of approximately $nil and $6,710,939 for U.S. income tax purposes for the years ended December 31, 2017 and 2016, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of December 31, 2016, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of December 31, 2016, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2017	2016
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$5,123,762	$2,766,595
Impairment of property, plant and equipment	440,080	372,514
Miscellaneous	712,517	(21,472)
Net operating loss carryover of PRC company	1,094,887	147,204
Net operating loss carryover for U.S. income tax purposes	-	2,949,287
Total deferred tax assets	7,371,246	6,214,128
Less: Valuation allowance	-	(2,949,287)
Total deferred tax assets, net	$7,371,246	$3,264,841

The following table reconciles the statutory rates to the Company’s effective tax rate for:

	Three Months Ended March 31,
	2018	2017
PRC Statutory rate	25%	25.0%
Effect of different tax jurisdiction	0.0	0.5
Effect of expenses not deductible for PRC tax purposes	13.3	0.4
Change in valuation allowance	0.0	(1.8)
Effective income tax rate	11.7%	24.1%

During the three months ended March 31, 2018 and 2017, the effective income tax rate was estimated by the Company to be 11.7% and 24.13%, respectively.

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

(16) Commitments and Contingencies

Operating Lease

Orient Paper leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,996 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, Orient Paper entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $569,882 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to Orient Paper at an annual rental of $158,300 (RMB 1,000,000), for a total term of up to five years.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

March 31,	Amount
2019	644,604
2020	591,594
2021	591,594
2022	591,594
2023	591,594
Thereafter	2,504,730
Total operating lease payments	$5,515,710

Capital commitment

As of March 31, 2018, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $11,479,463 and $11,227,896 as of March 31, 2018 and December 31, 2017, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co. (formerly known as Dongfang Trading Co.), a major supplier of raw materials, to guarantee certain obligations of this third party, and as of March 31, 2018 and December 31, 2017, the Company guaranteed its long-term loan from financial institutions amounting to $8,905,711 (RMB56,000,000) and $8,570,292 (RMB56,000,000) that matured at various times in 2018. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2018
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$1,888,194	$-	$-	$-	$1,888,194
Gross profit	(695,308)	-	-	-	(695,308)
Depreciation and amortization	3,538,159	192,426	-	-	3,730,585
Loss from disposal of property, plant and equipment	10,376	-	-	-	10,376
Interest income	44,615	148	-	-	44,763
Interest expense	358,790	45,021	-	-	403,811
Income tax expense(benefit)	(472,636)	(66,333)	-	-	(538,969)
Net income (loss)	(3,550,390)	(198,724)	(337,162)	-	(4,086,276)

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	March 31, 2017
	Orient Paper	Orient Paper	Not Attributable	Elimination	Enterprise-wide,
	HB	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$25,289,659	$-	$-	$-	$25,289,659
Gross profit	5,653,920	-	-	-	5,653,920
Depreciation and amortization	3,391,288	224,071	-	-	3,615,359
Loss from disposal of property, plant and equipment	-	-	-	-	-
Interest income	(17,709)	(236)	-	-	(17,945)
Interest expense	679,084	-	-	-	679,084
Income tax expense(benefit)	687,570	(144,288)	-	-	543,282
Net income (loss)	2,022,614	(97,623)	(217,122)	-	1,707,869

	As of March 31, 2018
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Total assets	$195,292,154	26,744,370	15,932	-	222,052,456

	As of December 31, 2017
	Orient Paper	Orient Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Shengde	to Segments	Inter-segment	consolidated

Total assets	$192,620,887	26,363,435	5,159	-	218,989,481

(18) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2018, the Company had two customers contributed over 20% of total sales.

For the three months ended March 31, 2017, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2018, the Company had three major suppliers accounted for 41%, 20% and 10% of total purchases. For the three months ended March 31, 2017, the Company had three major suppliers accounted for 52%, 16% and 14% of total purchases.

ORIENT PAPER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of March 31, 2018 and December 31, 2017. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$79,515) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2018 and December 31, 2017, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB27,522,952 (US$4,376,990) as of March 31, 2018.

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

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2018 and 2017 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue for the three months ended March 31, 2018 was $1,888,194, a decrease of $23,401,465, or 92.53%, from $25,289,659 for the same period in the previous year. This was mainly due to the decrease in sales volume of regular CMP and offset printing paper, which was partially offset by the increase in ASP of these products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended March 31, 2018 was $1,888,194, a decrease of $23,401,465, or 92.53%, from $25,289,659 for the first quarter of 2017. Total offset printing paper, CMP and tissue paper products sold during the three months ended March 31, 2018 amounted to 3,302 tonnes, a decrease of 54,827 tonnes, or 94.32%, compared to 58,129 tonnes sold in the comparable period in the previous year. Production was suspended from late January 2018 to March 13, 2018 due to a government-mandated restriction on the natural gas supply. Production of tissue paper was suspended in September and October 2017 for the replacement of coal boilers, and began intermittent production in the following months due to volatility of tissue paper price. As a result, the production and sales volume of CMP and tissue paper products decreased significantly in the first quarter of 2018. The changes in revenue dollar amount and in quantity sold for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2018		March 31, 2017		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	1,672	$907,719	47,792	$19,451,682	(46,120)	$(18,543,963)	-96.50%	-95.33%
Light-Weight CMP	1,251	$651,847	5,023	$2,209,871	(3,772)	$(1,558,024)	-75.09%	-70.50%
Total CMP	2,923	$1,559,566	52,815	$21,661,553	(49,892)	$(20,101,987)	-94.47%	-92.80%
Offset Printing Paper	379	$328,628	4,756	$2,924,983	(4,377)	$(2,596,355)	-92.03%	-88.76%
Tissue Paper Products	-	$-	558	$703,123	(558)	$(703,123)	-100.00%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	3,302	$1,888,194	58,129	$25,289,659	(54,827)	$(23,401,465)	-94.32%	-92.53%

Monthly sales revenue (excluding revenue from digital photo paper and tissue paper products) for the 24 months ended March 31, 2018, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended March 31, 2018 and 2017 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended March 31, 2017	$615	$407	$440	$1260
Three Months ended March 31, 2018	$867	$543	$521	$-
Increase (Decrease) from comparable period in the previous year	$252	$136	$81	$-1260
Increase (Decrease) by percentage	40.98%	33.42%	18.41%	n/a	%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24 month period ended March 31, 2018:

Corrugating Medium Paper

Revenue from CMP amounted to $1,559,566 (82.60% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2018, representing a decrease of $20,101,987, or 92.80%, from $21,661,553 for the comparable period in 2017.

We sold 2,923 tonnes of CMP in the three months ended March 31, 2018 as compared to 52,815 tonnes for the same period in 2017, representing a 94.47% decrease in quantity sold.

ASP for regular CMP increased from $407/tonne for the three months ended March 31, 2017 to $543/tonne for the three months ended March 31, 2018, representing a 33.42% increase. ASP in RMB for regular CMP for the first quarter of 2017 and 2018 was RMB2,799 and RMB3,430, respectively, representing a 22.54% increase. The quantity of regular CMP sold decreased by 46,120 tonnes, from 47,792 tonnes in the first quarter of 2017 to 1,672 tonnes in the first quarter of 2018.

ASP for light-weight CMP increased from $440/tonne for the three months ended March 31, 2017 to $521/tonne for the three months ended March 31, 2018, representing a 18.41% increase. ASP in RMB for light-weight CMP for the first quarter of 2017 and 2018 was RMB3,026 and RMB3,291, respectively, representing a 8.76% increase. The quantity of light-weight CMP sold decreased by 3,772 tonnes, from 5,023 tonnes in the first quarter of 2017, to 1,251 tonnes in the first quarter of 2018.

Our production was suspended from late January to mid March due to gas supply restriction. Our production volume was also restricted temporarily by the government due to environmental concerns. The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to force the closure of outdated facilities in the next few years. We estimate that the market demand and ASPs for CMP will remain stable in 2018.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the first quarter of 2018 and 2017 were 4.46% and 53.14%, respectively, representing a decrease of 48.68%.

Quantities sold for regular CMP that was produced by the PM6 production line from April 2016 to March 2018 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $328,628 (17.40% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2018, representing a decrease of $2,596,355, or 88.76%, from $2,924,983 for the three months ended March 31, 2017. We sold 379 tonnes of offset printing paper in the first quarter of 2018, as compared to 4,756 tonnes in the comparable period of 2017, a decrease of 4,377 tonnes, or 92.03%, as a result of the production suspension described above. ASPs for offset printing paper for the first quarter of 2017 and 2018 were $615 and $867, respectively, representing a 40.98% increase. ASP in RMB for offset printing paper for the first quarter of 2017 and 2018 was RMB4,230 and RMB5,475, respectively, representing a 29.43% increase. We estimate that the market demand and ASP of offset printing paper will remain stable in 2018.

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

Revenue from tissue paper products was $nil for the three months ended March 31, 2018, representing a decrease of $703,123, or 100.00%, from $703,123 for the three months ended March 31, 2017. We sold nil tonnes of tissue paper in the first quarter of 2018, as compared to 558 tonnes in the comparable period of 2017, a decrease of 558 tonnes, or 100.00%. We expect to resume and increase production of tissue paper products in the near future.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $nil for the three months ended March 31, 2018 and 2017. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended March 31, 2018 was $2,583,502, a decrease of $17,052,237, or 86.84%, from $19,635,739 for the comparable period in 2017. This was mainly a result of decrease in sales volume.

Cost of sales for CMP was $2,130,823 for the quarter ended March 31, 2018, as compared to $16,807,655 for the comparable period in 2017. The decrease in the cost of sales of $14,676,832 for CMP was mainly due to the decrease in sales volume. Average cost of sales per tonne for CMP increased by 129.25%, from $318 in the first quarter of 2017 to $729 in the first quarter of 2018. The increase in average cost of sales was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board and increased unit cost of manufacturing overheads (mainly including depreciation and labour costs) due to production suspension in the first quarter of 2018 compared to the first quarter of 2017. Cost of sales for offset printing paper was $452,679 for the quarter ended March 31, 2018, as compared to $2,180,258 for the comparable period in 2017. Average cost of sales per tonne of offset printing paper increased by 160.70%, from $458 in the three months ended March 31, 2017, to $1,194 during the comparable period in 2018. The increase in average cost of sales of offset printing paper was mainly due to increased unit cost of manufacturing overheads due to production suspension. Cost of sales for tissue paper products was $nil for the quarter ended March 31, 2018, as compared to $647,826 for the comparable period in 2017.

Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2018 and 2017 are summarized below:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$1,091,386		$653	$15,113,107		$316	$(14,021,721)		$337	-92.78%	106.65%
Light-Weight CMP	$1,039,437		$831	$1,694,548		$337	$(655,111)		$494	-38.66%	146.59%
Total CMP	$2,130,823		$729	$16,807,655		$318	$(14,676,832)		$411	-87.32%	129.25%
Offset Printing Paper	$452,679		$1,194	$2,180,258		$458	$(1,727,579)		$736	-79.24%	160.70%
Tissue Paper Products	$-		$-	647,826		$1,161	$(647,826)		$(1,161)	-100%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper	$2,583,502	$	n/a	$19,635,739	$	n/a	$(17,052,237)	$	n/a	-86.84%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended March 31, 2018 was RMB 2,051/tonne (approximately $325/tonne), as compared to RMB 1,240/tonne (approximately $180/tonne) for the three months ended March 31, 2017. These changes (in US dollars) represent a year-over-year increase of 80.56% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper. The average unit purchase costs (net of applicable value added tax) of recycled scrap binding margin was RMB 2,252/tonne (approximately $356/tonne) in the three months ended March 31, 2018, as compared to RMB 2,105/tonne (approximately $306/tonne) for the three months ended March 31, 2017.

The pricing trends of our major raw materials for the 24-month period from April 2016 to March 2018 are shown below:

Electricity and gas are our two main energy sources. In order to reduce carbon emissions, we have been required to reduce coal consumption by the local government. After replacing all of the coal burning boilers with gas boilers, we stopped using coal in the fourth quarter of 2017, which accounted for approximately 3% of total sales in 2017. Electricity and gas accounted for approximately 12% and 20% of total sales in first quarter of 2018, respectively, compared to 7% and 0.7% of total sales in the same period of 2017. The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2018 are summarized as follows:

Gross Profit

Gross loss for the three months ended March 31, 2018 was $695,308 (-36.82% of the total revenue), representing a decrease of $6,349,228, or 112.30%, from the gross profit of $5,653,920 (22.36% of the total revenue) for the three months ended March 31, 2017. The decrease was mainly due to the decrease in sales volume and increase in unit cost of recycled paper board, partially offset by the increase in average selling prices as further described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross loss for offset printing paper, CMP and tissue paper products for the three months ended March 31, 2018 was $695,308, a decrease of $6,349,228, or 112.30%, from the gross profit of $5,653,920 for the three months ended March 31, 2017. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 59.18 percentage points, from 22.36% for the three months ended March 31, 2017, to -36.82% for the three months ended March 31, 2018.

Gross profit margin for regular CMP for the three months ended March 31, 2018 was -20.23%, or 42.53 percentage points lower, as compared to gross profit margin of 22.30% for the three months ended March 31, 2017.

Gross profit margin for light-weight CMP for the three months ended March 31, 2018 was -59.46%, or 82.78 percentage points lower, as compared to gross profit margin of 23.32% for the three months ended March 31, 2017.

 Gross profit margin for offset printing paper was -37.75% for the three months ended March 31, 2018, a decrease of 63.21 percentage points, as compared to 25.46% for the three months ended March 31, 2017.

Gross profit margin for tissue paper products for the three months ended March 31, 2018 was 0%, or 7.86 percentage points lower, as compared to gross profit margin of 7.86% for the three months ended March 31, 2017.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended March 31, 2018 are as follows:

Digital Photo Paper

Profit for digital photo paper for the three months ended March 31, 2018 was $nil. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 were $3,813,794, an increase of $1,031,452, or 37.07% from $2,782,342 for the three months ended March 31, 2017. The increase was mainly due to the depreciation of idle equipments during the suspension of production in the first quarter of 2018.

 (Loss) Income from Operations

Operating loss for the quarter ended March 31, 2018 was $4,519,478, a decrease of $7,391,056, or 257.39%, from an operating income of $2,871,578 for the quarter ended March 31, 2017. The decrease in operating income was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses as discussed above.

Other Income and Expenses

Interest expense for the three months ended March 31, 2018 decreased by $275,273, from $679,084 in the three months ended March 31, 2017, to $403,811. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $27,257,836 as of March 31, 2018, as compared to $38,716,194 as of March 31, 2017. The interest incurred during the three months ended March 31, 2018 and 2017, were $nil and $5,164, respectively, and were capitalized as soft-cost of construction-in-progress. The interest expense capitalized in first quarter of 2017 was related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”).

Subsidy income for the three month ended March 31, 2018 represents compensation received for losses on disposal of coal boilers in 2017.

Net Income

As a result of the above, net loss was $4,086,276 for the quarter ended March 31, 2018, representing a decrease of $5,794,145, or 339.26%, from $1,707,869 for the quarter ended March 31, 2017.

Accounts Receivable

Net accounts receivable decreased by $1,025,427, or 55.62%, to $818,255 as of March 31, 2018, as compared with $1,843,682 as of December 31, 2017. This is in line with the decrease in revenue of first quarter of 2018. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 72.12% of total value of inventory as of March 31, 2018) and finished goods. As of March 31, 2018, the recorded value of inventory increased by 6.32% to $9,009,448 from $8,474,165 as of December 31, 2017. As of March 31, 2018, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $5,294,406, approximately $1,042,968, or 16.46%, lower than the balance as of December 31, 2017. Production was suspended from late January to March 13, 2018. On March 14, 2018, we resumed production at our manufacturing facilities and restarted producing finished goods of CMP during the second half of March 2018 to fill the increased customer orders placed in April 2018.

A summary of changes in major inventory items is as follows:

	March 31, 2018	December 31, 2017	$ Change	% Change
Raw Materials
Recycled paper board	$5,294,406	$6,337,374	-1,042,968	-16.46%
Recycled white scrap paper	846,463	862,734	-16,271	-1.89%
Recycled scrap binding margin	87,467	-	87,467
Tissue base paper	26,224	25,236	988	3.91%
Coal & gas	51,964	71,674	-19,710	-27.50%
Digital photo base paper and other raw materials	191,460	191,419	41	0.02%
Total Raw Materials	6,497,984	7,488,437	-990,453	-13.23%

Finished Goods	2,511,464	985,728	1,525,736	154.78%
Totals	$9,009,448	$8,474,165	535,283	6.32%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $4,284,644 as of March 31, 2018, a decrease of 2,259,698, or 34.53%, from $6,544,342 as of December 31, 2017. Accounts payable was $308,880 and $422,705 as of March 31, 2018 and December 31, 2017, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou were $3,975,764 and $6,121,637 as of March 31, 2018 and December 31, 2017, respectively. We repaid the balance owed on the bank acceptance notes of $6,121,637 in January 2018. In January 2018, Bank of Cangzhou issued bank acceptance notes on our behalf for $3,975,764 which become due in January of 2019.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had a net working capital deficit of $8,046,205, an increase of $6,275,469, from the net working capital deficit of $1,770,736 at December 31, 2017. Total current assets as of March 31, 2018 amounted to $17,789,945. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $3,975,764 was included in our current assets as of March 31, 2018. Restricted cash is deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank. The acceptance notes will be due in January 2019.

Current liabilities as of March 31, 2018 totaled $25,836,150, an increase of $4,078,617, from the December 31, 2017 balance of $21,757,533. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $3,975,764 as of March 31, 2018, representing a decrease of $2,145,873, or 35.05%, from $6,121,637 as of December 31, 2017. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require monthly and quarterly interest payments, with one large balloon payment upon maturity.

In late January 2018, the Company temporarily suspended its production due to a government-mandated restriction on the natural gas supply. The company resumed production on March 14, 2018. As a result, the net income and net cash generated from operating activities in the first quarter ended March 31, 2018 was a loss and net cash-out. As the production resumed, the management expects that there will be sufficient and continuous cash-in from sales of products in coming months and the working capital condition as of March 31, 2018 will be substantially improved.

Our loan-to-equity ratio was 14.45% as of March 31, 2018. Our debt-asset ratio was 15.06% as of March 31, 2018. The industry average of debt-asset ratios in China for 2016 was 56.9%, according to the latest industry report in 2016 provided by China Industry Intelligence Center at wenku.baidu.com. As long as we are able to manage our short-term liquidity, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to obtain capital for future growth.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $158,300 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $102,498 and $60,378 which was recorded as part of the current liabilities as of March 31, 2018 and December 31, 2017, respectively.

Capital Expenditure Commitment as of March 31, 2018

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions (including leasing companies) and our major shareholders. Major capital expenditures in the three months ended March 31, 2018 were primarily financed by cash from bank loans. As of March 31, 2018, we had approximately $11 million in capital expenditure commitments that were mainly related to the construction costs of building equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery. These commitments are expected to be financed by bank loans and cash flows generated from our business operations .

Capital Expenditures

Our committed capital expenditures for the next 12 months are approximately $11 million, which mainly includes budgeted costs for the projects described below.

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $133 million (of which $124 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $110 million (of which $101 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $23 million (of which $23 million has been incurred thus far). We had previously estimated that the installation and test operations of the PM8 production line would be completed in the second half of 2014. Our current estimated completion time of the PM8 production line is the first half of 2018. We have experienced delays resulting from our inability to obtain approval for a coal burning boiler in the PM8 production line from the Hebei Provincial Government. According to the latest regulation announced by the Hebei Provincial Government, coal burning boilers are no longer allowed for new plants. As an alternative solution, we are now installing gas boilers.

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

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of March 31, 2018 was $4,716,073, a decrease of $4,301,354, from $9,017,427 as of December 31, 2017. The decrease of cash and cash equivalents for the three months ended March 31, 2018 was attributable to a number of factors:

i. Net cash (used in) provided by operating activities

Net cash used in operating activities was $4,857,594 for the three months ended March 31, 2018. The balance represented a decrease of cash of $6,220,207, or 456.49%, from $1,362,613 provided for the three months ended March 31, 2017. Net loss for the three months ended March 31, 2018 was $4,086,276, representing a decrease of $5,794,145, or 339.26%, from a net income of $1,707,869 for the three months ended March 31, 2017. Changes in various asset and liability account balances throughout the three months ended March 31, 2018 also contributed to the net change in cash from operating activities in three months ended March 31, 2018. Chief among such changes is the decrease of accounts receivable in the amount of $1,114,843 during the three months of 2018 (an increase to net cash) and the decrease of notes payable in the amount of $2,374,507 (a decrease to net cash). There was also an increase of $202,692 (a decrease to net cash) in the ending inventory balance as of March 31, 2018 (a decrease to net cash for the three months ended March 31, 2018 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $3,730,585. The Company also had a net increase of $2,535,170 in prepayment and other current assets (a decrease to net cash) and a net increase of $176,283 in other payables and accrued liabilities and due to a related party (an increase to net cash) during the three months ended March 31, 2018.

ii. Net cash used in investing activities

We incurred $707,162 in net cash expenditures for investing activities during the three months of 2018, as compared to $5,258,905 for the same period of 2017. Expenditures in the three months ended March 31, 2018 were mainly for the progress payments for the construction of our first tissue paper production line (PM8) and related facilities, including three paper mill workshops and maintenance workshops and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $791,503 for the three months ended March 31, 2018, as compared to net cash provided by financing activities in the amount of $9,823,413 for the three months ended March 31, 2017. The decrease was mainly attributable to repayment of related party loans and short term bank loans.

Short-term bank loans

		March 31,	December 31,
		2018	2017
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,285,145
ICBC Loan 2	(b)	3,021,580	2,907,778
Bank of Cangzhou	(c)	5,566,070	-
ICBC Loan 3	(d)	4,452,855	-
Total short-term bank loans		$13,040,505	$7,192,923

(a)

On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,285,145 as of December 31, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due and repaid on January 8, 2018.

(b)	On October 18, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,021,580 and $2,907,778 as of March 31, 2018 and December 31, 2017, respectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.945% per annum. The loan will be due on October 12, 2018.

(c)

On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was withdrawn on January 4, 2018, with a balance of $5,566,070 as of March 31, 2018. The loan bears a fixed interest rate of 6.09% per annum. The working capital loan is secured by the Company’s land use right and guaranteed by the Company’s CEO and Orient Paper Shengde with its production equipment as collateral for the benefit of the bank. The loan will be due on January 3, 2019.

(d)	On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,452,855 as of March 31, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 5.4% per annum. The loan will be due on February 9, 2019.

As of March 31, 2018, there were guaranteed short-term borrowings of $13,040,505 and unsecured bank loans of $nil. As of December 31, 2017, there were guaranteed short-term borrowings of $7,192,923 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2018 and 2017 were approximately 5.57% and 5.28%, respectively.

Long-term loans from credit union

As of March 31, 2018 and December 31, 2017, loans payable to Rural Credit Union of Xushui County, amounted to $7,856,109 and $7,560,221, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $198,788, of which $71,564 was paid ahead of its original repayment schedule. As of March 31, 2018 and December 31, 2017, total outstanding loan balance was $1,367,663 and $1,316,152, respectively, which is presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $7,782,238 and $7,963,285 as of March 31, 2018 and December 31, 2017, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $206,740, of which $47,709 was paid ahead of its original repayment schedule. As of March 31, 2018 and December 31, 2017, the total outstanding loan balance was $3,975,763 and $3,826,022, respectively, which is presented as current liabilities in the consolidated balance sheet.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of March 31, 2018 and December 31, 2017 the total outstanding loan balance was $2,512,683 and $2,418,047, respectively. Out of the total outstanding loan balance, current portion amounted were $1,272,245 and $1,224,328 as of March 31, 2018 and December 31, 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,240,438 and $1,193,719 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2018 and December 31, 2017 respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2018 and 2017 were $291,339 and $262,779, respectively.

Shareholder Loans

The Company’s CEO has loaned money to Orient Paper HB for working capital purposes over a period of time. On January 1, 2013, Orient Paper HB and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $407,649 and $392,296 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2018 and December 31, 2017, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $9,541,833 to Orient Paper HB for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company repaid $3,166,010 to Mr. Zhenyong Liu. As of March 31, 2018 and December 31, 2017, the outstanding loan balance was $nil and $3,060,818, respectively and the accrued interest were $69,616 and $45,912, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Orient Paper HB to borrow from the CEO an amount up to $19,083,666 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,583,005 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. As of March 31, 2018 and December 31, 2017, the outstanding loan balance were $6,361,222 and $7,652,047, respectively and the accrued interest was $205,885 and $110,476, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2018 and December 31, 2017, total amount of loans due to Mr. Zhenyong Liu were $6,361,222 and $10,712,865, respectively. The interest expense incurred for such related party loans are $112,472 and $110,684 for the three months ended March 31, 2018 and 2017, respectively. The accrued interest owe to the CEO was approximately $683,150 and $548,684, as of March 31, 2018 and December 31, 2017, respectively, which was recorded in other payables and accrued liabilities.

During the three months ended March 31, 2018 and 2017, the Company borrowed $nil from shareholders.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2018 and 2017, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Orient Paper HB and Orient Paper Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2018 and December 31, 2017 to translate the Chinese RMB to the U.S. Dollars are 6.2881:1 and 6.5342:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.3171:1, and 6.8777:1 for the three months ended March 31, 2018 and 2017, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., (formerly known as Dongfang Trading Co.,) for its long-term bank loans in an amount of $8,905,711 (RMB56,000,000), which matures at various times in 2018. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2018.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended March 31, 2018, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press release dated May 11, 2018.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENT PAPER, INC.

Date: May 14, 2018	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)