Form 10-Q
period 2018-06-30
IT TECH PACKAGING, INC.
filed 2018-08-09
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-34577

IT TECH PACKAGING, INC.
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

[Orient Paper, Inc.]
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

As of August 9, 2018, there were 21,450,316 shares of the registrant’s common stock, par value $0.001, outstanding.

 i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS

Current Assets
Cash and bank balances	$5,745,284	$2,895,790
Restricted cash	3,778,376	6,121,637
Accounts receivable (net of allowance for doubtful accounts of $55,570 and $37,626 as of June 30, 2018 and December 2017, respectively)	2,722,949	1,843,682
Inventories	4,055,222	8,474,165
Prepayments and other current assets	2,927,813	651,523

Total current assets	19,229,644	19,986,797

Property, plant, and equipment, net	181,057,430	189,388,709
Value-added tax recoverable	2,957,782	3,041,416
Deferred tax asset non-current	7,544,387	6,572,559

Total Assets	$210,789,243	$218,989,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$12,393,072	$7,192,923
Current portion of long-term loans from credit union	7,466,070	6,366,502
Accounts payable	135,853	422,705
Notes payable	3,778,376	6,121,637
Due to related parties	238,428	60,378
Accrued payroll and employee benefits	223,609	231,247
Other payables and accrued liabilities	1,387,368	836,337
Income taxes payable	-	525,804

Total current liabilities	25,622,776	21,757,533

Loans from credit union	-	1,193,719
Loans from a related party	6,045,401	10,712,865

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $29,172,590 and $31,235,520 as of June 30, 2018 and 2017, respectively)	31,668,177	33,664,117

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 21,450,316 shares issued and outstanding as of June 30, 2018 and 2017, respectively	21,450	21,450
Additional paid-in capital	50,635,243	50,635,243
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	3,240,783	5,468,799
Retained earnings	119,143,016	123,119,298

Total stockholders' equity	179,121,066	185,325,364

Total Liabilities and Stockholders' Equity	$210,789,243	$218,989,481

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$33,149,190	$22,787,683	$35,037,384	$48,077,342

Cost of sales	(30,133,768)	(19,323,017)	(32,717,270)	(38,958,756)

Gross Profit	3,015,422	3,464,666	2,320,114	9,118,586
Selling, general and administrative expenses	(3,027,265)	(2,688,549)	(6,841,059)	(5,470,891)
Gain (Loss) from disposal of property, plant and equipment	113	(12,101)	(10,263)	(12,101)

(Loss) Income from Operations	(11,730)	764,016	(4,531,208)	3,635,594

Other Income (Expense):
Interest income	(17,344)	5,811	27,419	23,756
Subsidy income	(2,772)	101	250,509	40,813
Interest expense	(407,182)	(696,530)	(810,993)	(1,375,614)

(Loss) Income before Income Taxes	(439,028)	73,398	(5,064,273)	2,324,549

Provision for Income Taxes	549,022	(57,481)	1,087,991	(600,763)

Net Income (Loss)	109,994	15,917	(3,976,282)	1,723,786

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(9,603,574)	3,288,469	(2,228,016)	4,244,761

Total Comprehensive (Loss) Income	$(9,493,580)	$3,304,386	$(6,204,298)	$5,968,547

Earnings (Losses) Per Share:

Basic and Diluted Earnings (Losses) per Share	$0.01	$0.00	$(0.19)	$0.08

Outstanding – Basic and Diluted	21,450,316	21,450,316	21,450,316	21,450,316

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities:
Net income	$(3,976,282)	$1,723,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,410,833	7,199,500
Loss from disposal of property, plant and equipment	10,263	12,101
(Recovery from) Allowance for bad debts	19,075	(34,779)
Share-based compensation expenses	-	-
Deferred tax	(1,091,557)	(1,288,588)
Changes in operating assets and liabilities:
Accounts receivable	(953,735)	1,738,942
Prepayments and other current assets	(2,319,121)	(2,362,865)
Inventories	4,468,468	(4,609,040)
Accounts payable	(291,710)	(224,074)
Advance from customers	-	(29,152)
Notes payable	(2,348,520)	3,643,943
Due to related parties	78,284	72,879
Accrued payroll and employee benefits	(4,929)	12,772
Other payables and accrued liabilities	684,864	(1,383,446)
Income taxes payable	(537,772)	(732,440)
Net Cash Provided by Operating Activities	1,148,161	3,739,539

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,233,667)	(5,900,335)
Proceeds from sale of property, plant and equipment	-	24,522
Net Cash Used in Investing Activities	(1,233,667)	(5,875,813)

Cash Flows from Financing Activities:
Proceeds from related party loans	4,697,041	-
Repayments of related party loans	(9,394,082)	-
Proceeds from short term bank loans	9,863,786	9,911,525
Repayment of bank loans	(4,383,905)	-
Proceeds from credit union loans		2,332,124
Payment of capital lease obligation	-	(2,030,900)
Net Cash Provided by Financing Activities	782,840	10,212,749

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(191,101)	287,083

Net Increase in Cash and Cash Equivalents	506,233	8,363,558

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	9,017,427	4,494,964

Cash, Cash Equivalents and Restricted Cash - End of Period	$9,523,660	$12,858,522

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$1,110,879	$1,034,757
Cash paid for income taxes	$534,901	$2,621,791

Cash and bank balances	5,745,284	6,953,940
Restricted cash	3,778,376	5,904,582
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	9,523,660	12,858,522

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Business Background

IT Tech Packaging, Inc. (the Company) was incorporated in the State of Nevada on December 9, 2005, under the name “Carlateral, Inc.” Through the steps described immediately below, we became the holding company for Hebei Baoding Dongfang Paper Milling Company Limited (“Dongfang Paper”), a producer and distributor of paper products in China, on October 29, 2007, and effective December 21, 2007, we changed our name to “Orient Paper, Inc.”.

Effective on August 1, 2018, we changed our corporate name to IT Tech Packaging, Inc.. The name change was effected through a parent/subsidiary short-form merger of IT Tech Packaging, Inc., our wholly-owned Nevada subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. In connection with the name change, our common stock began being traded under a new NYSE symbol, “ITP,” and a new CUSIP number, 46527C100, at such time.

On October 29, 2007, pursuant to an agreement and plan of merger (the “Merger Agreement”), the Company acquired Dongfang Zhiye Holding Limited (“Dongfang Holding”), a corporation formed on November 13, 2006 under the laws of the British Virgin Islands, and issued the shareholders of Dongfang Holding an aggregate of 7,450,497 (as adjusted for a four-for-one reverse stock split effected in November 2009) shares of our common stock, which shares were distributed pro-rata to the shareholders of Dongfang Holding in accordance with their respective ownership interests in Dongfang Holding. At the time of the Merger Agreement, Dongfang Holding owned all of the issued and outstanding stock and ownership of Dongfang Paper and such shares of Dongfang Paper were held in trust with Zhenyong Liu, Xiaodong Liu and Shuangxi Zhao, for Mr. Liu, Mr. Liu and Mr. Zhao (the original shareholders of Dongfang Paper) to exercise control over the disposition of Dongfang Holding’s shares in Dongfang Paper on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of Dongfang Paper’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of Dongfang Paper’s shares. As a result of the merger transaction, Dongfang Holding became a wholly owned subsidiary of the Company, and Dongfang Holding’s wholly owned subsidiary, Dongfang Paper, became an indirectly owned subsidiary of the Company.

Dongfang Holding, as the 100% owner of Dongfang Paper, was unable to complete the registration of Dongfang Paper’s capital under its name within the proper time limits set forth under PRC law. In connection with the consummation of the restructuring transactions described below, Dongfang Holding directed the trustees to return the shares of Dongfang Paper to their original shareholders, and the original Dongfang Paper shareholders entered into certain agreements with Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”) to transfer the control of Dongfang Paper over to Baoding Shengde.

On June 24, 2009, the Company consummated a number of restructuring transactions pursuant to which it acquired all of the issued and outstanding shares of Shengde Holdings Inc, a Nevada corporation. Shengde Holdings Inc was incorporated in the State of Nevada on February 25, 2009. On June 1, 2009, Shengde Holdings Inc incorporated Baoding Shengde, a limited liability company organized under the laws of the PRC. Because Baoding Shengde is a wholly-owned subsidiary of Shengde Holdings Inc, it is regarded as a wholly foreign-owned entity under PRC law.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To ensure proper compliance of the Company’s control over the ownership and operations of Dongfang Paper with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with Dongfang Paper and Dongfang Paper Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings Inc (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010). Baoding Shengde is mainly engaged in production and distribution of digital photo paper and is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to Dongfang Paper, in exchange for service fees including a fee equivalent to 80% of Dongfang Paper’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to Dongfang Paper Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of Dongfang Paper; (iii) Call Option Agreement, which generally provides, among other things, that Dongfang Paper Equity Owners irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in Dongfang Paper. The exercise price for the options shall be RMB1 which Baoding Shengde should pay to each of Dongfang Paper Equity Owner for all their equity interests in Dongfang Paper; (iv) Share Pledge Agreement, which provides that Dongfang Paper Equity Owners will pledge all of their equity interests in Dongfang Paper to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that Dongfang Paper Equity Owners breach their obligations under the Loan Agreement or Dongfang Paper fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that Dongfang Paper Equity Owners shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of Dongfang Paper or with respect to any equity owner action to be taken in accordance with the laws and Dongfang Paper’s Articles of Association. The terms of the agreement are binding on the parties for as long as Dongfang Paper Equity Owners continue to hold any equity interest in Dongfang Paper. An Dongfang Paper Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled Dongfang Paper since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009, and continues to control Dongfang Paper through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

On February 10, 2010, Baoding Shengde and the Dongfang Paper Equity Owners entered into a Termination of Loan Agreement to terminate the above-mentioned $10,000,000 Loan Agreement. Because of the Company’s decision to fund future business expansions through Baoding Shengde instead of Dongfang Paper, the $10,000,000 loan contemplated was never made prior to the point of termination. The parties believe the termination of the Loan Agreement does not in itself compromise the effective control of the Company over Dongfang Paper and its businesses in the PRC.

An agreement was also entered into among Baoding Shengde, Dongfang Paper and the Dongfang Paper Equity Owners on December 31, 2010, reiterating that Baoding Shengde is entitled to 100% of the distributable profit of Dongfang Paper, pursuant to the above mentioned Contractual Agreements. In addition, Dongfang Paper and the Dongfang Paper Equity Owners shall not declare any of Dongfang Paper’s unappropriated earnings as dividend, including the unappropriated earnings of Dongfang Paper from its establishment to 2010 and thereafter.

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the three months and six months ended June 30, 2018 and 2017 was accounted for 100%, of the Company’s total revenue for the same periods. Dongfang Paper also accounted for 88.24% and 87.96% of the total assets of the Company as of June 30, 2018 and December 31, 2017, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2018 and December 31, 2017, details of the Company’s subsidiaries and variable interest entities are as follows:

	Date of Incorporation	Place of Incorporation or	Percentage of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper production and distribution
Variable interest entity (“VIE”):
Dongfang Paper	March 10, 1996	PRC	Control *	Paper production and distribution

*	Dongfang Paper is treated as a 100% controlled variable interest entity of the Company.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
ASSETS

Current Assets
Cash and bank balances	$5,624,784	$2,681,942
Restricted cash	3,778,376	6,121,637
Accounts receivable	2,722,949	1,843,682
Inventories	4,034,716	8,431,972
Prepayments and other current assets	2,923,146	646,598

Total current assets	19,083,971	19,725,831

Property, plant, and equipment, net	160,874,995	167,727,768
Deferred tax asset non-current	6,037,197	5,167,288

Total Assets	$185,996,163	$192,620,887

LIABILITIES

Current Liabilities
Short-term bank loans	$12,393,072	$7,192,923
Current portion of long-term loans from credit union	5,078,137	5,142,175
Accounts payable	135,853	422,705
Notes payable	3,778,376	6,121,637
Due to related parties	135,193	60,378
Accrued payroll and employee benefits	219,231	227,163
Other payables and accrued liabilities	1,387,327	836,309
Income taxes payable	-	519,365

Total current liabilities	23,127,189	20,522,655

Loans from a related party	6,045,401	10,712,865

Total liabilities	$29,172,590	$31,235,520

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 of the Company, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “the Company”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any future period.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of June 30, 2018 and December 31, 2017, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

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

Liquidity and Going Concern

As of June 30, 2018 the Company had current assets of $19,229,644 and current liabilities of $25,622,776 (including amounts due to related parties of $964,361), resulting in a working capital deficit of approximately $6,393,132; as of December 31, 2017, the Company had current assets of $19,986,797 and current liabilities of $21,757,533 (including amounts due to related parties of $609,062), resulting in a working capital deficit of approximately $1,770,736. In late January, 2018, the Company temporarily suspended its production due to a government-mandated restriction on the natural gas supply. The company resumed production on March 14, 2018. As a result, the company incurred a net loss in the first quarter of 2018. As the production resumed, the net cash generated from operations for the three months ended June 30, 2018 was $6.0 million as compared to the net cash-out of $4.8 million in the first quarter of 2018. The management expects that there will be sufficient and continuous cash-in from sales in coming months and the working capital condition as of September 30, 2018 will be substantially improved.

(3) Restricted Cash

Restricted cash of $3,778,376 as of June 30, 2018 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank (see Note (9)). The restriction will be lifted upon the maturity of the notes payable on January 10, 2019.

Restricted cash of $6,121,637 as of December 31, 2017 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank (see Note (9)). The restriction was lifted upon the maturity of the notes payable on January 5, 2018.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Raw Materials
Recycled paper board	$2,028,145	$6,337,374
Recycled white scrap paper	578,396	862,734
Coal & gas	57,407	71,674
Base paper and other raw materials	177,112	216,655
	2,841,060	7,488,437
Finished Goods	1,214,162	985,728
Totals	$4,055,222	$8,474,165

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Prepaid land lease	$190,430	$459,123
Prepayment for purchase of materials	2,727,355	183,649
Others	10,028	8,751
	$2,927,813	$651,523

(6) Property, plant and equipment, net

As of June 30, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
Property, Plant, and Equipment:
Land use rights	$12,324,396	$12,479,814
Building and improvements	97,635,464	98,866,703
Machinery and equipment	117,344,995	118,670,578
Vehicles	619,752	593,265
Construction in progress	36,617,247	36,077,498
Totals	264,541,854	266,687,858
Less: accumulated depreciation and amortization	(83,484,424)	(77,299,149)
Property, Plant and Equipment, net	$181,057,430	$189,388,709

As of June 30, 2018 and December 31, 2017, land use rights represented two parcel of state-owned lands located in Xushui County of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County Industrial Park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in 2018. For the three months ended June 30, 2018 and 2017, the amount of interest capitalized is $nil and $4,499, respectively. For the six months ended June 30, 2018 and 2017, the amount of interest capitalized is $nil and $9,663, respectively.

As of June 30, 2018 and December 31, 2017, certain property, plant and equipment of Dongfang Paper with net values of $6,927,618 and $7,963,285, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $6,285,552 and $6,437,419 as of June 30, 2018 and December 31, 2017 were pledged for the bank loan from Bank of Industrial & Commercial Bank of China. In addition, plant and equipment of Baoding Shengde with net values of $15,001,701 and $nil as of June 30, 2018 and December 31, 2017, respectively, and another land use right with net value of $4,991,336 and $nil as of June 30, 2018 and December 31, 2017 were pledged for the bank loan from Bank of Cangzhou. See “ Short-term bank loans ” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,680,248 and $3,584,141 for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization of property, plant and equipment was $7,410,833 and $7,199,500 for the six months ended June 30, 2018 and 2017, respectively.

(7) Loans Payable

Short-term bank loans

		June 30,	December 31,
		2018	2017
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,285,145
ICBC Loan 2	(b)	2,871,565	2,907,778
Bank of Cangzhou	(c)	5,289,726	-
ICBC Loan 3	(d)	4,231,781	-
Total short-term bank loans		$12,393,072	$7,192,923

(a)	On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,285,145 as of December 31, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due and repaid on January 8, 2018.

(b)	On October 18, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,871,565 and $2,907,778 as of June 30, 2018 and December 31, 2017, respectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.945% per annum. The loan will be due on October 12, 2018.

(c)	On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was withdrawn on January 4, 2018, with a balance of $5,289,726 as of June 30, 2018. The loan bears a fixed interest rate of 6.09% per annum. The working capital loan is secured by the Company’s land use right and guaranteed by the Company’s CEO and Baoding Shengde with its production equipment as collateral for the benefit of the bank. The loan will be due on January 3, 2019.

(d)	On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,231,781 as of June 30, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 5.4% per annum. The loan will be due on February 9, 2019.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2018, there were guaranteed short-term borrowings of $12,393,072 and unsecured bank loans of $nil. As of December 31, 2017, there were guaranteed short-term borrowings of $7,192,923 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended June 30, 2018 and 2017 were approximately 5.59% and 5.25%, respectively. The average short-term borrowing rates for the six months ended June 30, 2018 and 2017 were approximately 5.58% and 5.27%, respectively.

Long-term loans from credit union

As of June 30, 2018 and December 31, 2017, loans payable to Rural Credit Union of Xushui County, amounted to $7,466,070 and $7,560,221, respectively.

	June 30,	December 31,
	2018	2017
Rural Credit Union of Xushui County Loan 1	$1,299,761	$1,316,152
Rural Credit Union of Xushui County Loan 2	3,778,376	3,826,022
Rural Credit Union of Xushui County Loan 3	2,387,933	2,418,047
Total	7,466,070	7,560,221
Less: Current portion of long-term loans from credit union	(7,466,070)	(6,366,502)
Long-term loans from credit union	$-	$1,193,719

As of June 30, 2018, the Company’s long-term debt repayments for the next five years were as follows:

Amount
Fiscal year
Remainder of 2018	$6,287,217
2019	1,178,853
2020	-
2021	-
2022	-
2023	-
Total	7,466,070

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $188,919, of which $52,897 was paid ahead of its original repayment schedule. As of June 30, 2018 and December 31, 2017, total outstanding loan balance was $1,299,761 and $1,316,152, respectively, which is presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $6,927,618 and $7,963,285 as of June 30, 2018 and December 31, 2017, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $196,476, of which $45,341 was paid ahead of its original repayment schedule. As of June 30, 2018 and December 31, 2017, the total outstanding loan balance was $3,778,376 and $3,826,022, respectively, which is presented as current liabilities in the consolidated balance sheet.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of June 30, 2018 and December 31, 2017, the total outstanding loan balance was $2,387,933 and $2,418,047, respectively. Out of the total outstanding loan balance, current portion amounted were $2,387,933 and $1,224,328 as of June 30, 2018 and December 31, 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,193,719 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2018 and 2017 were $328,955 and $324,929, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2018 and 2017 were $620,294 and $587,708, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Related Party Transactions

The Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $387,410 and $392,296 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $9,541,833 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company repaid $3,131,361 to Mr. Zhenyong Liu. As of June 30, 2018 and December 31, 2017, the outstanding loan balance was $nil and $3,060,818, respectively and the accrued interest was $77,117 and $45,912, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $18,136,203 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,565,680 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. As of June 30, 2018 and December 31, 2017, the outstanding loan balance were $6,045,401 and $7,652,047, respectively, and the accrued interest was $261,407 and $110,476, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2018 and December 31, 2017, total amount of loans due to Mr. Zhenyong Liu were $6,045,401 and $10,712,865, respectively. The interest expense incurred for such related party loans are $78,227 and $111,232 for the three months ended June 30, 2018 and 2017, respectively. The interest expenses incurred for such related party loans are $190,699 and $221,916 for the six months ended June 30, 2018 and 2017, respectively. The accrued interest owe to the CEO was approximately $725,934 and $548,684, as of June 30, 2018 and December 31, 2017, respectively, which was recorded in other payables and accrued liabilities.

As of June 30, 2018 and 2017, amount due to shareholder are $103,235 and $nil, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $156,568 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Notes payable

As of June 30, 2018, the Company had bank acceptance notes of $3,778,376 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from the bank as well as the restricted bank deposit of $3,778,376 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes will become due and payable on January 10, 2019.

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

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30,	December 31,
	2018	2017
Accrued electricity	$141,378	$2,862
Value-added tax payable	414,852	196,395
Accrued interest to a related party	725,934	548,684
Payable for purchase of equipment	48,968	49,585
Accrued commission to salesmen	12,060	16,992
Others	44,176	21,819
Totals	$1,387,368	$836,337

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

IT TECH PACKAGING, INC.

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

Three Months Ended June 30, 2018
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No warrants were issued, exercised, cancelled or expired during the six months ended June 30, 2018. As of June 30, 2018, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the six months ended June 30, 2017. As of December 31, 2017, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

(13) Earnings Per Share

For the three months ended June 30, 2018 and 2017, basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30,
	2018	2017
Basic income per share
Net income for the period - numerator	$109,994	$15,917
Weighted average common stock outstanding - denominator	21,450,316	21,450,316
Net income per share	$0.01	$0.00

Diluted income per share
Net income for the period- numerator	$109,994	$15,917
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,450,316	21,450,316
Diluted income per share	$0.01	$0.00

For the six months ended June 30, 2018 and 2017, basic and diluted net income per share are calculated as follows:

	Six Months Ended June 30,
	2018	2017
Basic (loss) income per share
Net (loss) income for the period - numerator	$(3,976,282)	$1,723,786
Weighted average common stock outstanding - denominator	21,450,316	21,450,316
Net (loss) income per share	$(0.19)	$0.08

Diluted (loss) income per share
Net (loss) income for the period- numerator	$(3,976,282)	$1,723,786
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,450,316	21,450,316
Diluted (loss) income per share	$(0.19)	$0.08

For the three and six months ended June 30, 2018 and 2017, 820,312 warrants shares were excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price was lower than the warrants exercise price. For the three and six months ended June 30, 2018, there were no securities with dilutive effect issued and outstanding.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) Income Taxes

United States

The Company and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 TCJAAct”), which significantly changed U.S. tax law. The Act 2017 TCJA lowered the Company’s U.S. statutory federal income tax rate from the highest rate of 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income which requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the 2017 TCJA. SAB 118 provides a measurement period of up to one year from the 2017 TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the 2017 TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 TCJA.

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

PRC

Dongfang Paper and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended
	June 30,
	2018	2017
Provision for Income Taxes
Current Tax Provision PRC	$3,566	$563,588
Deferred Tax Provision PRC	(552,588)	(506,107)
Total Provision for Income Taxes	$(549,022)	$57,481

The provisions for income taxes for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended
	June 30,
	2018	2017
Provision for Income Taxes
Current Tax Provision PRC	$3,566	$1,744,332
Deferred Tax Provision PRC	(1,091,557)	(1,143,569)
Total Provision for Income Taxes	$(1,087,991)	$600,763

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred aggregate net operating losses of approximately $nil and $6,710,939 for U.S. income tax purposes for the years ended December 31, 2017 and 2016, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of December 31, 2016, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of December 31, 2016, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	June 30, 2018	December 31, 2017
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$5,778,340	$5,123,762
Impairment of property, plant and equipment	440,080	440,080
Miscellaneous	702,113	712,517
Net operating loss carryover of PRC company	623,854	1,094,887
Net operating loss carryover for U.S. income tax purposes	-	-
Total deferred tax assets	7,544,387	7,371,246
Less: Valuation allowance	-	-
Total deferred tax assets, net	$7,544,387	$7,371,246

The following table reconciles the statutory rates to the Company’s effective tax rate for:

	Three Months Ended June 30,
	2018	2017
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	0.0	(19.3)
Effect of expenses not deductible for PRC tax purposes	100.1%	(0.2)
Change in valuation allowance	0.0	72.8
Effective income tax rate	125.1%	78.3%

	Six Months Ended June 30,
	2018	2017
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	0.0	(0.2)
Effect of expenses not deductible for PRC tax purposes	3.5%	0.5
Change in valuation allowance	0.0	0.5
Effective income tax rate	21.5%	25.8%

During the three months ended June 30, 2018 and 2017, the effective income tax rate was estimated by the Company to be 11.7% and 78.3%, respectively. During the six months ended June 30, 2018 and 2017, the effective income tax rate was estimated by the Company to be 25.8% and 25.8%, respectively.

As of December 31, 2017, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believes that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

IT TECH PACKAGING, INC.

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

(16) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui County, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,788 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, the company entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $563,645 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $156,568 (RMB 1,000,000), for a total term of up to five years.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

June 30,	Amount
2019	574,817
2020	562,222
2021	562,222
2022	562,222
2023	562,222
Thereafter	2,375,843
Total operating lease payments	$5,199,548

Capital commitment

As of June 30, 2018, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $10,528,048 and $11,227,896 as of June 30, 2018 and December 31, 2017, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of June 30, 2018 and December 31, 2017, the Company guaranteed its long-term loan from financial institutions amounting to $8,463,561 (RMB56,000,000) and $8,570,292 (RMB56,000,000) that matured at various times in 2018. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

(17) Segment Reporting

Since March 10, 2010, Baoding Shengde started its operations and thereafter the Company manages its operations through two business operating segments: Dongfang Paper, which produces offset printing paper and corrugating medium paper, and Baoding Shengde, which produces digital photo paper. They are managed separately because each business requires different technology and marketing strategies.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	June 30, 2018
	Dongfang Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$33,135,162	$14,028	$-	$-	$33,149,190
Gross profit	3,018,995	(3,573)	-	-	3,015,422
Depreciation and amortization	3,492,033	188,215	-	-	3,680,248
Loss from disposal of property, plant and equipment	(113)	-	-	-	(113)
Interest income	(17,447)	103	-	-	(17,344)
Interest expense	362,158	45,024	-	-	407,182
Income tax expense(benefit)	(491,642)	(57,380)	-	-	(549,022)
Net income (loss)	340,468	(175,962)	(54,512)	-	109,994
Total Assets	185,996,162	24,786,027	7,054	-	210,789,243

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	June 30, 2017
	Dongfang Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$22,787,683	$-	$-	$-	$22,787,683
Gross profit	3,464,666	-	-	-	3,464,666
Depreciation and amortization	3,359,013	225,128	-	-	3,584,141
Interest income	4,510	1,301	-	-	5,811
Interest expense	669,944	26,586	-	-	696,530
Income tax expense(benefit)	135,756	(78,275)	-	-	57,481
Net income (loss)	411,396	(193,304)	(202,175)	-	15,917

	Six Months Ended
	June 30, 2018
	Dongfang Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$35,023,356	$14,028	$-	$-	$35,037,384
Gross profit	2,323,687	(3,573)	-	-	2,320,114
Depreciation and amortization	7,030,192	380,641	-	-	7,410,833
Loss from disposal of property, plant and equipment	10,263	-	-	-	10,263
Interest income	27,168	251	-	-	27,419
Interest expense	720,948	90,045	-	-	810,993
Income tax expense(benefit)	(964,278)	(123,713)	-	-	(1,087,991)
Net income (loss)	(3,209,922)	(374,686)	(391,674)	-	(3,976,282)

	As of June 30, 2018
	Dongfang Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total assets	$185,996,162	24,786,027	7,054	-	210,789,243

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	June 30, 2017
	Dongfang Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$48,077,342	$-	$-	$-	$48,077,342
Gross profit	9,118,586	-	-	-	9,118,586
Depreciation and amortization	6,750,301	449,199	-	-	7,199,500
Interest income	22,219	1,537	-	-	23,756
Interest expense	1,349,028	26,586	-	-	1,375,614
Income tax expense(benefit)	823,326	(222,563)	-	-	600,763
Net income (loss)	2,434,010	(290,927)	(419,297)	-	1,723,786

	As of December 31, 2017
	Dongfang Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total assets	$192,620,887	26,363,435	5,159	-	218,989,481

(18) Concentration and Major Customers and Suppliers

For the three and six months ended June 30, 2018, the Company had no single customer contributed over 10% of total sales.

For the three and six months ended March 31, 2017, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2018, the Company had one major supplier accounted for 86% of total purchases. For the three months ended June 30, 2017, the Company had three major suppliers accounted for 60%, 20% and 7% of total purchases.

For the six months ended June 30, 2018, the Company had one major supplier which primarily accounted for 84% of the total purchases. For the six months ended June 30, 2017, the Company had three major suppliers which primarily accounted for 56%, 18% and 7% of the total purchases.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of June 30, 2018 and December 31, 2017. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$75,568) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2018 and December 31, 2017, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB61,177,491 (US$9,246,062) as of June 30, 2018.

(20) Risks and Uncertainties

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

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2018 and 2017 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

In this quarterly report, references to “the Company,” “we,” “our” and “us” refer to IT Tech Packaging, Inc. and its PRC subsidiary and variable interest entity unless the context requires otherwise.

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

Effective on August 1, 2018, we changed our corporate name to IT Tech Packaging, Inc.. The name change was effected through a parent/subsidiary short-form merger of IT Tech Packaging, Inc., our wholly-owned Nevada subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. In connection with the name change, our common stock began being traded under a new NYSE symbol, “ITP,” and a new CUSIP number, 46527C100, at such time.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue for the three months ended June 30, 2018 was $33,149,190, an increase of $10,361,507, or 45.47%, from $22,787,683 for the same period in the previous year. This was mainly due to the increase in average selling price(ASP) of CMP and offset printing paper, partially offset by the decrease in sales volume of offset printing paper.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended June 30, 2018 was $33,135,162, an increase of $10,347,479, or 45.41%, from $22,787,683 for the second quarter of 2017. Total offset printing paper, CMP and tissue paper products sold during the three months ended June 30, 2018 amounted to 52,995 tonnes, a decrease of 2,074 tonnes, or 3.77%, compared to 55,069 tonnes sold in the comparable period in the previous year. This was mainly due to the decrease in quantity of offset printing paper sold resulted from demand slump. The changes in revenue dollar amount and in quantity sold for the three months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017		Change in		Percentage Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	38,541	$23,307,297	37,994	$13,891,973	547	$9,415,324	1.44%	67.78%
Light-Weight CMP	9,543	$5,599,914	9,200	$3,243,767	343	$2,356,147	3.73%	72.64%
Total CMP	48,084	$28,907,211	47,194	$17,135,740	890	$11,771,471	1.89%	68.70%
Offset Printing Paper	4,911	$4,227,951	7,307	$4,927,679	(2,396)	$(699,728)	-32.79%	-14.20%
Tissue Paper Products	-	$-	568	$724,264	(568)	$(724,264)	-100.00%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	52,995	$33,135,162	55,069	$22,787,683	(2,074)	$10,347,479	-3.77%	45.41%

Monthly sales revenue (excluding revenue from digital photo paper and tissue paper products) for the 24 months ended June 30, 2018, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended June 30, 2018 and 2017 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended June 30, 2017	$674	$366	$353	$1275
Three Months ended June 30, 2018	$861	$605	$587	$-
Increase (Decrease) from comparable period in the previous year	$187	$239	$234	$-1275
Increase (Decrease) by percentage	27.74%	65.30%	66.29%	-100.00%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24 month period ended June 30, 2018:

Corrugating Medium Paper

Revenue from CMP amounted to $28,907,211 (87.24% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2018, representing an increase of $11,771,471, or 68.70%, from $17,135,740 for the comparable period in 2017.

We sold 48,084 tonnes of CMP in the three months ended June 30, 2018 as compared to 47,194 tonnes for the same period in 2017, representing a 1.89% increase in quantity sold.

ASP for regular CMP increased from $366/tonne for the three months ended June 30, 2017 to $605/tonne for the three months ended June 30, 2018, representing a 65.30% increase. ASP in RMB for regular CMP for the second quarter of 2017 and 2018 was RMB2,500 and RMB3,864, respectively, representing a 54.56% increase. The quantity of regular CMP sold increased by 547 tonnes, from 37,994 tonnes in the second quarter of 2017 to 38,541 tonnes in the second quarter of 2018.

ASP for light-weight CMP increased from $353/tonne for the three months ended June 30, 2017 to $587/tonne for the three months ended June 30, 2018, representing a 66.29% increase. ASP in RMB for light-weight CMP for the second quarter of 2017 and 2018 was RMB2,415 and RMB3,753, respectively, representing a 55.40% increase. The quantity of light-weight CMP sold increased by 343 tonnes, from 9,200 tonnes in the second quarter of 2017, to 9,543 tonnes in the second quarter of 2018.

Our production volume was restricted temporarily by the government due to environmental concerns. The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to force the closure of outdated facilities in the next few years. We estimate that the market demand and ASPs for CMP will remain stable in the second half of 2018.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the second quarter of 2018 and 2017 were 41.22% and 42.51%, respectively, representing a decrease of 1.29%.

Quantities sold for regular CMP that was produced by the PM6 production line from July 2016 to June 2018 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $4,227,951 (12.76% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2018, representing a decrease of $699,728, or 14.20%, from $4,927,679 for the three months ended June 30, 2017. We sold 4,911 tonnes of offset printing paper in the second quarter of 2018, as compared to 7,307 tonnes n the comparable period of 2017, a decrease of 2,396 tonnes, or 32.79%. The decrease was mainly due to the slump of demands in the second quarter of 2018. ASPs for offset printing paper for the second quarter of 2017 and 2018 were $674 and $861, respectively, representing a 27.74% increase. ASP in RMB for offset printing paper for the second quarter of 2017 and 2018 was RMB4,620 and RMB5,504, respectively, representing a 19.13% increase. We estimate that the market demand and ASP of offset printing paper will remain stable in the second half of 2018.

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

Revenue from tissue paper products was $nil for the three months ended June 30, 2018, representing a decrease of $724,264, or 100.00%, from $724,264 for the three months ended June 30, 2017. We sold nil tonnes of tissue paper in the second quarter of 2018, as compared to 568 tonnes in the comparable period of 2017, a decrease of 568 tonnes, or 100.00%. Taking into account the volatility of the market price, production of tissue paper was temporarily suspended during the time when the gas boilers were installed in replacing the coal boilers. We expect to resume and increase production of tissue paper products in the near future.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $14,028 and $nil for the three months ended June 30, 2018 and 2017. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are considering renovating the line to produce more competitive products. We expect that our digital photo paper production will remain suspended for the near future.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended June 30, 2018 was $30,116,169, an increase of $10,793,151, or 55.86%, from $19,323,017 for the comparable period in 2017. This was mainly due to increase in material costs.

Cost of sales for CMP was $26,076,384 for the quarter ended June 30, 2018, as compared to $14,462,603 for the comparable period in 2017. The increase in the cost of sales of $11,613,781 for CMP was mainly due to the increase in cost of recycled paper board. Average cost of sales per tonne for CMP increased by 77.12%, from $306 in the second quarter of 2017 to $542 in the second quarter of 2018. The increase in average cost of sales was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for offset printing paper was $4,039,785 for the quarter ended June 30, 2018, as compared to $4,172,915 for the comparable period in 2017. Average cost of sales per tonne of offset printing paper increased by 44.13%, from $571 in the three months ended June 30, 2017, to $823 during the comparable period in 2018. The increase in average cost of sales of offset printing paper was mainly due to the increase in cost of recycled white scrap paper.

Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2018 and 2017 are summarized below:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$21,183,541		$550	$11,851,287		$312	$9,332,254		$238	78.74%	76.28%
Light-Weight CMP	$4,892,843		$513	$2,611,316		$284	$2,281,526		$229	87.37%	80.63%
Total CMP	$26,076,384		$542	$14,462,603		$306	$11,613,781		$236	80.30%	77.12%
Offset Printing Paper	$4,039,785		$823	$4,172,915		$571	$(133,131)		$252	-3.19%	44.13%
Tissue Paper Products	$-		$-	687,499		$1,210	$(687,499)		$(1,210)	-100%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper	$30,116,169	$	n/a	$19,323,017	$	n/a	$10,793,151	$	n/a	55.86%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended June 30, 2018 were RMB 2,329/tonne (approximately $365/tonne) and RMB 3,012/tonne (approximately $472/tonne), as compared to RMB 1,364/tonne (approximately $199/tonne) and RMB 2,272/tonne (approximately $397/tonne) for the three months ended June 30, 2017. These changes (in US dollars) represent a year-over-year increase of 83.42% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from July 2016 to June 2018 are shown below:

Electricity and gas are our two main energy sources. In order to reduce carbon emissions, we had been required to reduce coal consumption by the local government. After replacing all of the coal burning boilers with gas boilers, we stopped using coal in the fourth quarter of 2017, which accounted for approximately 3% of total sales in 2017. Electricity and gas accounted for approximately 5.7% and 8% of total sales in second quarter of 2018, respectively, compared to 7% and 0.8% of total sales in the same period of 2017. The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2018 are summarized as follows:

Gross Profit

Gross profit for the three months ended June 30, 2018 was $3,015,422 (9.10% of the total revenue), representing a decrease of $449,244, or 12.97%, from the gross profit of $3,464,666 (15.20% of the total revenue) for the three months ended June 30, 2017. The decrease was mainly due to the increase in unit cost of recycled paper board and recycled white scrap paper and decrease in sales volume of offset printing paper, partially offset by the increase in average selling prices as further described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended June 30, 2018 was $3,018,994, a decrease of $445,672, or 12.86%, from the gross profit of $3,464,666 for the three months ended June 30, 2017. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 6.10 percentage points, from 15.20% for the three months ended June 30, 2017, to 9.10% for the three months ended June 30, 2018.

Gross profit margin for regular CMP for the three months ended June 30, 2018 was 9.11%, or 5.58 percentage points lower, as compared to gross profit margin of 14.69% for the three months ended June 30, 2017. Such decrease was mainly due to the increase in cost of recycled paper board, partially offset by the increase in ASP of regular CMP in the second quarter of 2018.

Gross profit margin for light-weight CMP for the three months ended June 30, 2018 was 12.63%, or 6.87 percentage points lower, as compared to gross profit margin of 19.50% for the three months ended June 30, 2017. The decrease was mainly due to increase in cost of recycled paper board, partially offset by the increase in ASP of light-weight CMP in the second quarter of 2018.

Gross profit margin for offset printing paper was 4.45% for the three months ended June 30, 2018, a decrease of 10.87 percentage points, as compared to 15.32% for the three months ended June 30, 2017. The decrease was mainly due to the increase in cost of recycled white scrap paper, partially offset by the increase in ASP in offset printing paper in the second quarter of 2018.

Gross profit margin for tissue paper products for the three months ended June 30, 2018 was 0%, or 5.08 percentage points lower, as compared to gross profit margin of 5.08% for the three months ended June 30, 2017.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended June 30, 2018 are as follows:

Digital Photo Paper

Loss for digital photo paper for the three months ended June 30, 2018 was $3,573, representing a gross margin of -25.47%. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018 were $3,027,265, an increase of $338,716, or 12.60% from $2,688,549 for the three months ended June 30, 2017. The increase was mainly due to the depreciation of Renminbi against US Dollor in the second quarter of 2018 compared to the same period of 2017.

(Loss) Income from Operations

Operating loss for the quarter ended June 30, 2018 was $11,730, a decrease of $775,746, or 101.54%, from operating income of $764,016 for the quarter ended June 30, 2017. The decrease in operating income was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses as discussed above.

Other Income and Expenses

Interest expense for the three months ended June 30, 2018 decreased by $289,348, from $696,530 in the three months ended June 30, 2017, to $407,182. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $25,904,543 as of June 30, 2018, as compared to $39,799,651 as of June 30, 2017. The interest incurred during the three months ended June 30, 2018 and 2017, were $nil and $4,499, respectively, and were capitalized as soft-cost of construction-in-progress. The interest expense capitalized in second quarter of 2017 was related to the sale-leaseback obligation with China National Foreign Trade Financial & Leasing Co., Ltd (“CNFTFL”).

Net Income

$552,588 of deferred tax was provided for the reversible future PRC income tax benefits in the three month ended June 30, 2018. As a result and the factors discussed above, net income was $109,994 for the quarter ended June 30, 2018, representing an increase of $94,077, or 591.05%, from $15,917 for the quarter ended June 30, 2017.

Comparison of the six months ended June 30, 2018 and 2017

Revenue for the six months ended June 30, 2018 was $35,037,384, a decrease of $13,039,958, or 27.12%, from $48,077,342 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the six months ended June 30, 2018 was $35,023,357, a decrease of $13,053,985, or 27.15%, from $48,077,342 for the six months ended June 30, 2017. This was mainly due to the decrease in sales volume of CMP and offset printing paper, which was partially offset by the increase in ASP of these products. Total quantities of offset printing paper, CMP and tissue paper products sold during the six months ended June 30, 2018 amounted to 56,297 tonnes, a decrease of 56,901 tonnes, or 50.27%, compared to 113,198 tonnes sold during the six months ended June 30, 2017. Total quantities of CMP and offset printing paper sold decrease by 55,775 tonnes in the six months of 2018 as compared to the same period of 2017. We sold nil tonnes of tissue paper products in the six months of 2018 as opposed to 1,126 tonnes in the same period of 2017. Production was suspended from late January 2018 to March 13, 2018 due to a government-mandated restriction on the natural gas supply. Production of tissue paper was suspended due to volatility of tissue paper price. As a result, the production and sales volume of CMP and tissue paper products decreased in the six months ended June 30, 2018 as compared to the same period of 2017. The changes in revenue and quantity sold for the six months ended June 30, 2018 and 2017 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		Change in		Percentage Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	40,213	$24,215,016	85,786	$33,343,655	(45,573)	$(9,128,638)	-53.12%	-27.38%
Light-Weight CMP	10,794	$6,251,761	14,223	$5,453,638	(3,429)	$798,123	-24.11%	14.63%
Total CMP	51,007	$30,466,777	100,009	$38,797,293	(49,002)	$(8,330,515)	-49.00%	-21.47%
Offset Printing Paper	5,290	$4,556,580	12,063	$7,852,662	(6,773)	$(3,296,082)	-56.15%	-41.97%
Tissue Paper Products	-	$-	1,126	1,427,387	(1,126)	$(1,427,387)	-100.00%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	56,297	$35,023,357	113,198	$48,077,342	(56,901)	$(13,053,985)	-50.27%	-27.15%

ASPs for our main products in the six-month period ended June 30, 2017 and 2016 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Six Months Ended June 30, 2017	$651	$389	$383		$1268
Six Months Ended June 30, 2018	$861	$602	$579	$
Increase (Decrease) from comparable period in the previous year	$210	$213	$196		$-1268
Increase (Decrease) by percentage	32.26%	54.76%	51.17%		-100.00%

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $14,028 for the six months ended June 30, 2018. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the six months ended June 30, 2018 was $32,699,671, a decrease of $6,259,086, or 16.07%, from $38,958,756 for the six months ended June 30, 2017. This was mainly a result of the decrease in volume sold, partially offset by increase in cost of recycled paper board and recycled white scrap paper. Cost of sales for CMP was $28,207,207 for the six months ended June 30, 2018, as compared to $31,270,258 in the same period of 2017. The decrease in the cost of sales of $3,063,051 for CMP was mainly due to the decrease in the quantities of regular CMP and light-weight CMP sold, partially offset by the increase in cost of recycled paper board in the six months of 2018. Average cost of sales per tonne for CMP increased by 76.68%, from $313 for the six months ended June 30, 2017, to $553 in the same period of 2018. The increase was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in the first half of 2018 compared to 2017. Cost of sales for offset printing paper was $4,492,463 for the six months ended June 30, 2018, as compared to $6,353,173 in the same period of 2017. Average cost of sales per tonne of offset printing paper increased by 61.10%, from $527 in the six months ended June 30, 2017, to $849 in the same period of 2018.

Changes in cost of sales and cost per tonne by product for the six months ended June 30, 2018 and 2017 are summarized below:

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$22,274,927		$554	$26,964,394		$314	$(4,689,467)		$240	-17.39%	76.43%
Light-Weight CMP	$5,932,280		$550	$4,305,864		$303	$1,626,416		$247	37.77%	81.52%
Total CMP	$28,207,207		$553	$31,270,258		$313	$(3,063,051)		$240	-9.80%	76.68%
Offset Printing Paper	$4,492,463		$849	$6,353,173		$527	$(1,860,710)		$322	-29.29%	61.10%
Tissue Paper Products	$-		$-	$1,335,325		$1,186	(1,335,325)		$(1,186)	-100.00%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$32,699,671	$	n/a	$38,958,756	$	n/a	$(6,259,086)	$	n/a	-16.07%	n/a %

For the six months ended June 30, 2017, cost of sales for digital photo paper was $nil, as compared to $17,601 in the same period of 2018.

Gross Profit

Gross profit for the six months ended June 30, 2018 was $2,320,114 (6.62% of the total revenue), representing a decrease of $6,798,472, or 74.56%, from the gross profit of $9,118,586 (18.97% of the total revenue) for the six months ended June 30, 2017. The decrease was mainly due to (i) the decrease in quantities sold due to production suspension and (ii) the increase of material purchase price of CMP and offset printing paper, partially offset by the increase of ASP of these products.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the six months ended June 30, 2018 was $2,323,686, a decrease of $6,794,900, or 74.52%, from the gross profit of $9,118,586 for the six months ended June 30, 2017. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 12.35 percentage points, from 18.97% for the six months ended June 30, 2017, to 6.62% for the six months ended June 30, 2018.

Gross profit margin for regular CMP for the six months ended June 30, 2018 was 8.01%, or 11.12 percentage points lower, as compared to gross profit margin of 19.13% for the six months ended June 30, 2017. Such decrease was primarily due to the increase of material purchase price, partially offset by the increase in ASP of regular CMP.

Gross profit margin for light-weight CMP for the six months ended June 30, 2018 was 5.11%, or 15.94 percentage points lower, as compared to gross profit margin of 21.05% for the six months ended June 30, 2017.

Gross profit margin for offset printing paper was 1.41% for the six months ended June 30, 2018, a decrease of 17.69 percentage points, as compared to 19.10% for the six months ended June 30, 2017.

Gross profit margin for tissue paper products for the six months ended June 30, 2018 was 0%, a decrease of 6.45 percentage points, as compared to 6.45% for the six months ended June 30, 2017.

Digital Photo Paper

Loss for digital photo paper for the six months ended June 30, 2018 was $3,573, representing a gross margin of -25.47% compared with a loss of $nil for the six months ended June 30, 2017. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2018 were $6,841,059, an increase of $1,370,168, or 25.04% from $5,470,891 for the six months ended June 30, 2017. The increase was mainly due to the depreciation of idle equipment during the suspension of production in the first quarter of 2018.

(Loss) Income from Operations

Operating loss for the six months ended June 30, 2018 was $4,531,208, a decrease of $8,166,802, or 224.63%, from operating income of $3,635,594 for the six months ended June 30, 2017. The decrease in operating income was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the six months ended June 30, 2018 decreased by $564,621, from $1,375,614 in the six months ended June 30, 2017, to $810,993. The Company had short-term and long-term interest-bearing loans and related party loans that aggregated $25,904,543 as of June 30, 2018, as compared to $39,799,651 as of June 30, 2017. The interest incurred during the six months ended June 30, 2018 and 2017, were $nil and $9,663, respectively, and were capitalized as soft-cost of construction-in-progress.

Net Income (Loss)

As a result of the above, net loss was $3,976,282 for the six months ended June 30, 2018, representing a decrease of $5,700,068, or 330.67%, from net income of $1,723,786 for six months ended June 30, 2017.

Accounts Receivable

Net accounts receivable increased by $879,267, or 47.69%, to $2,722,949 as of June 30, 2018, as compared with $1,843,682 as of December 31, 2017. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 70.06% of total value of inventory as of June 30, 2018) and finished goods. As of June 30, 2018, the recorded value of inventory decreased by 52.15% to $4,055,222 from $8,474,165 as of December 31, 2017. As of June 30, 2018, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $2,028,145, approximately $4,309,229, or 68.00%, lower than the balance as of December 31, 2017. The higher balance in December 2017 was due to the additional purchases of paper board as a hedge against further increases in cost at end of 2017.

A summary of changes in major inventory items is as follows:

	June 30,	December 31,
	2018	2017	$ Change	% Change
Raw Materials
Recycled paper board	$2,028,145	$6,337,374	-4,309,229	-68.00%
Recycled white scrap paper	578,396	862,734	-284,338	-32.96%
Recycled scrap binding margin	-	-	-
Tissue base paper	24,922	25,236	-314	-1.24%
Coal & gas	57,407	71,674	-14,267	-19.91%
Digital photo base paper and other raw materials	152,190	191,419	-39,229	-20.49%
Total Raw Materials	2,841,060	7,488,437	-4,647,377	-62.06%

Finished Goods	1,214,162	985,728	228,434	23.17%
Totals	$4,055,222	$8,474,165	-4,418,943	-52.15%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $3,914,229 as of June 30, 2018, a decrease of 2,630,113, or 40.19%, from $6,544,342 as of December 31, 2017. Accounts payable was $135,853 and $422,705 as of June 30, 2018 and December 31, 2017, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou were $3,778,376 and $6,121,637 as of June 30, 2018 and December 31, 2017, respectively. We repaid the balance owed on the bank acceptance notes of $6,045,401 in January 2018. In January 2018, Bank of Cangzhou issued bank acceptance notes on our behalf for $3,778,376 which become due in January of 2019.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had a net working capital deficit of $6,393,132, an increase of $4,622,396, from the net working capital deficit of $1,770,736 at December 31, 2017. Total current assets as of June 30, 2018 amounted to $19,229,644. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $3,778,376 was included in our current assets as of June 30, 2018. Restricted cash is deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank. The acceptance notes will be due in January 2019.

Current liabilities as of June 30, 2018 totaled $25,622,776, an increase of $3,865,243, from the December 31, 2017 balance of $21,757,533. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $3,778,376 as of June 30, 2018, representing a decrease of $2,343,261, or 38.28%, from $6,121,637 as of December 31, 2017. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require monthly and quarterly interest payments, with one large balloon payment upon maturity.

In late January, 2018, the Company temporarily suspended its production due to a government-mandated restriction on the natural gas supply. The company resumed production on March 14, 2018. As a result, the company incurred a net loss in the first quarter of 2018. As the production resumed, the net cash generated from operations for the three months ended June 30, 2018 was $6 million compared to the net cash-out of $4.8 million in the first quarter of 2018. The management expects that there will be sufficient and continuous cash-in from sales in coming months and the working capital condition as of September 30, 2018 will be substantially improved.

Our loan-to-equity ratio was 14.46% as of June 30, 2018. Our debt-asset ratio was 15.02% as of June 30, 2018. The industry average of debt-asset ratios in China for 2016 was 56.9%, according to the latest industry report in 2016 provided by China Industry Intelligence Center at wenku.baidu.com. As long as we are able to manage our short-term liquidity, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to obtain capital for future growth.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $156,568 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016, the Company paid off the rental for the first lease agreement and entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $135,193 and $60,378 which was recorded as part of the current liabilities as of June 30, 2018 and December 31, 2017, respectively.

Capital Expenditure Commitment as of June 30, 2018

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions and our major shareholders. Major capital expenditures in the six months ended June 30, 2018 were primarily financed by cash from operations. As of June 30, 2018, we had approximately $11 million in capital expenditure commitments that were mainly related to the construction costs of building equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Capital Expenditures

Our committed capital expenditures for the next 12 months are approximately $11 million, which mainly includes budgeted costs for the projects described below.

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $131 million (of which $123 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $108 million (of which $100 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $23 million (of which $23 million has been incurred thus far). The installation of PM8 with gas boilers was completed. We are applying for the sewage discharge permit and completion acceptance of environmental protection by relevant government authorities before launching mass production of tissue paper products.

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

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of June 30, 2018 was $9,523,660, an increase of $506,233, from $9,017,427 as of December 31, 2017. The increase of cash and cash equivalents for the six months ended June 30, 2018 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $1,148,161 for the six months ended June 30, 2018. The balance represented a decrease of cash of $2,591,378, or 69.30%, from $3,739,539 provided for the six months ended June 30, 2017. Net loss for the six months ended June 30, 2018 was $3,976,282, representing a decrease of $5,700,068, or 330.67%, from a net income of $1,723,786 for the six months ended June 30, 2017. Changes in various asset and liability account balances throughout the six months ended June 30, 2018 also contributed to the net change in cash from operating activities in six months ended June 30, 2018. Chief among such changes is the increase of accounts receivable in the amount of $953,735 during the six months of 2018 and the decrease of notes payable in the amount of $2,348,520. There was also a decrease of $4,468,468 in the ending inventory balance as of June 30, 2018 (an increase to net cash for the six months ended June 30, 2018 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $7,410,833. The Company also had a net increase of $2,319,121 in prepayment and other current assets (a decrease to net cash) and a net increase of $758,219 in other payables and accrued liabilities and due to related parties (an increase to net cash), as well as a decrease in income tax payable of $537,772 (a decrease to net cash) during the six months ended June 30, 2018.

ii. Net cash used in investing activities

We incurred $1,233,667in net cash expenditures for investing activities during the six months of 2018, as compared to $5,875,813 for the same period of 2017. Expenditures in the six months ended June 30, 2018 were mainly for the progress payments for the construction of our first tissue paper production line (PM8) and related facilities, including three paper mill workshops and maintenance workshops and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $782,840 for the six months ended June 30, 2018, as compared to net cash provided by financing activities in the amount of $10,212,749 for the six months ended June 30, 2017. The decrease was mainly attributable to repayment of related party loans and short term bank loans.

Short-term bank loans

		June 30,	December 31,
		2018	2017
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,285,145
ICBC Loan 2	(b)	2,871,565	2,907,778
Bank of Cangzhou	(c)	5,289,726	-
ICBC Loan 3	(d)	4,231,781	-
Total short-term bank loans		$12,393,072	$7,192,923

(a)	On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,285,145 as of December 31, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due and repaid on January 8, 2018.

(b)	On October 18, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,871,565 and $2,907,778 as of June 30, 2018 and December 31, 2017, respectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.945% per annum. The loan will be due on October 12, 2018.

(c)	On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was withdrawn on January 4, 2018, with a balance of $5,289,726 as of June 30, 2018. The loan bears a fixed interest rate of 6.09% per annum. The working capital loan is secured by the Company’s land use right and guaranteed by the Company’s CEO and Baoding Shengde with its production equipment as collateral for the benefit of the bank. The loan will be due on January 3, 2019.

(d)	On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,231,781 as of June 30, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 5.4% per annum. The loan will be due on February 9, 2019.

As of June 30, 2018, there were guaranteed short-term borrowings of $12,393,072 and unsecured bank loans of $nil. As of December 31, 2017, there were guaranteed short-term borrowings of $7,192,923 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended June 30, 2018 and 2017 were approximately 5.59% and 5.25%, respectively. The average short-term borrowing rates for the six months ended June 30, 2018 and 2017 were approximately 5.58% and 5.27%, respectively.

Long-term loans from credit union

As of June 30, 2018 and December 31, 2017, loans payable to Rural Credit Union of Xushui County, amounted to $7,466,070 and $7,560,221, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $188,919, of which $52,897 was paid ahead of its original repayment schedule. As of June 30, 2018 and December 31, 2017, total outstanding loan balance was $1,299,761 and $1,316,152, respectively, which is presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 5 years, which is due and payable in various installments from December 21, 2013 to July 26, 2018. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $6,927,618 and $7,963,285 as of June 30, 2018 and December 31, 2017, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui County in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $196,476, of which $45,341 was paid ahead of its original repayment schedule. As of June 30, 2018 and December 31, 2017, the total outstanding loan balance was $3,778,376 and $3,826,022, respectively, which is presented as current liabilities in the consolidated balance sheet.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui County for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of June 30, 2018 and December 31, 2017, the total outstanding loan balance was $2,387,933 and $2,418,047, respectively. Out of the total outstanding loan balance, current portion amounted were $2,387,933 and $1,224,328 as of June 30, 2018 and December 31, 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,193,719 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2018 and 2017 were $328,955 and $324,929, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2018 and 2017 were $620,294 and $587,708, respectively.

Shareholder Loans

The Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $387,410 and $392,296 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $9,541,833 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company repaid $3,131,361 to Mr. Zhenyong Liu. As of June 30, 2018 and December 31, 2017, the outstanding loan balance was $nil and $3,060,818, respectively and the accrued interest was $77,117 and $45,912, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $18,136,203 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,565,680 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. As of June 30, 2018 and December 31, 2017, the outstanding loan balance were $6,045,401 and $7,652,047, respectively, and the accrued interest was $261,407 and $110,476, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2018 and December 31, 2017, total amount of loans due to Mr. Zhenyong Liu were $6,045,401 and $10,712,865, respectively. The interest expense incurred for such related party loans are $78,227 and $111,232 for the three months ended June 30, 2018 and 2017, respectively. The interest expenses incurred for such related party loans are $190,699 and $221,916 for the six months ended June 30, 2018 and 2017, respectively. The accrued interest owe to the CEO was approximately $725,934 and $548,684, as of June 30, 2018 and December 31, 2017, respectively, which was recorded in other payables and accrued liabilities.

As of June 30, 2018 and 2017, amount due to shareholder are $103,235 and $nil, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the six months ended June 30, 2018 and 2017, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2018 and December 31, 2017 to translate the Chinese RMB to the U.S. Dollars are 6.6166:1 and 6.5342:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.3870:1, and 6.8607:1 for the six months ended June 30, 2018 and 2017, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $8,463,561 (RMB56,000,000), which matures at various times in 2018. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2018.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended June 30, 2018, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IT TECH PACKAGING, INC.

Date: August 9, 2018	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)

