Form 10-Q
period 2018-09-30
IT TECH PACKAGING, INC.
filed 2018-11-08
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  ☐   No  ☒

As of November 8, 2018, there were 21,984,816 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS

Current Assets
Cash and bank balances	$5,468,315	$2,895,790
Restricted cash	3,634,144	6,121,637
Accounts receivable (net of allowance for doubtful accounts of $24,863 and $37,626 as of September 30, 2018 and December 2017, respectively)	1,218,291	1,843,682
Inventories	4,663,053	8,474,165
Prepayments and other current assets	4,037,371	651,523

Total current assets	19,021,174	19,986,797

Property, plant, and equipment, net	171,269,284	189,388,709
Value-added tax recoverable	2,824,155	3,041,416
Deferred tax asset non-current	7,791,811	6,572,559

Total Assets	$200,906,424	$218,989,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$11,919,991	$7,192,923
Current portion of long-term loans from credit union	3,605,070	6,366,502
Accounts payable	64,410	422,705
Notes payable	3,634,144	6,121,637
Due to related parties	319,400	60,378
Accrued payroll and employee benefits	185,987	231,247
Other payables and accrued liabilities	1,064,788	836,337
Income taxes payable	-	525,804

Total current liabilities	20,793,790	21,757,533

Loans from credit union	3,575,997	1,193,719
Loans from a related party	5,814,630	10,712,865

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $24,154,428 and $31,235,520 as of September 30, 2018 and 2017, respectively)	30,184,417	33,664,117

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 21,450,316 shares issued and outstanding as of September 30, 2018 and 2017, respectively	21,450	21,450
Additional paid-in capital	50,635,243	50,635,243
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive (loss) income	(3,753,314)	5,468,799
Retained earnings	117,738,054	123,119,298

Total stockholders’ equity	170,722,007	185,325,364

Total Liabilities and Stockholders’ Equity	$200,906,424	$218,989,481

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$26,723,657	$33,507,053	$61,761,041	$81,584,395

Cost of sales	(25,464,314)	(26,285,765)	(58,181,584)	(65,244,521)

Gross Profit	1,259,343	7,221,288	3,579,457	16,339,874

Selling, general and administrative expenses	(2,829,933)	(2,848,699)	(9,670,992)	(8,319,590)
Gain (Loss) from disposal of property, plant and equipment	237	(1,653,039)	(10,026)	(1,665,140)

(Loss) Income from Operations	(1,570,353)	2,719,550	(6,101,561)	6,355,144

Other Income (Expense):
Interest income	5,222	5,503	32,641	29,259
Subsidy income	(5,786)	410	244,723	41,223
Interest expense	(372,276)	(647,963)	(1,183,269)	(2,023,577)

(Loss) Income before Income Taxes	(1,943,193)	2,077,500	(7,007,466)	4,402,049

Provision for Income Taxes	538,231	(505,165)	1,626,222	(1,105,928)

Net (Loss) Income	(1,404,962)	1,572,335	(5,381,244)	3,296,121

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(6,994,097)	3,790,338	(9,222,113)	8,035,099

Total Comprehensive (Loss) Income	$(8,399,059)	$5,362,673	$(14,603,357)	$11,331,220

(Losses) Earnings Per Share:

Basic and Diluted (Losses) Earnings per Share	$(0.07)	$0.07	$(0.25)	$0.15

Outstanding – Basic and Diluted	21,450,316	21,450,316	21,450,316	21,450,316

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net income	$(5,381,244)	$3,296,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,873,536	10,928,502
Loss from disposal of property, plant and equipment	10,026	1,665,140
Allowance for bad debts	(11,444)	(78,562)
Share-based compensation expenses	-	-
Deferred tax	(1,629,706)	(2,034,373)
Changes in operating assets and liabilities:
Accounts receivable	572,184	3,928,087
Prepayments and other current assets	(3,528,818)	472,847
Inventories	3,562,834	(3,631,641)
Accounts payable	(354,689)	(561,121)
Advance from customers	-	(29,446)
Notes payable	(2,294,280)	3,680,693
Due to related parties	114,714	(36,807)
Accrued payroll and employee benefits	(35,419)	120,250
Other payables and accrued liabilities	437,532	(771,027)
Income taxes payable	(525,502)	(107,105)
Net Cash Provided by Operating Activities	1,809,724	16,841,558

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,812,280)	(7,628,798)
Proceeds from sale of property, plant and equipment	-	58,632

Net Cash Used in Investing Activities	(1,812,280)	(7,570,166)

Cash Flows from Financing Activities:
Proceeds from related party loans	4,588,559	-
Repayments of related party loans	(9,177,118)	-
Proceeds from short term bank loans	9,635,974	10,011,484
Repayment of bank loans	(4,282,655)	(5,152,970)
Proceeds from credit union loans	-	2,355,643
Payment of capital lease obligation	-	(8,973,845)

Net Cash Provided by (Used in) Financing Activities	764,760	(1,759,688)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(677,172)	525,526

Net Increase in Cash and Cash Equivalents	85,032	8,037,230

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	9,017,427	4,494,964

Cash, Cash Equivalents and Restricted Cash - End of Period	$9,102,459	$12,532,194

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$1,409,695	$1,359,343
Cash paid for income taxes	$522,547	$3,247,406

Cash and bank balances	5,468,315	6,505,284
Restricted cash	3,634,144	6,026,910
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	9,102,459	12,532,194

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the three months ended September 30, 2018 and 2017 was accounted for 100%, of the Company’s total revenue. The revenue generated from Dongfang Paper for the nine months ended September 30, 2018 and 2017 was accounted for 99.98% and 100%, of the Company’s total revenue, respectively. Dongfang Paper also accounted for 88.42% and 87.96% of the total assets of the Company as of September 30, 2018 and December 31, 2017, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2018 and December 31, 2017, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017

ASSETS

Current Assets
Cash and bank balances	$5,390,465	$2,681,942
Restricted cash	3,634,144	6,121,637
Accounts receivable	1,218,291	1,843,682
Inventories	4,645,582	8,431,972
Prepayments and other current assets	4,032,878	646,598

Total current assets	18,921,360	19,725,831

Property, plant, and equipment, net	152,438,579	167,727,768
Deferred tax asset non-current	6,287,598	5,167,288

Total Assets	$177,647,537	$192,620,887

LIABILITIES

Current Liabilities
Short-term bank loans	$11,919,991	$7,192,923
Current portion of long-term loans from credit union	1,308,292	5,142,175
Accounts payable	64,410	422,705
Notes payable	3,634,144	6,121,637
Due to related parties	166,374	60,378
Accrued payroll and employee benefits	181,824	227,163
Other payables and accrued liabilities	1,064,763	836,309
Income taxes payable	-	519,365

Total current liabilities	18,339,798	20,522,655

Loans from credit union	3,575,997	-
Loans from a related party	5,814,630	10,712,865

Total liabilities	$27,730,425	$31,235,520

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of September 30, 2018 and December 31, 2017, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

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

Liquidity and Going Concern

As of September 30, 2018 the Company had current assets of $19,021,174 and current liabilities of $20,793,790 (including amounts due to related parties of $319,400), resulting in a working capital deficit of approximately $1,772,616; as of December 31, 2017, the Company had current assets of $19,986,797 and current liabilities of $21,757,533 (including amounts due to related parties of $60,378), resulting in a working capital deficit of approximately $1,770,736. In late January, 2018, the Company temporarily suspended its production due to a government-mandated restriction on the natural gas supply. The company resumed production on March 14, 2018. As a result, the Company incurred a net loss of $4.0 million in the first quarter of 2018. As the production resumed, the net cash generated from operations for the six months from April 2018 to September 2018 was $6.7 million (cash-in) as compared to the net cash-out of $4.8 million in the first quarter of 2018. The management expects that there will be sufficient and continuous cash-in from sales in the fourth quarter and the working capital condition will be further improved. In the meantime, we are also seeking to renew our long-term loans which fall due in short term. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term and long term liabilities to meet our current and future liquidity needs.

(3) Restricted Cash

Restricted cash of $3,634,144 as of September 30, 2018 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank (see Note (9)). The restriction will be lifted upon the maturity of the notes payable on January 10, 2019.

Restricted cash of $6,121,637 as of December 31, 2017 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank (see Note (9)). The restriction was lifted upon the maturity of the notes payable on January 5, 2018.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Raw Materials
Recycled paper board	$1,844,473	$6,337,374
Recycled white scrap paper	610,438	862,734
Coal & gas	104,490	71,674
Base paper and other raw materials	172,310	216,655
	2,731,711	7,488,437
Finished Goods	1,931,342	985,728
Totals	$4,663,053	$8,474,165

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Prepaid land lease	$47,971	$459,123
Prepayment for purchase of materials	3,962,957	183,649
Others	26,443	8,751
	$4,037,371	$651,523

(6) Property, plant and equipment, net

As of September 30, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Property, Plant, and Equipment:
Land use rights	$11,853,936	$12,479,814
Building and improvements	93,908,421	98,866,703
Machinery and equipment	112,865,579	118,670,578
Vehicles	596,094	593,265
Construction in progress	35,796,450	36,077,498
Totals	255,020,480	266,687,858
Less: accumulated depreciation and amortization	(83,751,196)	(77,299,149)
Property, Plant and Equipment, net	$171,269,284	$189,388,709

As of September 30, 2018 and December 31, 2017, land use rights represented two parcel of state-owned lands located in Xushui District of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County Industrial Park. The tissue paper development project at the Wei County Industrial Park is expected to be completed in the fourth quarter of 2018. For the three months ended September 30, 2018 and 2017, the amount of interest capitalized are $nil. For the nine months ended September 30, 2018 and 2017, the amount of interest capitalized is $nil and $9,761, respectively.

As of September 30, 2018 and December 31, 2017, certain property, plant and equipment of Dongfang Paper with net values of $6,214,258 and $7,963,285, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $6,011,133 and $6,437,419 as of September 30, 2018 and December 31, 2017 were pledged for the bank loan from Bank of Industrial & Commercial Bank of China. In addition, plant and equipment of Baoding Shengde with net values of $13,311,236 and $nil as of September 30, 2018 and December 31, 2017, respectively, and another land use right with net value of $4,734,031 and $nil as of September 30, 2018 and December 31, 2017 were pledged for the bank loan from Bank of Cangzhou. See ” Short-term bank loans ” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,462,703 and $3,729,002 for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization of property, plant and equipment was $10,873,536 and $10,928,502 for the nine months ended September 30, 2018 and 2017, respectively.

(7) Loans Payable

Short-term bank loans

		September 30,	December 31,
		2018	2017
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,285,145
ICBC Loan 2	(b)	2,761,949	2,907,778
Bank of Cangzhou	(c)	5,087,801	-
ICBC Loan 3	(d)	4,070,241	-
Total short-term bank loans		$11,919,991	$7,192,923

(a)	On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,285,145 as of December 31, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due and repaid on January 8, 2018.

(b)	On October 18, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,761,949 and $2,907,778 as of September 30, 2018 and December 31, 2017, respectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.945% per annum. The loan was due and repaid on October 12, 2018.

(c)	On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was withdrawn on January 4, 2018, with a balance of $5,087,801 as of September 30, 2018. The loan bears a fixed interest rate of 6.09% per annum. The working capital loan is secured by the Company’s land use right and guaranteed by the Company’s CEO and Baoding Shengde with its production equipment as collateral for the benefit of the bank. The loan will be due on January 3, 2019.

(d)	On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,070,241 as of September 30, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 5.4% per annum. The loan will be due on February 9, 2019.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2018, there were guaranteed short-term borrowings of $11,919,991 and unsecured bank loans of $nil. As of December 31, 2017, there were guaranteed short-term borrowings of $7,192,923 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended September 30, 2018 and 2017 were approximately 5.59% and 5.30%, respectively. The average short-term borrowing rates for the nine months ended September 30, 2018 and 2017 were approximately 5.58% and 5.28%, respectively.

Long-term loans from credit union

As of September 30, 2018 and December 31, 2017, loans payable to Rural Credit Union of Xushui District, amounted to $7,181,067 and $7,560,221, respectively.

	September 30,	December 31,
	2018	2017
Rural Credit Union of Xushui District Loan 1	$1,250,145	$1,316,152
Rural Credit Union of Xushui District Loan 2	3,634,144	3,826,022
Rural Credit Union of Xushui District Loan 3	2,296,778	2,418,047
Total	7,181,067	7,560,221
Less: Current portion of long-term loans from credit union	(3,605,070)	(6,366,502)
Long-term loans from credit union	$3,575,997	$1,193,719

As of September 30, 2018, the Company’s long-term debt repayments for the next five years were as follows:

Amount
Fiscal year
Remainder of 2018	$2,442,144
2019	4,738,923
2020	-
2021	-
2022	-
2023	-
Total	7,181,067

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui District in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $181,707, of which $50,878 was paid ahead of its original repayment schedule. As of September 30, 2018 and December 31, 2017, total outstanding loan balance was $1,250,145 and $1,316,152, respectively, which is presented as current liabilities in the consolidated balance sheet.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $6,214,258 and $7,963,285 as of September 30, 2018 and December 31, 2017, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of September 30, 2018 and December 31, 2017, the total outstanding loan balance was $3,634,144 and $3,826,022, respectively. Out of the total outstanding loan balance, current portion amounted were $58,147 and $3,826,022 as of September 30, 2018 and December 31, 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,575,997 and $nil are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of September 30, 2018 and December 31, 2017, the total outstanding loan balance was $2,296,778 and $2,418,047, respectively. Out of the total outstanding loan balance, current portion amounted were $2,296,778 and $1,224,328 as of September 30, 2018 and December 31, 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,193,719 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2018 and 2017 were $310,146 and $320,077, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2018 and 2017 were $930,440 and $907,785, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Related Party Transactions

The Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $372,622 and $392,296 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,721,944 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company repaid $3,059,039 to Mr. Zhenyong Liu. As of September 30, 2018 and December 31, 2017, the outstanding loan balance was $nil and $3,060,818, respectively and the accrued interest was $74,173 and $45,912, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,443,889 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,529,520 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. As of September 30, 2018 and December 31, 2017, the outstanding loan balance were $5,814,630 and $7,652,047, respectively, and the accrued interest was $314,662 and $110,476, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2018 and December 31, 2017, total amount of loans due to Mr. Zhenyong Liu were $5,814,630 and $10,712,865, respectively. The interest expense incurred for such related party loans are $62,130 and $114,315 for the three months ended September 30, 2018 and 2017, respectively. The interest expenses incurred for such related party loans are $252,829 and $336,231 for the nine months ended September 30, 2018 and 2017, respectively. The accrued interest owe to the CEO was approximately $761,457 and $548,684, as of September 30, 2018 and December 31, 2017, respectively, which was recorded in other payables and accrued liabilities.

As of September 30, 2018 and December 31, 2017, amount due to shareholder are $153,026 and $nil, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $152,952 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Notes payable

As of September 30, 2018, the Company had bank acceptance notes of $3,634,144 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from the bank as well as the restricted bank deposit of $3,634,144 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes will become due and payable on January 10, 2019.

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

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30,	December 31,
	2018	2017
Accrued electricity	$83,050	$2,862
Value-added tax payable	161,288	196,395
Accrued interest to a related party	761,457	548,684
Payable for purchase of equipment	47,099	49,585
Accrued commission to salesmen	9,622	16,992
Others	2,272	21,819
Totals	$1,064,788	$836,337

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

Three Months Ended September 30, 2018
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No warrants were issued, exercised, cancelled or expired during the nine months ended September 30, 2018. As of September 30, 2018, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the nine months ended September 30, 2017. As of December 31, 2017, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

(13) Earnings Per Share

For the three months ended September 30, 2018 and 2017, basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30,
	2018	2017
Basic (loss) income per share
Net (loss) income for the period - numerator	$(1,404,962)	$1,572,335
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Net (loss) income per share	$-0.07	$0.07

Diluted income per share
Net income for the period- numerator	$(1,404,962)	$1,572,335
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Diluted (loss) income per share	$(0.07)	$0.07

For the nine months ended September 30, 2018 and 2017, basic and diluted net income per share are calculated as follows:

	Nine Months Ended September 30,
	2018	2017
Basic (loss) income per share
Net (loss) income for the period - numerator	$(5,381,244)	$3,296,121
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Net (loss) income per share	$(0.25)	$0.15

Diluted (loss) income per share
Net (loss) income for the period- numerator	$(5,381,244)	$3,296,121
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,450,316	21,450,316

Diluted (loss) income per share	$(0.25)	$0.15

For the three and nine months ended September 30, 2018 and 2017, 820,312 warrants shares were excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price was lower than the warrants exercise price. For the three and nine months ended September 30, 2018, there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended
	September 30,
	2018	2017
Provision for Income Taxes
Current Tax Provision PRC	$(82)	$1,211,668
Deferred Tax Provision PRC	(538,149)	(706,503)
Total Provision for Income Taxes	$(538,231)	$505,165

The provisions for income taxes for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended
	September 30,
	2018	2017
Provision for Income Taxes
Current Tax Provision PRC	$3,484	$2,993,819
Deferred Tax Provision PRC	(1,629,706)	(1,887,891)
Total Provision for Income Taxes	$(1,626,222)	$1,105,928

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

	September 30, 2018	December 31, 2017
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$6,105,630	$5,123,762
Impairment of property, plant and equipment	440,080	440,080
Miscellaneous	702,113	712,517
Net operating loss carryover of PRC company	543,988	296,200
Total deferred tax assets	7,791,811	6,572,559
Less: Valuation allowance	-	-
Total deferred tax assets, net	$7,791,811	$6,572,559

The following table reconciles the statutory rates to the Company’s effective tax rate for:

	Three Months Ended September 30,
	2018	2017
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	0.0	(0.5)
Effect of reconciling items in the PRC for tax purposes	2.7	0.3
Over provision in previous years	0.0	(2.4)
Change in valuation allowance	0.0	1.9
Effective income tax rate	27.7%	24.3%

	Nine months ended September 30,
	2018	2017
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	0.0	(0.3)
Effect of reconciling items in the PRC for tax purposes	(1.8)	0.3
Over provision in previous years	0.0	(1.1)
Change in valuation allowance	0.0	1.2
Effective income tax rate	23.2%	25.1%

During the three months ended September 30, 2018 and 2017, the effective income tax rate was estimated by the Company to be 27.7% and 24.3%, respectively. During the nine months ended September 30, 2018 and 2017, the effective income tax rate was estimated by the Company to be 23.2% and 25.1%, respectively.

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

(15) Stock Incentive Plans

Issuance of common stock pursuant to the 2011 Incentive Stock Plan and 2012 Incentive Stock Plan

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 Incentive Stock Plan of IT Tech Packaging, Inc. (the “2011 ISP”) as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. No stock or option was issued under the 2011 ISP until January 2, 2012, when the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company when the stock was at $3.45 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $378,065 as of the date of issuance.

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan of IT Tech Packaging, Inc. (the “2012 ISP”) as previously adopted by the Board of Directors on July 4, 2012. Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP’s administration. On December 31, 2013, the Compensation Committee granted restricted common shares of 297,000, out of which 265,416 shares were granted under the 2011 ISP and 31,584 shares under the 2012 ISP, to certain officers, directors and employees of the Company when the stock was at $2.66 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $790,020 as of the date of grant.

2015 Incentive Plan

On August 29, 2015, the Company’s Annual General Meeting approved the 2015 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc. (the “2015 ISP”) as previously adopted by the Board of Directors on July 10, 2015. Under the 2015 ISP, the Company may grant an aggregate of 1,500,000 shares of the Company’s common stock to the directors, officers, employees and/or consultants of the Company and its subsidiaries. On January 12, 2016, the Compensation Committee granted un-restricted common shares of 1,133,916, of which 168,416 shares were granted under the 2012 ISP and 965,500 shares under the 2015 ISP, to certain officers, directors, employees and a consultant of the Company as compensation for their services in the past years. Total fair value of the stock was calculated at $1,417,395 as of the date of issuance at $1.25 per share.

(16) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,354 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, the company entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $550,627 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $152,952 (RMB 1,000,000), for a total term of up to five years.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

September 30,	Amount
2019	540,761
2020	540,761
2021	540,761
2022	540,761
2023	540,761
Thereafter	2,280,788
Total operating lease payments	$4,984,591

Capital commitment

As of September 30, 2018, the Company has signed several contracts for construction of equipment and facilities, including a new tissue paper production line PM8. Total outstanding commitments under these contracts were $11,232,149 and $11,227,896 as of September 30, 2018 and December 31, 2017, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of September 30, 2018 and December 31, 2017, the Company guaranteed its long-term loan from financial institutions amounting to $8,140,481 (RMB56,000,000) and $8,570,292 (RMB56,000,000) that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

The Company evaluates performance of its operating segments based on net income. Administrative functions such as finance, treasury, and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments based on gross revenue generated. The operating segments do share facilities in Xushui District, Baoding City, Hebei Province, China. All sales were sold to customers located in the PRC.

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	September 30, 2018
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$26,723,863	$(206)	$-	$-	$26,723,657
Gross profit	1,259,143	200	-	-	1,259,343
Depreciation and amortization	3,285,570	177,133	-	-	3,462,703
Loss from disposal of property, plant and equipment	(237)	-	-	-	(237)
Interest income	5,155	67	-	-	5,222
Interest expense	329,889	42,387	-	-	372,276
Income tax expense(benefit)	(483,685)	(54,546)	-	-	(538,231)
Net income (loss)	(1,312,465)	(167,199)	74,702	-	(1,404,962)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	September 30, 2017
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$33,507,053	$-	$-	$-	$33,507,053
Gross profit	7,221,288	-	-	-	7,221,288
Depreciation and amortization	3,497,635	231,367	-	-	3,729,002
Gain from disposal of property, plant and equipment	(1,653,039)	-	-	-	(1,653,039)
Interest income	3,548	1,955	-	-	5,503
Interest expense	604,351	43,612	-	-	647,963
Income tax expense(benefit)	579,232	(74,067)	-	-	505,165
Net income (loss)	1,916,821	(225,778)	(118,708)	-	1,572,335

	Nine Months Ended
	September 30, 2018
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$61,747,219	$13,822	$-	$-	$61,761,041
Gross profit	3,582,830	(3,373)	-	-	3,579,457
Depreciation and amortization	10,315,762	557,774	-	-	10,873,536
Loss from disposal of property, plant and equipment	10,026	-	-	-	10,026
Interest income	32,323	318	-	-	32,641
Interest expense	1,050,837	132,432	-	-	1,183,269
Income tax expense(benefit)	(1,447,963)	(178,259)	-	-	(1,626,222)
Net income (loss)	(4,522,387)	(541,885)	(316,972)	-	(5,381,244)

	As of September 30, 2018
	Dongfang	Baoding	Not Attributable to	Elimination of	Enterprise-wide,
	Paper	Shengde	Segments	Inter-segment	consolidated

Total assets	$177,647,537	23,235,074	23,813	-	200,906,424

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended
	September 30, 2017
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$81,584,395	$-	$-	$-	$81,584,395
Gross profit (loss)	16,339,874	-	-	-	16,339,874
Depreciation and amortization	10,247,936	680,566	-	-	10,928,502
Gain from disposal of property, plant and equipment	(1,665,140)	-	-	-	(1,665,140)
Interest income	25,767	3,492	-	-	29,259
Interest expense	1,953,379	70,198	-	-	2,023,577
Income tax expense(benefit)	1,402,558	(296,630)	-	-	1,105,928
Net income (loss)	4,350,831	(516,705)	(538,005)	-	3,296,121

	As of December 31, 2017
	Dongfang Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total assets	$192,620,887	26,363,435	5,159	-	218,989,481

(18) Concentration and Major Customers and Suppliers

For the three and nine months ended September 30, 2018, the Company had no single customer contributed over 10% of total sales.

For the three and nine months ended September 30, 2017, the Company had no single customer contributed over 10% of total sales.

For the three months ended September 30, 2018, the Company had three major suppliers accounted for 86%, 7% and 3% of total purchases. For the three months ended September 30, 2017, the Company had three major suppliers accounted for 83%, 7% and 4% of total purchases.

For the nine months ended September 30, 2018, the Company had ad three major suppliers accounted for 85%, 4% and 3% of the total purchases. For the nine months ended September 30, 2017, the Company had three major suppliers which primarily accounted for 66%, 11% and 6% of the total purchases.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of September 30, 2018 and December 31, 2017. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$72,683) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2018 and December 31, 2017, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB60,757,610 (US$8,832,075) as of September 30, 2018.

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

(23) Subsequent Event

On October 11, 2018, the compensation committee granted an aggregate of 534,500 shares of common stock at $0.001 per share to fifteen officers, directors and employees of the Company, which were granted under the the 2015 Omnibus Equity Incentive Plan. Total fair value of the shares of common stock granted was caculated at $ 470,360 as of the date of issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2018 and 2017 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue for the three months ended September 30, 2018 was $26,723,657, a decrease of $6,783,396, or 20.24%, from $33,507,053 for the same period in the previous year. This was mainly due to the decrease in sales volume of regular CMP and offset printing paper, partially offset by the increase in average selling price(ASP) of these products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended September 30, 2018 was $26,723,862, a decrease of $6,783,191, or 20.24%, from $33,507,053 for the third quarter of 2017. Total offset printing paper, CMP and tissue paper products sold during the three months ended September 30, 2018 amounted to 47,149 tonnes, a decrease of 14,754 tonnes, or 23.83%, compared to 61,903 tonnes sold in the comparable period in the previous year. Production of regular CMP was suspended in September 2018 due to equipment maintenance. Our production of offset printing paper was temporarily restricted in August and September 2018 due to the same reason. As a result, the sales quantities of regular CMP and offset printing paper decreased in the third quarter of 2018. The changes in revenue dollar amount and in quantity sold for the three months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017		Change in		Percentage Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	33,928	$19,218,620	43,202	$22,397,413	(9,274)	$(3,178,793)	-21.47%	-14.19%
Light-Weight CMP	12,319	$6,849,660	10,173	$4,995,701	2,146	$1,853,959	21.10%	37.11%
Total CMP	46,247	$26,068,280	53,375	$27,393,114	(7,128)	$(1,324,834)	-13.35%	-4.84%
Offset Printing Paper	902	$655,582	8,035	$5,453,889	(7,133)	$(4,798,307)	-88.77%	-87.98%
Tissue Paper Products	-	$-	493	$660,050	(493)	$(660,050)	-100.00%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	47,149	$26,723,862	61,903	$33,507,053	(14,754)	$(6,783,191)	-23.83%	-20.24%

Monthly sales revenue (excluding revenue from digital photo paper and tissue paper products) for the 24 months ended September 30, 2018, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended September 30, 2018 and 2017 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended September 30, 2017	$679	$518	$491	$1339
Three Months ended September 30, 2018	$727	$566	$556	$-
Increase (Decrease) from comparable period in the previous year	$48	$48	$65	$-1339
Increase (Decrease) by percentage	7.07%	9.27%	13.24%	-100.00%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24 month period ended September 30, 2018:

Corrugating Medium Paper

Revenue from CMP amounted to $26,068,280 (97.55% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2018, representing a decrease of $1,324,834, or 4.84%, from $27,393,114 for the comparable period in 2017.

We sold 46,247 tonnes of CMP in the three months ended September 30, 2018 as compared to 53,375 tonnes for the same period in 2017, representing a 13.35% decrease in quantity sold.

ASP for regular CMP increased from $518/tonne for the three months ended September 30, 2017 to $566/tonne for the three months ended September 30, 2018, representing a 9.27% increase. ASP in RMB for regular CMP for the third quarter of 2017 and 2018 was RMB3,468 and RMB3,811, respectively, representing a 9.89% increase. The quantity of regular CMP sold decreased by 9,274 tonnes, from 43,202 tonnes in the third quarter of 2017 to 33,928 tonnes in the third quarter of 2018.

ASP for light-weight CMP increased from $491/tonne for the three months ended September 30, 2017 to $556/tonne for the three months ended September 30, 2018, representing a 13.24% increase. ASP in RMB for light-weight CMP for the third quarter of 2017 and 2018 was RMB3,299 and RMB3,712, respectively, representing a 12.52% increase. The quantity of light-weight CMP sold increased by 2,146 tonnes, from 10,173 tonnes in the third quarter of 2017, to 12,319 tonnes in the third quarter of 2018.

Our production was suspended in the first and third quarter and our production volume was also restricted temporarily by the government due to environmental concerns. The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to force the closure of outdated facilities in the next few years. We estimate that the market demand and ASPs for CMP and other packaging paper will be volatile in the fourth quarter of 2018.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the third quarter of 2018 and 2017 were 38.79% and 47.41%, respectively, representing a decrease of 8.62%.

Quantities sold for regular CMP that was produced by the PM6 production line from October 2016 to September 2018 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $655,582 (2.45% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2018, representing a decrease of $4,798,307, or 87.98%, from $5,453,889 for the three months ended September 30, 2017. We sold 902 tonnes of offset printing paper in the third quarter of 2018, as compared to 8,035 tonnes in the comparable period of 2017, a decrease of 7,133 tonnes, or 88.77% due to production suspension in August and September. ASPs for offset printing paper for the third quarter of 2017 and 2018 were $679 and $727, respectively, representing a 7.07% increase. ASP in RMB for offset printing paper for the third quarter of 2017 and 2018 was RMB4,543 and RMB5,517, respectively, representing a 21.44% increase. We estimate that the market demand and ASP of offset printing paper will be volatile in the fourth quarter of 2018.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from a long-term supplier and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels, that are marketed and sold under the Dongfang Paper brand.

Revenue from tissue paper products was $nil for the three months ended September 30, 2018, representing a decrease of $660,050, or 100.00%, from $660,050 for the three months ended September 30, 2017. We sold nil tonnes of tissue paper in the third quarter of 2018, as compared to 493 tonnes in the comparable period of 2017, a decrease of 493 tonnes, or 100.00%. We expect to resume and increase production of tissue paper products in the near future.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended September 30, 2018 was $25,464,720, a decrease of $821,045, or 3.12%, from $26,285,765 for the comparable period in 2017. This was mainly due to the decrease in sales quantity of offset printing paper and regular CMP, partially offset by the increase in material costs.

Cost of sales for CMP was $24,787,540 for the quarter ended September 30, 2018, as compared to $21,066,773 for the comparable period in 2017. The increase in the cost of sales of $3,720,767 for CMP was mainly due to the increase in cost of recycled paper board. Average cost of sales per tonne for CMP increased by 35.70%, from $395 in the third quarter of 2017 to $536 in the third quarter of 2018. The increase in average cost of sales was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in third quarter of 2018 compared to the third quarter of 2017. Cost of sales for offset printing paper was $677,180 for the quarter ended September 30, 2018, as compared to $4,603,292 for the comparable period in 2017. Average cost of sales per tonne of offset printing paper increased by 31.06%, from $573 in the three months ended September 30, 2017, to $751 during the comparable period in 2018. The increase in average cost of sales of offset printing paper was mainly due to the increase in cost of recycled white scrap paper.

Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2018 and 2017 are summarized below:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$18,285,837		$539	$17,361,505		$402	$924,332		$137	5.32%	34.08%
Light-Weight CMP	$6,501,703		$528	$3,705,268		$364	$2,796,435		$164	75.47%	45.05%
Total CMP	$24,787,540		$536	$21,066,773		$395	$3,720,767		$141	17.66%	35.70%
Offset Printing Paper	$677,180		$751	$4,603,292		$573	$(3,926,112)		$178	-85.29%	31.06%
Tissue Paper Products	$-		$-	615,700		$1,249	$(615,700)		$(1,249)	-100%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper	$25,464,720	$	n/a	$26,285,765	$	n/a	$(821,045)	$	n/a	-3.12%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended September 30, 2018 were RMB 2,353/tonne (approximately $360/tonne) and RMB 3,017/tonne (approximately $461/tonne), as compared to RMB 1,978/tonne (approximately $291/tonne) and RMB 2,728/tonne (approximately $402/tonne) for the three months ended September 30, 2017. These changes (in US dollars) represent a year-over-year increase of 23.71% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from October 2016 to September 2018 are shown below:

Electricity and gas are our two main energy sources. In order to reduce carbon emissions, we had been required to reduce coal consumption by the local government. After replacing all of the coal burning boilers with gas boilers, we stopped using coal in the fourth quarter of 2017, which accounted for approximately 3% of total sales in 2017. Electricity and gas accounted for approximately 6% and 9% of total sales in third quarter of 2018, respectively, compared to 7% and 0.7% of total sales in the same period of 2017. The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended September 30, 2018 are summarized as follows:

Gross Profit

Gross profit for the three months ended September 30, 2018 was $1,259,343 (4.71% of the total revenue), representing a decrease of $5,961,945, or 82.56%, from the gross profit of $7,221,288 (21.55% of the total revenue) for the three months ended September 30, 2017. The decrease was mainly due to the increase in unit cost of recycled paper board and recycled white scrap paper and decrease in sales volume of offset printing paper, partially offset by the increase in average selling prices as further described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended September 30, 2018 was $1,259,142, a decrease of $5,962,146, or 82.56%, from the gross profit of $7,221,288 for the three months ended September 30, 2017. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 16.84 percentage points, from 21.55% for the three months ended September 30, 2017, to 4.71% for the three months ended September 30, 2018.

Gross profit margin for regular CMP for the three months ended September 30, 2018 was 4.85%, or 17.63 percentage points lower, as compared to gross profit margin of 22.48% for the three months ended September 30, 2017. Such decrease was mainly due to the increase in cost of recycled paper board, partially offset by the increase in ASP of regular CMP in the third quarter of 2018.

Gross profit margin for light-weight CMP for the three months ended September 30, 2018 was 5.08%, or 20.75 percentage points lower, as compared to gross profit margin of 25.83% for the three months ended September 30, 2017. The decrease was mainly due to increase in cost of recycled paper board, partially offset by the increase in ASP of light-weight CMP in the third quarter of 2018.

Gross profit margin for offset printing paper was -3.29% for the three months ended September 30, 2018, a decrease of 18.89 percentage points, as compared to 15.60% for the three months ended September 30, 2017. The decrease was mainly due to the increase in cost of recycled white scrap paper, partially offset by the increase in ASP in offset printing paper in the second quarter of 2018.

Gross profit margin for tissue paper products for the three months ended September 30, 2018 was 0%, or 6.72 percentage points lower, as compared to gross profit margin of 6.72% for the three months ended September 30, 2017.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended September 30, 2018 are as follows:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2018 were $2,829,933, a decrease of $18,766, or 0.66% from $2,848,699 for the three months ended September 30, 2017.

(Loss) Income from Operations

Operating loss for the quarter ended September 30, 2018 was $1,570,353, a decrease of $4,289,903, or 157.74%, from  income from operations of $2,719,550 for the quarter ended September 30, 2017. The decrease in operating income was primarily due to the decrease in gross profit as discussed above.

Other Income and Expenses

Interest expense for the three months ended September 30, 2018 decreased by $275,687, from $647,963 in the three months ended September 30, 2017, to $372,276. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $24,915,688 as of September 30, 2018, as compared to $28,266,208 as of September 30, 2017.

Net (Loss) Income

As a result and the factors discussed above, net loss was $1,404,962 for the quarter ended September 30, 2018, representing a decrease of $2,977,297, or 189.36%, from net income of $1,572,335 for the quarter ended September 30, 2017.

Comparison of the nine months ended September 30, 2018 and 2017

Revenue for the nine months ended September 30, 2018 was $61,761,041, a decrease of $19,823,354, or 24.3%, from $81,584,395 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2018 was $61,747,219, a decrease of $19,837,176, or 24.31%, from $81,584,395 for the nine months ended September 30, 2017. This was mainly due to the decrease in sales volume of CMP and offset printing paper, which was partially offset by the increase in ASP of these products. Total quantities of offset printing paper, CMP and tissue paper products sold during the nine months ended September 30, 2018 amounted to 103,446 tonnes, a decrease of 71,655 tonnes, or 40.92%, compared to 175,101 tonnes sold during the nine months ended September 30, 2017. Total quantities of CMP and offset printing paper sold decreased by 70,036 tonnes in the nine months of 2018 as compared to the same period of 2017. Production was suspended from late January 2018 to March 13, 2018 due to a government-mandated restriction on the natural gas supply. Production of regular CMP was suspended in September 2018 due to equipment maintenance and production of offset printing paper was suspended in August 2018 and September 2018 due to the same reason. As a result, the production and sales volume of CMP and offset printing paper decreased significantly in the nine months ended September 30, 2018 as compared to the same period of 2017. The changes in revenue and quantity sold for the nine months ended September 30, 2018 and 2017 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017		Change in		Percentage Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	74,141	$43,433,636	128,988	$55,741,068	(54,847)	$(12,307,432)	-42.52%	-22.08%
Light-Weight CMP	23,114	$13,101,421	24,396	$10,449,339	(1,282)	$2,652,082	-5.25%	25.38%
Total CMP	97,255	$56,535,057	153,384	$66,190,407	(56,129)	$(9,655,350)	-36.59%	-14.59%
Offset Printing Paper	6,191	$5,212,162	20,098	$13,306,551	(13,907)	$(8,094,389)	-69.20%	-60.83%
Tissue Paper Products	-	$-	1,619	2,087,437	(1,619)	$(2,087,437)	-100.00%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	103,446	$61,747,219	175,101	$81,584,395	(71,655)	$(19,837,176)	-40.92%	-24.31%

ASPs for our main products in the nine-month period ended September 30, 2017 and 2018 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Nine Months Ended September 30, 2017	$662	$432	$428	$1289
Nine Months Ended September 30, 2018	$842	$586	$567	$-
Increase (Decrease) from comparable period in the previous year	$180	$154	$139	$-1289
Increase (Decrease) by percentage	27.19%	35.65%	32.48%	-100.00%

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $13,822 for the nine months ended September 30, 2018. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the nine months ended September 30, 2018 was $58,164,390, a decrease of $7,080,131, or 10.85%, from $65,244,521 for the nine months ended September 30, 2017. This was mainly a result of the decrease in volume sold, partially offset by increase in cost of recycled paper board and recycled white scrap paper. Cost of sales for CMP was $52,994,747 for the nine months ended September 30, 2018, as compared to $52,337,031 in the same period of 2017. The increase in the cost of sales of $657,716 for CMP was mainly due to the increase in cost of recycled paper board and increase in sales volume of light-weighted CMP, partially offset by the in decrease in the quantities of regular CMP sold in the nine months of 2018. Average cost of sales per tonne for CMP increased by 59.82%, from $341 for the nine months ended September 30, 2017, to $545 in the same period of 2018. The increase was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in the nine months ended September 30 2018 as compared to same period of 2017. Cost of sales for offset printing paper was $5,169,643 for the nine months ended September 30, 2018, as compared to $10,956,465 in the same period of 2017. Average cost of sales per tonne of offset printing paper increased by 53.21%, from $545 in the nine months ended September 30, 2017, to $835 in the same period of 2018. The increase was mainly attributable to higher average unit purchase costs (net of applicable value added tax) of recycled white scrap paper.

Changes in cost of sales and cost per tonne by product for the nine months ended September 30, 2018 and 2017 are summarized below:

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$40,560,764		$547	$44,325,899		$344	$(3,765,135)		$203	-8.49%	59.01%
Light-Weight CMP	$12,433,983		$538	$8,011,132		$328	$4,422,851		$210	55.21%	64.02%
Total CMP	$52,994,747		$545	$52,337,031		$341	$657,716		$204	1.26%	59.82%
Offset Printing Paper	$5,169,643		$835	$10,956,465		$545	$(5,786,822)		$290	-52.82%	53.21%
Tissue Paper Products	$-		$-	$1,951,025		$1,205	(1,951,025)		$(1,205)	-100.00%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$58,164,390	$	n/a	$65,244,521	$	n/a	$(7,080,131)	$	n/a	-10.85%	n/a %

For the nine months ended September 30, 2017, cost of sales for digital photo paper was $nil, as compared to $17,194 in the same period of 2018.

Gross Profit

Gross profit for the nine months ended September 30, 2018 was $3,579,457 (5.80% of the total revenue), representing a decrease of $12,760,417, or 78.09%, from the gross profit of $16,339,874 (20.03% of the total revenue) for the nine months ended September 30, 2017. The decrease was mainly due to (i) the decrease in quantities sold and (ii) the increase of material purchase price of CMP and offset printing paper, partially offset by the increase of ASP of these products.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2018 was $3,582,829, a decrease of $12,757,045, or 78.07%, from the gross profit of $16,339,874 for the nine months ended September 30, 2017. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 14.23 percentage points, from 20.03% for the nine months ended September 30, 2017, to 5.80% for the nine months ended September 30, 2018.

Gross profit margin for regular CMP for the nine months ended September 30, 2018 was 6.61%, or 13.87 percentage points lower, as compared to gross profit margin of 20.48% for the nine months ended September 30, 2017. Such decrease was primarily due to the increase of material purchase price, partially offset by the increase in ASP of regular CMP.

Gross profit margin for light-weight CMP for the nine months ended September 30, 2018 was 5.09%, or 18.24 percentage points lower, as compared to gross profit margin of 23.33% for the nine months ended September 30, 2017.

Gross profit margin for offset printing paper was 0.82% for the nine months ended September 30, 2018, a decrease of 16.84 percentage points, as compared to 17.66% for the nine months ended September 30, 2017.

Gross profit margin for tissue paper products was 0% for the nine months ended September 30, 2018, a decrease of 6.53 percentage points, as compared to 6.53% for the nine months ended September 30, 2017.

Digital Photo Paper

Loss for digital photo paper for the nine months ended September 30, 2018 was $3,372. In June 2016, we suspended the production of digital photo paper due to low market demand for our products and now are upgrading the production line to produce more competitive photo paper products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $9,670,992, an increase of $1,351,402, or 16.24% from $8,319,590 for the nine months ended September 30, 2017. The increase was mainly due to the depreciation of idle equipment during the suspension of production in the first quarter of 2018.

(Loss) Income from Operations

Operating loss for the nine months ended September 30, 2018 was $6,101,561, a decrease of $12,456,705, or 196.01%, from $6,355,144 for the nine months ended September 30, 2017. The decrease in operating income was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2018 decreased by $840,308, from $2,023,577 in the nine months ended September 30, 2017, to $1,183,269. The Company had short-term and long-term interest-bearing loans and related party loans that aggregated $24,915,688 as of September 30, 2018, as compared to $28,266,208 as of September 30, 2017.

Net (Loss) Income

As a result of the above, net loss was $5,381,244 for the nine months ended September 30, 2018, representing a decrease of $8,677,365, or 263.26%, from net income of $3,296,121 for nine months ended September 30, 2017.

Accounts Receivable

Net accounts receivable decreased by $625,391, or 33.92%, to $1,218,291 as of September 30, 2018, as compared with $1,843,682 as of December 31, 2017. This is in line with the decrease in revenue in 2018. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 58.58% of total value of inventory as of September 30, 2018) and finished goods. As of September 30, 2018, the recorded value of inventory decreased by 44.97% to $4,663,053 from $8,474,165 as of December 31, 2017. As of September 30, 2018, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $1,844,473, approximately $4,492,901, or 70.90%, lower than the balance as of December 31, 2017. Due to the volatility of recycled paper board price, we reduced the Company’s inventory of recycled paper board in the third quarter of 2018.

A summary of changes in major inventory items is as follows:

	September 30,	December 31,
	2018	2017	$ Change	% Change
Raw Materials
Recycled paper board	$1,844,473	$6,337,374	-4,492,901	-70.90%
Recycled white scrap paper	610,438	862,734	-252,296	-29.24%
Recycled scrap binding margin	-	-	-	-
Tissue base paper	23,971	25,236	-1,265	-5.01%
Coal & gas	104,490	71,674	32,816	45.79%
Digital photo base paper and other raw materials	148,340	191,419	-43,079	-22.51%
Total Raw Materials	2,731,711	7,488,437	-4,756,726	-63.52%

Finished Goods	1,931,342	985,728	945,614	95.93%
Totals	$4,663,053	$8,474,165	-3,811,112	-44.97%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $3,698,554 as of September 30, 2018, a decrease of 2,845,788, or 43.48%, from $6,544,342 as of December 31, 2017. Accounts payable was $64,410 and $422,705 as of September 30, 2018 and December 31, 2017, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou were $3,634,144 and $6,121,637 as of September 30, 2018 and December 31, 2017, respectively. We repaid the balance owed on the bank acceptance notes of $5,814,630 in January 2018. In January 2018, Bank of Cangzhou issued bank acceptance notes on our behalf for $3,634,144 which becomes due in January of 2019.

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had a net working capital deficit of $1,772,616, an increase of $1,880, from the net working capital deficit of $1,770,736 at December 31, 2017. Total current assets as of September 30, 2018 amounted to $19,021,174. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $3,634,144 was included in our current assets as of September 30, 2018. Restricted cash is deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank. The acceptance notes will be due in January 2019.

Current liabilities as of September 30, 2018 totaled $20,793,790, a decrease of $963,743, from the December 31, 2017 balance of $21,757,533. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $3,634,144 as of September 30, 2018, representing a decrease of $2,487,493, or 40.63%, from $6,121,637 as of December 31, 2017. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require monthly and quarterly interest payments, with one large balloon payment upon maturity.

In late January, 2018, the Company temporarily suspended its production due to a government-mandated restriction on the natural gas supply. The Company resumed production on March 14, 2018. As a result, the Company incurred a net loss of $4.0 million in the first quarter of 2018. As the production resumed, the net cash generated from operations for the six months from April to September was $6.7 million (cash-in) as compared to the net cash-out of $4.8 million in the first quarter of 2018. The management expects that there will be sufficient and continuous cash-in from sales in the fourth quarter and the working capital condition as of September 30, 2018 will be further improved.

Our loan-to-equity ratio was 14.59% as of September 30, 2018. Our debt-asset ratio was 15.02% as of September 30, 2018. The industry average of debt-asset ratios in China for 2017 was 55.91%, according to the latest industry report in 2018 provided by China Paper Association at http://www.chinappi.org. As long as we are able to manage our short-term liquidity, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to obtain capital for future growth.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $152,952 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $166,374 and $60,378 which was recorded as part of the current liabilities as of September 30, 2018 and December 31, 2017, respectively.

Capital Expenditure Commitment as of September 30, 2018

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions. Major capital expenditures in the nine months ended September 30, 2018 were primarily financed by cash from operations. As of September 30, 2018, we had approximately $11 million in capital expenditure commitments that were mainly related to the construction costs of building equipment and other facilities in a new industrial park in Wei County of Hebei, China, where we expect to build two tissue paper production lines (PM8 and PM9), and install other paper production machinery. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Capital Expenditures

Our committed capital expenditures for the next 12 months are approximately $11 million, which mainly includes budgeted costs for the projects described below.

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. Total estimated cost of the Wei County tissue paper project is up to approximately $128 million (of which $121 million has been incurred thus far), including the estimated costs of general infrastructure and administrative facilities such as warehouses, offices, dorms and landscaping, of up to $106 million (of which $98 million has been incurred thus far) and the estimated costs for the two paper machines and related packaging equipment of up to $22 million (of which $22 million has been incurred thus far). The installation of PM8 with gas boilers was completed. We are applying for the sewage discharge permit and construction completion acceptance by relevant environmental protection authorities before launching mass production of tissue paper products.

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

We purchased the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and constructed three industrial buildings for the digital photo paper operations, a dormitory for factory workers and offices to hold our consolidated Xushui District operations. We completed the relocation and resumed commercial production of digital photo paper in August 2015. In June 2016, we suspended the production of digital photo paper due to low market demand for our products. We are upgrading the facilities to produce more competitive photo paper products.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of September 30, 2018 was $9,102,459, an increase of $85,032, from $9,017,427 as of December 31, 2017. The increase of cash and cash equivalents for the nine months ended September 30, 2018 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $1,809,724 for the nine months ended September 30, 2018. The balance represented a decrease of cash of $15,031,834, or 89.25%, from $16,841,558 provided for the nine months ended September 30, 2017. Net loss for the nine months ended September 30, 2018 was $5,381,244, representing a decrease of $8,677,365, or 263.26%, from a net income of $3,296,121 for the nine months ended September 30, 2017. Changes in various asset and liability account balances throughout the nine months ended September 30, 2018 also contributed to the net change in cash from operating activities in nine months ended September 30, 2018. Chief among such changes is the decrease of accounts receivable in the amount of $572,184(an increase to net cash) during the nine months of 2018 and the decrease of notes payable in the amount of $2,294,280(a decrease to net cash). There was also a decrease of $3,562,834 in the ending inventory balance as of September 30, 2018 (an increase to net cash for the nine months ended September 30, 2018 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $10,873,536. The Company also had a net increase of $3,528,818 in prepayment and other current assets (a decrease to net cash) and a net increase of $516,827 in other payables and accrued liabilities and due to related parties (an increase to net cash), as well as a decrease in income tax payable of $525,502 (a decrease to net cash) during the nine months ended September 30, 2018.

ii. Net cash used in investing activities

We incurred $1,812,280 in net cash expenditures for investing activities during the nine months of 2018, as compared to $7,570,166 for the same period of 2017. Expenditures in the nine months ended September 30, 2018 were mainly for the progress payments for the construction of our first tissue paper production line (PM8) and related facilities, including three paper mill workshops and maintenance workshops and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $764,760 for the nine months ended September 30, 2018, as compared to net cash used in financing activities in the amount of $1,759,688 for the nine months ended September 30, 2017. The increase was mainly attributable to repayment of capital lease obligation in the nine months ended September 30, 2017.

Short-term bank loans

		September 30,	December 31,
		2018	2017
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,285,145
ICBC Loan 2	(b)	2,761,949	2,907,778
Bank of Cangzhou	(c)	5,087,801	-
ICBC Loan 3	(d)	4,070,241	-
Total short-term bank loans		$11,919,991	$7,192,923

On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,285,145 as of December 31, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due and repaid on January 8, 2018.

On October 18, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,761,949 and $2,907,778 as of September 30, 2018 and December 31, 2017, respectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.945% per annum. The loan was due and repaid on October 12, 2018.

On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was withdrawn on January 4, 2018, with a balance of $5,087,801 as of September 30, 2018. The loan bears a fixed interest rate of 6.09% per annum. The working capital loan is secured by the Company’s land use right and guaranteed by the Company’s CEO and Baoding Shengde with its production equipment as collateral for the benefit of the bank. The loan will be due on January 3, 2019.

On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,070,241 as of September 30, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 5.4% per annum. The loan will be due on February 9, 2019.

As of September 30, 2018, there were guaranteed short-term borrowings of $11,919,991 and unsecured bank loans of $nil. As of December 31, 2017, there were guaranteed short-term borrowings of $7,192,923 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended September 30, 2018 and 2017 were approximately 5.59% and 5.30%, respectively. The average short-term borrowing rates for the nine months ended September 30, 2018 and 2017 were approximately 5.58% and 5.28%, respectively.

Long-term loans from credit union

As of September 30, 2018 and December 31, 2017, loans payable to Rural Credit Union of Xushui District, amounted to $7,181,067 and $7,560,221, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. In August 2015, after giving the required notice to the Rural Credit Union of Xushui District in accordance with the terms on the agreement, the Company prepaid a portion of the loan in an amount of $181,707, of which $50,878 was paid ahead of its original repayment schedule. As of September 30, 2018 and December 31, 2017, total outstanding loan balance was $1,250,145 and $1,316,152, respectively, which is presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $6,214,258 and $7,963,285 as of September 30, 2018 and December 31, 2017, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of September 30, 2018 and December 31, 2017, the total outstanding loan balance was $3,634,144 and $3,826,022, respectively. Out of the total outstanding loan balance, current portion amounted were $58,147 and $3,826,022 as of September 30, 2018 and December 31, 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,575,997 and $nil are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of September 30, 2018 and December 31, 2017, the total outstanding loan balance was $2,296,778 and $2,418,047, respectively. Out of the total outstanding loan balance, current portion amounted were $2,296,778 and $1,224,328 as of September 30, 2018 and December 31, 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,193,719 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2018 and 2017 were $310,146 and $320,077, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2018 and 2017 were $930,440 and $907,785, respectively.

Shareholder Loans

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $372,622 and $392,296 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,721,944 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company repaid $3,059,039 to Mr. Zhenyong Liu. As of September 30, 2018 and December 31, 2017, the outstanding loan balance was $nil and $3,060,818, respectively and the accrued interest was $74,173 and $45,912, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,443,889 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,529,520 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. As of September 30, 2018 and December 31, 2017, the outstanding loan balance were $5,814,630 and $7,652,047, respectively, and the accrued interest was $314,662 and $110,476, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2018 and December 31, 2017, total amount of loans due to Mr. Zhenyong Liu were $5,814,630 and $10,712,865, respectively. The interest expense incurred for such related party loans are $62,130 and $114,315 for the three months ended September 30, 2018 and 2017, respectively. The interest expenses incurred for such related party loans are $252,829 and $336,231 for the nine months ended September 30, 2018 and 2017, respectively. The accrued interest owe to the CEO was approximately $761,457 and $548,684, as of September 30, 2018 and December 31, 2017, respectively, which was recorded in other payables and accrued liabilities.

As of September 30, 2018 and December 31, 2017, amount due to shareholder are $153,026 and $nil, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the nine months ended September 30, 2018 and 2017, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2018 and December 31, 2017 to translate the Chinese RMB to the U.S. Dollars are 6.8792 and 6.5342:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.5380:1, and 6.7922:1 for the nine months ended September 30, 2018 and 2017, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $8,140,481 (RMB56,000,000), which matures at various times in in 2018 -2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2018.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended September 30, 2018, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2017 Annual Report on Form 10-K.

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

IT TECH PACKAGING, INC.

Date: November 8, 2018	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)