Form 10-K
period 2018-12-31
IT TECH PACKAGING, INC.
filed 2019-03-07
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2018 was approximately $16,010,829 based upon 16,010,829 shares of common stock held by non-affiliates and the closing price of the common stock of $1.00 on June 29, 2018.

As of March 7, 2019, there were 22,022,316 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

INTRODUCTION

In this annual report, “IT Tech Packaging,” “the Company,” “we,” “our” or “us” refer to IT Tech Packaging, Inc., and unless the context requires otherwise, includes its subsidiaries and its controlled entity, Hebei Baoding Dongfang Paper Milling Company Limited. “Baoding Shengde” means our PRC subsidiary Baoding Shengde Paper Co., Ltd. “Dongfang Paper” means Hebei Baoding Dongfang Paper Milling Company Limited.

All references to “RMB” or “Renminbi” refer to the legal currency of China; all references to “US$,” “dollars,” “U.S. dollars” and “$” refer to the legal currency of the United States.

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income and our audited consolidated balance sheets as of December 31, 2017 and 2018.

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

ii

PART I

Item 1. Business

Corporate History

IT Tech Packaging, Inc. (the “Company”) was incorporated in the State of Nevada on December 9, 2005, under the name “Carlateral, Inc.” Through the steps described immediately below, we became the holding company for Hebei Baoding Dongfang Paper Milling Company Limited (“Dongfang Paper”), a producer and distributor of paper products in China, on October 29, 2007, and effective December 21, 2007, we changed our name to “Orient Paper, Inc.”.

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

On June 24, 2009, the Company consummated a number of restructuring transactions pursuant to which it acquired all of the issued and outstanding shares of Shengde Holdings Inc., a Nevada corporation. Shengde Holdings Inc. was incorporated in the State of Nevada on February 25, 2009, and holds a wholly-owned subsidiary, Baoding Shengde, a limited liability company organized under the laws of the PRC on June 1, 2009. Because Baoding Shengde is a wholly-owned subsidiary of Shengde Holdings Inc., it is regarded as a wholly foreign-owned entity under PRC law.

Effective June 24, 2009, Baoding Shengde, Dongfang Paper and the original shareholders of Dongfang Paper entered into a number of contractual arrangements, as subsequently amended on February 10, 2010, pursuant to which Baoding Shengde acts as the management company for Dongfang Paper, and Dongfang Paper conducts the principal operations of the business. The contractual arrangements, as amended, effectively transferred the preponderance of the economic benefits of Dongfang Paper to Baoding Shengde, and Baoding Shengde assumed effective control and management over Dongfang Paper. The contractual arrangements, as amended, include the following:

(i)	Exclusive Technical Service and Business Consulting Agreement

The exclusive technical service and business consulting agreement, entered into by and between Baoding Shengde and Dongfang Paper, provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to Dongfang Paper, in exchange for service fees including a fee equivalent to 80% of Dongfang Paper’s total annual net profits.  The agreement is terminable upon mutual written agreement.

(ii)	Call Option Agreement

The call option agreement, entered into by and between Baoding Shengde, Dongfang Paper and the shareholders of Dongfang Paper, provides that the shareholders of Dongfang Paper irrevocably grant to Baoding Shengde an option to purchase all or part of each shareholder’s equity interest in Dongfang Paper. The exercise price for the options shall be RMB1 yuan for each of the shareholders’ equity interests, or if at any time there are PRC laws regulating the minimum exercise price of such options, then to the extent permitted under PRC Law. The call option agreement contains covenants from Dongfang Paper and its shareholders that they will refrain from taking certain actions without Baoding Shengde’s consent that would materially affect Dongfang Paper’s operations and asset value, including (i) supplementing or amending its articles of association or bylaws, (ii) changing Dongfang Paper’s registered capital or shareholding structure, (iii) selling, transferring, mortgaging or disposing of any interests in Dongfang Paper’s assets or income, or encumbering Dongfang Paper’s assets or income in a way that would approve a security interest on such assets, (iv) incurring or guaranteeing any debts not incurred in its normal business operations, (v) entering into any material contract or urging Dongfang Paper management to dispose of any Dongfang Paper assets, unless it is within the company’s normal business operations; (vi) providing any loan or guarantee to any third party; (vii) appointing or removing any management personnel or directors that can be changed upon Dongfang Paper shareholder approval; (viii) declaring or distributing any dividends to the stockholders.  The agreement remains effective until Baoding Shengde or its designees have acquired 100% of the equity interests of Dongfang Paper underlying the options.

(iii)	Share Pledge Agreement

The share pledge agreement entered into by and between Baoding Shengde, Dongfang Paper and the shareholders of Dongfang Paper, provides that the Dongfang Paper shareholders will pledge all of their equity interests in Dongfang Paper to Baoding Shengde as security for their obligations under the other management agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that the Dongfang Paper shareholders or Dongfang Paper fails to pay the service fees to Baoding Shengde pursuant to the exclusive technical service and business consulting agreement or fails to perform their other obligations under the other management agreement. The agreement contains covenants from Dongfang Paper’s shareholders that they will refrain from taking certain actions without Baoding Shengde’s prior written consent, such as transferring or assigning their equity interests, or creating or permitting the creation of any pledges which may have an adverse effect on the rights or benefits of Baoding Shengde under the agreement.  The Dongfang Paper shareholders also promise to comply with the laws and regulations relevant to the pledges under the agreement and to facilitate in good faith the protection of the ability of Baoding Shengde to exercise its rights under the agreement.  The terms of the share pledge agreement remains in effect until all the obligations under the other management agreements have been fulfilled, whether or not the terms of the other management agreements have expired.

(iv)	Proxy Agreement

The proxy agreement, entered into by and between Baoding Shengde, Dongfang Paper and the shareholders of Dongfang Paper, provides that the Dongfang Paper shareholders shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise his or her rights at any shareholder’s meeting of Dongfang Paper or with respect to any shareholder action to be taken in accordance with the laws and Dongfang Paper’s Articles of Association.  The terms of the agreement are binding on the parties for as long as the Dongfang Paper shareholders continue to hold any equity interest in Dongfang Paper.  An Dongfang Paper shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde.

On June 24, 2009, Zhao Tianqing, the sole shareholder of Shengde Holdings Inc., assigned to the Company, for good and valuable consideration, 100 shares representing 100% of the issued and outstanding shares of Shengde Holdings Inc.  As a result of this assignment and the restructuring transactions described above, Shengde Holdings Inc., Baoding Shengde, and Dongfang Paper became directly and indirectly controlled by the Company, and Dongfang Paper continued to function as the Company’s operating entity.

In addition to controlling the operations and beneficial ownership of Dongfang Paper, Baoding Shengde also acquired a digital photo paper production line (including two photo paper coating lines and ancillary equipment) in an asset acquisition transaction on November 25, 2009 and began directly conducting business in the PRC. We suspended production of photo paper in June 2016 and now are upgrading the production line to produce more competitive photo paper products. We expect to resume our digital photo paper production in the near future.

An agreement was entered into among Baoding Shengde, Dongfang Paper and the shareholders of Dongfang Paper on December 31, 2010, reiterating that Baoding Shengde is entitled to the distributable profit of Dongfang Paper, pursuant to the above mentioned Exclusive Technical Service and Business Consulting Agreement. In addition, Dongfang Paper and the shareholders of Dongfang Paper agreed that they would not declare any of Dongfang Paper’s unappropriated earnings, including any earnings of Dongfang Paper from its establishment to 2010 and thereafter, as dividend.

The following diagram sets forth the current corporate structure of IT Tech Packaging:

100% ownership
Controlled by contractual arrangements

Our Business

We engage in production and distribution of three categories of paper products: corrugating medium paper, offset printing paper and tissue paper products.

From late January 2018 to mid-March 2018, the Company temporarily suspended its production due to a government-mandated restriction on the supply of natural gas, which is the energy resource we need for production. On March 14, 2018, the Company resumed production at its manufacturing facilities.

Our principal executive offices are located at Science Park, Juli Road, Xushui District, Baoding City, Hebei Province, People’s Republic of China. Our telephone number is (86) 312-869-8215. Our website is located at http://www.itpackaging.cn.

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

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM6”) production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2018, corrugating medium paper comprised approximately 96.05% of our total paper production quantities and roughly 94.08% of our total revenue.  Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of a renovated PM1 production line. The renovated PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used as a construction material for wall and floor insulation or to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging that requires light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry.  Offset printing paper comprised approximately 3.95% of our total paper production quantities and approximately 5.92% of our total sales revenue for the year ended December 31, 2018.  Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018, we completed the construction and installation and test of operation of PM8 and announced the commercial launch of tissue paper production. We expect to commence the full operation of production and sales of tissue paper products in year 2019.

Market for our Products

The PRC Paper Making Industry

According to the 2017 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 2,800 paper and paper board manufacturers (down from 3,700 in 2010) in China, with a total output of 111.30 million tonnes, up by 2.53% from 108.55 million tonnes in 2016. Total domestic consumption was 108.97 million tonnes in 2017, up by 4.59% from 104.19 million tonnes in 2016.

Compared with 2008, output in 2017 increased by approximately 39.47% and consumption grew by approximately 37.33%. The output of paper and paper board maintained an average growth rate of approximately 3.77% during the ten-year period from 2008 to 2017, while consumption increased at an average annual rate of 3.59%. The growth is expected to continue. It is estimated that China currently has the largest paper and paper board products output and consumption in the world. (Data source: 2017 Annual Report of China Paper Manufacturing, August 2018, China Paper Association)

MILLION TONNES
120
100
80
60
40
20
0
2008 2009 2010 2011 2012 2013 2014 2015 2016 2017
Domestic Production Volume
Domestic Consumption Volume

Data source: 2017 Annual Report of China Paper Manufacturing, August 2018, China Paper Association

Corrugating medium paper production in China totaled 23.35 million tonnes in 2017, a 2.86% increase from 2016. Consumption of corrugating medium paper in China amounted to 23.96 million tonnes in 2017, an increase of 5.50% as compared to 2016.

Uncoated offset printing paper production in China totaled 17.90 million tonnes in 2017, a 1.13% increase from 2016. Consumption of uncoated offset printing paper in China amounted to 17.44 million tonnes in 2017, an increase of 3.26% as compared to 2016.

The paper making industry in China is concentrated in the east coast provinces. The largest paper production capacities by province for 2016 and 2017 (the most recent year for which relevant information is available) are summarized in the table below. The three provinces with largest capacities showed moderate increases in paper production capacities; provinces with smaller capacities, such as, Chongqing, Hebei and Fujian, showed noticeable increases as well.

Province	2016 Capacity (10k tonnes)	2017 Capacity (10k tonnes)	% Change
Guangdong	1,840	1.885	2.45
Shandong	1,850	1.875	1.35
Zhejiang	1,690	1.711	1.24
Jiangsu	1,285	1.253	(2.49)
Fujian	705	758	7.52
Henan	610	568	(6.89)
Chongqing	280	309	10.36
Anhui	295	302	2.37
Hebei	275	297	8.00
Hunan	310	290	(6.45)

Data Sources: 2017 Annual Report of China Paper Manufacturing, August 2018, China Paper Association

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

The mandatory closure of outdated capacity is expected to continue in the next few years. As a result, we estimate that the average selling prices for corrugating medium paper and other packaging paper will be volatile in 2019, and the paper industry will witness increased competition and higher standards for environmental protection measures. See “Risk Factors - Risks Related to Our Business -We might be negatively affected by the industry capacity elimination mandated by the government.”

Customers

We generally sell our corrugating medium paper to companies making corrugating cardboards and offset printing paper to printing companies. Our largest customer is a printing company in Tianjin City. Our total corrugating medium and offset printing paper revenue in 2018 was primarily derived from customers in Tianjin, Hebei Province and Shandong Province.

For the year ended December 31, 2018, five major customers who individually accounted for more than 5% of our total sales revenue are as follows:

	2018 Sales Amount ($USD, net of applicable VAT)	% of Total Revenue
Company A (Tianjin)	5,876,689	6.77%
Company B (Tianjin)	5,469,626	6.31%
Company C (Shandong)	5,373,148	6.19%
Company D (Baoding)	5,359,419	6.18%
Company E ( Langdang)	4,926,457	5.68%
Total Major Customers	27,005,339	31.13%

Three of our top-ten customers of 2018 are also in the top-ten customer list in 2017, representing 46.2% of the 2017 top-ten customer sales.

Target Market

We target corporate customers in the middle range of the marketplace, where, with solid quality and competitive pricing, we see potential for high volume growth for corrugating medium paper and offset printing paper. Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2018, we had five PM production lines in operation and are in the process of launching two more that are tentatively designated as PM7and PM9. These production lines include the followings:

PM#	Paper Product Produced	Designed Capacity (tonnes/year)	Owned by	Operated by	Status as of December 31, 2018
PM1	Corrugating Medium Paper	60,000	Dongfang Paper	Dongfang Paper	In production
PM2	Offset Printing Paper	50,000	Dongfang Paper	Dongfang Paper	In production
PM3	Offset Printing Paper	40,000	Dongfang Paper	Dongfang Paper	In production
PM4	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM5	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM6	Corrugating Medium Paper	360,000	Baoding Shengde	Dongfang Paper***	In production
PM7*	Specialty paper	10,000	Dongfang Paper	Dongfang Paper	Under renovation and preparing for launch by the end of 2019
PM8	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production
PM9*	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	The ancillary equipment has been installed.

*:	Paper machines under renovation, under construction, or in the planning stage.

***:	PM6 is funded and owned by Baoding Shengde; ancillary facilities that support the PM6 operation are built and owned by Dongfang Paper.

On December 31, 2009, we acquired a digital photo paper production line, including two coating lines that are designated as PM4 and PM5 and ancillary equipment, for a total purchase price of approximately $13.6 million. We suspended production of photo paper in June 2016.

In order to meet the growing domestic demand for paper, which we believe currently exceeds domestic supply in the case of corrugating medium paper, especially in the region of North China, we installed a corrugating medium paper production line (PM6) with a designed capacity of 360,000 tonnes per year. We completed the installation of the PM6 production line in November 2011 and began commercial production in December 2011.

We have implemented a plan to renovate one of the old production lines that has been idle since the end of 2007. We previously made paper with anti-counterfeit features from that production line. When the renovation is completed, we intend to use the renovated production line to produce high-profit margin specialty papers. Our current plan is to complete the renovation project, put in place a new production and marketing team and launch the renovated production line as PM7 by the end of 2019.

On November 27, 2012, we signed a 15-year lease relating to approximately 49.4 acres of land in the Economic Development Zone in Wei County, Hebei Province, China for the purpose of developing a new tissue paper production plant. We plan to build two tissue paper production lines, each with 15,000 tonnes/year capacity, and other packaging facilities and infrastructures on the leased land. In December 2012, we signed a contract with an equipment contractor in Shanghai to build PM8, the first of our two tissue paper production lines in Wei County. In December 2018, we completed the construction and installation and test of operation of PM8 and announced the commercial launch of tissue paper production. We will commence the full operation of production and sales of tissue paper products in year 2019.

We voluntarily renovated our 150,000 tonnes/year corrugating medium paper PM1 in anticipation of increased regulatory concerns on energy efficiencies as well as to improve the quality of our corrugating medium products. Rather than converting PM1 to a regular corrugating medium paper machine, we decided in 2013 that, based on the market conditions and our waste water treatment capability, the better option was to convert PM1 to produce Light-Weight CMP with a specification of 40 to 80 grams per square meter (“g/s/m”) with a designed capacity of 60,000 tonnes/year. We started the renovation in January 2013 and launched commercial production of the renovated PM1 production line in May 2014.

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

We sign annual raw materials supplier contracts with our suppliers.  Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2018, we had two large suppliers which accounted for approximately 82% and 7% of our total purchases, respectively.

For the years ended December 31, 2018, two major suppliers who individually accounted for more than 5% of our total purchase are as follows:

	2018 Purchase Amount ($USD, net of applicable VAT)	% of Total Purchase
Company A (Baoding)	56,860,986	82%
Company B (Baoding)	5,111,746	7%
Total Major Suppliers	61,972,732	89%

Competition

Dongfang Paper’s main competitors are: Chenming Paper Group Limited, Huatai Group Limited, Nine Dragons Paper (Holdings) Limited and Sun Paper Group Limited. A number of our competitors are public entities with larger capacities, broader customer bases and greater financial resources than those available to us. The businesses of our primary competitors are briefly described below:

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

Our Competitive Edge

Regional advantage (Northern China). We believe that Dongfang Paper is one of the leading papermaking enterprises in Hebei Province.  Our proximity to large urban centers in northern China, Beijing and Tianjin, gives us access to a large market to sell our products.

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

Research and Development

Our R&D activities are carried out by a task force led by a group of senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling, digital photo paper and tissue paper manufacturing) to R&D expenses. Our R&D efforts in 2018 has focused on evaluating and developing new products that are in the pipeline for 2018 and included developing and improving the manufacturing process of Light-Weight CMP and the production and packaging technology of tissue paper.

One of our production lines, PM7, is under renovation. Since the fourth quarter of 2010, we have spent approximately $1.57 million in machine parts and new components to renovate this production line, with which we expect to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the renovation project, we cannot guarantee the launch of the specialty paper production (which is tentatively scheduled by the end of 2019) or the success of such renovation.

Intellectual Property

Dongfang Paper has registered three trademarks with the Trademark Bureau under the State of Administration for Industry & Commerce.

	Certificate
Trademark	No.	Category	Registrant	Valid Term
Shuangxing	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotype solution, diazo paper	Dongfang Paper	April 7, 2014 through April 6, 2024

Fangmenglai	12955328	Toilet paper, handkerchief tissues, tissues, paper napkins, paper mats, beer mats, paper place mats, printing paper (including offset paper, newsprint, books paper, bond paper, plate paper and halftone paper), coated paper	Dongfang Paper	December 28, 2014 through December 27, 2024

Fangqingxin	12955235	Toilet paper, handkerchief tissues, tissues for makeup remover, paper napkin, tissues, paper duster cloth, paper face towels, paper table cloth, paper tablecloths, drawer liner (with or without flavor)	Dongfang Paper	December 28, 2014 through December 27, 2024

Domain names

IT Tech Packaging has registered the internet domain name, http://www.itpackaging.cn.

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

Waste Water Treatment

Dongfang Paper uses a multi-level water recycling process. Waste water from the pulping process is fed into collection pools, where it is divided into two parts, water and recovered pulp fiber.  The latter is returned to the pulping process.

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

Employees

As of December 31, 2018, we have approximately 537 full time employees. The Company provides private insurance coverage for any workplace accident or injury for all the operators of paper milling machinery in the workshops. These employees are organized into a labor union under the labor laws of the PRC and have collective bargain power against us. We generally maintain good relations with our employees and the labor union.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers like our Company that file electronically with the SEC at http://www.sec.gov.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports (including exhibits) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are also available free of charge on our Internet site at http://www.itpackaging.cn as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Executive Officers

For information regarding our executive officers as of March 7, 2019, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

Item 1A. Risk Factors

Risks Relating to our Business

In the past, our ability to continue as a going concern was in doubt. Although we do not currently doubt our ability to continue as a going concern, our liquidity position poses risk to our operations, especially our capacity expansion projects.

As of December 31, 2018, we had current assets of approximately $24.16 million and current liabilities of approximately $29.63 million, resulting in a working capital deficiency of approximately $5.47 million. We are currently seeking to restructure the term of our liabilities by raising funds through long-term loans to pay off liabilities with shorter terms. In the event that we fail to raise funds or negotiate terms of the current liabilities sufficient to meet our liquidity needs, we may be forced to substantially curtail our operations or otherwise take measures that would materially and adversely affect our business, results of operations and business prospects.

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

We do not have direct or indirect equity ownership of Dongfang Paper which operates a majority of our business. Although we have entered into contractual arrangements with Dongfang Paper and its individual owners pursuant to which we receive an economic interest in Dongfang Paper, and exert a controlling influence over Dongfang Paper, in a manner substantially similar to a controlling equity interest, these contractual arrangements are not as effective in providing control over Dongfang Paper as direct ownership. For example, Dongfang Paper may be unwilling or unable to perform their contractual obligations under our commercial agreements, including payment of consulting fees under the Exclusive Technical Service and Business Consulting Agreement as they become due. If that were to occur, we would not be able to conduct our operations in the manner currently planned. In addition, we may not succeed in enforcing our rights under the contractual arrangements insofar as our contractual rights and legal remedies under Chinese law may be inadequate. Furthermore, Dongfang Paper may seek to renew their agreements on terms that are disadvantageous to us. If we are unable to renew these agreements on favorable terms when these agreements expire, or to enter into similar agreements with other parties, we will lose control of Dongfang Paper.

Because we rely on the consulting services agreement with Dongfang Paper for essentially all of our revenue and cash flows, any difficulty for Dongfang Paper to pay consulting fees to Baoding Shengde under the consulting agreement may have a material adverse effect on our operations.

We are a holding company and currently conduct business through Dongfang Paper. As a result, we rely on payments from the consulting services agreement which forms a part of the contractual arrangements between Baoding Shengde and Dongfang Paper. Since Baoding Shengde is not a legal shareholder of Dongfang Paper under PRC statutes, the arrangement for Dongfang Paper to pay a substantial portion of its net income to Baoding Shengde may be challenged by the PRC government, which could prevent us from receiving required funds or making required payments to some of our service providers.

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

The shareholders of Dongfang Paper may have potential conflicts of interests with us, which may adversely affect our business.

We operate most of our businesses through Dongfang Paper. Our Chairman, Chief Executive Officer and 24.93% shareholder, Zhenyong Liu, owns 93.39% of the equity interest in Dongfang Paper. Conflicts of interests between his duties to us and to Dongfang Paper may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our Company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

Our arrangements with Dongfang Paper and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

We could face material and adverse tax consequences if the PRC tax authorities determine that our contracts with Dongfang Paper and its shareholders were not entered into based on arm’s length negotiations. If the PRC tax authorities determine that these contracts were not entered into on an arm’s length basis, they may adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. Such an adjustment may require that we pay additional PRC taxes plus applicable penalties and interest, if any.

The exercise of our option to purchase part or all of the equity interests in Dongfang Paper under the Call Option Agreement might be subject to approval by the PRC government. Our failure to obtain this approval may impair our ability to substantially control Dongfang Paper and could result in actions by Dongfang Paper that conflict with our interests.

Our Call Option Agreement with Dongfang Paper and its shareholders gives our Chinese subsidiary, Baoding Shengde or its designated entity or natural person, the option to purchase all or part of the equity interests in Dongfang Paper. The option may not be exercised by Baoding Shengde if the exercise would violate any applicable laws and regulations in China or cause any license or permit held by, and necessary for the operation of Dongfang Paper, to be cancelled or invalidated. Under the laws of China, if a foreign entity, through a foreign investment company that it invests in, acquires a domestic related company, China’s regulations regarding mergers and acquisitions may technically apply to the transaction. If these regulations apply, an examination and approval of the transaction by China’s Ministry of Commerce (“MOFCOM”), or its local counterparts would be required. In addition, an appraisal of the equity interest or the assets to be acquired would also be mandatory. Since the scope of business activities (making of cultural paper products) as defined in the business license of Baoding Shengde does not involve the MOFCOM approval and monitoring, we do not believe at this time that an approval or an appraisal is required for Baoding Shengde to exercise its option to acquire Dongfang Paper. In light of the different views on this issue, however, it is possible that the central MOFCOM office in Beijing will issue a standardized opinion imposing the approval and appraisal requirement. If we are not able to purchase the equity of Dongfang Paper, then we will lose a substantial portion of our ability to control Dongfang Paper and our ability to ensure that Dongfang Paper will act in our interests.

We anticipate to incur significant capital expenditures in 2019.

We expect to incur significant capital expenditures in the tissue paper production line project in 2019 and possibly beyond. We have substantially increased our debt leverage to fund these projects. As of December 31, 2018, we had approximately $2 million in capital expenditure commitments that were mainly related to improvement of Industrial Buildings. If we cannot fund or effectively manage our capital expenditures or if our capital expenditures do not lead to the results we anticipate, our business, financial position and operating performance may be materially and adversely affected. An increased debt burden may also materially and adversely affect our liquidity, financial condition and our business. If we are unable to obtain sufficient funding through banking borrowings or generate sufficient operating cash flow internally, the progress of the construction or renovation may be slowed down. We may also have to curtail the scope of the capital expenditure projects or to shelf some components of the projects (for example, delay the installation of PM9 until additional capital resources are available).

Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Dongfang Paper commenced its current line of business operations in 1996 and received its initial Pollution Discharge Permit in September 1996, which must be renewed every year for Dongfang Paper to stay in business. Although we have never had problem renewing the Pollution Discharge Permit, we cannot guarantee automatic renewal every year. In addition, Baoding Shengde commenced its current line of business operations in 2009. Therefore, our operating history may not provide a more meaningful basis on which to evaluate its business. We cannot assure you that Dongfang Paper or Baoding Shengde we will not incur net losses in the future. We expect that operating expenses of Dongfang Paper and Baoding Shengde will increase as they expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

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

Dongfang Paper and Baoding Shengde’s failure to compete effectively may adversely affect our ability to generate revenue.

Through Dongfang Paper and Baoding Shengde, we compete in a highly developed market with companies that have significantly greater experience and history in our industry. If we do not compete effectively, we could lose market share and experience reduced selling prices, adversely affecting our financial results. Our competitors will expand in the key markets and implement new technologies making them more competitive. There is also the possibility that competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot or will not offer or that will make our products less profitable. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

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

If Dongfang Paper fails to comply with covenants in its loan agreements, its lenders may allege a breach of a covenant and seek to accelerate the loan or exercise other remedies, which could strain our cash flow and harm our business, liquidity and financial condition.

Dongfang Paper received loans from commercial banks to fund its operations. Typically, these loans are made pursuant to customary loan agreements which contain representations and warranties about its business, financial covenants to which Dongfang Paper must adhere and other negative covenants in respect of its operations. Under some of these agreements, Dongfang Paper may be required to obtain the consent of its lenders prior to entering into its contractual arrangement with us but Dongfang Paper did not receive such prior consent. To date, our lenders have not given us any notice of default or otherwise objected to our contractual arrangements with Dongfang Paper. If any lender raises any concern in this regard, we intend to secure a waiver from our lenders, but cannot assure you that we will successfully do so. If we cannot obtain such a wavier and Dongfang Paper’s lenders declare it to be in default under the loan agreements, they may accelerate Dongfang Paper’s indebtedness to them which would negatively affect our cash flows and business operations.

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

We, through our subsidiaries, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of Dongfang Paper, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we, through our subsidiaries, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to Dongfang Paper. In the event of any future acquisitions, we could:

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

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

●	difficulties in the assimilation of acquired operations, technologies and/or products;
●	unanticipated costs associated with the acquisition or investment transaction;
●	the diversion of management’s attention from other business concerns;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering markets in which Dongfang Paper has no or limited prior experience;
●	the potential loss of key employees of acquired organizations; and
●	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we will be able to successfully integrate any businesses, products, technology, or personnel that we might acquire in the future and our failure to do so could have a material adverse effect on our and/or Dongfang Paper’s business, operating results and financial condition.

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and paper factory operational expertise of key personnel. Zhenyong Liu, our Chief Executive Officer and Chairman of the Board, Jing Hao, our Chief Financial Officer, Dahong Zhou, our Secretary, and Shuting Liang, Dongfang Paper’s General Engineer, Gengqi Yang, Dongfang Paper’s Vice President of Sales and Marketing, Xuetao Chen, Dongfang Paper’s Vice President of Environmental Protection and Xiaodong Liu, Baoding Shengde’s General Manager, perform key functions in the operation of our business. There can be no assurance that IT Tech Packaging or Dongfang Paper or Baoding Shengde will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and personnel.

We are dependent upon the services of Mr. Zhenyong Liu for the continued growth and operation of our Company because of his experience in the industry and his personal and business contacts in the PRC. Although Mr. Liu has entered into an employment agreement with Baoding Shengde, our wholly owned subsidiary and a PRC company, and that we have no reason to believe that Mr. Liu will discontinue his services with us or Dongfang Paper, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

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

In addition to our dependence upon wood pulp, recycled white scrap paper and paperboard costs, our operating results depend on the availability and pricing of energy and other raw materials. An interruption in the supply of supplemental chemical agents could cause a material disruption at our mill. In addition, an interruption in the supply of natural gas could cause a material disruption at our facilities. At present, our raw materials including natural gas are purchased from a number of suppliers, of which the three largest suppliers account for over 89% of all purchases. If any of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of natural gas and recycled paper, we may not be able to find alternative, comparable suppliers or suppliers capable of providing coal to us on terms or in amounts satisfactory to us.

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

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for its failure to maintain a valid permit. We renewed our Pollution Discharge Permit in August 2016. Our latest permit is effective from August 8, 2016 through August 7, 2019. An application to renew will be filed by us with the local environment protection agency before the expiration.

The failure by us to obtain any certificate, permit, and license necessary for our operations or the failure by us to obtain the renewal of any such certificate, permit or license may materially and adversely affect our business, prospects, financial condition and results of operation.

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, the enforcement and performance of our contractual arrangements with our affiliated Chinese entity, Dongfang Paper, and its shareholders, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. Our major operating entity, Dongfang Paper, conducts its operations in China, and as a result, we are required to comply with PRC laws and regulations. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;
●	revoking Dongfang Paper’s business and other licenses;
●	requiring that we restructure our ownership or operations; and
●	requiring that we discontinue any portion or all of our business.

Among the material laws that we are subject to are the Price Law of The People’s Republic of China, Measurement Law of The People’s Republic of China, Tax Law, Environmental Protection Law, Contract Law, Patent Law, Accounting Laws and Labor Law.

A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. In 2018, China’s Gross Domestic Product (“GDP”) growth rate was 6.6% as compared to 6.9% in 2017. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business. With the slowdown of GDP growth rate, sales revenue for our CMPand offset printing paper in 2018 decreased by approximately 14.99% and 72.51%, respectively, as compared to 2017.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2018, $1 is converted into 6.8632 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Dongfang Paper’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus, if we raise 1,000,000 dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,833,720 as opposed to RMB 6,863,200 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus, if Dongfang Paper has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $123,849 as opposed to $145,705 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 5.15% depreciation of the Renminbi against the U.S. dollar as of December 31, 2018. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

We may be required to broaden the coverage of the mandatory social security insurance programs under the Labor Law of the PRC.

The PRC Labor Law, effective January 1, 2008, requires that employers enroll in the following social security insurance programs and offer certain employer-sponsored premium benefits to eligible employees: (1) retirement endowment, (2) healthcare insurance, (3) unemployment insurance, (4) workers’ compensation insurance, and (5) pregnancy insurance. Of these insurance programs, the retirement endowment fund requires employee withholdings of 4% to 8% of the gross compensation, while the employer’s matching contribution varies from 16% to 20% of such compensation. While the Company is enrolled in the retirement endowment fund and is withholding employees’ portion and the employer’s portion of the endowment contribution, many of the Company’s employees have elected to waive their coverage under these mandatory social security insurance programs in favor of certain other low-cost, local government-sponsored social security insurance programs for residents in non-urban districts. Although we have verified with the local government agencies for the validity of the employee waivers and reasonably believe that we are not required to cover the employees who waived the benefits, the local government may change its policy and ask us to broaden our insurance coverage to those who have specifically waived their rights.

Risks Related to Our Common Stock

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of December 31, 2018, there were 22,022,316 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 24.93% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 24.93% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE MKT.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2018, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located at Hebei Baoding Dongfang Paper Milling Company Limited, Juli Road, Xushui District, Baoding City, Hebei Province, China. We have two main production bases, one production base located approximately 4 kilometers away from our headquarters, and the second production base located in Wei County, Xingtai City, Hebei province.

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants landholders a “land use right” after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the incidents of ownership of the land. The following are the details regarding Dongfang Paper’s land use rights with regard to the land that it uses in its business.

The land of our first production base (the “Xushui Paper Mill”), comprising 200 mu, or approximately 33 acres, of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031.  The lease requires an annual payment of approximately $ 18,089 (RMB 120,000) due by June 30 every year.

The land of the second production base (the “Xingtai Paper Mill”), comprising 300 mu, or approximately 50 acres, of land, is leased from Hebei Tengsheng Paper Co., Ltd. pursuant to a 15 year lease that expires November 27, 2027.  The lease requires an annual payment of approximately $542,675 (RMB 3,600,000) due by November 27 every year.

The office building and essentially all industrial-use buildings at our headquarters (the “Industrial Buildings”) are leased to us by a related party Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), for a term of up to three years starting August 2013, with an annual rental payment of approximately $150,745 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016 and August 6, 2018, the Company entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term for another two years, with the same rental payment as original lease agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Sale of Headquarters Real Properties to a Related Party.”

In the spring of 2010, we initiated the process of acquiring approximately 667,000 square meters of land adjacent to our first production base, Xushui Paper Mill and have received governmental approval for our capacity expansion plan. On April 13, 2012, we closed our acquisition of 58,566 square meters of land and secured all associated land use right permits (the “Xushui Mill Annex”). For land acquisition of the Xushui Mill Annex, we paid a total of $7.5 million for various payments of compensation, taxes, and recording fees to the sellers and the local government. On October 26, 2012, we made a prepayment in the amount of $1,404,460 for the purchase of land use right from the local residents’ council for approximately 65,023 square meters of land located inside of our Xushui Paper Mill. In December 2016, the Company completed the purchase of such land use right, with a land use term of 50 years expiring in 2066.

As of December 31, 2018, our facilities include a total of 9 production lines, among which PM7 is currently idle and under renovation, and PM4 and PM5 (both for digital photo paper) has been suspended, nine warehouses, two office buildings, two cafeterias, and five dormitories.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

IT Tech Packaging’s common stock is traded on the NYSE MKT exchange under the symbol “ITP”.

As of March 7, 2019, we had approximately 3,100 shareholders of record of our common stock.

Dividends

On November 21, 2013, the Company declared another quarterly dividend of $0.005 per share to shareholders of record as of November 29, 2013. The dividend was paid on December 10, 2013. Total dividends declared and paid for the year ended December 31, 2013 were $323,032.

We do not expect to pay dividends in the near future. Future declaration of dividends will depend on, among other things, the Company’s results of operations, capital requirements, financial condition and on such other factors as the Company’s Board of Directors may in its discretion consider relevant and in the best long term interest of the shareholders.

Equity Compensation Plan Information

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 Incentive Stock Plan (the “2011 ISP”) as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2011 ISP’s administration. On January 11, 2012, the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company. On December 31, 2013, the Compensation Committee granted remaining 265,416 shares of restricted common stock to 39 recipients who are employees, officers and directors of the Company.

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

On August 29, 2015, the Company’s Annual General Meeting approved the 2015 Omnibus Equity Incentive Plan (the “2015 ISP”). Under the 2015 ISP, the Company may grant an aggregate of 1,500,000 shares of the Company’s common stock to the directors, officers, employees and/or consultants of the Company and its subsidiaries. The 2015 ISP provides for the granting of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance unit awards, unrestricted stock awards, distribution equivalent rights or any combination of the foregoing. The 2015 ISP is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 2015 ISP, the Compensation Committee has the sole authority, in its discretion, to make all determinations under the plan, including but not limited to (i) determining which employees, directors or consultants shall receive an award, (ii) the time or times when an award shall be made, (iii) what type of award shall be granted, (iv) the term of an award, (v) the date or dates on which an award vests, (vi) the form of any payment to be made pursuant to an award, (vii) the terms and conditions of an award, (viii) the restrictions under a restricted stock award, (ix) the number of shares which may be issued under an award, (x) performance goals applicable to any award and certification of the achievement of such goals, and (xi) the waiver of any restrictions or performance goals, subject in all cases to compliance with applicable laws. On January 12, 2016, the Company granted an aggregate of 1,133,916 shares of common stock under its compensatory incentive plans to nine officers, directors and employees of and a consultant when the stock was at $1.25 per share, as compensation for their services in the past years, of which 168,416 shares of common stock were granted under the 2012 Incentive Stock Plan and 965,500 shares were granted under the 2015 Omnibus Equity Incentive. On September 13, 2018, the compensation committee granted an aggregate of 534,500 shares of common stock to fifteen officers, directors and employees of the Company, which were granted under the 2015 Omnibus Equity Incentive Plan. Total fair value of the shares of common stock granted was calculated at $470,360 as of the date of issuance at $0.88 per share.

All shares of common stock under the 2011, 2012 and 2015 ISPs, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2018, has been issued.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial statements of the Company. The selected consolidated statements of income and comprehensive income data for the years ended December 31, 2017 and 2018, and the selected consolidated balance sheet data as of December 31, 2017 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this annual report. Our selected consolidated statements of income and comprehensive income data for the year ended December 31, 2014, 2015 and 2016 and the selected consolidated balance sheet data as of December 31, 2014, 2015 and 2016 have been derived from our audited consolidated financial statements not included in this annual report. Our historical results do not necessarily indicate results expected for any future periods. The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME DATA
Revenues	$86,747	$117,024	$134,745	$135,303	$137,041
Gross profit	$5,820	$19,956	$25,532	$27,861	$22,778
Selling, general and administrative expenses	$13,098	$11,307	$12,402	$9,664	$4,859
Gain (Loss) from impairment and disposal of property, plant and equipment	$(3,904)	$(3,968)	$(178)	$-	$(710)
Gain from disposal of assets held for sale (1)	$-	$-	$-	$-	$204
Income from operations	$(11,182)	$4,680	$12,952	$18,197	$17,413
Depreciation	$14,291	$14,634	$15,288	$13,399	$8,289
Interest expense	$1,492	$2,434	$2,621	$3,158	$1,446
Net (Loss) Income	$(10,546)	$1,660	$7,313	$11,542	$11,706
Basic and Diluted (Losses) Earnings per Share	$(0.49)	$0.16	$0.34	$0.57	$0.61

CONSOLIDATED BALANCE SHEETS DATA
Cash and bank balances	$8,475	$2,896	$2,333	$2,642	$3,891
Accounts receivable, net	$2,877	$1,844	$3,894	$1,904	$3,730
Inventories	$2,924	$8,474	$5,632	$9,205	$7,140
Property, plant, and equipment, net	$167,830	$189,389	$187,690	$206,191	$208,213
Total assets	$203,076	$218,989	$208,378	$238,627	$239,768
Total liabilities	$36,526	$33,664	$35,622	$62,817	$64,822
Total stockholders’ equity	$166,550	$185,325	$172,755	$175,809	$174,945

(1)	The gain from disposal of assets held for sale in 2014 was related to the gain from sales of three employee dormitory buildings previously classified as assets held for sale to a related party controlled by our Chairman and Chief Executive Officer Mr. Zhenyong Liu.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this annual report.

Results of Operations

Revenue for the year ended December 31, 2018 was $86,746,758, a decrease of $30,276,820, or 25.87%, from $117,023,578 for the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the year ended December 31, 2018 was $86,733,136, a decrease of $30,290,442, or 25.88%, from $117,023,578 for the year ended December 31, 2017. This was mainly due to the decrease in sales volume of Regular CMP and offset printing paper, which was partially offset by the increase in ASP of these products.

Total quantities of offset printing paper, CMP and tissue paper products sold during the year ended December 31, 2018 amounted to 156,849 tonnes, a decrease of 78,654 tonnes, or 33.40%, compared to 235,503 tonnes sold during the year ended December 31, 2017. Total quantities of CMP and offset printing paper sold decreased by 76,850 tonnes in the year of 2018 as compared to 2017. Production was suspended from late January 2018 to March 13, 2018 due to a government-mandated restriction on the natural gas supply. Production of regular CMP was suspended in September 2018 due to equipment maintenance. Production of offset printing paper was suspended from August 2018 to December 2018 due to equipment maintenance and restriction on production volume by the government due to environmental concerns. As a result, the production and sales volume of regular CMP and offset printing paper decreased significantly in 2018 as compared to year of 2017.The changes in revenue and quantity sold for the year ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended		Year Ended				Percentage
	December 31, 2018		December 31, 2017		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	116,012	$63,199,071	173,399	$80,378,784	(57,387)	$(17,179,713)	-33.10%	-21.37%
Light-Weight CMP	34,646	$18,397,173	33,690	$15,600,281	956	$2,796,892	2.84%	17.93%
Total CMP	150,658	$81,596,244	207,089	$95,979,065	(56,431)	$(14,382,821)	-27.25%	-14.99%
Offset Printing Paper	6,191	$5,136,892	26,610	$18,687,657	(20,419)	$(13,550,765)	-76.73%	-72.51%
Tissue Paper Products	-	$-	1,804	2,356,856	(1,804)	$(2,356,856)	-100.00%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	156,849	$86,733,136	235,503	$117,023,578	(78,654)	$(30,290,442)	-33.40%	-25.88%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended December 31, 2018, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2018 and 2017 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Year Ended December 31, 2017	$702	$464	$463	$1306
Year Ended December 31, 2018	$830	$545	$531	$-
Increase from comparable period in the previous year	$128	$81	$68	$-
Increase by percentage	18.23%	17.46%	14.69%	-%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of digital photo paper and tissue paper products) for the 24 month period ended December 31, 2018:

Corrugating Medium Paper

Revenue from CMP amounted to $81,596,244 (94.08% of the total of the offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2018, representing a decrease of $14,382,821, or 14.99%, from $95,979,065 during 2017.

We sold 150,658 tonnes of CMP in the year ended December 31, 2018 as compared to 207,089 tonnes in the year ended December 31, 2017, representing a 27.25% decrease in quantity sold.

ASP for regular CMP increased from $464/tonne in 2017 to $545/tonne in 2018, representing a 17.46% increase. ASP in RMB for regular CMP in 2017 and 2018 was RMB3,125 and RMB3,614, respectively, representing a 15.65% increase. The quantity of regular CMP sold decreased by 57,387 tonnes, from 173,399 tonnes in 2017 to 116,012 tonnes in 2018.

ASP for light-weight CMP increased from $463/tonne in 2017 to $531/tonne in 2018, representing a $14.69% increase. ASP in RMB for light-weight CMP in 2017 and 2018 was RMB3,122 and RMB3,523, respectively, representing a 12.84% increase. The quantity of light-weight CMP sold increased by 956 tonnes, from 33,690 tonnes in 2017, to 34,646 tonnes in 2018.

Our production was suspended in the first and third quarter and our production volume was also restricted temporarily by the government due to environmental concerns. The government has been requiring outdated paper facilities to close since 2010 and is expected to continue to force the closure of outdated facilities in the next few years. We estimate that the market demand and ASPs for CMP and other packaging paper will be volatile in the 2019.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the year ended December 31, 2018 and 2017 were 32.54% and 48.01%, respectively, representing a decrease of 15.47%.

Quantities sold for regular CMP that was produced by the PM6 production line from January 2017 to December 2018 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $5,136,892 (5.92% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2018, representing a decrease of $13,550,765, or 72.51%, from $18,687,657 in 2017. We sold 6,191 tonnes of offset printing paper in the year ended December 31, 2018, compared to 26,610 tonnes in 2017, a decrease of 20,419 tonnes, or 76.73%. ASPs for offset printing paper in the year ended December 31, 2017 and 2018 was $702/tonne and $830/tonne, respectively, representing a 18.23% increase.ASP in RMB for offset printing paper for the year ended December 31, 2017 and 2018 was RMB4,735 and RMB5,504, respectively, representing a 16.24% increase. We estimate that the market demand and ASP of offset printing paper will be volatile in 2019.

Tissue Paper Products

We process base tissue paper purchased from a long-term supplier and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018, we completed the construction and installation and test of operation of PM8 and announced the commercial launch of tissue paper production. We expect to commence the full operation of production and sales of tissue paper products in year 2019.

Revenue of Digital Photo Paper

Revenue generated from selling digital photo paper were $13,622 for year 2018. In June 2016, we suspended the production of digital photo paper due to low market demand for our products.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the year ended December 31, 2018 was $80,909,412, a decrease of $16,158,215, or 16.65%, from $97,067,627 for the year ended December 31, 2017. This was mainly a result of the decrease in volume sold, partially offset by increase in cost of recycled paper board and recycled white scrap paper. Cost of sales for CMP was $75,811,876 for the year ended December 31, 2018, as compared to $79,411,534 in 2017. The decrease in the cost of sales of $3,599,659 for CMP was mainly due to the decrease in the quantities of regular CMP sold, partially offset by the increase in cost of recycled paper board and increase in sales volume of light-weighted CMP in the year of 2018. Average cost of sales per tonne for CMP increased by 31.33%, from $383 for the year ended December 31, 2017, to $503 in 2018. The increase was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in 2018 as compared to 2017. Cost of sales for offset printing paper was $5,097,537 for the year ended December 31, 2018, as compared to $15,451,146 in 2017. Average cost of sales per tonne of offset printing paper increased by 41.65%, from $581 in the year ended December 31, 2017, to $823 in 2018. The increase was mainly attributable to higher average unit purchase costs (net of applicable value added tax) of recycled white scrap paper.

Changes in cost of sales and cost per tonne by product for the year ended December 31, 2018 and 2017 are summarized below:

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017		Change in		Change in percentage
	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per Tone
Regular CMP	$58,342,301	$503	$66,763,206	$385	$(8,420,905)	$118	-12.61%	30.65%
Light-Weight CMP	$17,469,575	$504	$12,648,328	$375	$4,821,247	$129	38.12%	34.40%
Total CMP	$75,811,876	$503	$79,411,534	$383	$(3,599,659)	$120	-4.53%	31.33%
Offset Printing Paper	$5,097,537	$823	$15,451,146	$581	$(10,353,609)	$242	-67.01%	41.65%
Tissue Paper Products	$-	$-	$2,204,947	$1,222	(2,204,947)	$(1,222)	-100.00%	-100.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$80,909,412	$ n/a	$97,067,627	$ n/a	$(16,158,215)	$ n/a	-16.65%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper for the year ended December 31, 2018 were RMB 2,079/tonne (approximately $313/tonne) and RMB 3,013/tonne (approximately $454/tonne), respectively, as compared to RMB 1,655/tonne (approximately $245/tonne) and RMB 2,848/tonne (approximately 422/tonne) for the year ended December 31, 2017, respectively. These changes (in US dollars) represent a year-over-year increase of 27.76% for the recycled paper board and a year-over-year increase of 7.58% for the recycled white scrap paper. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from January 2017 to December 2018 are shown below:

Electricity and gas are our two main energy sources. In order to reduce carbon emissions, we had been required to reduce coal consumption by the local government. After replacing all of the coal burning boilers with gas boilers, we stopped using coal in the fourth quarter of 2017, which accounted for approximately 3% of total sales in 2017. Electricity and gas accounted for approximately 6% and 9.5% of total sales in 2018, respectively, compared to 7% and 4% of total sales 2017.The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2018 are summarized as follows:

Gross Profit

Gross profit for December 31, 2018 was $5,820,401 (6.71% of the total revenue), representing a decrease of $14,135,550, or 70.83%, from the gross profit of $19,955,951 (17.05% of the total revenue) for the year ended December 31, 2017. The decrease was mainly due to (i) the decrease in quantities sold and (ii) the increase of material purchase price of CMP and offset printing paper, partially offset by the increase of ASP of these products.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the year ended December 31, 2018 was $5,823,724, a decrease of $14,132,227, or 70.82%, from the gross profit of $19,955,951 for the year ended December 31, 2017. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 10.34 percentage points, from 17.05% for the year ended December 31, 2017, to 6.71% for the year ended December 31, 2018.

Gross profit margin for regular CMP for the year ended December 31, 2018 was 7.68%, or 9.26 percentage points lower, as compared to gross profit margin of 16.94% for the year ended December 31, 2017. Such decrease was primarily due to the increase of material purchase price, partially offset by the increase in ASP of regular CMP.

Gross profit margin for light-weight CMP for the year ended December 31, 2018 was 5.04%, or 13.88 percentage points lower, as compared to gross profit margin of 18.92% for the year ended December 31, 2017.

Gross profit margin for offset printing paper was 0.77% for the year ended December 31, 2018, a decrease of 16.55 percentage points, as compared to 17.32% for the year ended December 31, 2017.

Gross profit margin for tissue paper products was 0% for the year ended December 31, 2018, a decrease of 6.45 percentage points, as compared to 6.45% for the year ended December 31, 2017.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2018 are as follows:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2018 were $13,098,373, an increase of $1,790,978, or 15.84% from $11,307,395 for the year ended December 31, 2017. The increase was mainly due to (i) compensation expenses resulting from the issuance of 534,500 shares of common stock under our compensatory incentive plans in the year ended December 31, 2018, valued at $470,360 and (ii) the depreciation of idle equipment during the suspension of production in the first quarter and third quarter of 2018.

(Loss) Income from Operations

Operating loss for the year ended December 31, 2018 was $11,182,314, a decrease of $15,862,581, or 338.93%, from income from operations of $4,680,267 for the year ended December 31, 2017. The decrease in operating income was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses.

 Other Income and Expenses

Interest expense for the year ended December 31, 2018 decreased by $941,651, from $2,433,770 in the year ended December 31, 2017, to $1,492,119. The Company had short-term and long-term interest-bearing loans and related party loans that aggregated $21,185,452 as of December 31, 2018, as compared to $25,466,009 as of December 31, 2017.

Net (Loss) Income

As a result of the above, net loss was $10,545,684 for the year ended December 31, 2018, representing a decrease of $12,205,472, or 735.36%, from net income of $1,659,788 for year ended December 31, 2017.

 Accounts Receivable

Net accounts receivable increased by $1,032,950, or 56.03%, to $2,876,632 as of December 31, 2018, as compared with $1,843,682 as of December 31, 2017. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 46.37% of total value of inventory as of December 31, 2018) and finished goods. As of December 31, 2018, the recorded value of inventory decreased by 65.50% to $2,923,516 from $8,474,165 as of December 31, 2017. As of December 31, 2018, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $412,317, approximately $5,925,057, or 93.49%, lower than the balance as of December 31, 2017. Due to the volatility of recycled paper board price, we reduced the Company’s inventory of recycled paper board in December 2018.

A summary of changes in major inventory items is as follows:

	December 31,	December 31,	$	%
	2018	2017	Change	Change
Raw Materials
Recycled paper board	$412,317	$6,337,374	-5,925,057	-93.49%
Recycled white scrap paper	611,861	862,734	-250,873	-29.08%
Tissue base paper	24,027	25,236	-1,209	-4.79%
Coal & gas	167,230	71,674	95,556	133.32%
Digital photo base paper and other raw materials	140,268	191,419	-51,151	-26.72%
Total Raw Materials	1,355,703	7,488,437	-6,132,734	-81.90%

Finished Goods	1,567,813	985,728	582,085	59.05%
Totals	$2,923,516	$8,474,165	-5,550,649	-65.50%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $4,271,670 as of December 31, 2018, a decrease of 2,272,672, or 34.73%, from $6,544,342 as of December 31, 2017. Accounts payable was $629,054 and $422,705 as of December 31, 2018 and December 31, 2017, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou were $3,642,616 and $6,121,637 as of December 31, 2018 and December 31, 2017, respectively. We repaid the balance owed on the bank acceptance notes of $6,121,637 in January 2018. In January 2018, Bank of Cangzhou issued bank acceptance notes on our behalf for $3,642,616, which we paid off in January 2019.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had a net working capital deficit of $5,475,395, an increase of $3,704,659, from the net working capital deficit of $1,770,736 at December 31, 2017. Total current assets as of December 31, 2018 amounted to $24,158,872. Substantially all cash and cash equivalents are cash deposits in bank accounts. Restricted cash of $3,642,616 was included in our current assets as of December 31, 2018. Restricted cash is deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from the bank. The acceptance notes was paid off in January 2019.

Current liabilities as of December 31, 2018 totaled $29,634,267, an increase of $7,876,734, from the December 31, 2017 balance of $21,757,533. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. Notes payable was $3,642,616 as of December 31, 2018, representing a decrease of $2,479,021, or 40.50%, from $6,121,637 as of December 31, 2017. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require monthly and quarterly interest payments, with one large balloon payment upon maturity.

In late January, 2018, the Company temporarily suspended its production due to a government-mandated restriction on the natural gas supply. The Company resumed production on March 14, 2018. As a result, the Company incurred a net loss of $4.0 million in the first quarter of 2018. As the production resumed, the net cash generated from operations for the nine months from April 2018 to December 2018 was $14 million (cash-in) as compared to the net cash-out of $4.8 million in the first quarter of 2018. The management expects that there will be sufficient and continuous cash-in from sales in the first half of year 2019 and the working capital condition will be further improved. In the meantime, we also extended our long-term loans which were due in June and November 2018 for additional five years. Our ability to continue as a going concern is dependent upon obtaining the necessary financing or negotiating the terms of the existing short-term and long term liabilities to meet our current and future liquidity needs.

Our loan-to-equity ratio was 12.72% as of December 31, 2018. Our debt-asset ratio (i.e. total liabilities divided by total assets) was 17.99% as of December 31, 2018. The industry average of debt asset ratios in China for 2017 was 55.91%, according to the latest industry report in 2018 provided by China Paper Association at http://www.chinappi.org. As long as we are able to manage our short-term liquidity, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to obtain capital for future growth.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $150,743 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $203,188 and $60,378 which was recorded as part of the current liabilities as of December 31, 2018 and December 31, 2017, respectively.

Capital Expenditure Commitment as of December 31, 2018

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions. Major capital expenditures in year ended December 31, 2018 were primarily financed by cash from operations. As of December 31, 2018, we had approximately $2 million in capital expenditure commitments that were mainly related to improvement of Industrial Buildings. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Capital Expenditures

New Production Lines at the Wei County Industrial Park

In November 2012, we entered into a 15-year land lease with a land investment company in Wei County for the purpose of developing the 49.4 acres of land into the base of our next capacity expansion. In December 2012, we signed a contract with an equipment contractor in Shanghai to build the first of our two tissue paper production lines in Wei County. The two production lines, each having production capacity of 15,000 tonnes/year, will be designated as PM8 and PM9 upon completion. On December 14, 2018, the Company announced the commercial launch of tissue paper production, following the completion of construction and equipment installation, the receipt of proper approvals, including wastewater discharge permit, from local authorities, and the success of trial production of PM8.

We plan to build a second 15,000 tonnes/year tissue paper production line (designated as PM9) at an estimated cost of $7.8 million in the next several months.

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

We acquired the land use rights of the 58,566 square meters at Xushui Mill Annex for approximately $7.7 million in April 2012 and constructed three industrial buildings for the digital photo paper operations, a dormitory for factory workers and offices to hold our consolidated Xushui District operations. We completed the relocation and resumed commercial production of digital photo paper at the new location in August 2015. In June 2016, we suspended the production of digital photo paper due to low market demand for our products.

Cash ,Cash Equivalents and restricted cash

Our cash, cash equivalents and restricted cash as of December 31, 2018 was $12,117,425, an increase of $3,099,998, from $9,017,427 as of December 31, 2017. The increase of cash and cash equivalents for the year ended December 31, 2018 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $9,790,713 for the year ended December 31, 2018. The balance represented a decrease of cash of $8,361,075, or 46.06%, from $18,151,788 provided for the year ended December 31, 2017. Net loss for the year ended December 31, 2018 was $10,545,684, representing a decrease of $12,205,472, or 735.36%, from a net income of $1,659,788 for the year ended December 31, 2017. Changes in various asset and liability account balances throughout the year ended December 31, 2018 also contributed to the net change in cash from operating activities in year ended December 31, 2018. Chief among such changes is the increase of accounts receivable in the amount of $1,183,782 during the year of 2018 and the decrease of notes payable in the amount of $2,261,147. There was also a decrease of $5,322,320 in the ending inventory balance as of December 31, 2018 (an increase to net cash for the year ended December 31, 2018 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $14,290,919. The Company also had a net increase of $5,726,546 in prepayment and other current assets (a decrease to net cash) and a net increase of $7,022,025 in other payables and accrued liabilities and due to related parties (an increase to net cash), as well as a decrease in income tax payable of $291,119 (a decrease to net cash) during the year ended December 31, 2018.

 ii. Net cash used in investing activities

We incurred $2,198,852 in net cash expenditures for investing activities during the year ended December 31, 2018, as compared to $9,321,636 for the year ended December 31, 2017. Expenditures in the year ended December 31, 2018 were for the progress payments for the construction of our first tissue paper production line PM8 and related facilities, including three paper mill workshops and maintenance workshops and four warehouses at the Wei County industrial park in Wei County, Hebei province.

iii. Net cash used in financing activities

Net cash used in financing activities was $3,165,607 for the year ended December 31, 2018, as compared to net cash used in financing activities in the amount of $4,917,037 for the year ended December 31, 2017. The decrease was mainly attributable to the repayment of capital lease obligation in 2017.

Short-term bank loans

		December 31,	December 31,
		2018	2017
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,285,145
ICBC Loan 2	(b)	-	2,907,778
Bank of Cangzhou	(c)	5,099,662	-
ICBC Loan 3	(d)	4,079,730	-
ICBC Loan 4	(e)	2,622,683	-
Total short-term bank loans		$11,802,075	$7,192,923

(a)	On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,285,145 as of December 31, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due and repaid on January 8, 2018.

(b)	On October 18, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,907,778 as of December 31, 2017. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.945% per annum. The loan was due and repaid on October 12, 2018.

(c)	On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was withdrawn on January 4, 2018, with a balance of $5,099,662 as of December 31, 2018. The loan bears a fixed interest rate of 6.09% per annum. The working capital loan is secured by the Company’s land use right and guaranteed by the Company’s CEO and Baoding Shengde with its production equipment as collateral for the benefit of the bank. The loan was due and repaid on January 3, 2019.

(d)	On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,079,730 as of December 31, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 5.4% per annum. The loan was due and repaid on January 28, 2019.

(e)	On November 22, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,622,683 as of December 31, 2018. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.741% per annum. The loan will be due on November 26, 2019.

As of December 31, 2018, there were guaranteed short-term borrowings of $11,802,075 and unsecured bank loans of $nil. As of December 31, 2017, there were guaranteed short-term borrowings of $7,192,923 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2018 and 2017 were approximately 5.66% and 5.27%, respectively.

Long-term loans from credit union

As of December 31, 2018 and 2017, loans payable to Rural Credit Union of Xushui County, amounted to $7,197,808 and $7,560,221, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.72% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of December 31, 2018 and 2017, total outstanding loan balance was $1,253,060 and $1,316,152, respectively, Out of the total outstanding loan balance, current portion amounted were $nil and $1,316,152 as of December 31, 2018 and 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,253,060 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $5,782,640 and $7,963,285 as of December 31, 2018 and 2017, respectively. Interest payment is due quarterly and bears a fixed rate of 0.72% per month. As of December 31, 2018 and 2017, the total outstanding loan balance was $3,642,615 and $3,826,022, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $3,826,022 as of December 31, 2018 and 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,642,615 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of December 31, 2018 and December 31, 2017, the total outstanding loan balance was $2,302,133 and $2,418,047, respectively. Out of the total outstanding loan balance, current portion amounted were $2,302,133 and $1,224,328 as of December 31, 2018 and December 31, 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,193,719 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2018 and 2017 were $1,214,708 and $1,196,814, respectively.

Shareholder Loans

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $373,490 and $392,296 of interest were outstanding and due to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the Company repaid $3,014,863 to Mr. Zhenyong Liu, together with interest of $20,400. As of December 31, 2018 and 2017, the outstanding loan balance was $nil and $3,060,818, respectively and the accrued interest was $43,711 and $45,912, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to approximately $17,484,555 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. As of December 31, 2018 and 2017, the outstanding loan balance were $2,185,569 and $7,652,047, respectively, and the accrued interest was $200,253 and $110,476, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2018 and 2017, total amount of loans due to Mr. Zhenyong Liu were $2,185,569 and $10,712,865, respectively. The interest expense incurred for such related party loans are $277,411 and $451,626 for the years ended December 31, 2018 and 2017, respectively. The accrued interest due to the CEO was approximately $617,454 and $548,684, as of December 31, 2018 and 2017, respectively, which was recorded in other payables and accrued liabilities.

As of December 31, 2018 and 2017, amount due to shareholders are $210,148 and $nil, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2018 and 2017, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2018 and 2017 to translate the Chinese RMB to the U.S. Dollars are 6.8632:1 and 6.5342:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.6338:1, and 6.7423:1 for the years ended December 31, 2018 and 2017, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,516,843 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statement for the fiscal year ended December 31, 2018 and 2017, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
IT Tech Packaging, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IT Tech Packaging, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statement of income and comprehensive income (loss), statement of changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California

March 7, 2019

IT TECH PACKAGING, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
ASSETS

Current Assets
Cash and bank balances	$8,474,809	$2,895,790
Restricted cash	3,642,616	6,121,637
Accounts receivable (net of allowance for doubtful accounts of $58,707 and $37,626 as of December 31, 2018 and December 2017, respectively)	2,876,632	1,843,682
Inventories	2,923,516	8,474,165
Prepayments and other current assets	6,241,299	651,523

Total current assets	24,158,872	19,986,797

Property, plant, and equipment, net	167,829,716	189,388,709
Value-added tax recoverable	2,810,331	3,041,416
Deferred tax asset non-current	8,277,091	6,572,559

Total Assets	$203,076,010	$218,989,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$11,802,075	$7,192,923
Current portion of long-term loans from credit union	2,491,549	6,366,502
Accounts payable	629,054	422,705
Notes payable	3,642,616	6,121,637
Due to related parties	413,336	60,378
Accrued payroll and employee benefits	213,536	231,247
Other payables and accrued liabilities	10,222,796	836,337
Income taxes payable	219,305	525,804

Total current liabilities	29,634,267	21,757,533

Loans from credit union	4,706,259	1,193,719
Loans from a related party	2,185,569	10,712,865

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $34,008,908 and $31,235,520 as of December 31, 2018 and 2017, respectively)	36,526,095	33,664,117

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 20,022,316 and 21,450,316 shares issued and outstanding as of December 31, 2018 and 2017, respectively	22,360	21,450
Additional paid-in capital	51,137,319	50,635,243
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive (loss) income	(3,263,952)	5,468,799
Retained earnings	112,573,614	123,119,298

Total stockholders’ equity	166,549,915	185,325,364

Total Liabilities and Stockholders’ Equity	$203,076,010	$218,989,481

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended
	December 31,
	2018	2017

Revenues	$86,746,758	$117,023,578

Cost of sales	(80,926,357)	(97,067,627)

Gross Profit	5,820,401	19,955,951

Selling, general and administrative expenses	(13,098,373)	(11,307,395)
Loss from disposal of property, plant and equipment	(9,881)	(1,677,262)
Loss on impairment of assets	(3,894,461)	(2,291,027)

(Loss) Income from Operations	(11,182,314)	4,680,267

Other Income (Expense):
Interest income	36,632	34,590
Subsidy income	241,189	41,529
Interest expense	(1,492,119)	(2,433,770)

(Loss) Income before Income Taxes	(12,396,612)	2,322,616

Provision for Income Taxes	1,850,928	(662,828)

Net (Loss) Income	(10,545,684)	1,659,788

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(8,732,751)	10,910,190

Total Comprehensive (Loss) Income	$(19,278,435)	$12,569,978

(Losses) Earnings Per Share:

Basic and Diluted (Losses) Earnings per Share	$(0.49)	$0.08

Outstanding – Basic and Diluted	21,618,305	21,450,316

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total
Balance at January 1, 2017	21,450,316	$21,450	$50,635,243	$6,080,574	$(5,441,391)	$121,459,510	$172,755,386

Foreign currency translation adjustment					10,910,190		10,910,190
Net income for the year of 2017						1,659,788	1,659,788
Balance at December 31, 2017	21,450,316	21,450	50,635,243	6,080,574	5,468,799	123,119,298	185,325,364

Issuance of shares to officer and directors	534,500	535	469,826				470,361
Issuance of shares to Weitian	37,500	375	32,250				32,625
Foreign currency translation adjustment					(8,732,751)		(8,732,751)
Net loss for the year of 2018						(10,545,684)	(10,545,684)
Balance at December 31, 2018	22,022,316	$22,360	$51,137,319	$6,080,574	$(3,263,952)	$112,573,614	$166,549,915

See accompanying notes to consolidated financial statements.

IT TECH PACACKING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net income	$(10,545,684)	$1,659,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,290,919	14,633,780
Loss from disposal and impairment of property, plant and equipment	4,524,581	3,968,289
(Recovery from) Allowance for bad debts	23,676	(45,309)
Share-based compensation expenses	470,361	-
Deferred tax	(2,089,439)	(3,010,577)
Changes in operating assets and liabilities:
Accounts receivable	(1,183,782)	2,265,428
Prepayments and other current assets	(5,726,546)	(79,264)
Inventories	5,322,320	(2,417,942)
Accounts payable	234,448	(166,464)
Advance from customers	-	(29,663)
Notes payable	(2,261,147)	3,707,933
Due to related parties	150,743	-
Accrued payroll and employee benefits	(6,855)	8,111
Other payables and accrued liabilities	6,878,137	(1,503,275)
Income taxes payable	(291,119)	(839,047)
Net Cash Provided by Operating Activities	9,790,613	18,151,788

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(2,198,852)	(9,380,702)
Proceeds from sale of property, plant and equipment	-	59,066

Net Cash Used in Investing Activities	(2,198,852)	(9,321,636)

Cash Flows from Financing Activities:
Proceeds from related party loans	4,522,295	-
Repayments of related party loans	(12,813,169)	-
Proceeds from short term bank loans	12,210,196	12,903,609
Repayment of bank loans	(12,149,899)	(11,153,463)
Proceeds from credit union loans	5,064,970	2,373,077
Payment of capital lease obligation	-	(9,040,260)

Net Cash Used in Financing Activities	(3,165,607)	(4,917,037)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,326,156)	609,348

Net Increase (Decrease) in Cash and Cash Equivalents	3,099,998	4,522,463

Cash, Cash Equivalents and Restricted Cash - Beginning of Year	9,017,427	4,494,964

Cash, Cash Equivalents and Restricted Cash - End of Year	$12,117,425	$9,017,427

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$1,866,093	$1,359,343
Cash paid for income taxes	$515,001	$3,247,406

Cash and bank balances	8,474,809	2,895,790
Restricted cash	3,642,616	6,121,637
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	12,117,425	9,017,427

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To ensure proper compliance of the Company’s control over the ownership and operations of Dongfang Paper with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with Dongfang Paper and Dongfang Paper Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings Inc (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010). Baoding Shengde is mainly engaged in production and distribution of digital photo paper and is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to Dongfang Paper, in exchange for service fees including a fee equivalent to 80% of Dongfang Paper’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to Dongfang Paper Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of Dongfang Paper; (iii) Call Option Agreement, which generally provides, among other things, that Dongfang Paper Equity Owners irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in Dongfang Paper. The exercise price for the options shall be RMB1 which Baoding Shengde should pay to each of Dongfang Paper Equity Owner for all their equity interests in Dongfang Paper; (iv) Share Pledge Agreement, which provides that Dongfang Paper Equity Owners will pledge all of their equity interests in Dongfang Paper to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that Dongfang Paper Equity Owners breach their obligations under the Loan Agreement or Dongfang Paper fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that Dongfang Paper Equity Owners shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of Dongfang Paper or with respect to any equity owner action to be taken in accordance with the laws and Dongfang Paper’s Articles of Association. The terms of the agreement are binding on the parties for as long as Dongfang Paper Equity Owners continue to hold any equity interest in Dongfang Paper. A Dongfang Paper Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled Dongfang Paper since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009, and continues to control Dongfang Paper through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the years ended December 31, 2018 and 2017 was accounted for 99.98% and 100% of the Company’s total revenue, respectively. Dongfang Paper also accounted for 90.60% and 87.96% of the total assets of the Company as of December 31, 2018 and 2017, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, details of the Company’s subsidiaries and variable interest entity are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
	( Unaudited)
ASSETS

Current Assets
Cash and bank balances	$8,328,980	$2,681,942
Restricted cash	3,642,616	6,121,637
Accounts receivable	2,876,632	1,843,682
Inventories	2,906,004	8,431,972
Prepayments and other current assets	6,219,395	646,598

Total current assets	23,973,627	19,725,831

Property, plant, and equipment, net	153,302,061	167,727,768
Deferred tax asset non-current	6,711,412	5,167,288

Total Assets	$183,987,100	$192,620,887

LIABILITIES

Current Liabilities
Short-term bank loans	$11,802,075	$7,192,923
Current portion of long-term loans from credit union	189,416	5,142,175
Accounts payable	629,054	422,705
Notes payable	3,642,616	6,121,637
Due to related parties	203,188	60,378
Accrued payroll and employee benefits	208,660	227,163
Other payables and accrued liabilities	10,222,766	836,309
Income taxes payable	219,305	519,365

Total current liabilities	27,117,080	20,522,655

Loans from credit union	4,706,259	-
Loans from a related party	2,185,569	10,712,865

Total liabilities	$34,008,908	$31,235,520

IT TECH PACKAGING, INC.

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

Liquidity and Going Concern

As of December 31, 2018 the Company had current assets of $24,158,872 and current liabilities of $29,634,267 (including amounts due to related parties of $413,336 and interest payable for related party loans of $617,454), resulting in a working capital deficit of approximately $5,475,395; as of December 31, 2017, the Company had current assets of $19,986,797 and current liabilities of $21,757,533 (including amounts due to related parties of $60,378), resulting in a working capital deficit of approximately $1,770,736. In late January, 2018, the Company temporarily suspended its production due to a government-mandated restriction on the natural gas supply. The Company resumed production on March 14, 2018. As a result, the Company incurred a net loss of $4.0 million in the first quarter of 2018. As the production resumed, the net cash generated from operations for the nine months from April 2018 to December 2018 was $14 million (cash-in) as compared to the net cash-out of $4.8 million in the first quarter of 2018. The management expects that there will be sufficient and continuous cash-in from sales in the first half of year 2019 and the working capital condition will be further improved.

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC Topic 830, Foreign Currency Matters. The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than RMB are converted into RMB at the applicable rates of exchange prevailing the transactions occurred. Transaction gains and losses are recognized in the consolidated statements of income. The functional currency of IT Tech Packaging and Shengde Holdings is United States dollars. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Translation in currencies other than United States dollars are converted into United States dollars at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains or losses are recognized in the consolidated statement of income.

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2018 and 2017 to translate the Chinese RMB to the U.S. Dollars are 6.8632:1, and 6.5342:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.6338:1 and 6.7423:1 for the years ended December 31, 2018 and 2017, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2018 and 2017, and revenues and expenses for the years ended December 31, 2018 and 2017. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2018 and 2017, the balance of allowance for doubtful accounts was $58,707 and $37,626, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
Allowance of doubtful accounts	2018	2017

Opening balance	$37,626	$79,478
Provision (Reversal) for the year	23,676	(45,309)
Exchange difference	(2,595)	3,457

Closing balance	$58,707	$37,626

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. No provision in inventories has been provided for the years ended December 31, 2018 and 2017.

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

IT TECH PACKAGING, INC.

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

For the years ended December 31, 2018 and 2017, IT Tech Packaging made transfers of $nil to this reserve fund. As a result of net loss in fiscal year 2018 and 2017 of Baoding Shengde, no statutory reserves were provided for the year ended December 31, 2018 and 2017. The Company’s variable interest entity Dongfang Paper, the statutory reserve account of which has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) since December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2018 and 2017.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil for the years ended December 31, 2018 and 2017.

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

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $nil of advertising and promotion costs for the years ended December 31, 2018 and 2017.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $30,194 and $31,922 for the years ended December 31, 2018 and 2017, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company received the government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2018 and 2017, the Company received government subsidies of $241,189 and $41,529, which are recognized as subsidy income in the consolidated statements of income in that fiscal year.

IT TECH PACKAGING, INC.

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

Value Added Tax

Both the PRC subsidiary and variable interest entity of the Company are subject to value added tax (“VAT”) imposed by the PRC government on its purchase and sales of goods. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. VAT rate is 16% in general, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT. Debit balance of VAT payable represents a credit against future collection of output VAT instead of a receivable due from government.

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

IT TECH PACKAGING, INC.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2018 and 2017, the carrying value of the Company’s short term financial instruments, such as cash and bank balances, accounts receivable, accounts and notes payable, short-term bank loans and balance due to related parties, approximate at their fair values because of the short maturity of these instruments; while loans from credit union, loans from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash of $3,642,616 as of December 31, 2018 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from these banks (see Note (9)). The restriction has been lifted upon the maturity of the notes payable on January 10, 2019.

Restricted cash of $6,121,637 as of December 31, 2017 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from these banks. The restriction has been lifted upon the maturity of the notes payable on January 5, 2018.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of and December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Raw Materials
Recycled paper board	$412,317	$6,337,374
Recycled white scrap paper	611,861	862,734
Coal & gas	167,230	71,674
Base paper and other raw materials	164,295	216,655
	1,355,703	7,488,437
Finished Goods	1,567,813	985,728
Totals	$2,923,516	$8,474,165

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Prepaid land lease	$437,114	$459,123
Value-added tax recoverable	5,760,280	-
Prepayment for purchase of materials	-	183,649
Others	43,905	8,751
	$6,241,299	$651,523

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Property, plant and equipment

As of December 31, 2018 and 2017, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2018	2017
Property, Plant, and Equipment:
Land use rights	$11,881,571	$12,479,814
Building and improvements	94,127,348	98,866,703
Machinery and equipment	147,383,943	118,670,578
Vehicles	597,484	593,265
Construction in progress	5,005,041	36,077,498
Totals	258,995,387	266,687,858
Less: accumulated depreciation and amortization	(91,165,671)	(77,299,149)
Property, Plant and Equipment, net	$167,829,716	$189,388,709

As of December 31, 2018 and December 31, 2017, land use rights represented two parcel of state-owned lands located in Xushui District of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

Construction in progress as of December 31, 2017 mainly represents payments for the new 15,000 tonnes per year tissue paper manufacturing equipment PM8, the tissue paper workshops and general infrastructure and administrative facilities in the Wei County Industrial Park. In December 2018, the Company announced commercial launch of PM8 and the related cost of construction in progress were capitalized as machinery and equipment costs.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and 2017, certain property, plant and equipment of Dongfang Paper with net values of $5,782,640 and $7,963,285, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $5,990,586 and $6,437,419 as of December 31, 2018 and 2017 were pledged for the bank loan from Bank of Industrial & Commercial Bank of China. In addition, plant and equipment of Baoding Shengde with net values of $12,939,899 and $nil as of December 31, 2018 and 2017, respectively, and another land use right with net value of $4,762,300 and $nil as of December 31, 2018 and 2017 were pledged for the bank loan from Bank of Cangzhou. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $14,290,919 and $14,633,780 for the years ended December 31, 2018 and 2017, respectively. Impairment loss was recorded for certain inactive production line in the amount of $3,894,461 and $2,291,027 for the years ended December 31, 2018 and 2017, respectively.

(7) Loans Payable

Short-term bank loans

		December 31,	December 31,
		2018	2017
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,285,145
ICBC Loan 2	(b)	-	2,907,778
Bank of Cangzhou	(c)	5,099,662	-
ICBC Loan 3	(d)	4,079,730	-
ICBC Loan 4	(e)	2,622,683	-
Total short-term bank loans		$11,802,075	$7,192,923

(a)	On January 10, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,285,145 as of December 31, 2017. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.5675% per annum. The loan was due and repaid on January 8, 2018.

(b)	On October 18, 2017, the Company entered into a working capital loan agreement with the ICBC, with a balance of $- and $2,907,778 as of December 31, 2018 and December 31, 2017. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.945% per annum. The loan was due and repaid on October 12, 2018.

(c)	On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou. The loan was withdrawn on January 4, 2018, with a balance of $5,099,662 as of December 31, 2018. The loan bears a fixed interest rate of 6.09% per annum. The working capital loan is secured by the Company’s land use right and guaranteed by the Company’s CEO and Baoding Shengde with its production equipment as collateral for the benefit of the bank. The loan was due and repaid on January 3, 2019.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)	On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,079,730 as of December 31, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 5.4% per annum. The loan was due and repaid on January 28, 2019.

(e)	On November 22, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,622,683 as of December 31, 2018. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.741% per annum. The loan will be due on November 26, 2019.

As of December 31, 2018, there were guaranteed short-term borrowings of $11,802,075 and unsecured bank loans of $nil. As of December 31, 2017, there were guaranteed short-term borrowings of $7,192,923 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2018 and 2017 were approximately 5.66% and 5.27%, respectively.

Long-term loans from credit union

As of December 31, 2018 and 2017, loans payable to Rural Credit Union of Xushui County, amounted to $7,197,808 and $7,560,221, respectively.

	December 31,	December 31,
	2018	2017
Rural Credit Union of Xushui District Loan 1	$1,253,060	$1,316,152
Rural Credit Union of Xushui District Loan 2	3,642,615	3,826,022
Rural Credit Union of Xushui District Loan 3	2,302,133	2,418,047
Total	7,197,808	7,560,221
Less: Current portion of long-term loans from credit union	(2,491,549)	(6,366,502)
Long-term loans from credit union	$4,706,259	$1,193,719

As of December 31, 2018, the Company’s long-term debt repayments for the next five years were as follows:

Fiscal year	Amount

2019	$2,491,549
2020	131,134
2021	203,986
2022	1,602,751
2023	2,768,388
Total	7,197,808

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of December 31, 2018 and 2017, total outstanding loan balance was $1,253,060 and $1,316,152, respectively, Out of the total outstanding loan balance, current portion amounted were $nil and $1,316,152 as of December 31, 2018 and 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,253,060 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $5,782,640 and $7,963,285 as of December 31, 2018 and 2017, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of December 31, 2018 and 2017, the total outstanding loan balance was $3,642,615 and $3,826,022, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $3,826,022 as of December 31, 2018 and 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,642,615 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of December 31, 2018 and December 31, 2017, the total outstanding loan balance was $2,302,133 and $2,418,047, respectively. Out of the total outstanding loan balance, current portion amounted were $2,302,133 and $1,224,328 as of December 31, 2018 and December 31, 2017, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,193,719 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2018 and 2017 were $1,214,708 and $1,196,814, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Related Party Transactions

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $373,490 and $392,296 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company repaid $3,014,863 to Mr. Zhenyong Liu, together with interest of $20,400. As of December 31, 2018 and 2017, the outstanding loan balance was $nil and $3,060,818, respectively and the accrued interest was $43,711 and $45,912, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,484,555 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. As of December 31, 2018 and 2017, the outstanding loan balance were $2,185,569 and $7,652,047, respectively, and the accrued interest was $200,253 and $110,476, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2018 and 2017, total amount of loans due to Mr. Zhenyong Liu were $2,185,569 and $10,712,865, respectively. The interest expense incurred for such related party loans are $277,411 and $451,626 for the years ended December 31, 2018 and 2017, respectively. The accrued interest owe to the CEO was approximately $617,454 and $548,684, as of December 31, 2018 and 2017, respectively, which was recorded in other payables and accrued liabilities.

As of December 31, 2018 and 2017, amount due to shareholder are $210,148 and $nil, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $150,743 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Notes payable

As of December 31, 2018, the Company had bank acceptance notes of $3,642,616 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $3,642,616 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes were due and paid off in January 2019.

As of December 31, 2017, the Company had bank acceptance notes of $6,121,637 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $6,121,637 in the bank. The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes were due and paid off in January 2018.

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,	December 31,
	2018	2017
Accrued electricity	$186,780	$2,862
Value-added tax payable	520,190	196,395
Accrued interest to a related party	617,454	548,684
Payable for purchase of equipment	8,788,924	49,585
Accrued commission to salesmen	62,247	16,992
Others	47,201	21,819
Totals	$10,222,796	$836,337

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

On September 13, 2018, the compensation committee granted an aggregate of 534,500 shares of common stock at $0.88 per share to fifteen officers, directors and employees of the Company, which were granted under the 2015 Omnibus Equity Incentive Plan. Total fair value of the shares of common stock granted was calculated at $470,360 as of the date of issuance.

Issuance of common stock to Weitian

On October 15, 2018, the Company entered an agreement with Weitian Group LCC(“Weitian”) and agreed as compensation to issue to Weitian in the aggregate of 70,000 shares of common stock for investor relation consulting service rendered from October 15, 2018 to October 15,2019. 37500 shares of common stock were issued to Weitain on November 12, 2018. Total fair value of the shares of common stock granted was calculated at $32,625 at $0.87 per share.

IT TECH PACKAGING, INC.

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

A summary of stock warrant activities is as below:

	December 31, 2018		December 31, 2017
	Number	Weight average exercise price	Number	Weight average exercise price
Outstanding and exercisable at beginning of the year	820,312	$1.71	820,312	$1.71
Issued during the year	-	-	-	-
Exercised during the year	-	-	-	-
Cancelled or expired during the year	-	-	-	-
Outstanding and exercisable at end of the year	820,312	$1.71	820,312	$1.71
Range of exercise price	$ 1.70 to $2.00		$ 1.70 to $2.00

No warrants were issued, exercised, cancelled or expired during the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Earnings Per Share

For the years ended December 31, 2018 and 2017, basic and diluted net income per share are calculated as follows:

	Year Ended December 31,
	2018	2017
Basic (loss) income per share
Net (loss) income for the year - numerator	$(10,545,684)	$1,659,788
Weighted average common stock outstanding - denominator	21,618,305	21,450,316

Net (loss) income per share	$(0.49)	$0.08

Diluted (loss) income per share
Net (loss) income for the year - numerator	$(10,545,684)	$1,659,788
Weighted average common stock outstanding - denominator	21,618,305	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	21,618,305	21,450,316

Diluted (loss) income per share	$(0.49)	$0.08

For the years ended December 31, 2018 and 2017, 820,312 shares related to warrants are excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price for the years ended December 31, 2018 and 2017 were lower than the warrants exercise price.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRC

Dongfang Paper and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended
	December 31,
	2018	2017
Provision for Income Taxes
Current Tax Provision U.S.	$8,189	$6,528
Current Tax Provision PRC	230,322	3,519,311
Deferred Tax Provision PRC	(2,089,439)	(2,863,011)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(1,850,928)	$662,828

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and carried net operating losses of approximately $8,024,104 and $7,119,918 for U.S. income tax purposes as of December 31, 2018 and 2017, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, beginning in 2030. Since management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes, the Company has not recognized deferred tax assets for such net operating losses. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2018	2017
Deferred tax assets
Depreciation and amortization of property, plant and equipment	$7,097,828	$5,123,762
Impairment of property, plant and equipment	546,531	440,080
Miscellaneous	289,799	712,517
Net operating loss carryover of PRC company	342,933	296,200
Net operating loss carryover for U.S. income tax purposes	-	-
Total deferred tax assets	8,277,091	6,572,559
Less: Valuation allowance	-	-
Total deferred tax assets, net	$8,277,091	$6,572,559

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company’s effective tax rate as of:

	Year ended
	December 31,
	2018	2017
PRC Statutory rate	25.0%	25.0%
Effect of the U.S. Transition Tax under the 2017 TCJA	-	8.6
Effect of different tax jurisdiction	-	(0.8)
Effect of expenses not deductible for PRC tax purposes	31.3	(6.2)
(Over) Under-provision in previous year	-	(1.1)
Change in valuation allowance	-	3.0
Other	(38.7)	3.0
Effective income tax rate	17.6%	28.5%

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

During the years ended December 31, 2018 and 2017, the effective income tax rate was estimated by the Company to be 17.6% and 28.5%, respectively.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2018 and 2017, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Stock Incentive Plans

Issuance of common stock pursuant to the 2011 Incentive Stock Plan and 2012 Incentive Stock Plan

On August 28, 2011, the Company’s Annual General Meeting approved the 2011 Incentive Stock Plan ofIT Tech Packaging, Inc. (the “2011 ISP”) as previously adopted by the Board of Directors on July 5, 2011. Under the 2011 ISP, the Company may grant an aggregate of 375,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. No stock or option was issued under the 2011 ISP until January 2, 2012, when the Compensation Committee granted 109,584 shares of restricted common stock to certain officers and directors of the Company when the stock was at $3.45 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $378,065 as of the date of issuance.

On September 10, 2012, the Company’s Annual General Meeting approved the 2012 Incentive Stock Plan of IT Tech Packaging , Inc. (the “2012 ISP”) as previously adopted by the Board of Directors on July 4, 2012. Under the 2012 ISP, the Company may grant an aggregate of 200,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2012 ISP’s administration. On December 31, 2013, the Compensation Committee granted restricted common shares of 297,000, out of which 265,416 shares were granted under the 2011 ISP and 31,584 shares under the 2012 ISP, to certain officers, directors and employees of the Company when the stock was at $2.66 per share, as compensation for their services in the past years. Total fair value of the stock was calculated at $790,020 as of the date of grant.

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

On September 13, 2018, the compensation committee granted an aggregate of 534,500 shares of common stock to fifteen officers, directors and employees of the Company, which were granted under the 2015 Omnibus Equity Incentive Plan. Total fair value of the shares of common stock granted was calculated at $470,360 as of the date of issuance at $0.88 per share.

(16) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,089 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

O November 27, 2012, the company entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $542,675 (RMB 3,600,000). The Company is currently building two new tissue paper production lines and future production facilities in the leased Wei County land.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $150,743 (RMB 1,000,000), for a total term of up to five years.

Future minimum lease payments are as follows:

December 31,	Amount
2019	542,021
2020	542,021
2021	542,021
2022	542,021
2023	542,021
Thereafter	2,194,312
Total operating lease payments	$4,904,417

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital commitment

As of December 31, 2018, the Company has signed several contracts for improvement of Industrial Buildings. Total outstanding commitments under these contracts were $2,300,187 and $11,227,896 as of December 31, 2018 and 2017, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of December 31, 2018 and 2017, the Company guaranteed its long-term loan from financial institutions amounting to $4,516,843 (RMB31,000,000) and $8,159,459 (RMB56,000,000) that matured at various times in 2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

Summarized financial information for the two reportable segments is as follows:

	Year Ended
	December 31, 2018
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$86,733,136	$13,622	$-	$-	$86,746,758
Gross profit	5,823,725	(3,324)	-	-	5,820,401
Depreciation and amortization	13,557,960	732,959	-	-	14,290,919
Loss from impairment and disposal of property, plant and equipment	9,881	3,894,461	-	-	3,904,342
Interest income	36,234	398	-	-	36,632
Interest expense	1,318,252	173,867	-	-	1,492,119
Income tax expense(benefit)	(1,623,468)	(235,649)	8,189	-	(1,850,928)
Net income (loss)	(5,029,497)	(4,612,001)	(904,186)	-	(10,545,684)
Total Assets	183,987,100	19,068,788	20,122	-	203,076,010

	Year Ended
	December 31, 2017
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$117,023,578	$-	$-	$-	$117,023,578
Gross profit	19,955,951	-	-	-	19,955,951
Depreciation and amortization	13,719,661	914,119	-	-	14,633,780
Loss from impairment and disposal of property, plant and equipment	1,896,320	2,071,969	-	-	3,968,289
Interest income	29,565	5,025	-	-	34,590
Interest expense	2,320,147	113,623	-	-	2,433,770
Income tax expense(benefit)	1,544,069	(887,769)	6,528	-	662,828
Net income (loss)	4,746,326	(2,293,731)	(792,807)	-	1,659,788
Total Assets	192,620,887	26,363,435	5,159	-	218,989,481

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Concentration and Major Customers and Suppliers

For the years ended December 31, 2018 and 2017, the Company had no single customer contributed over 10% of total sales.  For the year ended December 31, 2018, the Company had two major suppliers that accounted for 82% and 7% of total purchases by the Company.

For the year ended December 31, 2017, the Company had two major suppliers that accounted for 69% and 8% of its total purchases.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2018 and December 31, 2017. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$72,852) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2018 and 2017, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB80,774,719 (US$11,769,250) as of December 31, 2018.

(20) Risks and Uncertainties

IT Tech Packaging is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) Subsequent Event

None.

(23) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2018 and 2017 is as follows:

	Quarter
2018	First	Second	Third	Fourth
Revenues	$1,888,194	$33,149,190	$26,723,657	$24,985,717
Gross (loss) profit	(695,308)	3,015,422	1,259,343	2,240,944
Loss from operations	(4,519,478)	(11,730)	(1,570,353)	(5,080,753)
Net (loss) income	(4,086,276)	109,994	(1,404,962)	(5,164,440)
Net income per share
Basic	$-0.19	$0.005	$-0.07	$-0.24
Diluted	$-0.19	$0.005	$-0.07	$-0.24

	Quarter
2017	First	Second	Third	Fourth
Revenues	$25,289,659	$22,787,683	$33,507,053	$35,439,183
Gross profit	5,653,920	3,464,666	7,221,288	3,616,077
Income from operations	2,871,578	764,016	2,719,550	(1,674,877)
Net income(loss)	1,707,869	15,917	1,572,335	(1,636,333)
Net income per share:
Basic	$0.08	$0.001	$0.07	$-0.076
Diluted	$0.08	$0.001	$0.07	$-0.076

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Condensed Financial Information of the Parent Company

The condensed financial statements of IT Tech Packaging Inc. (“ITP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $45,589,643 as of December 31, 2018 and 2017, respectively.

The following represents condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS

Current Assets
Cash and cash equivalents	$2,723	$5,158
Prepayments and other current assets	17,400	-

Total current assets	20,123	5,158

Investment in subsidiaries	170,520,446	188,894,696

Total Assets	$170,520,446	$188,899,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Inter-company payable	$3,990,654	$3,567,962
Accrued payroll and employee benefit	-	-
Accrued liabilities	-	-
Income tax payable	-	6,528

Total current liabilities	3,990,654	3,574,490

Total liabilities	$3,990,654	$3,574,490

Total stockholders’ equity	166,529,792	185,325,364

Total Liabilities and Stockholders’ Equity	$170,520,446	$188,899,854

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2018	2017

Revenue	-	-
Selling, general and administrative expenses	$895,995	$402,579
Loss from Operations	(895,995)	(402,579)
Equity in (loss)/earnings of unconsolidated subsidiaries	(9,641,498)	2,068,895
Other Income (Expense)	-	-
(Loss)/Income before Income Taxes	(10,537,493)	1,666,316
Provision for Income Taxes	(8,189)	(6,528)
Net Income	$(10,545,682)	$1,659,788
Other comprehensive income /(loss)	(9,974,338)	10,910,190
Total Comprehensive Income (loss)	$(19,298,598)	$12,569,978

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2018	2017
Net Cash (Used in) Provided by Operating Activities	$(425,127)	$(402,579)

Net Cash Used in Investing Activities	-	-

Net Cash Provided by Financing Activities	422,692	406,280

Net Increase (Decrease) in Cash and Cash Equivalents	(2,435)	3,701

Cash and Cash Equivalents - Beginning of Year	5,158	1,457

Cash and Cash Equivalents - End of Year	$2,723	$5,158

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

None of the reportable events described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K occurred within the Company’s two most recent fiscal years ended December 31, 2018and subsequently up to the date of dismissal.

BDO’s report on the Company’s financial statements for each of the fiscal years ended December 31, 2016 and 2015 contained a modification by BDO raising substantial doubt of the Company’s ability to continue as a going concern. This modification in BDO’s report for each of the fiscal year 2016 and 2015 financial statements was based on the Company’s working capital deficit. BDO’s reports did not contain any other adverse opinion or disclaimer of opinion and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

The Company provided BDO with a copy of the Form 8-K including the disclosure above before its filing with the SEC, providing BDO with the opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification of the Company’s expression of its views, or the respect in which BDO does not agree with the statements contained herein. A letter from BDO dated March 28, 2018 was attached such Form 8-K filed with the SEC on March 29, 2018.

On March 26, 2018, we engaged WWC, P.C. Certified Accountants (“WWC”) to serve as our principal independent accountant, effective immediately.The decision to engage WWC as the Company’s principal independent accountant was approved by the Audit Committee of the Company on March 23, 2018.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Jing Hao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company’s internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2018.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	55	Chief Executive Officer and Chairman of the Board
Jing Hao	35	Chief Financial Officer
Dahong Zhou	39	Secretary
Marco Ku Hon Wai	44	Director
Wenbing Christopher Wang	47	Director
Fuzeng Liu	69	Director
Lusha Niu	39	Director

We have two classes of directors with each class elected in a different calendar year from the calendar year in which the other class of directors are elected. All directors are elected for a two-year term. The directors initially elected in Class I, Marco Ku Hon Wai and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2019 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The directors initially elected in Class II, Zhenyong Liu, Fuzeng Liu and Lusha Niu will serve until the annual meeting of stockholders in 2020 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Zhenyong Liu. Mr. Zhenyong Liu became a member of the Board of Directors, and was appointed as Chairman of the Board of Directors on November 30, 2007. Mr. Liu has also served as the Company’s Chief Executive Officer since November 16, 2007, and serves as Chairman of Hebei Baoding Dongfang Paper Milling Company Limited (Dongfang Paper), a position he has held since 1996. From 1990 to 1996, he served as Plant Director of Xinxin Paper Milling Factory in Xushui District. Mr. Liu served as General Manager of the East Central Household Appliance Purchases and Supply Station from 1980 to 1989.

Jing Hao. Ms. Jing Hao was appointed as our Chief Financial Officer on November 3, 2014. Ms. Hao previously served as the Company’s Chief Financial Officer between November 2007 and April 2009. In addition, Ms. Hao has served as Chief Financial Officer of Hebei Baoding Dongfang Paper Milling Company Limited (Dongfang Paper) since 2006. Prior to that, she was Manager of Finance for Dongfang Paper from 2005 to 2006.

Dahong Zhou. Ms. Dahong Zhou was appointed as our Secretary on November 16, 2007. Ms. Zhou also serves as Executive Manager of Hebei Baoding Dongfang Paper Milling Company Limited (Dongfang Paper), a position she has held since 2006.

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

Fuzeng Liu. Mr. Fuzeng Liu has been a member of the Board of Directors since November 30, 2007.  Mr. Liu has also served as Vice President of Dongfang Paper since 2002.  Previously, he served as Deputy Secretary of the Traffic Bureau of Xushui District from 1992 to 2002 and as Party Secretary of Dayin Town,Xushui District from 1988 to 1992.Mr. Liu also served as Head of the Cuizhuang Town, Xushui District from 1984 to 1988.  From 1977 to 1984, Mr. Liu worked at the committee office of Xushui District.

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

The Board of Directors believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board of Directors. When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills.  Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.  Some of our directors have served in our operating entity, Dongfang Paper, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

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

Our Audit Committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our Board of Directors has determined that both Mr. Marco Ku Hon Wai and Mr. Wenbing Christopher Wang qualify as audit committee financial experts and have the accounting or financial management expertise as required under NYSE Rule 303A.07(a). Our Board of Directors has also adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis.  A copy of the audit committee’s current charter is available at the our corporate website at http://www.itpackaging.cn/uploadfile/txyxfh/file/20181029/6367640912345722139375725.pdf

The Compensation Committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally.  If so authorized by the Board of Directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt.  The Compensation Committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers.   A copy of the compensation committee’s current charter is available at our corporate website at http://www.itpackaging.cn/uploadfile/txyxfh/file/20181029/6367640912355880048874958.pdf

The Nominating Committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers.  The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally.  A copy of the nominating committee’s current charter is available at our corporate website at http://www.itpackaging.cn/uploadfile/txyxfh/file/20181029/6367640912356661968874958.pdf

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available at our corporate website at http://www.itpackaging.cn/uploadfile/txyxfh/file/20181029/6367640912363688526617528.pdf

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2018:

Board of Directors	11
Audit Committee	5
Compensation Committee	1
Nominating Committee	1

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2018, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation

The following compensation table summarizes the cash and non-cash compensation earned during the years ended December 31, 2018 and 2017 by each person who served as principal executive officer, principal financial officer, and secretary during 2018.

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards(1)	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu,	2018	$36,178		$88,000			$124,178
Chairman, CEO	2017	$36,684	-	$-	-	-	$36,684

Jing Hao	2018	$36,178		$8,800			$44,978
CFO	2017	$36,684	-	$-	-	-	$36,684

Dahong Zhou,	2018	$4,379		$			$4,379
Secretary	2017	$4,446	-	$-	-	-	$4,446

(1)	The value of the Stock Award is determined by multiplying the number of restricted shares issued by the quoted closing price of the Company’s common stock on the date of the award, which was $0.88 as of September 13, 2018.

Employment Agreements

Mr. Zhenyong Liu receives a monthly salary of RMB 20,000 (approximately $3,015). On January 11, 2012, the Company awarded Mr. Zhenyong Liu 44,326 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $3.45 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Zhenyong Liu 8,000 shares of restricted common stock under the 2011 ISP and 2012 ISP, with a value of $2.66 per share, based on the closing price on the date of the stock issuance. On September 13, 2018, the Company issued 100,000 shares of common stock to Mr. Zhenyong Liu under the 2015 Omnibus Equity Incentive Plan with a value of $0.88 per share as of the date of issuance.

Ms. Hao began receiving a monthly salary of RMB 20,000 (approximately $3,015) in January 2015. On September 13, 2018, the company issued 10,000 shares of common stock to Ms. Jing Hao under the 2015 Omnibus Equity Incentive Plan with a value of $0.88 per share as of the date of issuance.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2018 and December 31, 2017:

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Fuzeng Liu	2018	$7,844	-	$-	-	-	$7,844
Director	2017	$7,964	-	$-	-	-	$7,964

Marco Ku Hon Wai	2018	$20,000	-	$-	-	-	$20,000
Director	2017	$20,000	-	$-	-	-	$20,000

Wenbing Christopher Wang	2018	$20,000	-	$-	-	-	$20,000
Director	2017	$20,000	-	$-	-	-	$20,000

Lusha Niu	2018	$7,537	-	-	-	-	$7,537
Director	2017	$7,652	-	-	-	-	$7,652

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

Other than the appointments described above, there are no understandings or arrangements between Mr. Ku, Mr. Wang, or Ms. Niu and any other person pursuant to which Mr. Ku, Mr. Wang, or Ms. Niu was appointed as a director. Mr. Ku, Mr. Wang, and Ms. Niu do not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2018 or options outstanding as of December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of December 31, 2018.

Amount and Nature of Beneficial Ownership

	Amount and
	Nature of	Percentage of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock

Zhenyong Liu CEO and Director	5,489,167	24.93%

Jing Hao CFO	14,000	*

Dahong Zhou Secretary	4,000	*

Marco Ku Hon Wai Director	7,500	*

Fuzeng Liu Director	5,000	*

Wenbing Christopher Wang Director	29,820	*

Lusha Niu Director	0	*

All Directors and Executive Officers as a Group (7 persons)	5,549,487	25.20%

* Less than 1% of the Company’s issued and outstanding common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $373,490 and $392,296 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company repaid $3,014,863 to Mr. Zhenyong Liu, together with interest of $20,400. As of December 31, 2018 and 2017, the outstanding loan balance was $nil and $3,060,818, respectively and the accrued interest was $43,711 and $45,912, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,484,555 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. As of December 31, 2018 and 2017, the outstanding loan balance were $2,185,569 and $7,652,047, respectively, and the accrued interest was $200,253 and $110,476, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2018 and 2017, total amount of loans due to Mr. Zhenyong Liu were $2,185,569 and $10,712,865, respectively. The interest expense incurred for such related party loans are $277,411 and $451,626 for the years ended December 31, 2018 and 2017, respectively. The accrued interest owe to the CEO was approximately $617,454 and $548,684, as of December 31, 2018 and 2017, respectively, which was recorded in other payables and accrued liabilities.

During the years ended December 31, 2018 and 2017, the Company borrowed $210,418 and $nil respectively, from shareholders to pay for various expenses incurred in the United States. The amount is due on demand with no interest.

Sale of Headquarters Real Properties to a Related Party

As discussed under the “Liquidity and Capital Resources - Relocation of Facilities and Sale of Headquarters Compound Real Properties,” on August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the LUR, the Industrial Buildings, and the Dormitories to Hebei Fangsheng, a real estate development company owned by Mr. Zhenyong Liu, our Chairman and Chief Executive Officer and his family, for cash of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In November 2012, Hebei Fangsheng provided the Company with a payment of approximately $1,075,606 earnest money deposit payment in connection with the sale, which would be refunded to Hebei Fangsheng in the event that the parties fail to reach an agreement on the terms of the Potential Sale. The Company recorded the receipt of the earnest money deposit as a security deposit as of December 31, 2012 accordingly. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $150,743. As of December 31, 2018, the Company accrued rent due to Hebei Fangsheng in the amount of $60,378.

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

As of December 31, 2014, the sale of the LUR, Industrial Buildings, and Dormitories was completed. Net proceeds from the sale of $8.26 million are used to fund our tissue paper production line construction.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

 We incurred approximately $171,600 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit and reviews of the Company’s financial statements for 2018.

 We incurred approximately $150,000 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit and reviews of the Company’s financial statements for 2017.

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

Audit-Related Fees

IT Tech Packaging did not incur any audit-related fees to WWC in 2018.

IT Tech Packaging did not incur any audit-related fees to BDO in 2017.

Tax Fees

IT Tech Packaging did not incur any tax fees to WWC in 2018.

IT Tech Packaging did not incur any tax fees to BDO in 2017.

All Other Fees

IT Tech Packaging did not incur any fees from its registered independent public accounting firm for services rendered to IT Tech Packaging, other than the services covered in “Audit Fees” and “Audit-Related Fees” for the fiscal years ended December 31, 2018 and 2017.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2018 and 2017, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007.
3.1	Articles of Incorporation, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007
3.3	Bylaws, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006
4.1	Specimen of Common Stock certificate, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006
4.2	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui District Dayin Township Wuji Village Committee and Party Branch, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010
10.2	Land Use Rights Certificate, dated March 10, 2003, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010
10.3	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Dongfang Paper and Baoding Shengde, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.4	Proxy Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.5	Loan Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.6	Call Option Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.7	Share Pledge Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.8	Call Option Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010
10.9	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010
10.10	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”), incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.11	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”)., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.12	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.13	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.14	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.15	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and HebeiShuangxing Paper Co., Ltd., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009

Exhibit No.	Description of Exhibit

10.16	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between IT Tech Packaging, Inc. and Roth Capital Partners, LLC, incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010
10.17	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Dongfang Paper Milling Company Limited for the purchase of a series of paper machineries and equipment, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010
10.18	Letter from Mr. Zhenyong Liu regarding postponement of interest payments by IT Tech Packaging, Inc., incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 25, 2014.
10.19	Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Shanghai Pudong Development Bank Inc., Baoding Branch, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 25, 2014.
10.20	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Rural Credit Union of Xushui District, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.
10.21	Engagement Letter, dated as of June 3, 2014, between the Company and H.C. Wainwright & Co., LLC and amendments dated as of July 1, 2014, August 19, 2014 and August 25, 2014, incorporated by reference to exhibits 1.1, 1.2, 1.3 and 1.4 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.22	Securities Purchase Agreement, dated August 25, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.23	Appointment Letter dated November 3, 2014, by and between IT Tech Packaging, Inc. and Marco Ku Hon Wai, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 6, 2014.
10.24	Loan Agreement dated December 2, 2014, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.
10.25	Loan Agreement dated March 1, 2015, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 25, 2015.
10.26	Agreement dated July 1, 2015, among China Orient, Hebei Baoding Dongfang Paper Milling Company Limited, Baoding Shengde Paper Co., Ltd., Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2015
14.1	Code of Ethics and Business Conduct, incorporated by reference to the Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on March 18, 2013
21.1	Lists of Subsidiaries, incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011
23.1*	Consent of WWC, P.C. Certified Accountants.
31.1*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Filed herewith.

 Item 16 Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 7, 2019

IT TECH PACKAGING, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	March 7, 2019
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	March 7, 2019
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	March 7, 2019
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	March 7, 2019
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	March 7, 2019
Wenbing Christopher Wang

/s/ Lusha Niu	Director	March 7, 2019
Lusha Niu