Form 10-Q
period 2019-03-31
IT TECH PACKAGING, INC.
filed 2019-05-09
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of May 09, 2019, there were 22,022,316 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS

Current Assets
Cash and bank balances	$2,625,059	$8,474,809
Restricted cash	-	3,642,616
Accounts receivable (net of allowance for doubtful accounts of $49,173 and $58,707 as of March 31, 2019 and December 2018, respectively)	2,409,458	2,876,632
Inventories	4,156,848	2,923,516
Prepayments and other current assets	6,213,819	6,241,299

Total current assets	15,405,184	24,158,872

Property, plant, and equipment, net	167,245,378	167,829,716
Value-added tax recoverable	2,824,809	2,810,331
Deferred tax asset non-current	9,081,933	8,277,091

Total Assets	$194,557,304	$203,076,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$6,683,003	$11,802,075
Current portion of long-term loans from credit union	2,539,541	2,491,549
Accounts payable	1,647,286	629,054
Notes payable	0	3,642,616
Due to related parties	513,423	413,336
Accrued payroll and employee benefits	305,148	213,536
Other payables and accrued liabilities	8,723,322	10,222,796
Income taxes payable	-	219,305

Total current liabilities	20,411,723	29,634,267

Loans from credit union	4,796,911	4,706,259
Loans from a related party	2,227,668	2,185,569

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $24,815,967 and $34,008,908 as of March 31, 2019 and December 31, 2018, respectively)	27,436,302	36,526,095

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 22,022,316 and 21,450,316 shares issued and outstanding as of March 31, 2019 and December 31,2018, respectively	22,360	22,360
Additional paid-in capital	51,137,319	51,137,319
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income (loss)	29,728	(3,263,952)
Retained earnings	109,851,021	112,573,614

Total stockholders’ equity	167,121,002	166,549,915

Total Liabilities and Stockholders’ Equity	$194,557,304	$203,076,010

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenues	$17,450,292	$1,888,194

Cost of sales	(17,642,758)	(2,583,502)

Gross Loss	(192,466)	(695,308)

Selling, general and administrative expenses	(2,981,473)	(3,813,794)
Loss from disposal of property, plant and equipment	-	(10,376)

Loss from Operations	(3,173,939)	(4,519,478)

Other Income (Expense):
Interest income	58,818	44,763
Subsidy income	-	253,281
Interest expense	(255,269)	(403,811)

Loss before Income Taxes	(3,370,390)	(4,625,245)

Provision for Income Taxes	647,795	538,969

Net Loss	(2,722,595)	(4,086,276)

Other Comprehensive Income
Foreign currency translation adjustment	3,293,680	7,375,558

Total Comprehensive Income	$571,085	$3,289,282

Losses Per Share:

Basic and Diluted Losses per Share	$(0.12)	$(0.19)

Outstanding – Basic and Diluted	22,022,316	21,450,316

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities:
Net income	$(2,722,595)	$(4,086,276)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,930,060	3,730,585
Loss from disposal and impairment of property, plant and equipment	-	10,376
Allowance for bad debts	(10,704)	(22,297)
Share-based compensation expenses	-	-
Deferred tax	(647,795)	(538,969)
Changes in operating assets and liabilities:
Accounts receivable	535,220	1,114,843
Prepayments and other current assets	187,711	(2,535,170)
Inventories	(1,181,371)	(202,692)
Accounts payable	1,009,834	(129,770)
Advance from customers	-	-
Notes payable	(3,726,504)	(2,374,507)
Due to related parties	37,265	39,575
Accrued payroll and employee benefits	87,823	66,867
Other payables and accrued liabilities	(326,741)	69,841
Income taxes payable	(224,355)	-
Net Cash Used in Operating Activities	(3,052,152)	(4,857,594)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,415,761)	(707,162)
Net Cash Used in Investing Activities	(1,415,761)	(707,162)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	4,749,015
Repayments of related party loans	-	(9,498,029)
Proceeds from short term bank loans	4,024,625	9,972,931
Repayment of bank loans	(9,390,791)	(4,432,414)
Net Cash (Used in) Provided by Financing Activities	(5,366,166)	791,503

Effect of Exchange Rate Changes on Cash and Cash Equivalents	341,713	471,899

Net Decrease in Cash and Cash Equivalents	(9,492,366)	(4,301,354)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	12,117,425	9,017,427

Cash, Cash Equivalents and Restricted Cash - End of Period	$2,625,059	$4,716,073

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$230,953	$787,353
Cash paid for income taxes	$224,355	$-

Cash and bank balances	2,625,059	740,309
Restricted cash	-	3,975,764
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	2,625,059	4,716,073

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the three months ended March 31, 2019 and 2018 was accounted for 100%, of the Company’s total revenue. Dongfang Paper also accounted for 90.25% and 90.6% of the total assets of the Company as of March 31, 2019 and December 31, 2018, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2019 and December 31, 2018, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
ASSETS

Current Assets
Cash and bank balances	$2,524,546	$8,328,980
Restricted cash	-	3,642,616
Accounts receivable	2,409,458	2,876,632
Inventories	4,138,999	2,906,004
Prepayments and other current assets	6,193,652	6,219,395

Total current assets	15,266,655	23,973,627

Property, plant, and equipment, net	152,851,255	153,302,061
Deferred tax asset non-current	7,460,699	6,711,412

Total Assets	$175,578,609	$183,987,100

LIABILITIES

Current Liabilities
Short-term bank loans	$6,683,003	$11,802,075
Current portion of long-term loans from credit union	193,065	189,416
Accounts payable	1,647,286	629,054
Notes payable	-	3,642,616
Due to related parties	244,230	203,188
Accrued payroll and employee benefits	300,510	208,660
Other payables and accrued liabilities	8,723,294	10,222,766
Income taxes payable	-	219,305

Total current liabilities	17,791,388	27,117,080

Loans from credit union	4,796,911	4,706,259
Loans from a related party	2,227,668	2,185,569

Total liabilities	$24,815,967	$34,008,908

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 of the Company, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “the Company”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of March 31, 2019 and December 31, 2018, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

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

Liquidity and Going Concern

As of March 31, 2019 the Company had current assets of $15,405,184 and current liabilities of $20,411,723 (including amounts due to related parties of $513,423 and interest payable for related party loans of $653,574), resulting in a working capital deficit of approximately $5,006,539; as of December 31, 2018, the Company had current assets of $24,158,872 and current liabilities of $29,634,267 (including amounts due to related parties of $1,030,790), resulting in a working capital deficit of approximately $5,475,395. In December 2018, the Company announced commercial launch of the new 25,000 tonnes per year tissue paper manufacturing equipment PM8. Following the successful trial production, 1603 tons of tissue paper products were produced and sold in the first quarter of 2019. With the new capacity and increasing sales of paper products, the management expects that, there will be sufficient and continuous cash generated from operations and the working capital condition will be substantially improved.

(3) Restricted Cash

Restricted cash was nil as of March 31, 2019. Restricted cash of $3,642,616 as of December 31, 2018 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from these banks (see Note (9)). The restriction has been lifted upon the maturity of the notes payable on January 10, 2019.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Raw Materials
Recycled paper board	$1,423,675	$412,317
Recycled white scrap paper	623,646	611,861
Coal & gas	170,801	167,230
Base paper and other raw materials	363,193	164,295
	2,581,315	1,355,703

Semi-finished Goods	185,498	-
Finished Goods	1,390,035	1,567,813
Totals	$4,156,848	$2,923,516

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Prepaid land lease	$307,418	$437,114
Value-added tax recoverable	5,871,234	5,760,280
Others	35,167	43,905
	$6,213,819	$6,241,299

(6) Property, plant and equipment, net

As of March 31, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2019	2018
Property, Plant, and Equipment:
Land use rights	$12,110,433	$11,881,571
Building and improvements	95,940,419	94,127,348
Machinery and equipment	162,789,664	159,651,736
Vehicles	608,993	597,484
Construction in progress	5,137,243	5,005,041
Totals	276,586,752	271,263,180
Less: accumulated depreciation and amortization	(109,341,374)	(103,433,464)
Property, Plant and Equipment, net	$167,245,378	$167,829,716

As of March 31, 2019 and December 31, 2018, land use rights represented two parcel of state-owned lands located in Xushui District of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for improvement of the office building and essentially all industrial-use buildings in the Headquarters Compound(the “Industrial Buildings”).

As of March 31, 2019 and December 31, 2018, certain property, plant and equipment of Dongfang Paper with net values of $5,439,796 and $5,782,640, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $6,070,749 and $5,990,586 as of March 31, 2019 and December 31, 2018 were pledged for the bank loan from Bank of Industrial & Commercial Bank of China. Plant and equipment of Baoding Shengde with net values of $12,939,899 as of December 31, 2018, and another land use right with net value of $4,762,300 as of December 31, 2018 were pledged for the bank loan from Bank of Cangzhou. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,930,060 and $3,730,585 for the three months ended March 31, 2019 and 2018, respectively.

(7) Loans Payable

Short-term bank loans

		March 31,	December 31,
		2019	2018
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,079,730
Bank of Cangzhou	(b)	-	5,099,662
ICBC Loan 2	(c)	2,673,201	2,622,683
ICBC Loan 3	(d)	4,009,802	-
Total short-term bank loans		$6,683,003	$11,802,075

(a)

On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,079,730 as of December 31, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 5.4% per annum. The loan was due and repaid on January 28, 2019.

(b)

On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou, with a balance of $5,099,662 as of December 31, 2018. The loan bore a fixed interest rate of 6.09% per annum. The working capital loan was secured by the Company’s land use right and guaranteed by the Company’s CEO and Baoding Shengde with its production equipment as collateral for the benefit of the bank. The loan was due and repaid on January 3, 2019.

(c)	On November 22, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,673,201 and $2,622,683 as of March 31, 2019 and December 31, 2018, repectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.741% per annum. The loan will be due on November 26, 2019.

(d)	On January 28, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,009,802 as of March 31, 2019. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will due and repaid on January 30, 2020.

As of March 31, 2019, there were guaranteed short-term borrowings of $6,683,003 and unsecured bank loans of $nil. As of December 31, 2018, there were guaranteed short-term borrowings of $11,802,075 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2019 and 2018 were approximately 4.76% and 5.57%, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans from credit union

As of March 31, 2019 and December 31, 2018, loans payable to Rural Credit Union of Xushui District, amounted to $7,336,452 and $7,197,808, respectively.

	March 31,	December 31,
	2019	2018
Rural Credit Union of Xushui District Loan 1	$1,277,196	$1,253,060
Rural Credit Union of Xushui District Loan 2	3,712,779	3,642,615
Rural Credit Union of Xushui District Loan 3	2,346,477	2,302,133
Total	7,336,452	7,197,808
Less: Current portion of long-term loans from credit union	(2,539,541)	(2,491,549)
Long-term loans from credit union	$4,796,911	$4,706,259

As of March 31, 2019, the Company’s long-term debt repayments for the next five years were as follows:

Amount
Fiscal year
Remainder of 2019	$2,539,541
2020	133,660
2021	207,916
2022	1,633,623
2023	2,821,712
Total	7,336,452

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of March 31, 2019 and December 31, 2018, total outstanding loan balance was $1,277,196 and $1,253,060, respectively, Out of the total outstanding loan balance, current portion amounted were $89,107 and $87,423 as of March 31, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,188,089 and $1,165,637 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $5,439,796 and $5,782,640 as of March 31, 2019 and December 31, 2018, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of March 31, 2019 and December 31, 2018, the total outstanding loan balance was $3,712,779 and $3,642,615, respectively. Out of the total outstanding loan balance, current portion amounted were $103,958 and $101,993 as of March 31, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,608,822 and $3,540,622 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of March 31, 2019 and December 31, 2018, the total outstanding loan balance was $2,346,476 and $2,302,133, respectively, which are presented as current liabilities in the consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2019 and 2018 were $230,953 and $291,339, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $380,685 and $373,490 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,910,671 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2019 and December 31, 2018, approximately $44,553 and $43,711 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,821,341 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. As of March 31, 2019 and December 31, 2018, the outstanding loan balance were $2,227,668 and $2,185,569, respectively, and the accrued interest was $228,336 and $200,253, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2019 and December 31, 2018, total amount of loans due to Mr. Zhenyong Liu were $2,227,668 and $2,185,569, respectively. The interest expense incurred for such related party loans are $24,316 and $112,472 for the three months ended March 31, 2019 and 2018, respectively. The accrued interest owe to the CEO was approximately $653,574 and $617,454, as of March 31, 2019 and December 31, 2018, respectively, which was recorded in other payables and accrued liabilities.

As of March 31, 2019 and December 31, 2018, amount due to shareholder are $269,193 and $210,148, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $149,060 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Notes payable

Notes payable was nil as of March 31, 2019. As of December 31, 2018, the Company had bank acceptance notes of $3,642,616 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $3,642,616 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes were due and paid off in January 2019.

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Accrued electricity	$198,734	$186,780
Value-added tax payable	191,076	520,190
Accrued interest to a related party	653,574	617,454
Payable for purchase of equipment	7,646,197	8,788,924
Accrued commission to salesmen	12,781	62,247
Others	20,960	47,201
Totals	$8,723,322	$10,222,796

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

Three Months Ended March 31, 2019
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No warrants were issued, exercised, cancelled or expired during the three months ended March 31, 2019. As of March 31, 2019, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the three months ended March 31, 2018. As of December 31, 2018, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

(13) Earnings Per Share

For the three months ended March 31, 2019 and 2018, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31,
	2019	2018
Basic loss per share
Net loss for the period - numerator	$(2,722,595)	$(4,086,276)
Weighted average common stock outstanding - denominator	22,022,316	21,450,316

Net loss per share	$(0.12)	$(0.19)

Diluted income per share
Net income for the period - numerator	$(2,722,595)	$(4,086,276)
Weighted average common stock outstanding - denominator	22,022,316	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	22,022,316	21,450,316

Diluted loss per share	$(0.12)	$(0.19)

For the three months ended March 31, 2019 and 2018, 820,312 warrants shares were excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price was lower than the warrants exercise price. For the three months ended March 31, 2019, there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
Provision for Income Taxes
Current Tax Provision PRC	$-	$-
Deferred Tax Provision PRC	(647,795)	(538,969)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(647,795)	$(538,969)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred aggregate net operating losses of approximately $nil and $6,710,939 for U.S. income tax purposes for the years ended December 31, 2018 and 2016, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of December 31, 2016, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of December 31, 2016, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	March 31, 2019	December 31, 2018
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$7,683,378	$7,097,828
Impairment of property, plant and equipment	552,946	546,531
Miscellaneous	367,819	289,799
Net operating loss carryover of PRC company	477,790	342,933
Total deferred tax assets	9,081,933	8,277,091
Less: Valuation allowance	-	-
Total deferred tax assets, net	$9,081,933	$8,277,091

The following table reconciles the statutory rates to the Company’s effective tax rate for:

	Three Months Ended March 31,
	2019	2018
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	-	-
Effect of reconciling items in the PRC for tax purposes	2.2	(13.3)
Change in valuation allowance	(28.0)	-
Effective income tax rate	19.2%	11.7%

During the three months ended March 31, 2019 and 2018, the effective income tax rate was estimated by the Company to be 19.2% and 11.7%, respectively.

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

(16) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,887 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, the company entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $536,617 (RMB 3,600,000).

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $149,060 (RMB 1,000,000), for a total term of up to five years.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

March 31,	Amount
2020	552,462
2021	552,462
2022	552,462
2023	552,462
2024	552,462
Thereafter	1,786,589
Total operating lease payments	$4,548,897

Capital commitment

As of March 31, 2019, the Company has signed several contracts for improvement of Industrial Buildings. Total outstanding commitments under these contracts were $2,378,958 and $2,300,187 as of March 31, 2019 and December 31, 2018, respectively. The Company expected to pay off all the balances within 1 year.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of March 31, 2019 and December 31, 2018, the Company guaranteed its long-term loan from financial institutions amounting to $4,603,846 (RMB31,000,000) that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2019
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$17,450,292	$-	$-	$-	$17,450,292
Gross profit	(192,466)	-	-	-	(192,466)
Depreciation and amortization	3,930,054	6	-	-	3,930,060
Interest income	58,727	91	-	-	58,818
Interest expense	212,876	42,393	-	-	255,269
Income tax expense(benefit)	(622,304)	(25,491)	-	-	(647,795)
Net income (loss)	(2,440,828)	(38,807)	(242,960)	-	(2,722,595)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	March 31, 2018
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$1,888,194	$-	$-	$-	$1,888,194
Gross profit	(695,308)	-	-	-	(695,308)
Depreciation and amortization	3,538,159	192,426	-	-	3,730,585
Loss from disposal of property, plant and equipment	10,376	-	-	-	10,376
Interest income	44,615	148	-	-	44,763
Interest expense	358,790	45,021	-	-	403,811
Income tax expense(benefit)	(472,636)	(66,333)	-	-	(538,969)
Net income (loss)	(3,550,390)	(198,724)	(337,162)	-	(4,086,276)

	As of March 31, 2019
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$175,578,609	18,950,298	28,397	-	194,557,304

	As of December 31, 2018
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$183,987,100	19,068,788	20,122	-	203,076,010

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2019, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2018, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2019, the Company had three major suppliers accounted for 80%, 9% and 4% of total purchases. For the three months ended March 31, 2018, the Company had three major suppliers accounted for 41%, 20% and 10% of total purchases.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of March 31, 2019 and December 31, 2018. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$74,256) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2019 and December 31, 2018, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB16,224,788 (US$ 2,409,562) as of March 31, 2019.

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

(22) Subsequent Event

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2019 and 2018 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue for the three months ended March 31, 2019 was $17,450,292, an increase of $15,562,098, or 824.18%, from $1,888,194 for the same period in the previous year. This was mainly due to the increase in sales volume of CMP and tissue paper products, partially offset by the decrease in average selling price (ASP) of CMP.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended March 31, 2019 was $17,450,292, an increase of $15,562,098, or 824.18%, from $1,888,194 for the first quarter of 2018. Total offset printing paper, CMP and tissue paper products sold during the three months ended March 31, 2019 amounted to 35,321 tonnes, an increase of 32,019 tonnes, or 969.69%, compared to 3,302 tonnes sold in the comparable period in the previous year. The increase was mainly due to the production suspension that took place from late January 2018 to March 13, 2018 due to a government-mandated restriction on the natural gas supply, and the launch of our PM8 production line in December 2018 for production and sales of tissue paper products. The changes in revenue dollar amount and in quantity sold for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2019		March 31, 2018		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	26,293	$12,224,879	1,672	$907,719	24,621	$11,317,160	1472.55%	1246.77%
Light-Weight CMP	7,425	$3,365,132	1,251	$651,847	6,174	$2,713,285	493.53%	416.25%
Total CMP	33,718	$15,590,011	2,923	$1,559,566	30,795	$14,030,445	1053.54%	899.64%
Offset Printing Paper	-	$-	379	$328,628	(379)	$(328,628)	-100.00%	-100.00%
Tissue Paper Products	1,603	$1,860,281	-	$-	1,603	$1,860,281	%	%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	35,321	$17,450,292	3,302	$1,888,194	32,019	$15,562,098	969.69%	824.18%

Monthly sales revenue (excluding revenue from digital photo paper and tissue paper products) for the 24 months ended March 31, 2019, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended March 31, 2019 and 2018 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended March 31, 2018	$867	$543	$521	$-
Three Months ended March 31, 2019	$-	$465	$453	$1,160
Increase (Decrease) from comparable period in the previous year	$-867	$-78	$-68	$1,160
Decrease by percentage	-100.00%	-14.36%	-13.05%	-%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24-month period ended March 31, 2019:

Corrugating Medium Paper

Revenue from CMP amounted to $15,590,011 (89.34% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2019, representing an increase of $14,030,445, or 899.64%, from $1,559,566 for the comparable period in 2018.

We sold 33,718 tonnes of CMP in the three months ended March 31, 2019 as compared to 2,923 tonnes for the same period in 2018, representing a 1053.54% increase in quantity sold.

ASP for regular CMP dropped from $543/tonne for the three months ended March 31, 2018 to $465/tonne for the three months ended March 31, 2019, representing a 14.36% decrease. ASP in RMB for regular CMP for the first quarter of 2018 and 2019 was RMB3,430 and RMB3,119, respectively, representing a 9.07% decrease. The quantity of regular CMP sold increased by 24,621 tonnes, from 1,672 tonnes in the first quarter of 2018 to 26,293 tonnes in the first quarter of 2019.

ASP for light-weight CMP decreased from $521/tonne for the three months ended March 31, 2018 to $453/tonne for the three months ended March 31, 2019, representing a 13.05% decrease. ASP in RMB for light-weight CMP for the first quarter of 2018 and 2019 was RMB3,291 and RMB3,041, respectively, representing a 7.60% decrease. The quantity of light-weight CMP sold increased by 6,174 tonnes, from 1,251 tonnes in the first quarter of 2018, to 7,425 tonnes in the first quarter of 2019.

We do not expect that there will be big swings in the market demand and ASPs for CMP and other packaging paper in year 2019.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes/year. The utilization rates for the first quarter of 2019 and 2018 were 28.79% and 4.46%, respectively, representing an increase of 24.33%.

Quantities sold for regular CMP that was produced by the PM6 production line from April 2017 to March 2019 are as follows:

Tissue Paper Products

We process base tissue paper purchased from a long-term supplier and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018, we completed the construction, installation and test of operation of our PM8 production line and began the commercial launch of tissue paper production.

Revenue from tissue paper products was $1,860,281 (10.66% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2019, representing an increase of $1,860,281, from $nil for the three months ended March 31, 2018. We sold 1,603 tonnes of tissue paper in the first quarter of 2019.

Offset Printing Paper

Revenue from offset printing paper was $nil for the three months ended March 31, 2019, representing a decrease of $328,628, or 100.00%, from $328,628 for the three months ended March 31, 2018. We sold no offset printing paper in the first quarter of 2019, as compared to 379 tonnes in the comparable period of 2018, a decrease of 379 tonnes, or 100.00%. Production of offset printing paper was suspended from August 2018 to March 2019 due to equipment maintenance and restriction on production volume by the government due to environmental concerns. Production of offset printing paper was resumed in April 2019.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended March 31, 2019 was $17,642,758, an increase of $15,059,256, or 582.90%, from $2,583,502 for the comparable period in 2018. This was mainly due to the increase in sales quantity of CMP and tissue paper products, partially offset by a decrease in material costs.

Cost of sales for CMP was $15,816,086 for the quarter ended March 31, 2019, as compared to $2,130,823 for the comparable period in 2018. The increase in the cost of sales of $13,685,263 for CMP was in line with increase of sales volume. Average cost of sales per tonne for CMP decreased by 35.67%, from $729 in the first quarter of 2018 to $469 in the first quarter of 2019. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in first quarter of 2019 compared to the first quarter of 2018.

Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2019 and 2018 are summarized below:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$12,271,075		$467	$1,091,386		$653	$11,179,689		$(186)	1024.36%	-28.48
Light-Weight CMP	$3,545,011		$477	$1,039,437		$831	$2,505,574		$(354)	241.05%	-42.60
Total CMP	$15,816,086		$469	$2,130,823		$729	$13,685,263		$(260)	642.25%	-35.67
Offset Printing Paper	$-		$-	$452,679		$1,194	$(452,679)		$(1,194)	-100.00%	-100.00
Tissue Paper Products	$1,826,672		$1,140	-		$-	$1,826,672		$1,140	%
Total CMP, Offset Printing Paper and Tissue Paper	$17,642,758	$	n/a	$2,583,502	$	n/a	$15,059,256	$	n/a	582.90%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended March 31, 2019 was RMB 1,625/tonne (approximately $242/tonne), as compared to RMB 2,051/tonne (approximately $325/tonne) for the three months ended March 31, 2018. These changes (in US dollars) represent a year-over-year decrease of 25.54% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from April 2017 to March 2019 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 9% and 10.2% of total sales in first quarter of 2019, respectively, compared to 6% and 9.5% of total sales in first quarter of 2018. The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2019 are summarized as follows:

Gross Loss

Gross loss for the three months ended March 31, 2019 was $192,466, representing a decrease of $502,841, or 72.32%, from the gross loss of $695,308 for the three months ended March 31, 2018 as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross loss for offset printing paper, CMP and tissue paper products for the three months ended March 31, 2019 was $192,466, a decrease of $502,841, or 72.32%, from the gross loss of $695,308 for the three months ended March 31, 2018.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 35.72 percentage points, from -36.82% for the three months ended March 31, 2018, to -1.10% for the three months ended March 31, 2019.

Gross profit margin for regular CMP for the three months ended March 31, 2019 was -0.38%, or 19.85 percentage points higher, as compared to gross profit margin of -20.23% for the three months ended March 31, 2018.

Gross profit margin for light-weight CMP for the three months ended March 31, 2019 was -5.35%, or 54.11 percentage points higher, as compared to gross profit margin of -59.46% for the three months ended March 31, 2018.

Gross profit margin for tissue paper products was 1.81% for the three months ended March 31, 2019.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended March 31, 2019 are as follows:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 were $2,981,473, a decrease of $832,321, or 21.82% from $3,813,794 for the three months ended March 31, 2018. The decrease was mainly due to additional repair and maintenance costs incurred during the production suspension period in 2018.

Loss from Operations

Operating loss for the quarter ended March 31, 2019 was $3,173,939, a decrease of $1,345,539, or 29.77%, from $4,519,478 for the quarter ended March 31, 2018.

Other Income and Expenses

Interest expense for the three months ended March 31, 2019 decreased by $148,542, from $403,811 in the three months ended March 31, 2018, to $255,269. The Company had short-term and long-term interest-bearing loans and related party loans that aggregated $16,247,123 as of March 31, 2019, as compared to $27,257,836 as of March 31, 2018.

Net Loss

As a result and the factors discussed above, net loss was $2,722,595 for the quarter ended March 31, 2019, representing a decrease of $1,363,681, or 33.37%, from net loss of $4,086,276 for the quarter ended March 31, 2018.

Accounts Receivable

Net accounts receivable decreased by $467,174, or 16.24%, to $2,409,458 as of March 31, 2019, as compared with $2,876,632 as of December 31, 2018. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 62.10% of total value of inventory as of March 31, 2019), semi-finished goods and finished goods. As of March 31, 2019, the recorded value of inventory increased by 42.19% to $4,156,848 from $2,923,516 as of December 31, 2018. As of March 31, 2019, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $1,423,675, approximately $1,011,358, or 245.29%, higher than the balance as of December 31, 2018. Due to the volatility of recycled paper board price, we reduced the Company’s inventory of recycled paper board in December 2018.

A summary of changes in major inventory items is as follows:

	March 31, 2019	December 31, 2018	$ Change	% Change
Raw Materials
Recycled paper board	$1,423,675	$412,317	1,011,358	245.29%
Recycled white scrap paper	623,646	611,861	11,786	1.93%
Tissue base paper	182,096	24,027	158,069	657.90%
Coal & gas	170,801	167,230	3,571	2.14%
Digital photo base paper and other raw materials	181,097	140,268	40,828	29.11%
Total Raw Materials	2,581,315	1,355,703	1,225,612	90.40%

Semi-finished Goods	185,498	-	185,498
Finished Goods	1,390,035	1,567,813	-177,778	-11.34%
Totals	$4,156,848	$2,923,516	1,233,332	42.19%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $1,647,286 as of March 31, 2019, a decrease of 2,624,384, or 61.44%, from $4,271,670 as of December 31, 2018. Accounts payable was $1,647,286 and $629,054 as of March 31, 2019 and December 31, 2018, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou were $nil and $3,642,616 as of March 31, 2019 and December 31, 2018, respectively. In January 2018, Bank of Cangzhou issued bank acceptance notes on our behalf for $3,642,616, which we paid off in January 2019.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had a net working capital deficit of $5,006,539, a decrease of $468,856, from the net working capital deficit of $5,475,395 at December 31, 2018. Total current assets as of March 31, 2019 amounted to $15,405,184. Substantially all cash and cash equivalents are cash deposits in bank accounts.

Current liabilities as of March 31, 2019 totaled $20,411,723, a decrease of $9,222,544, from the December 31, 2018 balance of $29,634,267. We use bank acceptance notes, which are typically 6-to-12 month notes, to guarantee the payments to our vendors. In January 2018, Bank of Cangzhou issued bank acceptance notes on our behalf for $3,642,616, which we paid off in January 2019. Most of our current short-term bank loans are either revolving or term loans. We expect to renew these loans with the banks on similar terms at or before maturity. All of our short-term loans (with the exception of the notes payable, which carry no interest but require a deposit equal to a portion of the credit facilities at the issuing banks) have interest-only monthly payments, with a balloon payment for the entire principal amount upon maturity of the loan. The long term loans from the credit union require monthly and quarterly interest payments, with one large balloon payment upon maturity.

In December 2018, the Company announced commercial launch of a new 25,000 tonnes per year tissue paper manufacturing production line, PM8. A successful trial production followed, and 1603 tons of tissue paper products were produced and sold in the first quarter of 2019. With the new capacity and increasing sales of tissue paper products, the management expects that there will be improved cash generated from operations and that our working capital condition will improve.

Our loan-to-equity ratio was 9.72% and our debt-asset ratio was 14.1% as of March 31, 2019. The industry average of debt-asset ratios in China for 2017 was 55.91%, according to the latest industry report in 2018 provided by China Paper Association at http://www.chinappi.org. As long as we are able to manage our short-term liquidity, we believe that our overall financial condition, compared to our Chinese peers, is reasonably healthy and should allow us to further leverage our assets to obtain capital for future growth.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $149,060 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $244,230 and $203,188 as of March 31, 2019 and December 31, 2018, respectively, and such amounts were recorded as part of the current liabilities.

Capital Expenditure Commitment as of March 31, 2019

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions. As of March 31, 2019, we had approximately $2 million in capital expenditure commitments that were mainly related to improvement of Industrial Buildings. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of March 31, 2019 was $2,625,059, a decrease of $9,492,366, from $12,117,425 as of December 31, 2018. The decrease of cash and cash equivalents for the three months ended March 31, 2019 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash used in operating activities was $3,052,152 for the three months ended March 31, 2019. The balance represented an decrease of cash of $1,805,442, or 37.17%, from $4,857,594 used in the three months ended March 31, 2018. Net loss for the three months ended March 31, 2019 was $2,722,595, representing an decrease of $1,363,681, or 33.37%, from a net loss of $4,086,276 for the three months ended March 31, 2018. Changes in various asset and liability account balances throughout the three months ended March 31, 2019 also contributed to the net change in cash from operating activities in three months ended March 31, 2019. Chief among such changes is the decrease of accounts receivable in the amount of $535,220 during the three months of 2019 and the decrease of notes payable in the amount of $3,726,504. There was also an increase of $1,181,371 in the ending inventory balance as of March 31, 2019 (a decrease to net cash for the three months ended March 31, 2019 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $3,930,060. The Company also had a net decrease of $187,711 in prepayment and other current assets (an increase to net cash) and a net decrease of $201,653 in other payables and accrued liabilities and due to related parties (a decrease to net cash), as well as a decrease in income tax payable of $224,355 (a decrease to net cash) during the three months ended March 31, 2019.

ii. Net cash used in investing activities

We incurred $1,415,761 in net cash expenditures for investing activities during the three months of 2019, as compared to $707,162 for the same period of 2018. Expenditures in the three months ended March 31, 2019 were mainly for improvement of industrial building.

iii. Net cash provided by financing activities

Net cash used in financing activities was $ 5,366,166 for the three months ended March 31, 2019, as compared to net cash provided by financing activities in the amount of $791,503 financing activities for the three months ended March 31, 2018. The decrease was mainly attributable to repayment of bank loans in the three months ended March 31, 2018.

Short-term bank loans

		March 31,	December 31,
		2019	2018
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,079,730
Bank of Cangzhou	(b)	-	5,099,662
ICBC Loan 2	(c)	2,673,201	2,622,683
ICBC Loan 3	(d)	4,009,802	-
Total short-term bank loans		$6,683,003	$11,802,075

(a)

On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,079,730 as of December 31, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 5.4% per annum. The loan was due and repaid on January 28, 2019.

(b)

On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou, with a balance of $5,099,662 as of December 31, 2018. The loan bore a fixed interest rate of 6.09% per annum. The working capital loan was secured by the Company’s land use right and guaranteed by the Company’s CEO and Baoding Shengde with its production equipment as collateral for the benefit of the bank. The loan was due and repaid on January 3, 2019.

(c)	On November 22, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,673,201 and $2,622,683 as of March 31, 2019 and December 31, 2018, repectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.741% per annum. The loan will be due on November 26, 2019.

(d)	On January 28, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,009,802 as of March 31, 2019. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will due and repaid on January 30, 2020.

As of March 31, 2019, there were guaranteed short-term borrowings of $6,683,003 and unsecured bank loans of $nil. As of December 31, 2018, there were guaranteed short-term borrowings of $11,802,075 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2019 and 2018 were approximately 4.76% and 5.57%, respectively.

Long-term loans from credit union

As of March 31, 2019 and December 31, 2018, loans payable to Rural Credit Union of Xushui District, amounted to $7,336,452 and $7,197,808, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which is payable in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of March 31, 2019 and December 31, 2018, total outstanding loan balance was $1,277,196 and $1,253,060, respectively, Out of the total outstanding loan balance, current portion amounted were $89,107 and $87,423 as of March 31, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,188,089 and $1,165,637 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $5,439,796 and $5,782,640 as of March 31, 2019 and December 31, 2018, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of March 31, 2019 and December 31, 2018, the total outstanding loan balance was $3,712,779 and $3,642,615, respectively. Out of the total outstanding loan balance, current portion amounted were $103,958 and $101,993 as of March 31, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,608,822 and $3,540,622 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of March 31, 2019 and December 31, 2018, the total outstanding loan balance was $2,346,476 and $2,302,133, respectively, which are presented as current liabilities in the consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2019 and 2018 were $230,953 and $291,339, respectively.

Shareholder Loans

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $380,685 and $373,490 of interest were outstanding to Mr. Zhenyong Liu as of March 31, 2019 and December 31, 2018, respectively, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to Dongfang Paper in the amount of $8,910,671 for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and was originally due on December 10, 2017. During 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2019 and December 31, 2018, approximately $44,553 and $43,711 of interest was payable to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,821,341 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. As of March 31, 2019 and December 31, 2018, the outstanding loan balance were $2,227,668 and $2,185,569, respectively, and the accrued interest was $228,336 and $200,253, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2019 and December 31, 2018, total amount of loans due to Mr. Zhenyong Liu were $2,227,668 and $2,185,569, respectively. The interest expense incurred for such related party loans are $24,316 and $112,472 for the three months ended March 31, 2019 and 2018, respectively. The accrued interest owe to the CEO was approximately $653,574 and $617,454, as of March 31, 2019 and December 31, 2018, respectively, which was recorded in other payables and accrued liabilities.

As of March 31, 2019 and December 31, 2018, amount due to shareholder are $269,193 and $210,148, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2019 and 2018, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2019 and December 31, 2018 to translate the Chinese RMB to the U.S. Dollars are 6.7335:1 and 6.8632:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.7087:1, and 6.3171:1 for the three months ended March 31, 2019 and 2018, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,603,846 (RMB31,000,000), which matures at various times in in 2018 -2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2019.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended March 31, 2019, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2018 Annual Report on Form 10-K.

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

IT TECH PACKAGING, INC.

Date: May 9, 2019	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)