Form 10-Q
period 2019-06-30
IT TECH PACKAGING, INC.
filed 2019-08-08
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ITP	NYSE MKT

As of August 08, 2019, there were 22,022,316 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS

Current Assets
Cash and bank balances	$1,134,371	$8,474,809
Restricted cash	-	3,642,616
Accounts receivable (net of allowance for doubtful accounts of $64,739 and $58,707 as of June 30, 2019 and December 2018, respectively)	3,172,277	2,876,632
Inventories	5,795,685	2,923,516
Prepayments and other current assets	6,245,313	6,241,299

Total current assets	16,347,646	24,158,872

Property, plant, and equipment, net	160,394,499	167,829,716
Value-added tax recoverable	2,731,423	2,810,331
Deferred tax asset non-current	9,503,459	8,277,091

Other non-current assets	46,578,883	-

Total Assets	$235,555,910	$203,076,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$6,545,740	$11,802,075
Current portion of long-term loans from credit union	320,014	2,491,549
Accounts payable	1,122,764	629,054
Advance from customers	100,635	-
Notes payable	-	3,642,616
Due to related parties	573,744	413,336
Accrued payroll and employee benefits	251,826	213,536
Other payables and accrued liabilities	52,874,954	10,222,796
Income taxes payable	667,085	219,305

Total current liabilities	62,456,762	29,634,267

Loans from credit union	6,894,846	4,706,259
Loans from a related party	2,181,913	2,185,569

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $68,802,820 and $34,008,908 as of June 30, 2019 and December 31, 2018, respectively)	71,533,521	36,526,095

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 22,022,316 shares issued	22,360	22,360
Additional paid-in capital	51,137,319	51,137,319
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(3,518,955)	(3,263,952)
Retained earnings	110,301,091	112,573,614

Total stockholders’ equity	164,022,389	166,549,915

Total Liabilities and Stockholders’ Equity	$235,555,910	$203,076,010

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$33,619,948	$33,149,190	$51,070,240	$35,037,384

Cost of sales	(30,711,819)	(30,133,768)	(48,354,577)	(32,717,270)

Gross Profit	2,908,129	3,015,422	2,715,663	2,320,114

Selling, general and administrative expenses	(2,407,859)	(3,027,265)	(5,389,332)	(6,841,059)
Gain (Loss) from disposal of property, plant and equipment	-	113	-	(10,263)
Gain on acquisition of a subsidiary	31,397	-	31,397	-

Income (Loss) from Operations	531,667	(11,730)	(2,642,272)	(4,531,208)

Other Income (Expense):
Interest income	1,556	(17,344)	60,374	27,419
Subsidy income	236,288	(2,772)	236,288	250,509
Interest expense	(238,771)	(407,182)	(494,040)	(810,993)

Income (Loss) before Income Taxes	530,740	(439,028)	(2,839,650)	(5,064,273)

Provision for Income Taxes	(80,670)	549,022	567,125	1,087,991

Net Income (Loss)	450,070	109,994	(2,272,525)	(3,976,282)

Other Comprehensive Loss
Foreign currency translation adjustment	(3,548,683)	(9,603,574)	(255,003)	(2,228,016)

Total Comprehensive Loss	$(3,098,613)	$(9,493,580)	$(2,527,528)	$(6,204,298)

Earnings (Losses) Per Share:

Basic and Diluted Earnings (Losses) per Share	$0.02	$0.01	$(0.10)	$(0.19)

Outstanding – Basic and Diluted	22,022,316	21,450,316	22,022,316	21,450,316

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$(2,272,525)	$(3,976,282)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,789,459	7,410,833
Loss from disposal and impairment of property, plant and equipment	-	10,263
Allowance for bad debts	6,224	19,075
Gain on acquisition of a subsidiary	(31,397)	-
Deferred tax	(1,259,134)	(1,091,557)
Changes in operating assets and liabilities:
Accounts receivable	(311,265)	(953,735)
Prepayments and other current assets	60,694	(2,319,121)
Inventories	(2,920,950)	4,468,468
Accounts payable	502,310	(291,710)
Advance from customers	102,170	-
Notes payable	(3,691,999)	(2,348,520)
Related parties	161,857	78,284
Accrued payroll and employee benefits	39,237	(4,929)
Other payables and accrued liabilities	558,026	684,864
Income taxes payable	454,984	(537,772)
Net Cash (Used in) Provided by Operating Activities	(812,309)	1,148,161

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,472,355)	(1,233,667)
Acquisition of a subsidiary	(1,549,384)	-

Net Cash Used in Investing Activities	(5,021,739)	(1,233,667)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	4,697,041
Repayments of related party loans	-	(9,394,082)
Proceeds from short term bank loans	3,987,359	9,863,786
Proceeds from credit union loans	2,362,879
Repayment of bank loans	(11,637,180)	(4,383,905)

Net Cash (Used in) Provided by Financing Activities	(5,286,942)	782,840

Effect of Exchange Rate Changes on Cash and Cash Equivalents	137,936	(191,101)

Net (Decrease) Increase in Cash and Cash Equivalents	(10,983,054)	506,233

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	12,117,425	9,017,427

Cash, Cash Equivalents and Restricted Cash - End of Period	$1,134,371	$9,523,660

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$445,860	$1,110,879
Cash paid for income taxes	$222,278	$534,901

Cash and bank balances	1,134,371	5,745,284
Restricted cash	-	3,778,376
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	1,134,371	9,523,660

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To ensure proper compliance of the Company’s control over the ownership and operations of Dongfang Paper with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with Dongfang Paper and Dongfang Paper Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings Inc (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010). Baoding Shengde is mainly engaged in production and distribution of digital photo paper and is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to Dongfang Paper, in exchange for service fees including a fee equivalent to 80% of Dongfang Paper’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to Dongfang Paper Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of Dongfang Paper; (iii) Call Option Agreement, which generally provides, among other things, that Dongfang Paper Equity Owners irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in Dongfang Paper. The exercise price for the options shall be RMB1 which Baoding Shengde should pay to each of Dongfang Paper Equity Owner for all their equity interests in Dongfang Paper; (iv) Share Pledge Agreement, which provides that Dongfang Paper Equity Owners will pledge all of their equity interests in Dongfang Paper to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that Dongfang Paper Equity Owners breach their obligations under the Loan Agreement or Dongfang Paper fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that Dongfang Paper Equity Owners shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of Dongfang Paper or with respect to any equity owner action to be taken in accordance with the laws and Dongfang Paper’s Articles of Association. The terms of the agreement are binding on the parties for as long as Dongfang Paper Equity Owners continue to hold any equity interest in Dongfang Paper. An Dongfang Paper Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled Dongfang Paper since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009, and continued to control Dongfang Paper through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

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

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd.(“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. As a result, Hebei Tengsheng becomes a wholly owned subsidiary of Dongfang Paper that manufactures and sells tissue paper products.

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Hebei Tengsheng for the three months and six months ended June 30, 2019 and 2018 was accounted for 100% and 99.96%, respectively, of the Company’s total revenue. Dongfang Paper and Hebei Tengsheng also accounted for 92.30% and 90.6% of the total assets of the Company as of June 30, 2019 and December 31, 2018, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2019 and December 31, 2018, details of the Company’s subsidiaries and variable interest entities are as follows:

	Date of Incorporation	Place of Incorporation or	Percentage of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper production and distribution

Variable interest entity (“VIE”):
Dongfang Paper	March 10, 1996	PRC	Control *	Paper production and distribution
Hebei Tengsheng	April 7, 2011	PRC	Control **	Paper production and distribution

*	Dongfang Paper is treated as a 100% controlled variable interest entity of the Company.
**	Hebei Tengsheng is 100% owned subsidiary of Dongfang Paper.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018

ASSETS

Current Assets
Cash and bank balances	$1,071,471	$8,328,980
Restricted cash	-	3,642,616
Accounts receivable	3,172,277	2,876,632
Inventories	5,778,202	2,906,004
Prepayments and other current assets	6,225,179	6,219,395

Total current assets	16,247,129	23,973,627

Property, plant, and equipment, net	146,700,889	153,302,061
Deferred tax asset non-current	7,900,595	6,711,412
Other non-current assets	46,578,883	-

Total Assets	$217,427,496	$183,987,100

LIABILITIES

Current Liabilities
Short-term bank loans	$6,545,740	$11,802,075
Current portion of long-term loans from credit union	320,014	189,416
Accounts payable	1,122,764	629,054
Notes payable	-	3,642,616
Due to related parties	275,579	203,188
Accrued payroll and employee benefits	247,336	208,660
Other payables and accrued liabilities	52,874,917	10,222,766
Income taxes payable	667,085	219,305

Total current liabilities	62,053,435	27,117,080

Loans from credit union	4,567,472	4,706,259
Loans from a related party	2,181,913	2,185,569

Total liabilities	$68,802,820	$34,008,908

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2019 and the results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of June 30, 2019 and December 31, 2018, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

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

Liquidity and Going Concern

As of June 30, 2019 the Company had current assets of $16,347,646 and current liabilities of $62,456,762 (including amounts due to related parties of $298,165 and interest payable for related party loans of $663,878), resulting in a working capital deficit of approximately $46,109,116; as of December 31, 2018, the Company had current assets of $24,158,872 and current liabilities of $29,634,267 (including amounts due to related parties of $1,030,790), resulting in a working capital deficit of approximately $5,475,395. The deficit as of June 30, 2019 was mainly attributed to the payable for acquisition of Hebei Tengsheng. On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng, to buy up 100% shares of Hebei Tengsheng with a purchase price of RMB 320 million (approximately $47 million). The payable will be due by December 25, 2019. If the amount is not fully paid off, the seller is offered an option to convert the outstanding amount to shares of the Company. As of June 30, 2019, acquisition payable was $45,021,965, which was included in the current liabilities in the consolidated balance sheet.

(3) Restricted Cash

Restricted cash was nil as of June 30, 2019. Restricted cash of $3,642,616 as of December 31, 2018 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from these banks (see Note (9)). The restriction has been lifted upon the maturity of the notes payable on January 10, 2019.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Raw Materials
Recycled paper board	$3,097,650	$412,317
Recycled white scrap paper	724,506	611,861
Coal & gas	114,244	167,230
Base paper and other raw materials	218,117	164,295
	4,154,517	1,355,703
Semi-finished Goods	33,906	-
Finished Goods	1,607,262	1,567,813
Totals	$5,795,685	$2,923,516

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Prepaid land lease	$165,825	$437,114
Prepayment for purchase of materials	52,327	-
Value-added tax recoverable	5,750,644	5,760,280
Others	276,517	43,905
	$6,245,313	$6,241,299

(6) Property, plant and equipment, net

As of June 30, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
Property, Plant, and Equipment:
Land use rights	$11,861,695	$11,881,571
Building and improvements	71,854,641	94,127,348
Machinery and equipment	155,191,679	159,651,736
Vehicles	596,485	597,484
Construction in progress	5,380,484	5,005,041
Totals	244,884,984	271,263,180
Less: accumulated depreciation and amortization	(84,490,485)	(103,433,464)
Property, Plant and Equipment, net	$160,394,499	$167,829,716

As of June 30, 2019 and December 31, 2018, land use rights represented two parcel of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for improvement of the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”).

As of June 30, 2019 and December 31, 2018, certain property, plant and equipment of Dongfang Paper with net values of $4,883,169 and $5,782,640, respectively, have been pledged pursuant to a long-term loan from credit union for Dongfang Paper. Land use right of Dongfang Paper with net values of $5,911,558 and $5,990,586 as of June 30, 2019 and December 31, 2018 were pledged for the bank loan from Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $3,356,741 has been pledged for a bank loan from Industrial & Commercial Bank of China of Dongfang Paper and another piece of land with a net value of $5,277,233 has been pledged for a long-term loan from credit union of Baoding Shengde. See “Short-term bank loans ” and Long-term loans from credit union under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,859,399 and $3,680,248 for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization of property, plant and equipment was $7,789,459 and $7,410,833 for the six months ended June 30, 2019 and 2018, respectively.

(7) Loans Payable

Short-term bank loans

		June 30,	December 31,
		2019	2018
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,079,730
Bank of Cangzhou	(b)	-	5,099,662
ICBC Loan 2	(c)	2,618,296	2,622,683
ICBC Loan 3	(d)	3,927,444	-
Total short-term bank loans		$6,545,740	$11,802,075

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

(c)	On November 22, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,618,296 and $2,622,683 as of June 30, 2019 and December 31, 2018, respectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.741% per annum. The loan will be due by November 26, 2019.

(d)	On January 28, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,927,444 as of June 30, 2019. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by January 30, 2020.

As of June 30, 2019, there were guaranteed short-term borrowings of $6,545,740 and unsecured bank loans of $nil. As of December 31, 2018, there were guaranteed short-term borrowings of $11,802,075 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended June 30, 2019 and 2018 were approximately 4.77% and 5.59%, respectively. The average short-term borrowing rates for the six months ended June 30, 2019 and 2018 were approximately 4.76% and 5.58%, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans from credit union

As of June 30, 2019 and December 31, 2018, loans payable to Rural Credit Union of Xushui District, amounted to $7,214,861 and $7,197,808, respectively.

	June 30,	December 31,
	2019	2018
Rural Credit Union of Xushui District Loan 1	$1,250,964	$1,253,060
Rural Credit Union of Xushui District Loan 2	3,636,522	3,642,615
Rural Credit Union of Xushui District Loan 3	-	2,302,133
Rural Credit Union of Xushui District Loan 4	2,327,374	-
Total	7,214,860	7,197,808
Less: Current portion of long-term loans from credit union	(320,014)	(2,491,549)
Long-term loans from credit union	$6,894,846	$4,706,259

As of June 30, 2019, the Company’s long-term debt repayments for the next five years were as follows:

Amount
Fiscal year
Remainder of 2019	$232,737
2020	1,250,964
2021	1,367,332
2022	1,600,070
2023	2,763,757
Total	7,214,860

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of June 30, 2019 and December 31, 2018, total outstanding loan balance was $1,250,964 and $1,253,060, respectively, Out of the total outstanding loan balance, current portion amounted were $116,369 and $87,423 as of June 30, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,134,595 and $1,165,637 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $4,883,169 and $5,782,640 as of June 30, 2019 and December 31, 2018, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of June 30, 2019 and December 31, 2018, the total outstanding loan balance was $3,636,523 and $3,642,615, respectively. Out of the total outstanding loan balance, current portion amounted were $130,915 and $101,993 as of June 30, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,505,608 and $3,540,622 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of June 30, 2019 and December 31, 2018, the total outstanding loan balance was $nil and $2,302,133, respectively, which are presented as current liabilities in the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of June 30, 2019 and December 31, 2018, the total outstanding loan balance was $2,327,374 and $nil, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2019 and 2018 were $214,907 and $328,955, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2019 and 2018 were $445,860 and $620,294, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $372,866 and $373,490 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,727,654 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2019 and December 31, 2018, approximately $43,638 and $43,711 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,455,307 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. As of June 30, 2019 and December 31, 2018, the outstanding loan balance were $2,181,913 and $2,185,569, respectively, and the accrued interest was $247,374 and $200,253, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2019 and December 31, 2018, total amount of loans due to Mr. Zhenyong Liu were $2,181,913 and $2,185,569, respectively. The interest expense incurred for such related party loans are $23,865 and $78,227 for the three months ended June 30, 2019 and 2018, respectively. The interest expenses incurred for such related party loans are $48,180 and $190,699 for the six months ended June 30, 2019 and 2018, respectively. The accrued interest owe to the CEO was approximately $663,878 and $617,454, as of June 30, 2019 and December 31, 2018, respectively, which was recorded in other payables and accrued liabilities.

As of June 30, 2019 and December 31, 2018, amount due to shareholder are $298,165 and $210,148, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $147,680 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Notes payable

Notes payable was nil as of June 30, 2019. As of December 31, 2018, the Company had bank acceptance notes of $3,642,616 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $3,642,616 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes were due and paid off in January 2019.

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Accrued electricity	$240,149	$186,780
Value-added tax payable	334,311	520,190
Accrued interest to a related party	663,878	617,454
Payable for purchase of equipment	5,871,985	8,788,924
Accrued commission to salesmen	17,242	62,247
Payable for acquisition of Heibei Tengsheng	45,021,965	-
Others	725,424	47,201
Totals	$52,874,954	$10,222,796

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

Three Months Ended June 30, 2019
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	820,312	$1.71
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	820,312	$1.71
Range of exercise price	$1.70 to $2.00

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No warrants were issued, exercised, cancelled or expired during the three months ended June 30, 2019. As of June 30, 2019, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

No warrants were issued, exercised, cancelled or expired during the three months ended June 30, 2018. As of December 31, 2018, the aggregated intrinsic value of warrants outstanding and exercisable was $nil.

(13) Earnings Per Share

For the three months ended June 30, 2019 and 2018, basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30,
	2019	2018
Basic income per share
Net income for the period - numerator	$450,070	$109,994
Weighted average common stock outstanding - denominator	22,022,316	21,450,316

Net income per share	$0.02	$0.01

Diluted income per share
Net income for the period- numerator	$450,070	$109,994
Weighted average common stock outstanding - denominator	22,022,316	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	22,022,316	21,450,316

Diluted income per share	$0.02	$0.01

For the six months ended June 30, 2019 and 2018, basic and diluted net income per share are calculated as follows:

	Six Months Ended June 30,
	2019	2018
Basic loss per share
Net loss for the period - numerator	$(2,272,525)	$(3,976,282)
Weighted average common stock outstanding - denominator	22,022,316	21,450,316

Net loss per share	$(0.10)	$(0.19)

Diluted loss per share
Net loss for the period - numerator	$(2,272,525)	$(3,976,282)
Weighted average common stock outstanding - denominator	22,022,316	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	22,022,316	21,450,316

Diluted loss per share	$(0.10)	$(0.19)

For the three and six months ended June 30, 2019 and 2018, 820,312 warrants shares were excluded from the calculations of dilutive net income per share as their effects would have been anti-dilutive since the average share price was lower than the warrants exercise price. For the three and six months ended June 30, 2019, there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	June 30,
	2019	2018
Provision for Income Taxes
Current Tax Provision U.S.	$14,747	$-
Current Tax Provision PRC	677,262	3,566
Deferred Tax Provision PRC	(611,339)	(552,588)
Total Provision for (Deferred tax benefit)/ Income Taxes	$80,670	$(549,022)

The provisions for income taxes for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended
	June 30,
	2019	2018
Provision for Income Taxes
Current Tax Provision U.S.	$14,747	$-
Current Tax Provision PRC	677,262	3,566
Deferred Tax Provision PRC	(1,259,134)	(1,091,557)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(567,125)	$(1,087,991)

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

	June 30, 2019	December 31, 2018
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$8,250,025	$7,097,828
Impairment of property, plant and equipment	537,562	546,531
Miscellaneous	338,984	289,799
Net operating loss carryover of PRC company	376,888	342,933
Total deferred tax assets	9,503,459	8,277,091
Less: Valuation allowance	-	-
Total deferred tax assets, net	$9,503,459	$8,277,091

The following table reconciles the statutory rates to the Company’s effective tax rate for:

	Three Months Ended June 30,
	2019	2018
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction		-
Effect of reconciling items in the PRC for tax purposes	(9.8)	100.1
Change in valuation allowance		-
Effective income tax rate	15.20%	125.1%

	Six Months Ended June 30,
	2019	2018
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction		-
Effect of reconciling items in the PRC for tax purposes	(5.0)	(3.5)
Change in valuation allowance		-
Effective income tax rate	20%	21.5%

During the three months ended June 30, 2019 and 2018, the effective income tax rate was estimated by the Company to be 15.2% and 125.1%, respectively. During the six months ended June 30, 2019 and 2018, the effective income tax rate was estimated by the Company to be 20.0% and 21.5%, respectively.

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

(16) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,722 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

On November 27, 2012, the company entered into a 49.4 acres land lease with an investment company in the Economic Development Zone in Wei County, Hebei Province, China. The lease term of the Wei County land lease commences on the date of the lease and lasts for 15 years. The lease requires an annual rental payment of $531,648 (RMB 3,600,000).

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $147,680 (RMB 1,000,000), for a total term of up to five years.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

June 30,	Amount
2020	686,575
2021	553,236
2022	541,115
2023	541,115
2024	541,115
Thereafter	1,745,531
Total operating lease payments	$4,608,686

Capital commitment

As of June 30, 2019, the Company has signed several contracts for improvement of Industrial Buildings. Total outstanding commitments under these contracts were $2,143,906 and $2,300,187 as of June 30, 2019 and December 31, 2018, respectively.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of June 30, 2019 and December 31, 2018, the Company guaranteed its long-term loan from financial institutions amounting to $4,509,288 (RMB31,000,000) that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

Summarized financial information for the two reportable segments is as follows:

	Three Months Ended
	June 30, 2019
	Dongfang Paper	Hebei	Dongfang Paper	Not Attributable	Elimination of	Enterprise-wide,
	HB	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$32,413,830	$1,206,118	$-	$-	$-	$33,619,948
Gross profit	3,581,797	(673,668)	-	-	-	2,908,129
Depreciation and amortization	1,656,695	2,202,698	6	-	-	3,859,399
Interest income	1,468	26	62	-	-	1,556
Interest expense	199,615	-	39,156	-	-	238,771
Income tax expense(benefit)	631,292	(550,448)	(14,921)	14,747	-	80,670
Net income (loss)	2,480,493	(1,980,144)	(33,415)	(48,261)	31,397	450,070

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	June 30, 2018
	Dongfang Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$33,135,162	$14,028	$-	$-	$33,149,190
Gross profit	3,018,995	(3,573)	-	-	3,015,422
Depreciation and amortization	3,492,033	188,215	-	-	3,680,248
Loss from disposal of property, plant and equipment	(113)	-	-	-	(113)
Interest income	(17,447)	103	-	-	(17,344)
Interest expense	362,158	45,024	-	-	407,182
Income tax expense(benefit)	(491,642)	(57,380)	-	-	(549,022)
Net income (loss)	340,468	(175,962)	(54,512)	-	109,994

	As of June 30, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$66,340,982	151,086,514	18,109,814	18,600	-	235,555,910

	Six Months Ended
	June 30, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$49,864,122	$1,206,118	$-	$-	$-	$51,070,240
Gross profit	3,389,331	(673,668)	-	-	-	2,715,663
Depreciation and amortization	5,586,749	2,202,698	12	-	-	7,789,459
Loss from impairment and disposal of property, plant and equipment	-	-	-	-	-	-
Interest income	60,195	26	153	-	-	60,374
Interest expense	412,491	-	81,549	-	-	494,040
Income tax expense(benefit)	8,988	(550,448)	(40,412)	14,747	-	(567,125)
Net income (loss)	39,665	(1,980,144)	(72,222)	(291,221)	31,397	(2,272,525)

	Six Months Ended
	June 30, 2018
	Dongfang Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$35,023,356	$14,028	$-	$-	$35,037,384
Gross profit	2,323,687	(3,573)	-	-	2,320,114
Depreciation and amortization	7,030,192	380,641	-	-	7,410,833
Loss from disposal of property, plant and equipment	10,263	-	-	-	10,263
Interest income	27,168	251	-	-	27,419
Interest expense	720,948	90,045	-	-	810,993
Income tax expense(benefit)	(964,278)	(123,713)	-	-	(1,087,991)
Net income (loss)	(3,209,922)	(374,686)	(391,674)	-	(3,976,282)

	As of December 31, 2018
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$183,987,100	19,068,788	20,122	-	203,076,010

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Concentration and Major Customers and Suppliers

For the three months ended June 30, 2019, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2018, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2019, the Company had three major suppliers accounted for 80%, 9% and 4% of total purchases. For the three months ended June 30, 2018, the Company had one major supplier accounted for 86% of total purchases.

For the six months ended June 30, 2019, the Company had three major suppliers accounted for 80%, 9% and 4% of the total purchases. For the six months ended June 30, 2018, the Company had one major supplier which primarily accounted for 84% of the total purchases.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of June 30, 2019 and December 31, 2018. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$72,730) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2019 and December 31, 2018, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB6,391,468 (US929,709) as of June 30, 2019.

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

(22) Subsequent Event

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng, to buy up 100% shares of Hebei Tengsheng with a purchase price of RMB 320 million (approximately $47 million). The value of the assets of Hebei Tengsheng on the date of acquisition is RMB 320 million, including 21 parcel of state-owned lands located in Wei County of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2068.

RMB 10 million payment was made to seller and the remaining balance of RMB 310 million (approximately $45 million) will be due by December 25, 2019. If the amount is not fully paid off, the seller is offered an option to convert the outstanding amount to shares of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2019 and 2018 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue for the three months ended June 30, 2019 was $33,619,948, an increase of $470,758, or 1.42%, from $33,149,190 for the same period in the previous year. This was mainly due to the increase in sales volume of CMP, offset printing paper and tissue paper products, partially offset by the decrease in average selling price (ASP) of CMP and offset printing paper.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended June 30, 2019 was $33,619,948, an increase of $484,786, or 1.46%, from $33,135,162 for the second quarter of 2018. Total offset printing paper, CMP and tissue paper products sold during the three months ended June 30, 2019 amounted to 70,389 tonnes, an increase of 17,394 tonnes, or 32.82%, compared to 52,995 tonnes sold in the comparable period in the previous year. The increase of CMP and offset printing paper in second quarter of 2019 was due to the increase in sales volume of CMP and offset printing paper, partially offset by the decrease in average selling price (ASP) of these products. With the launch of PM8 in December 2018, the production and sales of tissue paper products have increased steadily in the first half of 2019. The changes in revenue dollar amount and in quantity sold for the three months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	June 30, 2019		June 30, 2018		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	47,994	$20,883,320	38,541	$23,307,297	9,453	$(2,423,977)	24.53%	-10.40%
Light-Weight CMP	12,582	$5,310,771	9,543	$5,599,914	3,039	$(289,143)	31.85%	-5.16%
Total CMP	60,576	$26,194,091	48,084	$28,907,211	12,492	$(2,713,120)	25.98%	-9.39%
Offset Printing Paper	8,559	$6,236,965	4,911	$4,227,951	3,648	$2,009,013	74.28%	47.52%
Tissue Paper Products	1,254	$1,188,892	-	$-	1,254	$1,188,892	%	%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	70,389	$33,619,948	52,995	$33,135,162	17,394	$484,786	32.82%	1.46%

Monthly sales revenue (excluding revenue from digital photo paper and tissue paper products) for the 24 months ended June 30, 2019, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended June 30, 2019 and 2018 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended June 30, 2018	$861	$605	$587	$-
Three Months ended June 30, 2019	$729	$435	$422	$948
Increase (Decrease) from comparable period in the previous year	$-132	$-170	$-165	$948
Decrease by percentage	-15.33%	-28.10%	-28.11%	-%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24-month period ended June 30, 2019:

Corrugating Medium Paper

Revenue from CMP amounted to $26,194,091 (77.91% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2019, representing a decrease of $2,713,120, or 9.39%, from $28,907,211 for the comparable period in 2018.

We sold 60,576 tonnes of CMP in the three months ended June 30, 2019 as compared to 48,084 tonnes for the same period in 2018, representing a 25.98% increase in quantity sold.

ASP for regular CMP dropped from $605/tonne for the three months ended June 30, 2018 to $435/tonne for the three months ended June 30, 2019, representing a 28.10% decrease. ASP in RMB for regular CMP for the second quarter of 2018 and 2019 was RMB3,864 and RMB2,962, respectively, representing a 23.34% decrease. The quantity of regular CMP sold increased by 9,453 tonnes, from 38,541 tonnes in the second quarter of 2018 to 47,994 tonnes in the second quarter of 2019.

ASP for light-weight CMP decreased from $587/tonne for the three months ended June 30, 2018 to $422/tonne for the three months ended June 30, 2019, representing a 28.11% decrease. ASP in RMB for light-weight CMP for the second quarter of 2018 and 2019 was RMB3,753 and RMB2,875, respectively, representing a 23.39% decrease. The quantity of light-weight CMP sold increased by 3,039 tonnes, from 9,543 tonnes in the second quarter of 2018, to 12,582 tonnes in the second quarter of 2019.

We do not expect that there will be big swings in the market demand and ASPs for CMP and other packaging paper in year 2019.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the second quarter of 2019 and 2018 were 52.78% and 41.22%, respectively, representing an increase of 11.56%.

Quantities sold for regular CMP that was produced by the PM6 production line from April 2017 to June 2019 are as follows:

Tissue Paper Products

We produce tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018, we completed the construction, installation and test of operation of our PM8 production line. We launched the complete line of processing base tissue paper with designated capacity of 15,000 tonnes/year, and producing finished tissue paper products with designated capacity of 10,000 tonnes/year.

Revenue from tissue paper products was $1,188,892 (3.54% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2019, representing an increase of $1,188,892, from $nil for the three months ended June 30, 2018. We sold 1,254 tonnes of tissue paper in the second quarter of 2019.

Offset Printing Paper

Revenue from offset printing paper was $6,236,965 (18.55% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2019, representing an increase of $2,009,013, or 47.52%, from $4,227,951 for the three months ended June 30, 2018. We sold 8,559 tonnes of offset printing paper in the second quarter of 2019, as compared to 4,911 tonnes in the comparable period of 2018, an increase of 3,648 tonnes, or 74.28%.

ASPs for offset printing paper for the second quarter of 2018 and 2019 were $861 and $729, respectively, representing a 15.33% decrease. ASP in RMB for offset printing paper for the second quarter of 2018 and 2019 was RMB5,504 and RMB4,934, respectively, representing a 10.36% decrease.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended June 30, 2019 was $30,711,819, an increase of $595,650, or 1.98%, from $30,116,169 for the comparable period in 2018. This was mainly due to the increase in sales quantity of CMP, offset printing paper and tissue paper products, partially offset by the decrease in material costs.

Cost of sales for CMP was $24,231,791 for the quarter ended June 30, 2019, as compared to $26,076,384 for the comparable period in 2018. Average cost of sales per tonne for CMP decreased by 26.20%, from $542 in the second quarter of 2018 to $400 in the second quarter of 2019. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in second quarter of 2019 compared to the second quarter of 2018.

Cost of sales for offset printing paper was $4,617,156 for the quarter ended June 30, 2019, as compared to $4,039,785 for the comparable period in 2018. Average cost of sales per tonne of offset printing paper decreased by 34.51%, from $823 in the three months ended June 30, 2018, to $539 during the comparable period in 2019. The decrease in average cost of sales of offset printing paper was mainly due to the decrease in cost of recycled white scrap paper.

Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2019 and 2018 are summarized below:

	Three Months Ended			Three Months Ended					Change in
	June 30, 2019			June 30, 2018		Change in			percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$19,274,205		$402	$21,183,541	$550	$(1,909,336)		$(148)	-9.01%	-26.91%
Light-Weight CMP	$4,957,586		$394	$4,892,843	$513	$64,743		$(119)	1.32%	-23.20%
Total CMP	$24,231,791		$400	$26,076,384	$542	$(1,844,593)		$(142)	-7.07%	-26.20%
Offset Printing Paper	$4,617,156		$539	$4,039,785	$823	$577,371		$(284)	14.29%	-34.51%
Tissue Paper Products	$1,862,872		$1,486	-	$-	$1,862,872		$1,486	%	%
Total CMP, Offset Printing Paper and Tissue Paper	$30,711,819	$	n/a	$30,116,169	$ n/a	$595,650	$	n/a	1.98%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended June 30, 2019 were RMB 1,559/tonne (approximately $230/tonne) and RMB 1,937/tonne (approximately $286/tonne), as compared to RMB 2,329/tonne (approximately $365/tonne) and RMB 3,012/tonne (approximately $472/tonne) for the three months ended June 30, 2018. These changes (in US dollars) represent a year-over-year decrease of 36.99% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from July 2017 to June 2019 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 7% and 10.3% of total sales in second quarter of 2019, respectively, compared to 5.7% and 8% of total sales in first quarter of 2018. The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2019 are summarized as follows:

Gross Profit

Gross profit for the three months ended June 30, 2019 was $2,908,129 (8.65% of the total revenue), representing a slight decrease of $107,293, or 3.56%, from the gross profit of $3,015,422 (9.10% of the total revenue) for the three months ended June 30, 2018.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended June 30, 2019 was $2,908,129, a decrease of $110,865, or 3.67%, from the gross profit of $3,018,994 for the three months ended June 30, 2018. Such decrease was mainly due to the decrease in ASP of regular CMP and offset printing paper, partially offset by the increase in sales volume of these products and decrease in raw material costs in the second quarter of 2019.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 0.46 percentage points, from 9.11% for the three months ended June 30, 2018, to 8.65% for the three months ended June 30, 2019.

Gross profit margin for regular CMP for the three months ended June 30, 2019 was 7.71%, or 1.40 percentage points lower, as compared to gross profit margin of 9.11% for the three months ended June 30, 2018.

Gross profit margin for light-weight CMP for the three months ended June 30, 2019 was 6.65%, or 5.98 percentage points lower, as compared to gross profit margin of 12.63% for the three months ended June 30, 2018.

Gross profit margin for offset printing paper was 25.97% for the three months ended June 30, 2019, an increase of 21.52 percentage points, as compared to 4.45% for the three months ended June 30, 2018.

Gross profit margin for tissue paper products was -56.69% for the three months ended June 30, 2019.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended June 30, 2019 are as follows:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 were $2,407,859, a decrease of $619,406, or 20.46% from $3,027,265 for the three months ended June 30, 2018. The decrease was mainly due to additional repair and maintenance costs incurred during the production suspension period in 2018.

Income (Loss) from Operations

Operating income for the quarter ended June 30, 2019 was $531,667, an increase of $543,397, or 4632.54%, from loss from operations of $11,730 for the quarter ended June 30, 2018.

Other Income and Expenses

Interest expense for the three months ended June 30, 2019 decreased by $168,411, from $407,182 in the three months ended June 30, 2018, to $238,771. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $15,942,513 as of June 30, 2019, as compared to $25,904,543 as of June 30, 2018.

Net Income

As a result and the factors discussed above, net income was $450,070 for the quarter ended June 30, 2019, representing an increase of $340,076, or 309.18%, from $109,994 for the quarter ended June 30, 2018.

Comparison of the six months ended June 30, 2019 and 2018

Revenue for the six months ended June 30, 2019 was $51,070,240, an increase of $16,032,856, or 45.76%, from $35,037,384 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the six months ended June 30, 2019 was $51,070,240, an increase of $16,046,883, or 45.82%, from $35,023,357 for the six months ended June 30, 2018. This was mainly due to the increase in sales volume of Regular CMP, offset printing paper and tissue paper products, which was partially offset by the decrease in ASP of Regular CMP and offset printing paper. Total quantities of offset printing paper, CMP and tissue paper products sold during the six months ended June 30, 2019 amounted to 105,709 tonnes, an increase of 49,412 tonnes, or 87.77%, compared to 56,297 tonnes sold during the six months ended June 30, 2018. Total quantities of CMP and offset printing paper sold increased by 46,555 tonnes in the six months of 2019 as compared to the same period of 2018. We sold 2,857 tonnes of tissue paper products in the six months of 2019. The increase was mainly due to the production suspension that took place from late January 2018 to March 13, 2018 due to a government-mandated restriction on the natural gas supply, and the launch of our PM8 production line in December 2018 for production and sales of tissue paper products. The changes in revenue and quantity sold for the six months ended June 30, 2019 and 2018 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2019		June 30, 2018		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	74,286	$33,108,199	40,213	$24,215,016	34,073	$8,893,183	84.73%	36.73%
Light-Weight CMP	20,006	$8,675,903	10,794	$6,251,761	9,212	$2,424,142	85.34%	38.78%
Total CMP	94,292	$41,784,102	51,007	$30,466,777	43,285	$11,317,325	84.86%	37.15%
Offset Printing Paper	8,560	$6,236,965	5,290	$4,556,580	3,270	$1,680,385	61.81%	36.88%
Tissue Paper Products	2,857	$3,049,173	-	-	2,857	$3,049,173	%	%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	105,709	$51,070,240	56,297	$35,023,357	49,412	$16,046,883	87.77%	45.82%

ASPs for our main products in the six-month period ended June 30, 2019 and 2018 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Six Months Ended June 30, 2018	$861	$602	$579	$-
Six Months Ended June 30, 2019	$729	$446	$434	$1,067
Decrease from comparable period in the previous year	$-132	$-156	$-145	$-
Decrease by percentage	-15.33%	-25.91%	-25.04%	-%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the six months ended June 30, 2019 was $48,354,577, an increase of $15,654,907, or 47.87%, from $32,699,671 for the six months ended June 30, 2018. This was mainly a result of the increase in volume sold, partially offset by decrease in cost of recycled paper board and recycled white scrap paper. Cost of sales for CMP was $40,047,877 for the six months ended June 30, 2019, as compared to $28,207,207 in the same period of 2018. The increase in the cost of sales of $11,840,670 for CMP was mainly due to the increase in the quantities of CMP sold, partially offset by the decrease in cost of recycled paper board in the six months of 2019. Average cost of sales per tonne for CMP decreased by 23.15%, from $553 for the six months ended June 30, 2018, to $425 in the same period of 2019. The decrease was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in the six months of 2019 as compared to same period of 2018. Cost of sales for offset printing paper was $4,617,156 for the six months ended June 30, 2019, as compared to $4,492,463 in the same period of 2018. Average cost of sales per tonne of offset printing paper decreased by 36.51%, from $849 in the six months ended June 30, 2018, to $539 in the same period of 2019. The decrease was mainly attributable to lower average unit purchase costs (net of applicable value added tax) of recycled white scrap paper. Cost of sales for tissue paper products was $3,689,544 for the six months ended June 30, 2019. Average cost of sales per tonne of tissue paper products was $1,291 for the six months ended June 30, 2019.

Changes in cost of sales and cost per tonne by product for the six months ended June 30, 2018 and 2017 are summarized below:

	Six Months Ended			Six Months Ended						Change in
	June 30, 2019			June 30, 2018			Change in			percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$31,545,280		$425	$22,274,927		$554	$9,270,352		$(129)	41.62%	-23.29%
Light-Weight CMP	$8,502,597		$425	$5,932,280		$550	$2,570,317		$(125)	43.33%	-22.73%
Total CMP	$40,047,877		$425	$28,207,207		$553	$11,840,670		$(128)	41.98%	-23.15%
Offset Printing Paper	$4,617,156		$539	$4,492,463		$849	$124,693		$(310)	2.78%	-36.51%
Tissue Paper Products	$3,689,544		$1,291	$-		$-	3,689,544		$1,291	%	%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$48,354,577	$	n/a	$32,699,671	$	n/a	$15,654,907	$	n/a	47.87%	n/a %

Gross Profit

Gross profit for the six months ended June 30, 2019 was $2,715,663 (5.32% of the total revenue), representing an increase of $395,549, or 17.05%, from the gross profit of $2,320,114 (6.62% of the total revenue) for the six months ended June 30, 2018. The increase was mainly due to (i) the increase in quantities sold of CMP, offset printing paper and (ii) the decrease of material purchase price of CMP and offset printing paper, partially offset by the decrease of ASP of these products.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the six months ended June 30, 2019 was $2,715,663, an increase of $391,976, or 16.87%, from the gross profit of $2,323,687 for the six months ended June 30, 2018.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 1.31 percentage points, from 6.63% for the six months ended June 30, 2018, to 5.32% for the six months ended June 30, 2019.

Gross profit margin for regular CMP for the six months ended June 30, 2019 was 4.72%, or 3.29 percentage points lower, as compared to gross profit margin of 8.01% for the six months ended June 30, 2018. Such decrease was primarily due to the decrease in ASP of regular CMP, partially offset by the decrease of material purchase price.

Gross profit margin for light-weight CMP for the six months ended June 30, 2019 was 2.00%, or 3.11 percentage points lower, as compared to gross profit margin of 5.11% for the six months ended June 30, 2018.

Gross profit margin for offset printing paper was 25.97% for the six months ended June 30, 2019, an increase of 24.56 percentage points, as compared to 1.41% for the six months ended June 30, 2018.

Gross profit margin for tissue paper products for the six months ended June 30, 2019 was -21.00%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2019 were $5,389,332, a decrease of $1,451,727, or 21.22% from $6,841,059 for the six months ended June 30, 2018. The decrease was mainly due to the depreciation of idle equipment and additional repair and maintenance costs incurred during the suspension of production in the first quarter of 2018.

Loss from Operations

Operating loss for the six months ended June 30, 2019 was $2,642,272, a decrease of $1,888,936, or 41.69%, from $4,531,208 for the six months ended June 30, 2018. The decrease in operating loss was primarily due to the increase in gross profit and decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the six months ended June 30, 2019 decreased by $316,953, from $810,993 in the six months ended June 30, 2018, to $494,040. The Company had short-term and long-term interest-bearing loans and related party loans that aggregated $15,942,514 as of June 30, 2019, as compared to $25,904,543 as of June 30, 2018.

Net Loss

As a result of the above, net loss was $2,272,525 for the six months ended June 30, 2019, representing a decrease of $1,703,757, or 42.85%, from $3,976,282 for six months ended June 30, 2018.

Accounts Receivable

Net accounts receivable increased by $295,645, or 10.28%, to $3,172,277 as of June 30, 2019, as compared with $2,876,632 as of December 31, 2018. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 71.68% of total value of inventory as of June 30, 2019), semi-finished goods and finished goods. As of June 30, 2019, the recorded value of inventory increased by 98.24% to $5,795,685 from $2,923,516 as of December 31, 2018. As of June 30, 2019, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $3,097,650, approximately $2,685,333, or 651.28%, higher than the balance as of December 31, 2018. Due to the volatility of recycled paper board price, we reduced the Company’s inventory of recycled paper board in December 2018.

A summary of changes in major inventory items is as follows:

	June 30, 2019	December 31, 2018	$ Change	% Change
Raw Materials
Recycled paper board	$3,097,650	$412,317	2,685,333	651.28%
Recycled white scrap paper	724,506	611,861	112,645	18.41%
Tissue base paper	182,096	24,027	158,069	657.90%
Coal & gas	114,244	167,230	(52,986)	(31.68%)
Digital photo base paper and other raw materials	36,021	140,268	(104,247)	(74.32%)
Total Raw Materials	4,154,517	1,355,703	2,798,813	206.45%

Semi-finished Goods	33,906	-	33,906
Finished Goods	1,607,262	1,567,813	39,450	2.52%
Totals	$5,795,685	$2,923,516	2,872,169	98.24%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $1,122,764 as of June 30, 2019, a decrease of 3,148,906, or 73.72%, from $4,271,670 as of December 31, 2018. Accounts payable was $1,122,764 and $629,054 as of June 30, 2019 and December 31, 2018, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou were $nil and $3,642,616 as of June 30, 2019 and December 31, 2018, respectively. In January 2018, Bank of Cangzhou issued bank acceptance notes on our behalf for $3,642,616, which we paid off in January 2019.

Liquidity

As of June 30, 2019 the Company had current assets of $16,347,646 and current liabilities of $62,456,762 (including amounts due to related parties of $298,165 and interest payable for related party loans of $663,878), resulting in a working capital deficit of approximately $46,109,116; as of December 31, 2018, the Company had current assets of $24,158,872 and current liabilities of $29,634,267 (including amounts due to related parties of $1,030,790), resulting in a working capital deficit of approximately $5,475,395. The deficit as of June 30, 2019 was mainly attributed to the payable for acquisition of Hebei Tengsheng. On June 25, 2019, Dongfang Paper entered an acquisition agreement with shareholder of Hebei Tengsheng, to buy up 100% shares of Hebei Tengsheng with a purchase price of RMB 320 million (approximately $47 million). The payment will be due on December 25, 2019. If the amount is not duly paid off, the seller is offered an option to swap the unpaid amount to shares of the Company. As of June 30, 2019, acquisition payable was $45,021,965, which was included in the current liabilities in the consolidated balance sheet.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $147,680 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $275,579 and $203,188 as of June 30, 2019 and December 31, 2018, respectively, and such amounts were recorded as part of the current liabilities.

Capital Expenditure Commitment as of June 30, 2019

We finance our daily operations mainly by cash flows generated from our business operations and loans from banking institutions. As of June 30, 2019, we had approximately $2 million in capital expenditure commitments that were mainly related to improvement of Industrial Buildings. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of June 30, 2019 was $1,134,371, a decrease of $10,983,054, from $12,117,425 as of December 31, 2018. The decrease of cash and cash equivalents for the six months ended June 30, 2019 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash used operating activities was $2,361,214 for the six months ended June 30, 2019. The balance represented a decrease of cash of $3,509,375, or 305.65%, from $1,148,161 provided for the six months ended June 30, 2018. Net loss for the six months ended June 30, 2019 was $2,272,525, representing a decrease of $1,703,757, or 42.85%, from a net loss of $3,976,282 for the six months ended June 30, 2018. Changes in various asset and liability account balances throughout the six months ended June 30, 2019 also contributed to the net change in cash from operating activities in six months ended June 30, 2019. Chief among such changes is the increase of accounts receivable in the amount of $311,265 during the six months of 2019 and the decrease of notes payable in the amount of $3,691,999. There was also an increase of $2,920,950 in the ending inventory balance as of June 30, 2019 (a decrease to net cash for the six months ended June 30, 2019 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $7,789,459. The Company also had a net decrease of $60,694 in prepayment and other current assets (an increase to net cash) and a net increase of $759,120 in other payables and accrued liabilities and related parties (an increase to net cash), as well as an increase in income tax payable of $454,984 (an increase to net cash) during the six months ended June 30, 2019.

ii. Net cash used in investing activities

We incurred $5,021,739 in net cash expenditures for investing activities during the six months of 2019, as compared to $1,233,667 for the same period of 2018. Payments in the six months ended June 30, 2019 were for acquisition of Hebei Tengsheng and expenditures on improvement of industrial building.

iii. Net cash provided by financing activities

Net cash used in financing activities was $5,286,942 for the six months ended June 30, 2019, as compared to net cash provided by financing activities in the amount of $782,840 financing activities for the six months ended June 30, 2018. The decrease was mainly attributable to repayment of bank loans in the six months ended June 30, 2018.

Short-term bank loans

		June 30,	December 31,
		2019	2018
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,079,730
Bank of Cangzhou	(b)	-	5,099,662
ICBC Loan 2	(c)	2,618,296	2,622,683
ICBC Loan 3	(d)	3,927,444	-
Total short-term bank loans		$6,545,740	$11,802,075

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

(c)	On November 22, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,618,296 and $2,622,683 as of June 30, 2019 and December 31, 2018, respectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.741% per annum. The loan will be due on November 26, 2019.

(d)	On January 28, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,927,444 as of June 30, 2019. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will due and repaid on January 30, 2020.

As of June 30, 2019, there were guaranteed short-term borrowings of $6,545,740 and unsecured bank loans of $nil. As of December 31, 2018, there were guaranteed short-term borrowings of $11,802,075 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended June 30, 2019 and 2018 were approximately 4.77% and 5.59%, respectively. The average short-term borrowing rates for the six months ended June 30, 2019 and 2018 were approximately 4.76% and 5.58%, respectively.

Long-term loans from credit union

As of June 30, 2019 and December 31, 2018, loans payable to Rural Credit Union of Xushui District, amounted to $7,214,861 and $7,197,808, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of June 30, 2019 and December 31, 2018, total outstanding loan balance was $1,250,964 and $1,253,060, respectively, Out of the total outstanding loan balance, current portion amounted were $116,369 and $87,423 as of June 30, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,134,595 and $1,165,637 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $4,883,169 and $5,782,640 as of June 30, 2019 and December 31, 2018, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of June 30, 2019 and December 31, 2018, the total outstanding loan balance was $3,636,523 and $3,642,615, respectively. Out of the total outstanding loan balance, current portion amounted were $130,915 and $101,993 as of June 30, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,505,608 and $3,540,622 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 26, 2017 to April 19, 2019. The loan is guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of June 30, 2019 and December 31, 2018, the total outstanding loan balance was $nil and $2,302,133, respectively, which are presented as current liabilities in the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of June 30, 2019 and December 31, 2018, the total outstanding loan balance was $2,327,374 and $nil, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2019 and 2018 were $214,907 and $328,955, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2019 and 2018 were $445,860 and $620,294, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $372,866 and $373,490 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2019 and December 31, 2018, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,727,654 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2019 and December 31, 2018, approximately $43,638 and $43,711 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,455,307 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. As of June 30, 2019 and December 31, 2018, the outstanding loan balance were $2,181,913 and $2,185,569, respectively, and the accrued interest was $247,374 and $200,253, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2019 and December 31, 2018, total amount of loans due to Mr. Zhenyong Liu were $2,181,913 and $2,185,569, respectively. The interest expense incurred for such related party loans are $23,865 and $78,227 for the three months ended June 30, 2019 and 2018, respectively. The interest expenses incurred for such related party loans are $48,180 and $190,699 for the six months ended June 30, 2019 and 2018, respectively. The accrued interest owe to the CEO was approximately $663,878 and $617,454, as of June 30, 2019 and December 31, 2018, respectively, which was recorded in other payables and accrued liabilities.

As of June 30, 2019 and December 31, 2018, amount due to shareholder are $298,165 and $210,148, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended June 30, 2019 and 2018, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2019 and December 31, 2018 to translate the Chinese RMB to the U.S. Dollars are 6.8747:1 and 6.8632:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.7714:1, and 6.3870:1 for the six months ended June 30, 2019 and 2018, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,509,288 (RMB31,000,000), which matures at various times in in 2018 -2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2019.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Information about risk factors for the three months ended June 30, 2019, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2018 Annual Report on Form 10-K.

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

IT TECH PACKAGING, INC.

Date: August 8, 2019	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)