Form 10-Q
period 2019-09-30
IT TECH PACKAGING, INC.
filed 2019-11-07
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 07, 2019, there were 22,054,816 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and bank balances	$4,805,861	$8,474,809
Restricted cash	-	3,642,616
Accounts receivable (net of allowance for doubtful accounts of $56,638 and $58,707 as of September 30, 2019 and December 2018, respectively)	2,775,304	2,876,632
Inventories	7,010,419	2,923,516
Prepayments and other current assets	5,982,730	6,241,299

Total current assets	20,574,314	24,158,872

Property, plant, and equipment, net	153,108,508	167,829,716
Value-added tax recoverable	2,620,515	2,810,331
Deferred tax asset non-current	9,827,679	8,277,091
Other non-current assets	45,273,629	-

Total Assets	$231,404,645	$203,076,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$6,362,312	$11,802,075
Current portion of long-term loans from credit union	311,046	2,491,549
Accounts payable	857,218	629,054
Advance from customers	83,315	-
Notes payable	-	3,642,616
Due to related parties	766,544	413,336
Accrued payroll and employee benefits	239,501	213,536
Other payables and accrued liabilities	51,062,036	10,222,796
Income taxes payable	1,332,680	219,305

Total current liabilities	61,014,652	29,634,267

Loans from credit union	6,701,636	4,706,259
Loans from a related party	2,120,771	2,185,569

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $67,168,878 and $34,008,908 as of September 30, 2019 and December 31, 2018, respectively)	69,837,059	36,526,095

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 22,054,816 shares issued	22,684	22,360
Additional paid-in capital	51,154,544	51,137,319
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(8,329,334)	(3,263,952)
Retained earnings	112,639,118	112,573,614

Total stockholders’ equity	161,567,586	166,549,915

Total Liabilities and Stockholders’ Equity	$231,404,645	$203,076,010

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$32,937,917	$26,723,657	$84,008,157	$61,761,041

Cost of sales	(27,563,185)	(25,464,314)	(75,917,762)	(58,181,584)

Gross Profit	5,374,732	1,259,343	8,090,395	3,579,457

Selling, general and administrative expenses	(2,024,547)	(2,829,933)	(7,413,879)	(9,670,992)
Gain (Loss) from disposal of property, plant and equipment	-	237	-	(10,026)
Gain on acquisition of a subsidiary	(879)	-	30,518	-

Income (Loss) from Operations	3,349,306	(1,570,353)	707,034	(6,101,561)

Other Income (Expense):
Interest income	1,413	5,222	61,787	32,641
Subsidy income	(2,800)	(5,786)	233,488	244,723
Interest expense	(236,987)	(372,276)	(731,027)	(1,183,269)

Income (Loss) before Income Taxes	3,110,932	(1,943,193)	271,282	(7,007,466)

Provision for Income Taxes	(772,905)	538,231	(205,780)	1,626,222

Net Income (Loss)	2,338,027	(1,404,962)	65,502	(5,381,244)

Other Comprehensive Loss
Foreign currency translation adjustment	(4,810,379)	(6,994,097)	(5,065,382)	(9,222,113)

Total Comprehensive Loss	$(2,472,352)	$(8,399,059)	$(4,999,880)	$(14,603,357)

Earnings (Losses) Per Share:

Basic and Diluted Earnings (Losses) per Share	$0.11	$(0.07)	$0.003	$(0.25)

Outstanding – Basic and Diluted	22,028,171	21,450,316	22,028,171	21,450,316

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$65,502	$(5,381,244)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,547,650	10,873,536
Loss from disposal and impairment of property, plant and equipment	-	10,026
Allowance for bad debts	(339)	(11,444)
Gain on acquisition of a subsidiary	(30,518)	-
Deferred tax	(1,853,728)	(1,629,706)
Changes in operating assets and liabilities:
Accounts receivable	16,894	572,184
Prepayments and other current assets	185,780	(3,528,818)
Inventories	(4,307,754)	3,562,834
Accounts payable	254,749	(354,689)
Advance from customers	85,993	-
Notes payable	(3,648,250)	(2,294,280)
Related parties	367,277	114,714
Accrued payroll and employee benefits	33,334	(35,419)
Other payables and accrued liabilities	726,564	437,532
Income taxes payable	1,155,880	(525,502)
Net Cash Provided by Operating Activities	4,599,034	1,809,724

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,917,650)	(1,812,280)
Acquisition of a subsidiary	(1,531,531)	-

Net Cash Used in Investing Activities	(6,449,181)	(1,812,280)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	4,588,559
Repayments of related party loans	-	(9,177,118)
Proceeds from short term bank loans	3,940,110	9,635,974
Proceeds from credit union loans	2,334,880
Repayment of bank loans	(11,499,285)	(4,282,655)

Net Cash (Used in) Provided by Financing Activities	(5,224,295)	764,760

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(237,122)	(677,172)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,311,564)	85,032

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	12,117,425	9,017,427

Cash, Cash Equivalents and Restricted Cash - End of Period	$4,805,861	$9,102,459

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$659,613	$1,409,695
Cash paid for income taxes	$888,881	$522,547

Cash and bank balances	4,805,861	5,468,315
Restricted cash	-	3,634,144
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	4,805,861	9,102,459

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Hebei Tengsheng for the three months ended September 30, 2019 and 2018 was accounted for 100%, of the Company’s total revenue. The revenue generated from Dongfang Paper and Hebei Tengsheng for the nine months ended September 30, 2019 and 2018 was accounted for 100% and 99.98%, respectively, of the Company’s total revenue. Dongfang Paper and Hebei Tengsheng also accounted for 92.53% and 90.6% of the total assets of the Company as of September 30, 2019 and December 31, 2018, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2019 and December 31, 2018, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets
Cash and bank balances	$4,653,347	$8,328,980
Restricted cash	-	3,642,616
Accounts receivable	2,775,305	2,876,632
Inventories	6,993,427	2,906,004
Prepayments and other current assets	5,980,094	6,219,395
Due from related parties		-

Total current assets	20,402,173	23,973,627

Property, plant, and equipment, net	140,192,154	153,302,061
Deferred tax asset non-current	8,255,552
Other non-current assets	45,273,629	6,711,412

Total Assets	$214,123,508	$183,987,100

LIABILITIES

Current Liabilities
Short-term bank loans	$6,362,312	$11,802,075
Current portion of long-term loans from credit union	240,354	189,416
Accounts payable	857,218	629,054
Notes payable	-	3,642,616
Due to related parties	447,414	203,188
Accrued payroll and employee benefits	235,950	208,660
Other payables and accrued liabilities	51,062,006	10,222,766
Income taxes payable	1,332,680	219,305

Total current liabilities	60,537,934	27,117,080

Loans from credit union	4,510,173	4,706,259
Loans from a related party	2,120,771	2,185,569

Total liabilities	$67,168,878	$34,008,908

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2019 and the results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of September 30, 2019 and December 31, 2018, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

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

Liquidity and Going Concern

As of September 30, 2019 the Company had current assets of $20,574,314 and current liabilities of $61,014,652 (including amounts due to related parties of $766,544 and interest payable for related party loans of $668,338), resulting in a working capital deficit of approximately $40,440,338; as of December 31, 2018, the Company had current assets of $24,158,872 and current liabilities of $29,634,267 (including amounts due to related parties of $1,030,790), resulting in a working capital deficit of approximately $5,475,395. The deficit as of September 30, 2019 was mainly attributed to the payable for acquisition of Hebei Tengsheng. On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng, to buy up 100% shares of Hebei Tengsheng with a purchase price of RMB 320 million (approximately $45 million). The payable will be due by December 25, 2019. If the amount is not fully paid off, the seller is offered an option to convert the outstanding amount to shares of the Company. As of September 30, 2019, acquisition payable was $43,507,826, which was included in the current liabilities in the consolidated balance sheet.

(3) Restricted Cash

Restricted cash was nil as of September 30, 2019. Restricted cash of $3,642,616 as of December 31, 2018 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from these banks (see Note (9)). The restriction has been lifted upon the maturity of the notes payable on January 10, 2019.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Raw Materials
Recycled paper board	$3,947,903	$412,317
Recycled white scrap paper	757,479	611,861
Coal & gas	102,670	167,230
Base paper and other raw materials	297,926	164,295
	5,105,978	1,355,703
Semi-finished Goods	347,158	-
Finished Goods	1,557,283	1,567,813
Totals	$7,010,419	$2,923,516

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Prepaid land lease	$4,242	$437,114
Prepayment for purchase of materials	51,719	-
Value-added tax recoverable	5,589,497	5,760,280
Others	337,272	43,905
	$5,982,730	$6,241,299

(6) Property, plant and equipment, net

As of September 30, 2019 and December 31, 2018, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
Property, Plant, and Equipment:
Land use rights	$11,529,302	$11,881,571
Building and improvements	69,843,671	94,127,348
Machinery and equipment	150,862,847	159,651,736
Vehicles	579,770	597,484
Construction in progress	6,146,334	5,005,041
Totals	238,961,924	271,263,180
Less: accumulated depreciation and amortization	(85,853,416)	(103,433,464)
Property, Plant and Equipment, net	$153,108,508	$167,829,716

As of September 30, 2019 and December 31, 2018, land use rights represented two parcel of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for improvement of the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”).

As of September 30, 2019 and December 31, 2018, certain property, plant and equipment of Dongfang Paper with net values of $4,313,899 and $5,782,640, respectively, have been pledged pursuant to a long-term loan from credit union for Dongfang Paper. Land use right of Dongfang Paper with net values of $5,712,365 and $5,990,586 as of September 30, 2019 and December 31, 2018 were pledged for the bank loan from Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $3,262,677 has been pledged for a bank loan from Industrial & Commercial Bank of China to Dongfang Paper and another piece of land with a net value of $5,129,352 has been pledged for a long-term loan from credit union to Baoding Shengde. See “Short-term bank loans” and Long-term loans from credit union under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,758,191 and $3,462,703 for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization of property, plant and equipment was $11,547,650 and $10,873,536 for the nine months ended September 30, 2019 and 2018, respectively.

(7) Loans Payable

Short-term bank loans

		September 30,	December 31,
		2019	2018
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,079,730
Bank of Cangzhou	(b)	-	5,099,662
ICBC Loan 2	(c)	2,544,925	2,622,683
ICBC Loan 3	(d)	3,817,387	-
Total short-term bank loans		$6,362,312	$11,802,075

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

(c)	On November 22, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,544,925 and $2,622,683 as of September 30, 2019 and December 31, 2018, respectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.741% per annum. The loan will be due by November 26, 2019.

(d)	On January 28, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,817,387 as of September 30, 2019. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by January 30, 2020.

As of September 30, 2019, there were guaranteed short-term borrowings of $6,362,312 and unsecured bank loans of $nil. As of December 31, 2018, there were guaranteed short-term borrowings of $11,802,075 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended September 30, 2019 and 2018 were approximately 4.77% and 5.59%, respectively. The average short-term borrowing rates for the nine months ended September 30, 2019 and 2018 were approximately 4.76% and 5.58%, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans from credit union

As of September 30, 2019 and December 31, 2018, loans payable to Rural Credit Union of Xushui District, amounted to $7,012,682 and $7,197,808, respectively.

	September 30,	December 31,
	2019	2018
Rural Credit Union of Xushui District Loan 1	$1,215,909	$1,253,060
Rural Credit Union of Xushui District Loan 2	3,534,617	3,642,615
Rural Credit Union of Xushui District Loan 3	-	2,302,133
Rural Credit Union of Xushui District Loan 4	2,262,156	-
Total	7,012,682	7,197,808
Less: Current portion of long-term loans from credit union	(311,046)	(2,491,549)
Long-term loans from credit union	$6,701,636	$4,706,259

As of September 30, 2019, the Company’s long-term debt repayments for the next five years were as follows:

Amount
Fiscal year
Remainder of 2019	$226,216
2020	1,215,909
2021	1,329,016
2022	1,555,232
2023	2,686,309
Total	7,012,682

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of September 30, 2019 and December 31, 2018, total outstanding loan balance was $1,215,909 and $1,253,060, respectively. Out of the total outstanding loan balance, current portion amounted were $113,108 and $87,423 as of September 30, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,102,801 and $1,165,637 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $4,313,899 and $5,782,640 as of September 30, 2019 and December 31, 2018, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of September 30, 2019 and December 31, 2018, the total outstanding loan balance was $3,534,617 and $3,642,615, respectively. Out of the total outstanding loan balance, current portion amounted were $127,246 and $101,993 as of September 30, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,407,371 and $3,540,622 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 26, 2017 to April 19, 2019. The loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment was due quarterly and bore a fixed rate of 0.6% per month. As of September 30, 2019 and December 31, 2018, the total outstanding loan balance was $nil and $2,302,133, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of September 30, 2019 and December 31, 2018, the total outstanding loan balance was $2,262,156 and $nil, respectively. Out of the total outstanding loan balance, current portion amounted were $70,692 and $nil as of September 30, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,191,464 and $nil are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2019 and 2018 were $214,907 and $328,955, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2019 and 2018 were $445,860 and $620,294, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $362,417 and $373,490 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,483,083 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of September 30, 2019 and December 31, 2018, approximately $42,415 and $43,711 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $16,966,167 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. As of September 30, 2019 and December 31, 2018, the outstanding loan balance were $2,120,771 and $2,185,569, respectively, and the accrued interest was $263,506 and $200,253, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2019 and December 31, 2018, total amount of loans due to Mr. Zhenyong Liu were $2,120,771 and $2,185,569, respectively. The interest expense incurred for such related party loans are $23,234 and $62,130 for the three months ended September 30, 2019 and 2018, respectively. The interest expenses incurred for such related party loans are $71,415 and $252,829 for the nine months ended September 30, 2019 and 2018, respectively. The accrued interest owed to the CEO was approximately $668,338 and $617,454, as of September 30, 2019 and December 31, 2018, respectively, which was recorded in other payables and accrued liabilities.

As of September 30, 2019 and December 31, 2018, amount due to shareholder are $319,129 and $210,148, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $145,930 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Notes payable

Notes payable was nil as of September 30, 2019. As of December 31, 2018, the Company had bank acceptance notes of $3,642,616 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $3,642,616 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes were due and paid off in January 2019.

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Accrued electricity	$117,934	$186,780
Value-added tax payable	260,987	520,190
Accrued interest to a related party	668,338	617,454
Payable for purchase of equipment	5,206,511	8,788,924
Accrued commission to salesmen	16,298	62,247
Payable for acquisition of Hebei Tengsheng	43,507,826	-
Others	1,284,142	47,201
Totals	$51,062,036	$10,222,796

As of September 30, 2019 and December 31, 2018, others mainly included $1,028,453 and $nil, respectively, amount due to the former shareholders of Hebei Tengsheng. The amount represents funds to pay off expenditures incurred for the startup operation of Hebei Tengsheng and due on demand with interest free.

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

Issuance of common stock to Weitian

On October 15, 2018, the Company entered an agreement with Weitian Group LCC (“Weitian”) and agreed as compensation to issue to Weitian in the aggregate of 70,000 shares of common stock for investor relation consulting service rendered from October 15, 2018 to October 15, 2019. 37,500 shares of common stock were issued to Weitain on November 12, 2018. Total fair value of the shares of common stock granted was calculated at $32,625 at $0.87 per share. 32,500 shares of common stock were issued to Weitain on August 13, 2019. Total fair value of the shares of common stock granted was calculated at $17,550 at $0.54 per share.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Earnings Per Share

For the three months ended September 30, 2019 and 2018, basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30,
	2019	2018
Basic income (loss) per share
Net income (loss) for the period - numerator	$2,338,027	$(1,404,962)
Weighted average common stock outstanding - denominator	22,028,171	21,450,316

Net income (loss) per share	$0.11	$(0.07)

Diluted income per share
Net income for the period- numerator	$2,338,027	$(1,404,962)
Weighted average common stock outstanding - denominator	22,028,171	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	22,028,171	21,450,316

Diluted income (loss) per share	$0.11	$(0.07)

For the nine months ended September 30, 2019 and 2018, basic and diluted net income per share are calculated as follows:

	Nine Months Ended September 30,
	2019	2018
Basic income (loss) per share
Net income (loss) for the period – numerator	$65,502	$(5,381,244)
Weighted average common stock outstanding - denominator	22,028,171	21,450,316

Net income (loss) per share	$0.003	$(0.25)

Diluted income (loss) per share
Net income (loss) for the period - numerator	$65,502	$(5,381,244)
Weighted average common stock outstanding - denominator	22,028,171	21,450,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	22,028,171	21,450,316

Diluted income (loss) per share	$0.003	$(0.25)

For the three and nine months ended September 30, 2019, there were no securities with dilutive effect issued and outstanding.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Income Taxes

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

The provisions for income taxes for three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended
	September 30,
	2019	2018
Provision for Income Taxes
Current Tax Provision PRC	1,367,499	(82)
Deferred Tax Provision PRC	(594,594)	(538,149)
Total Provision for (Deferred tax benefit)/ Income Taxes	$772,905	$(538,231)

The provisions for income taxes for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended
	September 30,
	2019	2018
Provision for Income Taxes
Current Tax Provision U.S.	$14,747	$-
Current Tax Provision PRC	2,044,761	3,484
Deferred Tax Provision PRC	(1,853,728)	(1,629,706)
Total Provision for (Deferred tax benefit)/ Income Taxes	$205,780	$(1,626,222)

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

	September 30, 2019	December 31, 2018
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$8,250,025	$7,097,828
Impairment of property, plant and equipment	537,562	546,531
Miscellaneous	338,984	289,799
Net operating loss carryover of PRC company	376,888	342,933
Total deferred tax assets	9,503,459	8,277,091
Less: Valuation allowance	-	-
Total deferred tax assets, net	$9,503,459	$8,277,091

The following table reconciles the statutory rates to the Company’s effective tax rate for:

	Three Months Ended September 30,
	2019	2018
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	-	-
Effect of reconciling items in the PRC for tax purposes	(9.8)	2.7
Change in valuation allowance	-	-
Effective income tax rate	24.8%	27.7%

	Nine Months Ended September 30,
	2019	2018
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	-	-
Effect of reconciling items in the PRC for tax purposes	(5.0)	(1.8)
Change in valuation allowance	-	-
Effective income tax rate	75.9%	23.2%

During the three months ended September 30, 2019 and 2018, the effective income tax rate was estimated by the Company to be 24.8% and 27.7%, respectively. During the nine months ended September 30, 2019 and 2018, the effective income tax rate was estimated by the Company to be 75.9% and 23.2%, respectively.

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

(14) Stock Incentive Plans

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

(15) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,512 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $145,930 (RMB 1,000,000), for a total term of up to five years.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

September 30,	Amount
2020	134,787
2021	16,966
2022	16,966
2023	16,966
2024	16,966
Thereafter	123,005
Total operating lease payments	$325,656

Capital commitment

As of September 30, 2019, the Company has signed several contracts for improvement of Industrial Buildings. Total outstanding commitments under these contracts were $1,255,028 and $2,300,187 as of September 30, 2019 and December 31, 2018, respectively.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of September 30, 2019 and December 31, 2018, the Company guaranteed its long-term loan from financial institutions amounting to $4,382,926 (RMB31,000,000) that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

(16) Segment Reporting

Since March 10, 2010, Baoding Shengde started its operations and thereafter the Company manages its operations through three business operating segments: Dongfang Paper, which produces offset printing paper and corrugating medium paper, Hebei Tengsheng, which produces tissue paper, and Baoding Shengde, which produces digital photo paper. They are managed separately because each business requires different technology and marketing strategies.

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

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	September 30, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$31,364,795	$1,573,122	$-	$-	$-	$32,937,917
Gross profit	5,978,125	(603,393)	-	-	-	5,374,732
Depreciation and amortization	1,606,856	2,151,329	6	-	-	3,758,191
Interest income	1,317	47	49	-	-	1,413
Interest expense	194,992	-	41,995	-	-	236,987
Income tax expense(benefit)	1,324,462	(537,402)	(14,155)	-	-	772,905
Net income (loss)	3,968,168	(1,611,552)	(31,487)	13,777	(879)	2,338,027

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	September 30, 2018
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$26,723,863	$(206)	$-	$-	$26,723,657
Gross profit	1,259,143	200	-	-	1,259,343
Depreciation and amortization	3,285,570	177,133	-	-	3,462,703
Loss from disposal of property, plant and equipment	(237)	-	-	-	(237)
Interest income	5,155	67	-	-	5,222
Interest expense	329,889	42,387	-	-	372,276
Income tax expense(benefit)	(483,685)	(54,546)	-	-	(538,231)
Net income (loss)	(1,312,465)	(167,199)	74,702	-	(1,404,962)

	As of September 30, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$68,256,689	145,866,818	17,274,385	6,753	-	231,404,645

	Nine Months Ended
	September 30, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$81,228,917	$2,779,240	$-	$-	$-	$84,008,157
Gross profit	9,367,456	(1,277,061)	-	-	-	8,090,395
Depreciation and amortization	7,193,605	4,354,027	18	-	-	11,547,650
Loss from impairment and disposal of property, plant and equipment	-	-	-	-	-	-
Interest income	61,512	73	202	-	-	61,787
Interest expense	607,483	-	123,544	-	-	731,027
Income tax expense(benefit)	1,333,450	(1,087,850)	(54,567)	14,747	-	205,780
Net income (loss)	4,007,833	(3,591,696)	(103,709)	(277,444)	30,518	65,502

	Nine Months Ended
	September 30, 2018
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$61,747,219	$13,822	$-	$-	$61,761,041
Gross profit	3,582,830	(3,373)	-	-	3,579,457
Depreciation and amortization	10,315,762	557,774	-	-	10,873,536
Loss from disposal of property, plant and equipment	10,026	-	-	-	10,026
Interest income	32,323	318	-	-	32,641
Interest expense	1,050,837	132,432	-	-	1,183,269
Income tax expense(benefit)	(1,447,963)	(178,259)	-	-	(1,626,222)
Net income (loss)	(4,522,387)	(541,885)	(316,972)	-	(5,381,244)

	As of December 31, 2018
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$183,987,100	19,068,788	20,122	-	203,076,010

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17) Concentration and Major Customers and Suppliers

For the three months ended September 30, 2019, the Company had no single customer contributed over 10% of total sales.

For the three months ended September 30, 2018, the Company had no single customer contributed over 10% of total sales.

For the three months ended September 30, 2019, the Company had four major suppliers accounted for 71%, 13%, 4% and 4% of total purchases. For the three months ended September 30, 2018, the Company had three major suppliers accounted for 86%, 7% and 3% of total purchases.

For the nine months ended September 30, 2019, the Company had three major suppliers accounted for 77%, 10% and 4% of the total purchases. For the nine months ended September 30, 2018, the Company had three major suppliers which accounted for 85%, 4% and 3% of the total purchases.

(18) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of September 30, 2019 and December 31, 2018. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$70,692) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2019 and December 31, 2018, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB31,787,448 (US$4,494,260) as of September 30, 2019.

(19) Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(20) Recent Accounting Pronouncements

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

(21) Subsequent Event

On October 31, 2019, the shareholders of the Company at the Company’s Annual Shareholders General Meeting adopted and approved the 2019 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc. (the “2019 ISP”). Under the 2019 ISP, the Company has reserved a total of 2,000,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2019 and 2018 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue for the three months ended September 30, 2019 was $32,937,917, an increase of $6,214,260, or 23.25%, from $26,723,657 for the same period in the previous year. This was mainly due to the increase in sales volume of CMP, offset printing paper and tissue paper products, partially offset by the decrease in average selling price (ASP) of CMP and offset printing paper.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended September 30, 2019 was $32,937,917, an increase of $6,214,055, or 23.25%, from $26,723,862 for the third quarter of 2018. Total offset printing paper, CMP and tissue paper products sold during the three months ended September 30, 2019 amounted to 72,246 tonnes, an increase of 25,097 tonnes, or 53.23%, compared to 47,149 tonnes sold in the comparable period in the previous year. The increase of revenue of CMP and offset printing paper was due to the increase in sales volume of regular CMP and offset printing paper, partially offset by the decrease in average selling price (ASP) of CMP and offset printing paper. With the launch of PM8 in December 2018, the production and sales of tissue paper products have increased steadily in 2019. The changes in revenue dollar amount and in quantity sold for the three months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2019		September 30, 2018		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount
Regular CMP	47,487	$19,332,044	33,928	$19,218,620	13,559	$113,424	39.96%	0.59%
Light-Weight CMP	12,721	$5,017,008	12,319	$6,849,660	402	$(1,832,652)	3.26%	-26.76%
Total CMP	60,208	$24,349,052	46,247	$26,068,280	13,962	$(1,719,228)	30.19%	-6.60%
Offset Printing Paper	10,198	$7,037,582	902	$655,582	9,296	$6,382,000	1030.60%	973.49%
Tissue Paper Products	1,840	$1,551,283	-	$-	1,840	$1,551,283	%	%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	72,246	$32,937,917	47,149	$26,723,862	25,097	$6,214,055	53.23%	23.25%

Monthly sales revenue (excluding revenue from digital photo paper and tissue paper products) for the 24 months ended September 30, 2019, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended September 30, 2019 and 2018 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended September 30, 2018	$727	$566	$556	$-
Three Months ended September 30, 2019	$690	$407	$394	$843
Increase (Decrease) from comparable period in the previous year	$-37	$-159	$-162	$843
Decrease by percentage	-5.09%	-28.09%	-29.14%	-%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24-month period ended September 30, 2019:

Corrugating Medium Paper

Revenue from CMP amounted to $24,349,052 (73.92% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2019, representing a decrease of $1,719,228, or 6.60%, from $26,068,280 for the comparable period in 2018. The decrease was mainly due to the decrease in ASP of CMP.

We sold 60,208 tonnes of CMP in the three months ended September 30, 2019 as compared to 46,247 tonnes for the same period in 2018, representing a 30.19% increase in quantity sold.

ASP for regular CMP dropped from $566/tonne for the three months ended September 30, 2018 to $407/tonne for the three months ended September 30, 2019, representing a 28.09% decrease. ASP in RMB for regular CMP for the third quarter of 2018 and 2019 was RMB3,811 and RMB2,846, respectively, representing a 25.32% decrease. The quantity of regular CMP sold increased by 13,559 tonnes, from 33,928 tonnes in the third quarter of 2018 to 47,487 tonnes in the third quarter of 2019.

ASP for light-weight CMP decreased from $556/tonne for the three months ended September 30, 2018 to $394/tonne for the three months ended September 30, 2019, representing a 29.14% decrease. ASP in RMB for light-weight CMP for the third quarter of 2018 and 2019 was RMB3,712 and RMB2,758, respectively, representing a 25.70% decrease. The quantity of light-weight CMP sold increased by 402 tonnes, from 12,319 tonnes in the third quarter of 2018, to 12,721 tonnes in the third quarter of 2019.

We do not expect that there will be big swings in the market demand and ASPs for CMP and other packaging paper in the remaining months of 2019.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the third quarter of 2019 and 2018 were 53.19% and 38.79%, respectively, representing an increase of 14.40%.

Quantities sold for regular CMP that was produced by the PM6 production line from October 2017 to September 2019 are as follows:

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

Revenue from tissue paper products was $1,551,283 (4.71% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2019, representing an increase of $1,551,283, from $nil for the three months ended September 30, 2018. We sold 1,840 tonnes of tissue paper in the third quarter of 2019.

Offset Printing Paper

Revenue from offset printing paper was $7,037,582 (21.37% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2019, representing an increase of $6,382,000, or 973.49%, from $655,582 for the three months ended September 30, 2018. We sold 10,198 tonnes of offset printing paper in the third quarter of 2019, as compared to 902 tonnes in the comparable period of 2018, an increase of 9,296 tonnes, or 1030.60%.

ASPs for offset printing paper for the third quarter of 2018 and 2019 were $727 and $690, respectively, representing a 5.09% decrease. ASP in RMB for offset printing paper for the third quarter of 2018 and 2019 was RMB5,517 and RMB4,779, respectively, representing a 13.38% decrease. We do not expect that there will be big swings in the market demand and ASPs for offset printing paper in the remaining months of 2019.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended September 30, 2019 was $27,563,185, an increase of $2,098,465, or 8.24%, from $25,464,720 for the comparable period in 2018. This was mainly due to the increase in sales quantity of CMP, offset printing paper and tissue paper products, partially offset by the decrease in material costs.

Cost of sales for CMP was $20,711,656 for the quarter ended September 30, 2019, as compared to $24,787,540 for the comparable period in 2018. Average cost of sales per tonne for CMP decreased by 35.82%, from $536 in the third quarter of 2018 to $344 in the third quarter of 2019. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in third quarter of 2019 compared to the third quarter of 2018.

Cost of sales for offset printing paper was $4,696,459 for the quarter ended September 30, 2019, as compared to $677,180 for the comparable period in 2018. Average cost of sales per tonne of offset printing paper decreased by 38.62%, from $751 in the three months ended September 30, 2018, to $461 during the comparable period in 2019. The decrease in average cost of sales of offset printing paper was mainly due to the decrease in cost of recycled white scrap paper.

Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2019 and 2018 are summarized below:

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$16,493,658		$347	$18,285,837		$539	$(1,792,179)		$(192)	-9.80%	-35.62%
Light-Weight CMP	$4,217,998		$332	$6,501,703		$528	$(2,283,705)		$(196)	-35.12%	-37.12%
Total CMP	$20,711,656		$344	$24,787,540		$536	$(4,075,883)		$(192)	-16.44%	-35.82%
Offset Printing Paper	$4,696,459		$461	$677,180		$751	$4,019,279		$(290)	593.53%	-38.62%
Tissue Paper Products	$2,155,070		$1,171	-		$-	$2,155,070		$1,171	na	na
Total CMP, Offset Printing Paper and Tissue Paper	$27,563,185	$	n/a	$25,464,720	$	n/a	$2,098,465	$	n/a	8.24%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended September 30, 2019 were RMB 1,372/tonne (approximately $200/tonne) and RMB 1,770/tonne (approximately $258/tonne), as compared to RMB 2,353/tonne (approximately $360/tonne) and RMB 3,017/tonne (approximately $461/tonne) for the three months ended September 30, 2018. These changes (in US dollars) represent a year-over-year decrease of 44.44% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from October 2017 to September 2019 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 5% and 10.4% of total sales in third quarter of 2019, respectively, compared to 6% and 9% of total sales in third quarter of 2018. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended September 30, 2019 are summarized as follows:

Gross Profit

Gross profit for the three months ended September 30, 2019 was $5,374,732 (16.32% of the total revenue), representing an increase of $4,115,389, or 326.79%, from the gross profit of $1,259,343 (4.71% of the total revenue) for the three months ended September 30, 2018.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended September 30, 2019 was $5,374,731, an increase of $4,115,589, or 326.86%, from the gross profit of $1,259,142 for the three months ended September 30, 2018. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 11.61 percentage points, from 4.71% for the three months ended September 30, 2018, to 16.32% for the three months ended September 30, 2019.

Gross profit margin for regular CMP for the three months ended September 30, 2019 was 14.68%, or 9.83 percentage points higher, as compared to gross profit margin of 4.85% for the three months ended September 30, 2018.

Gross profit margin for light-weight CMP for the three months ended September 30, 2019 was 15.93%, or 10.85 percentage points higher, as compared to gross profit margin of 5.08% for the three months ended September 30, 2018.

Gross profit margin for offset printing paper was 33.27% for the three months ended September 30, 2019, an increase of 36.56 percentage points, as compared to -3.29% for the three months ended September 30, 2018.

Gross profit margin for tissue paper products was -38.92% for the three months ended September 30, 2019.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended September 30, 2019 are as follows:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 were $2,024,547, a decrease of $805,386, or 28.46% from $2,829,933 for the three months ended September 30, 2018. The decrease was mainly due to additional repair and maintenance costs incurred during the production suspension period in 2018.

Income (Loss) from Operations

Operating income for the quarter ended September 30, 2019 was $3,349,306, an increase of $4,919,659, or 313.28%, from loss from operations of $1,570,353 for the quarter ended September 30, 2018.

Other Income and Expenses

Interest expense for the three months ended September 30, 2019 decreased by $135,289, from $372,276 in the three months ended September 30, 2018, to $236,987. The Company had short-term and long-term interest-bearing loans and related party loans that aggregated $15,495,765 as of September 30, 2019, as compared to $24,915,688 as of September 30, 2018.

Net Income (Loss)

As a result and the factors discussed above, net income was $2,338,027 for the quarter ended September 30, 2019, representing an increase of $3,742,989, or 266.41%, from net loss of $1,404,962 for the quarter ended September 30, 2018.

Comparison of the nine months ended September 30, 2019 and 2018

Revenue for the nine months ended September 30, 2019 was $84,008,157, an increase of $22,247,116, or 36.02%, from $61,761,041 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2019 was $84,008,157, an increase of $22,260,938, or 36.05%, from $61,747,219 for the nine months ended September 30, 2018. This was mainly due to the increase in sales volume of CMP, offset printing paper and tissue paper products, which was partially offset by the decrease in ASP of Regular CMP and offset printing paper. Total quantities of offset printing paper, CMP and tissue paper products sold during the nine months ended September 30, 2019 amounted to 177,956 tonnes, an increase of 74,510 tonnes, or 72.03%, compared to 103,446 tonnes sold during the nine months ended September 30, 2018. Total quantities of CMP and offset printing paper sold increased by 69,813 tonnes in the nine months of 2019 as compared to the same period of 2018. We sold 4,697 tonnes of tissue paper products in the nine months of 2019. The increase was mainly due to the production suspension that took place from late January 2018 to March 13, 2018 due to a government-mandated restriction on the natural gas supply, and the launch of our PM8 production line in December 2018 for production and sales of tissue paper products. The changes in revenue and quantity sold for the nine months ended September 30, 2019 and 2018 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2019		September 30, 2018		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	121,774	$52,440,243	74,141	$43,433,636	47,633	$9,006,607	64.25%	20.74%
Light-Weight CMP	32,728	$13,692,911	23,114	$13,101,421	9,614	$591,490	41.59%	4.51%
Total CMP	154,502	$66,133,154	97,255	$56,535,057	57,247	$9,598,097	58.86%	16.98%
Offset Printing Paper	18,757	$13,274,547	6,191	$5,212,162	12,566	$8,062,385	202.97%	154.68%
Tissue Paper Products	4,697	$4,600,456	-	-	4,697	$4,600,456	%	%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	177,956	$84,008,157	103,446	$61,747,219	74,510	$22,260,938	72.03%	36.05%

ASPs for our main products in the nine-month period ended September 30, 2019 and 2018 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Nine Months Ended September 30, 2018	$842	$586	$567	$-
Nine Months Ended September 30, 2019	$708	$431	$418	$979.00
Decrease from comparable period in the previous year	$-134	$-155	$-149	$-
Decrease by percentage	-15.91%	-26.45%	-26.28%	-%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the nine months ended September 30, 2019 was $75,917,762, an increase of $17,753,372, or 30.52%, from $58,164,390 for the nine months ended September 30, 2018. This was mainly a result of the increase in volume sold, partially offset by decrease in cost of recycled paper board and recycled white scrap paper. Cost of sales for CMP was $60,759,533 for the nine months ended September 30, 2019, as compared to $52,994,747 in the same period of 2018. The increase in the cost of sales of $7,764,786 for CMP was mainly due to the increase in the quantities of CMP sold, partially offset by the decrease in cost of recycled paper board in the nine months of 2019. Average cost of sales per tonne for CMP decreased by 27.89%, from $545 for the nine months ended September 30, 2018, to $393 in the same period of 2019. The decrease was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for offset printing paper was $9,313,615 for the nine months ended September 30, 2019, as compared to $5,169,643 in the same period of 2018. Average cost of sales per tonne of offset printing paper decreased by 40.48%, from $835 in the nine months ended September 30, 2018, to $497 in the same period of 2019. The decrease was mainly attributable to lower average unit purchase costs (net of applicable value added tax) of recycled white scrap paper. Cost of sales for tissue paper products was $5,844,614 for the nine months ended September 30, 2019. Average cost of sales per tonne of tissue paper products was $1,244 for the nine months ended September 30, 2019.

Changes in cost of sales and cost per tonne by product for the nine months ended September 30, 2019 and 2018 are summarized below:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$48,038,937		$394	$40,560,764		$547	$7,478,174		$(153)	18.44%	-27.97%
Light-Weight CMP	$12,720,596		$389	$12,433,983		$538	$286,613		$(149)	2.31%	-27.70%
Total CMP	$60,759,533		$393	$52,994,747		$545	$7,764,786		$(152)	14.65%	-27.89%
Offset Printing Paper	$9,313,615		$497	$5,169,643		$835	$4,143,972		$(338)	80.16%	-40.48%
Tissue Paper Products	$5,844,614		$1,244	$-		$-	5,844,614		$1,244	%	%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$75,917,762	$	n/a	$58,164,390	$	n/a	$17,753,372	$	n/a	30.52%	n/a %

Gross Profit

Gross profit for the nine months ended September 30, 2019 was $8,090,395 (9.63% of the total revenue), representing an increase of $4,510,938, or 126.02%, from the gross profit of $3,579,457 (5.80% of the total revenue) for the nine months ended September 30, 2018. The increase was mainly due to (i) the increase in quantities sold of CMP, offset printing paper, tissue paper and (ii) the decrease of material purchase price of CMP and offset printing paper, partially offset by the decrease of ASP of these products.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2019 was $8,090,395, an increase of $4,507,566, or 125.81%, from the gross profit of $3,582,830 for the nine months ended September 30, 2018.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 3.83 percentage points, from 5.80% for the nine months ended September 30, 2018, to 9.63% for the nine months ended September 30, 2019.

Gross profit margin for regular CMP for the nine months ended September 30, 2019 was 8.39%, or 1.78 percentage points higher, as compared to gross profit margin of 6.61% for the nine months ended September 30, 2018.

Gross profit margin for light-weight CMP for the nine months ended September 30, 2019 was 7.10%, or 2.01 percentage points higher, as compared to gross profit margin of 5.09% for the nine months ended September 30, 2018.

Gross profit margin for offset printing paper was 29.84% for the nine months ended September 30, 2019, an increase of 29.02 percentage points, as compared to 0.82% for the nine months ended September 30, 2018.

Gross profit margin for tissue paper products for the nine months ended September 30, 2019 was -27.04%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $7,413,879, a decrease of $2,257,113, or 23.34% from $9,670,992 for the nine months ended September 30, 2018. The decrease was mainly due to the depreciation of idle equipment and additional repair and maintenance costs incurred during the suspension of production in the first quarter of 2018.

Income (Loss) from Operations

Operating income for the nine months ended September 30, 2019 was $707,034, an increase of $6,808,595, or 111.59%, from loss from operations of $6,101,561 for the nine months ended September 30, 2018. The increase in operating income was primarily due to the increase in gross profit and decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2019 decreased by $452,242, from $1,183,269 in the nine months ended September 30, 2018, to $731,027. The Company had short-term and long-term interest-bearing loans and related party loans that aggregated $15,495,765 as of September 30, 2019, as compared to $24,915,688 as of September 30, 2018.

Net Income (Loss)

As a result of the above, net income was $65,502 for the nine months ended September 30, 2019, representing an increase of $5,446,746, or 101.22%, from net loss of $5,381,244 for nine months ended September 30, 2018.

Accounts Receivable

Net accounts receivable decreased by $101,328, or 3.52%, to $2,775,304 as of September 30, 2019, as compared with $2,876,632 as of December 31, 2018. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 72.83% of total value of inventory as of September 30, 2019), semi-finished goods and finished goods. As of September 30, 2019, the recorded value of inventory increased by 139.79% to $7,010,419 from $2,923,516 as of December 31, 2018. As of September 30, 2019, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $3,947,903, approximately $3,535,586, or 857.49%, higher than the balance as of December 31, 2018. Due to the volatility of recycled paper board price, we reduced the Company’s inventory of recycled paper board in December 2018.

A summary of changes in major inventory items is as follows:

	September 30, 2019	December 31, 2018	$ Change	% Change
Raw Materials
Recycled paper board	$3,947,903	$412,317	3,535,586	857.49%
Recycled white scrap paper	757,479	611,861	145,618	23.80%
Tissue base paper	182,096	24,027	158,069	657.90%
Coal & gas	102,670	167,230	-64,561	-38.61%
Digital photo base paper and other raw materials	115,830	140,268	-24,439	-17.42%
Total Raw Materials	5,105,978	1,355,703	3,750,275	276.63%

Semi-finished Goods	347,158	-	347,158
Finished Goods	1,557,283	1,567,813	-10,529	-0.67%
Totals	$7,010,419	$2,923,516	4,086,903	139.79%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $857,218 as of September 30, 2019, a decrease of 3,414,452, or 79.93%, from $4,271,670 as of December 31, 2018. Accounts payable was $857,218 and $629,054 as of September 30, 2019 and December 31, 2018, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou were $nil and $3,642,616 as of September 30, 2019 and December 31, 2018, respectively. In January 2018, Bank of Cangzhou issued bank acceptance notes on our behalf for $3,642,616, which we paid off in January 2019.

Liquidity

As of September 30, 2019 the Company had current assets of $20,574,314 and current liabilities of $61,014,652 (including amounts due to related parties of $766,544 and interest payable for related party loans of $668,338), resulting in a working capital deficit of approximately $40,440,338; as of December 31, 2018, the Company had current assets of $24,158,872 and current liabilities of $29,634,267 (including amounts due to related parties of $1,030,790), resulting in a working capital deficit of approximately $5,475,395. The deficit as of September 30, 2019 was mainly attributed to the payable for acquisition of Hebei Tengsheng. On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng, to buy up 100% shares of Hebei Tengsheng with a purchase price of RMB 320 million (approximately $45 million). The payable will be due by December 25, 2019. If the amount is not fully paid off, the seller is offered an option to convert the outstanding amount to shares of the Company. As of September 30, 2019, acquisition payable was $43,507,826, which was included in the current liabilities in the consolidated balance sheet.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $145,930 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $303,202 and $203,188 as of September 30, 2019 and December 31, 2018, respectively, and such amounts were recorded as part of the current liabilities.

Capital Expenditure Commitment as of September 30, 2019

We finance our daily operations mainly by cash flows generated from our business operations. As of September 30, 2019, we had approximately $1 million in capital expenditure commitments that were mainly related to improvement of Industrial Buildings. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of September 30, 2019 was $4,805,861, a decrease of $7,311,564, from $12,117,425 as of December 31, 2018. The decrease of cash and cash equivalents for the nine months ended September 30, 2019 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $4,599,034 for the nine months ended September 30, 2019. The balance represented an increase of cash of $2,789,310, or 154.13%, from $1,809,724 provided for the nine months ended September 30, 2018. Net income for the nine months ended September 30, 2019 was $65,502, representing an increase of $5,446,746, or 101.22%, from a net loss of $5,381,244 for the nine months ended September 30, 2018. Changes in various asset and liability account balances throughout the nine months ended September 30, 2019 also contributed to the net change in cash from operating activities in nine months ended September 30, 2019. Chief among such changes is the decrease of accounts receivable in the amount of $16,894 during the nine months of 2019 and the decrease of notes payable in the amount of $3,648,250. There was also an increase of $4,307,754 in the ending inventory balance as of September 30, 2019 (a decrease to net cash for the nine months ended September 30, 2019 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $11,547,650. The Company also had a net decrease of $185,780 in prepayment and other current assets (an increase to net cash) and a net increase of $1,127,175 in other payables and accrued liabilities and related parties (an increase to net cash), as well as an increase in income tax payable of $1,155,880 (an increase to net cash) during the nine months ended September 30, 2019.

ii. Net cash used in investing activities

We incurred $6,449,181 in net cash expenditures for investing activities during the nine months of 2019, as compared to $1,812,280 for the same period of 2018. Payments in the nine months ended September 30, 2019 were for acquisition of Hebei Tengsheng and expenditures on improvement of industrial building.

iii. Net cash provided by financing activities

Net cash used in financing activities was $ 5,224,295 for the nine months ended September 30, 2019, as compared to net cash provided by financing activities in the amount of $764,760 financing activities for the nine months ended September 30, 2018. The decrease was mainly attributable to repayment of bank loans in the nine months ended September 30, 2018.

Short-term bank loans

		September 30,	December 31,
		2019	2018
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,079,730
Bank of Cangzhou	(b)	-	5,099,662
ICBC Loan 2	(c)	2,544,925	2,622,683
ICBC Loan 3	(d)	3,817,387	-
Total short-term bank loans		$6,362,312	$11,802,075

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

(c)	On November 22, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,544,925 and $2,622,683 as of September 30, 2019 and December 31, 2018, respectively. The working capital loan is secured by the Company’s land use right as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.741% per annum. The loan will be due by November 26, 2019.

(d)	On January 28, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $3,817,387 as of September 30, 2019. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by January 30, 2020.

As of September 30, 2019, there were guaranteed short-term borrowings of $6,362,312 and unsecured bank loans of $nil. As of December 31, 2018, there were guaranteed short-term borrowings of $11,802,075 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended September 30, 2019 and 2018 were approximately 4.77% and 5.59%, respectively. The average short-term borrowing rates for the nine months ended September 30, 2019 and 2018 were approximately 4.76% and 5.58%, respectively.

Long-term loans from credit union

As of September 30, 2019 and December 31, 2018, loans payable to Rural Credit Union of Xushui District, amounted to $7,012,682 and $7,197,808, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of September 30, 2019 and December 31, 2018, total outstanding loan balance was $1,215,909 and $1,253,060, respectively. Out of the total outstanding loan balance, current portion amounted were $113,108 and $87,423 as of September 30, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,102,801 and $1,165,637 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $4,313,899 and $5,782,640 as of September 30, 2019 and December 31, 2018, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of September 30, 2019 and December 31, 2018, the total outstanding loan balance was $3,534,617 and $3,642,615, respectively. Out of the total outstanding loan balance, current portion amounted were $127,246 and $101,993 as of September 30, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,407,371 and $3,540,622 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 26, 2017 to April 19, 2019. The loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment was due quarterly and bore a fixed rate of 0.6% per month. As of September 30, 2019 and December 31, 2018, the total outstanding loan balance was $nil and $2,302,133, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of September 30, 2019 and December 31, 2018, the total outstanding loan balance was $2,262,156 and $nil, respectively. Out of the total outstanding loan balance, current portion amounted were $70,692 and $nil as of September 30, 2019 and December 31, 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,191,464 and $nil are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2019 and 2018 were $214,907 and $328,955, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2019 and 2018 were $445,860 and $620,294, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $362,417 and $373,490 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,483,083 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of September 30, 2019 and December 31, 2018, approximately $42,415 and $43,711 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $16,966,167 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. As of September 30, 2019 and December 31, 2018, the outstanding loan balance were $2,120,771 and $2,185,569, respectively, and the accrued interest was $263,506 and $200,253, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2019 and December 31, 2018, total amount of loans due to Mr. Zhenyong Liu were $2,120,771 and $2,185,569, respectively. The interest expense incurred for such related party loans are $23,234 and $62,130 for the three months ended September 30, 2019 and 2018, respectively. The interest expenses incurred for such related party loans are $71,415 and $252,829 for the nine months ended September 30, 2019 and 2018, respectively. The accrued interest owed to the CEO was approximately $668,338 and $617,454, as of September 30, 2019 and December 31, 2018, respectively, which was recorded in other payables and accrued liabilities.

As of September 30, 2019 and December 31, 2018, amount due to shareholder are $319,129 and $210,148, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended September 30, 2019 and 2018, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2019 and December 31, 2018 to translate the Chinese RMB to the U.S. Dollars are 7.0729:1 and 6.8632:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.8526:1, and 6.5380:1 for the nine months ended September 30, 2019 and 2018, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,382,926 (RMB31,000,000), which matures at various times in in 2018 -2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2019.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

Information about risk factors for the three months ended September 30, 2019, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2018 Annual Report on Form 10-K.

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

IT TECH PACKAGING, INC.

Date: November 7, 2019	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)