Form 10-K
period 2019-12-31
IT TECH PACKAGING, INC.
filed 2020-03-23
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (86) 312-8698215

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ITP	NYSE MKT LLC

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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2019 was approximately $11,586,590 based upon 16,319,141 shares of common stock held by non-affiliates and the closing price of the common stock of $0.71 on June 28, 2019.

As of March 23, 2020, there were 22,054,816 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

INTRODUCTION

In this annual report, “IT Tech Packaging,” “the Company,” “we,” “our” or “us” refer to IT Tech Packaging, Inc., and unless the context requires otherwise, includes its subsidiaries and its controlled entity, Hebei Baoding Dongfang Paper Milling Company Limited (“Dongfang Paper”). “Baoding Shengde” means our PRC subsidiary Baoding Shengde Paper Co., Ltd.

All references to “RMB” or “Renminbi” refer to the legal currency of China; all references to “US$,” “dollars,” “U.S. dollars” and “$” refer to the legal currency of the United States.

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income and our audited consolidated balance sheets as of December 31, 2018 and 2019.

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

ii

PART I

Item 1. Business

Corporate History

IT Tech Packaging, Inc. (the “Company”) was incorporated in the State of Nevada on December 9, 2005, under the name “Carlateral, Inc.” Through the steps described below, we became the holding company for Hebei Baoding Dongfang Paper Milling Company Limited (“Dongfang Paper”), a producer and distributor of paper products in China, on October 29, 2007, and effective December 21, 2007, we changed our name to “Orient Paper, Inc.”.

Effective on August 1, 2018, we changed our corporate name to IT Tech Packaging, Inc. The name change was effected through a parent/subsidiary short-form merger of IT Tech Packaging, Inc., our wholly-owned Nevada subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. In connection with the name change, our common stock began being traded under a new NYSE symbol, “ITP,” at such time.

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

The call option agreement, entered into by and between Baoding Shengde, Dongfang Paper and the shareholders of Dongfang Paper, provides that the shareholders of Dongfang Paper irrevocably grant to Baoding Shengde an option to purchase all or part of each shareholder’s equity interest in Dongfang Paper. The exercise price for the options shall be RMB yuan for each of the shareholders’ equity interests, or if at any time there are PRC laws regulating the minimum exercise price of such options, then to the extent permitted under PRC Law. The call option agreement contains covenants from Dongfang Paper and its shareholders that they will refrain from taking certain actions without Baoding Shengde’s consent that would materially affect Dongfang Paper’s operations and asset value, including (i) supplementing or amending its articles of association or bylaws, (ii) changing Dongfang Paper’s registered capital or shareholding structure, (iii) selling, transferring, mortgaging or disposing of any interests in Dongfang Paper’s assets or income, or encumbering Dongfang Paper’s assets or income in a way that would approve a security interest on such assets, (iv) incurring or guaranteeing any debts not incurred in its normal business operations, (v) entering into any material contract or urging Dongfang Paper management to dispose of any Dongfang Paper assets, unless it is within the company’s normal business operations; (vi) providing any loan or guarantee to any third party; (vii) appointing or removing any management personnel or directors that can be changed upon Dongfang Paper shareholder approval; (viii) declaring or distributing any dividends to the stockholders.  The agreement remains effective until Baoding Shengde or its designees have acquired 100% of the equity interests of Dongfang Paper underlying the options.

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

Base Tissue Paper

While we make tissue paper products, we currently purchase paper pulp from suppliers and use it to manufacture base tissue paper directly.

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM6”) production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2019, corrugating medium paper comprised approximately 85.61% of our total paper production quantities and roughly 77.22% of our total revenue.  Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of a renovated PM1 production line. The renovated PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used as a construction material for wall and floor insulation or to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging that requires light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry.  Offset printing paper comprised approximately 11.68% of our total paper production quantities and approximately 17.38% of our total sales revenue for the year ended December 31, 2019.  Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018 and November 2019, we completed the construction, installation and test of operation of PM8 and PM9, respectively, and commercially launched tissue paper production of PM8 and PM9 at such time. Tissue paper products comprised approximately 2.71% of our total paper production quantities and approximately 5.4% of our total sales revenue for the year ended December 31, 2019.

Market for our Products

The PRC Paper Making Industry

According to the 2018 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 2,700 paper and paper board manufacturers (down from 3,700 in 2010) in China, with a total output of 104.35 million tonnes, down by 6.24% from 111.30 million tonnes in 2017. Total domestic consumption was 104.39 million tonnes in 2018, down by 4.20% from 108.97 million tonnes in 2017.

Compared with 2009, output in 2018 increased by approximately 20.78% and consumption grew by approximately 21.82%. The output of paper and paper board maintained an average growth rate of approximately 2.12% during the ten-year period from 2009 to 2018, while consumption increased at an average annual rate of 2.22%. The growth is expected to continue. It is estimated that China currently has the largest paper and paper board products output and consumption in the world. (Data source: 2018 Annual Report of China Paper Manufacturing, September 2019, China Paper Association)

Data source: 2018 Annual Report of China’s Paper Industry, September 2019, China Paper Association

Corrugating medium paper production in China totaled 21.05 million tonnes in 2018, a 9.85% decrease from 2017. Consumption of corrugating medium paper in China amounted to 22.13 million tonnes in 2018, a decrease of 7.64% as compared to 2017.

Uncoated offset printing paper production in China totaled 17.50 million tonnes in 2018, a 2.23% decrease from 2017. Consumption of uncoated offset printing paper in China amounted to 17.51 million tonnes in 2018, an increase of 0.40% as compared to 2017.

The paper making industry in China is concentrated in the east coast provinces. The largest paper production capacities by province for 2017 and 2018 (the most recent year for which relevant information is available) are summarized in the table below. The three provinces with largest capacities showed moderate increases in paper production capacities; provinces with smaller capacities, such as, Chongqing, Hubei and Fujian, showed noticeable increases as well.

Province	2017 Capacity (10k tonnes)	2018 Capacity (10k tonnes)	% Change
Guangdong	1,885	1,815	(3.71)
Shandong	1,875	1,810	(3.47)
Zhejiang	1,711	1,510	(11.75)
Jiangsu	1,253	1,141	(8.94)
Fujian	758	750	(1.06)
Henan	568	490	(13.73)
Hubei	267	325	21.72
Anhui	302	305	0.99
Chongqing	309	288	(6.80)
Sichuan	221	245	10.86

Data Sources: 2018 Annual Report of China’s Paper Industry, September 2019, China Paper Association

Customers

We generally sell our corrugating medium paper to companies making corrugating cardboards and offset printing paper to printing companies. Our largest customer is a packaging company in Tianjin City. Our total corrugating medium and offset printing paper revenue in 2019 was primarily derived from customers in Tianjin, Hebei Province and Shandong Province.

For the year ended December 31, 2019, four major customers who individually accounted for more than 5% of our total sales revenue are as follows:

	2019 Sales Amount (USD$, net of applicable VAT)	% of Total Revenue
Company A (Tianjin)	6,379,354	5.42%
Company B (Hebei)	6,373,309	5.42%
Company C (Shandong)	6,361,487	5.41%
Company D (Hebei)	6,251,967	5.32%
Total Major Customers	25,366,107	21.57%

Nine of our top-ten customers of 2019 are also in the top-ten customer list in 2018, representing 35% of the 2019 top-ten customer sales.

Target Market

We target corporate customers in the middle range of the marketplace, where, with solid quality and competitive pricing, we see potential for high volume growth for corrugating medium paper and offset printing paper. Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2019, we had six PM production lines in operation and are in the process of launching one more that are designated as PM7. These production lines include the followings:

PM#	Paper Product Produced	Designed Capacity (tonnes/year)	Owned by	Operated by	Status as of December 31, 2019
PM1	Corrugating Medium Paper	60,000	Dongfang Paper	Dongfang Paper	In production
PM2	Offset Printing Paper	50,000	Dongfang Paper	Dongfang Paper	In production
PM3	Offset Printing Paper	40,000	Dongfang Paper	Dongfang Paper	In production
PM4	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM5	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM6	Corrugating Medium Paper	360,000	Baoding Shengde	Dongfang Paper***	In production
PM7*	Specialty paper	10,000	Dongfang Paper	Dongfang Paper	Under renovation and preparing for launch by the end of 2020
PM8	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production
PM9	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production.

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

We have implemented a plan to renovate one of the old production lines that has been idle since the end of 2007. We previously made paper with anti-counterfeit features from that production line. When the renovation is completed, we intend to use the renovated production line to produce high-profit margin specialty papers. Our current plan is to complete the renovation project, put in place a new production and marketing team and launch the renovated production line as PM7 by the end of 2020.

On November 27, 2012, we signed a 15-year lease relating to approximately 49.4 acres of land in the Economic Development Zone in Wei County, Hebei Province, China for the purpose of developing a new tissue paper production plant. We plan to build two tissue paper production lines, each with 15,000 tonnes/year capacity, and other packaging facilities and infrastructures on the leased land. In December 2012, we signed a contract with an equipment contractor in Shanghai to build PM8, the first of our two tissue paper production lines in Wei County. In December 2018 and November 2019, we completed the construction,installation and test of operation of PM8 and PM9, respectively and commercially launched tissue paper productions of PM8 and PM9 at such time.

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

We sign annual raw materials supplier contracts with our suppliers.  Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials.  For the year ended December 31, 2019, we had two large suppliers which accounted for approximately 74% and 12% of our total purchases, respectively.

For the year ended December 31, 2019, two major suppliers who individually accounted for more than 5% of our total purchase are as follows:

	2019 Purchase Amount (USD$, net of applicable VAT)	% of Total Purchase
Company A (Baoding)	67,190,316	74%
Company B (Baoding)	10,888,467	12%
Total Major Suppliers	78,078,783	86%

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

Research and Development

Our R&D activities are carried out by a task force led by a group of senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians.  The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling, digital photo paper and tissue paper manufacturing) to R&D expenses. Our R&D efforts in 2019 has focused on evaluating and developing new products that are in the pipeline for 2019 and included developing and improving the manufacturing process of Light-Weight CMP and the production and packaging technology of tissue paper.

One of our production lines, PM7, is under renovation. Since the fourth quarter of 2010, we have spent approximately $1.57 million in machine parts and new components to renovate this production line, with which we expect to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the specialty papers, we cannot guarantee the launch of the specialty paper production (which is tentatively scheduled by the end of 2020) or the success of such renovation.

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

Employees

As of December 31, 2019, we have approximately 428 full time employees. The Company provides private insurance coverage for any workplace accident or injury for all the operators of paper milling machinery in the workshops. These employees are organized into a labor union under the labor laws of the PRC and have collective bargain power against us. We generally maintain good relations with our employees and the labor union.

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

Executive Officers

For information regarding our executive officers as of March 23, 2020, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

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

Dongfang Paper commenced its current line of business operations in 1996 and received its initial Pollution Discharge Permit in September 1996, which must be renewed every year for Dongfang Paper to stay in business. Although we have never had problem renewing the Pollution Discharge Permit, we cannot guarantee automatic renewal every year. In addition, Baoding Shengde commenced its current line of business operations in 2009. Therefore, our operating history may not provide a more meaningful basis on which to evaluate its business. We cannot assure you that Dongfang Paper or Baoding Shengde will not incur net losses in the future. We expect that operating expenses of Dongfang Paper and Baoding Shengde will increase as they expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

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

Our success is, to a certain extent, attributable to the management, sales and marketing, and paper factory operational expertise of key personnel. Zhenyong Liu, our Chief Executive Officer and Chairman of the Board, Jing Hao, our Chief Financial Officer, Dahong Zhou, our Secretary, and Shuting Liang, Dongfang Paper’s General Engineer, Gengqi Yang, Dongfang Paper’s Vice President of Sales and Marketing, Xuetao Chen, Dongfang Paper’s Vice President of Environmental Protection and Xiaodong Liu, Baoding Shengde’s General Manager, perform key functions in the operation of our business. There can be no assurance that IT Tech Packaging, Dongfang Paper or Baoding Shengde will be able to retain these officers after the term of their employment contracts expire. The loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We do not carry key man life insurance for any of our key personnel or personnel nor do we foresee purchasing such insurance to protect against a loss of key personnel and personnel.

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

We replaced all the coal boilers with natural gas boiler in September 2017, but due to the gas consumption rise significantly, the government will from time to time issue mandated restriction/suspension of natural gas supply for all natural gas consumption industries, including the paper manufacturing industry in order to secure adequate natural gas to households uses in urban and rural areas. We are subject to the risks of natural gas supply restriction and above-mentioned factors. As a result, our business, financial condition and operating results could suffer.

A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our net income.

Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

●	maintenance outages;
●	prolonged power failures;
●	an equipment failure, including any malfunction of our waste water treatment facilities;
●	disruption in the supply of raw materials, such as wood fiber, energy, or chemicals;
●	a chemical spill or release;
●	closure because of environmental-related concerns;
●	explosion of a boiler;
●	the effect of a drought or reduced rainfall on our water supply;
●	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks, and tunnels;
●	fires, floods, earthquakes, hurricanes, epidemic or other catastrophes;
●	terrorism or threats of terrorism;
●	labor difficulties; or
●	other operational problems.

If any of the abovementioned events were to occur, we may be unable to meet customer demand, which may adversely affect our sales and net income.

Our certificates, permits, and licenses related to our papermaking operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for its failure to maintain a valid permit. We renewed our Pollution Discharge Permit in June 2017. Our latest permit is effective from June 28, 2017 through June 27, 2020. An application to renew will be filed by us with the local environment protection agency before the expiration.

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

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than three decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

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

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. In 2019, China’s Gross Domestic Product (“GDP”) growth rate was 6.1% as compared to 6.6% in 2018. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business. Despite the slowdown of China’s GDP growth rate, sales revenue for our CMP and offset printing paper in 2019 increased by approximately 11.31% and 297.83%, respectively, as compared to 2018.

Additionally, while the PRC economy experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2019, $1 is converted into 6.9762 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Dongfang Paper’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus, if we raise 1,000,000 U.S. dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,929,770 as opposed to RMB 6,976,200 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus, if Dongfang Paper has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $143,345 as opposed to $168,640 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 1.65% depreciation of the Renminbi against the U.S. dollar as of December 31, 2019. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant depreciation of the Renminbi against the U.S. dollar.

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

Because of uncertainty over the interpretation of Circular 37, we cannot assure you that, if challenged by government agencies, the structure of our organization has fully complied with all applicable registrations or approvals required by Circular 37. Moreover, because of uncertainty over how Circular 37 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. A failure by such PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 37, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

As of December 31, 2019, there were 22,054,816 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 23.42% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 23.42% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE MKT.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2019, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

The land of the second production base (the “Xingtai Paper Mill”), comprising 300 mu, or approximately 50 acres, of land, is leased from Hebei Tengsheng Paper Co., Ltd. pursuant to a 15 year lease that expires November 27, 2027.  The lease requires an annual payment of approximately $542,675 (RMB 3,600,000) due by November 27 every year. On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd.(“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. Upon full payment of the consideration in the amount of RMB 320 million (approximately $45 million), Hebei Tengsheng will become a wholly owned subsidiary of Dongfang Paper that manufactures and sells tissue paper products.

The office building and essentially all industrial-use buildings at our headquarters (the “Industrial Buildings”) are leased to us by a related party Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), for a term of up to three years starting August 2013, with an annual rental payment of approximately $150,745 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016 and August 6, 2018, the Company entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022, with the same rental payment as original lease agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Sale of Headquarters Real Properties to a Related Party.”

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

As of December 31, 2019, our facilities include a total of 9 production lines, among which PM7 is currently idle and under renovation, and PM4 and PM5 (both for digital photo paper) has been suspended, nine warehouses, two office buildings, two cafeterias, and five dormitories.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

IT Tech Packaging’s common stock is traded on the NYSE MKT exchange under the symbol “ITP”.

As of March 23, 2020, we had approximately 3,100 shareholders of record of our common stock.

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

On August 14, 2019, the Company’s Annual General Meeting approved the 2019 Incentive Stock Plan (the “2019 ISP”). Under the 2019 ISP, the Company may grant an aggregate of 2,000,000 shares of the Company’s common stock to the Company’s directors, officers, employees or consultants. Specifically, the Board and/or the Compensation Committee have authority to (a) grant, in its discretion, Incentive Stock Options or Non-statutory Options, Stock Awards or Restricted Stock Purchase Offers; (b) determine in good faith the fair market value of the stock covered by any grant; (c) determine which eligible persons shall receive grants and the number of shares, restrictions, terms and conditions to be included in such grants; and (d) make all other determinations necessary or advisable for the 2019 ISP’s administration.

All shares of common stock under the 2011, 2012 and 2015 ISPs, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2019, has been issued. No shares of restricted common stock under the 2019 ISP was issued..

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial statements of the Company. The selected consolidated statements of income and comprehensive income data for the years ended December 31, 2018 and 2019, and the selected consolidated balance sheet data as of December 31, 2018 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this annual report. Our selected consolidated statements of income and comprehensive income data for the year ended December 31, 2015, 2016 and 2017 and the selected consolidated balance sheet data as of December 31, 2015, 2016 and 2017 have been derived from our audited consolidated financial statements not included in this annual report. Our historical results do not necessarily indicate results expected for any future periods. The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Year Ended December 31,
	2019	2018	2017	2016	2015
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME DATA	(in thousands, except per share data)
Revenues	$117,615	$86,747	$117,024	$134,745	$135,303
Gross profit	$13,680	$5,820	$19,956	$25,532	$27,861
Selling, general and administrative expenses	$9,782	$13,098	$11,307	$12,402	$9,664
Gain (Loss) from impairment and disposal of property, plant and equipment	$-	$(3,904)	$(3,968)	$(178)	$-
Income from operations	$3,929	$(11,182)	$4,680	$12,952	$18,197
Depreciation	$15,304	$14,291	$14,634	$15,288	$13,399
Interest expense	$926	$1,492	$2,434	$2,621	$3,158
Net Income (Loss)	$2,221	$(10,546)	$1,660	$7,313	$11,542
Basic and Diluted Earnings (Losses) per Share	$0.10	$(0.49)	$0.16	$0.34	$0.57

CONSOLIDATED BALANCE SHEETS DATA
Cash and bank balances	$5,838	$8,475	$2,896	$2,333	$2,642
Accounts receivable, net	$3,119	$2,877	$1,844	$3,894	$1,904
Inventories	$1,607	$2,924	$8,474	$5,632	$9,205
Property, plant, and equipment, net	$151,617	$167,830	$189,389	$187,690	$206,191
Total assets	$190,198	$203,076	$218,989	$208,378	$238,627
Total liabilities	$24,203	$36,526	$33,664	$35,622	$62,817
Total stockholders’ equity	$165,995	$166,550	$185,325	$172,755	$175,809

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this annual report.

Results of Operations

Revenue for the year ended December 31, 2019 was $117,614,886, an increase of $30,868,128, or 35.58%, from $86,746,758 for the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the year ended December 31, 2019 was $117,613,736, an increase of $30,880,600, or 35.60%, from $86,733,136 for the year ended December 31, 2018. This was mainly due to the increase in sales volume of CMP, offset printing paper and tissue paper, which was partially offset by the decrease in ASP of CMP and offset printing paper.

Total quantities of offset printing paper, CMP and tissue paper products sold during the year ended December 31, 2019 amounted to 250,144 tonnes, an increase of 93,295 tonnes, or 59.48%, compared to 156,849 tonnes sold during the year ended December 31, 2018. Total quantities of CMP and offset printing paper sold increased by 86,505 tonnes in the year of 2019 as compared to 2018. We sold 6,790 tonnes of tissue paper products in the year of 2019. The increase was mainly due to the production suspension that took place from late January 2018 to March 13, 2018 due to a government-mandated restriction on the natural gas supply, and the launch of our PM8 production line in December 2018 for production and sales of tissue paper products. The changes in revenue and quantity sold for the year ended December 31, 2019 and 2018 are summarized as follows:

	Year Ended		Year Ended				Percentage
	December 31, 2019		December 31, 2018		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	168,837	$72,050,122	116,012	$63,199,071	52,825	$8,851,051	45.53%	14.01%
Light-Weight CMP	45,310	$18,776,316	34,646	$18,397,173	10,664	$379,143	30.78%	2.06%
Total CMP	214,147	$90,826,438	150,658	$81,596,244	63,489	$9,230,194	42.14%	11.31%
Offset Printing Paper	29,207	$20,436,130	6,191	$5,136,892	23,016	$15,299,238	371.77%	297.83%
Tissue Paper Products	6,790	$6,351,168	-	-	6,790	$6,351,168	%	%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	250,144	$117,613,736	156,849	$86,733,136	93,295	$30,880,600	59.48%	35.60%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended December 31, 2019, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2019 and 2018 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Year Ended December 31, 2018	$830	$545	$531	$-
Year Ended December 31, 2019	$700	$427	$414	$935
Decrease from comparable period in the previous year	$-130	$-118	$-117	$-
Decrease by percentage	-15.66%	-21.65%	-22.03%	-%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of digital photo paper and tissue paper products) for the 24 month period ended December 31, 2019:

Corrugating Medium Paper

Revenue from CMP amounted to $90,826,438 (77.22% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2019, representing an increase of $9,230,194, or 11.31%, from $81,596,244 during 2018.

We sold 214,147 tonnes of CMP in the year ended December 31, 2019 as compared to 150,658 tonnes in the year ended December 31, 2018, representing a 42.14% increase in quantity sold.

ASP for regular CMP dropped from $545/tonne in 2018 to $427/tonne in 2019, representing a 21.65% decrease. ASP in RMB for regular CMP in 2018 and 2019 was RMB3,614 and RMB2,942, respectively, representing a 18.59% decrease. The quantity of regular CMP sold increased by 52,825 tonnes, from 116,012 tonnes in 2018 to 168,837 tonnes in 2019.

ASP for light-weight CMP dropped from $531/tonne in 2018 to $414/tonne in 2019, representing a $22.03% decrease. ASP in RMB for light-weight CMP in 2018 and 2019 was RMB3,523 and RMB2,857, respectively, representing a 18.90% decrease. The quantity of light-weight CMP sold increased by 10,664 tonnes, from 34,646 tonnes in 2018, to 45,310 tonnes in 2019.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the year ended December 31, 2019 and 2018 were 46.68% and 32.54%, respectively, representing an increase of 14.14%.

Quantities sold for regular CMP that was produced by the PM6 production line from January 2018 to December 2019 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $20,436,130 (17.38% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2019, representing an increase of $15,299,238, or 297.83%, from $5,136,892 in 2018. We sold 29,207 tonnes of offset printing paper in the year ended December 31, 2019, compared to 6,191 tonnes in 2018, an increase of 23,016 tonnes, or 371.77%. ASPs for offset printing paper in the year ended December 31, 2018 and 2019 was $830/tonne and $700/tonne, respectively, representing a 15.66% decrease. ASP in RMB for offset printing paper for the year ended December 31, 2018 and 2019 was RMB5,504 and RMB4,824, respectively, representing a 12.35% decrease.

Tissue Paper Products

We produce tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018 and November 2019, we completed the construction, installation and test of operation of our PM8 and PM9 production lines. We launched the complete line of processing base tissue paper with designated capacity of 15,000 tonnes/year, and producing finished tissue paper products with designated capacity of 10,000 tonnes/year.

Revenue from tissue paper products was $6,351,168 (5.40% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2019, representing an increase of $6,351,168 from $nil in 2018. We sold 6,790 tonnes of tissue paper products in the year of 2019.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the year ended December 31, 2019 was $103,922,414, an increase of $23,013,001, or 28.44%, from $80,909,412 for the year ended December 31, 2018. This was mainly a result of the increase in volume sold, partially offset by the decreases in costs of recycled paper board and recycled white scrap paper. Cost of sales for CMP was $81,511,234 for the year ended December 31, 2019, as compared to $75,811,876 in 2018. The increase in the cost of sales of $5,699,359 for CMP was mainly due to the increase in the quantities of CMP sold, partially offset by the decrease in cost of recycled paper board in the year of 2019. Average cost of sales per tonne for CMP decreased by 24.25%, from $503 for the year ended December 31, 2018, to $381 in 2019. The decrease was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for offset printing paper was $14,061,771 for the year ended December 31, 2019, as compared to $5,097,537 in 2018. Average cost of sales per tonne of offset printing paper decreased by 41.56%, from $823 in the year ended December 31, 2018, to $481 in 2019. The decrease was mainly attributable to lower average unit purchase costs (net of applicable value added tax) of recycled white scrap paper. Cost of sales for tissue paper products was $8,349,409 for the year ended December 31, 2019. Average cost of sales per tonne of tissue paper products was $1,230 for the year ended December 31, 2019.

Changes in cost of sales and cost per tonne by product for the year ended December 31, 2019 and 2018 are summarized below:

	Year Ended			Year Ended						Change in
	December 31, 2019			December 31, 2018			Change in			percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$64,636,452		$383	$58,342,301		$503	$6,294,151		$(120)	10.79%	-23.86%
Light-Weight CMP	$16,874,783		$372	$17,469,575		$504	$(594,792)		$(132)	-3.40%	-26.19%
Total CMP	$81,511,234		$381	$75,811,876		$503	$5,699,359		$(122)	7.52%	-24.25%
Offset Printing Paper	$14,061,771		$481	$5,097,537		$823	$8,964,234		$(342)	175.85%	-41.56%
Tissue Paper Products	$8,349,409		$1,230	$-		$-	8,349,409		$1,230	%	%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$103,922,414	$	n/a	$80,909,412	$	n/a	$23,013,001	$	n/a	28.44%	n/a%

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper for the year ended December 31, 2019 were RMB 1,536/tonne (approximately $223/tonne) and RMB 1,855/tonne (approximately $269/tonne), respectively, as compared to RMB 2,079/tonne (approximately $313/tonne) and RMB 3,013/tonne (approximately 454/tonne) for the year ended December 31, 2018, respectively. These changes (in US dollars) represent a year-over-year decrease of 28.75% for the unit purchase cost of recycled paper board and a year-over-year decrease of 40.75% for the unit purchase cost of recycled white scrap paper. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from January 2018 to December 2019 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 6% and 10.3% of total sales in 2019, respectively, compared to 6% and 9.5% of total sales 2018.The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2019 are summarized as follows:

Energy Cost to Total Sales
January 2018 Through December 2019
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
2018_Jan
2018_Feb
2018_Mar
2018_Apr
2018_May
2018_Jun
2018_Jul
2018_Aug
2018_Sep
2018_Oct
2018_Nov
2018_Dec
2019_Jan
2019_Feb
2019_Mar
2019_Apr
2019_May
2019_Jun
2019_Jul
2019_Aug
2019_Sep
2019_Oct
2019_Nov
2019_Dec
Month
Electricity Cost to Total Sales
Coal Cost to Total Sales
Gas cost to Total Sales
Total Energy Cost to Total Sales

Gross Profit

Gross profit for December 31, 2019 was $13,679,518 (11.63% of the total revenue), representing an increase of $7,859,117, or 135.03%, from the gross profit of $5,820,401 (6.71% of the total revenue) for the year ended December 31, 2018. The increase was mainly due to (i) the increase in quantities sold of CMP, offset printing paper and tissue paper and (ii) the decrease of material purchase price of CMP and offset printing paper, partially offset by the decrease of ASP of these products.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the year ended December 31, 2019 was $13,691,322, an increase of $7,867,598, or 135.10%, from the gross profit of $5,823,724 for the year ended December 31, 2018. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 4.93 percentage points, from 6.71% for the year ended December 31, 2018, to 11.64% for the year ended December 31, 2019.

Gross profit margin for regular CMP for the year ended December 31, 2019 was 10.29%, or 2.61 percentage points higher, as compared to gross profit margin of 7.68% for the year ended December 31, 2018. Such increase was primarily due to decrease of material purchase price, partially offset by the decrease in ASP of regular CMP.

Gross profit margin for light-weight CMP for the year ended December 31, 2019 was 10.13%, or 5.09 percentage points higher, as compared to gross profit margin of 5.04% for the year ended December 31, 2018.

Gross profit margin for offset printing paper was 31.19% for the year ended December 31, 2019, an increase of 30.42 percentage points, as compared to 0.77% for the year ended December 31, 2018. Such increase was mainly due to the decrease of purchase price of recycled white scrap paper, partially offset by the decrease in ASP of offset printing paper.

Gross profit margin for tissue paper products for the year ended December 31, 2019 was -31.46%.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2019 are as follows:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2019 were $9,781,719, a decrease of $3,316,654, or 25.32% from $13,098,373 for the year ended December 31, 2018. The decrease was mainly due to additional repair and maintenance costs incurred during the production suspension period and depreciation of idle fixed assets in 2018.

Income (Loss) from Operations

Operating income for the year ended December 31, 2019 was $3,897,799, an increase of $15,080,113, or 134.86%, from loss from operations of $11,182,314 for the year ended December 31, 2018. The increase in operating loss was primarily due to the increase in gross profit and the decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the year ended December 31, 2019 decreased by $565,751, from $1,492,119 in the year ended December 31, 2018, to $926,368. The Company had short-term and long-term interest-bearing loans and related party loans that aggregated $15,137,181 as of December 31, 2019, as compared to $21,185,452 as of December 31, 2018.

Net Income (Loss)

As a result of the above, net income was $2,221,182 for the year ended December 31, 2019, representing an increase of $12,766,866, or 121.06%, from net loss of $10,545,684 for year ended December 31, 2018.

Accounts Receivable

Net accounts receivable increased by $242,679, or 8.44%, to $3,119,311 as of December 31, 2019, as compared with $2,876,632 as of December 31, 2018. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 23.04% of total value of inventory as of December 31, 2019), semi-finished goods and finished goods. As of December 31, 2019, the recorded value of inventory decreased by 43.63% to $1,647,882 from $2,923,516 as of December 31, 2018. As of December 31, 2019, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $40,032, approximately $372,285, or 90.29%, lower than the balance as of December 31, 2018. Due to the volatility of recycled paper board and recycled white scrap paper price, we maintained a minimum level of inventory of raw materials at the end of the year.

A summary of changes in major inventory items is as follows:

	December 31,	December 31,
	2019	2018	$ Change	% Change
Raw Materials
Recycled paper board	$40,032	$412,317	-372,285	-90.29%
Recycled white scrap paper	10,541	611,861	-601,320	-98.28%
Tissue base paper	182,096	24,027	158,069	657.90%
Coal & gas	41,675	167,230	-125,555	-75.08%
Digital photo base paper and other raw materials	111,838	140,268	-28,430	-20.27%
Total Raw Materials	386,182	1,355,703	-969,521	-71.51%

Semi-finished Goods	83,266	-	83,266
Finished Goods	1,212,849	1,567,813	-354,964	-22.64%
Total inventory, gross	1,682,297	2,923,516	-1,241,218	-42.46%
Inventory reserve	(74,835)	-	(74,835)
Total inventory, net	$1,607,462	$2,923,516	(1,241,218)	-42.46%

Accounts Payable and Notes Payable

Accounts payable and notes payable was $250,486 as of December 31, 2019, a decrease of 4,021,184, or 94.14%, from $4,271,670 as of December 31, 2018. Accounts payable was $250,486 and $629,054 as of December 31, 2019 and December 31, 2018, respectively. We have been relying on the bank acceptance notes issued under our credit facilities with Bank of Cangzhou to make the majority of our raw materials payments to our vendors. Our notes payable to Bank of Cangzhou were $nil and $3,642,616 as of December 31, 2019 and December 31, 2018, respectively. In January 2018, Bank of Cangzhou issued bank acceptance notes on our behalf for $3,642,616, which we paid off in January 2019.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $145,037 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $56,552 and $203,188 which was recorded as part of the current liabilities as of December 31, 2019 and December 31, 2018, respectively.

Capital Expenditure Commitment as of December 31, 2019

We finance our daily operations mainly by cash flows generated from our business operations. As December 31, 2019, we had approximately $1 million in capital expenditure commitments that were mainly related to improvement of Industrial Buildings. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Cash ,Cash Equivalents and restricted cash

Our cash, cash equivalents and restricted cash as of December 31, 2019 was $5,837,745, a decrease of $6,279,680, from $12,117,425 as of December 31, 2018. The decrease of cash and cash equivalents for the year ended December 31, 2019 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $7,530,474 for the year ended December 31, 2019. The balance represented a decrease of cash of $1,639,900, or 17.88%, from $9,170,374 provided for the year ended December 31, 2018. Net income for the year ended December 31, 2019 was $2,221,182 representing an increase of $12,766,866, or 121.06%, from a net loss of $10,545,684 for the year ended December 31, 2018. Changes in various asset and liability account balances throughout the year ended December 31, 2019 also contributed to the net change in cash from operating activities in year ended December 31, 2019. Chief among such changes is the increase of accounts receivable in the amount of $294,882 during the year of 2019 (a decrease to net cash) and the decrease of notes payable in the amount of $3,625,921 (an increase to net cash). There was also a decrease of $1,242,780 in the ending inventory balance as of December 31, 2019 (an increase to net cash for the year ended December 31, 2019 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $15,304,039 and provision of inventory reserve of $75,719. The Company also had a net increase of $5,392,916 in prepayment and other current assets (a decrease to net cash) and a net increase of $504,451 in other payables and accrued liabilities and related parties (an increase to net cash), as well as an increase in income tax payable of $1,180,493 (an increase to net cash) during the year ended December 31, 2019.

ii. Net cash used in investing activities

We incurred $7,866,849 in net cash expenditures for investing activities during the year ended December 31, 2019, as compared to $2,198,852 for the year ended December 31, 2018. Expenditures in the year ended December 31, 2019 were for the prepayment of acquisition of Hebei Tengsheng assets and expenditures on improvement of industrial building.

iii. Net cash used in financing activities

Net cash used in financing activities was $5,772,467 for the year ended December 31, 2019, as compared to net cash used in financing activities in the amount of $3,165,607 for the year ended December 31, 2018. The decrease was mainly attributable to repayment of bank loans and related party loans in 2019.

Short-term bank loans

		December 31,	December 31,
		2019	2018
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,079,730
Bank of Cangzhou	(b)	-	5,099,662
ICBC Loan 2	(c)	-	2,622,683
ICBC Loan 3	(d)	6,163,814	-
Total short-term bank loans		$6,163,814	$11,802,075

(a)	On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,079,730 as of December 31, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bore a fixed interest rate of 5.4% per annum. The loan was due and repaid on January 28, 2019.

(b)	On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou, with a balance of $5,099,662 as of December 31, 2018. The loan bore a fixed interest rate of 6.09% per annum. The working capital loan was secured by the Company’s land use right and guaranteed by the Company’s CEO and Baoding Shengde with its production equipment as collateral for the benefit of the bank. The loan was due and repaid on January 3, 2019.

(c)	On November 22, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,622,683 as of December 31, 2018. The working capital loan was secured by the Company’s land use right as collateral for the benefit of the bank. The loan bore a fixed interest rate of 4.741% per annum. The loan was repaid on October 19, 2019.

(d)	On December 20, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,163,814 as of December 31, 2019. The working capital loan was secured by land use right of Hebei Tengsheng as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by December 23, 2020.

As of December 31, 2019, there were guaranteed short-term borrowings of $6,163,814 and unsecured bank loans of $nil. As of December 31, 2018, there were guaranteed short-term borrowings of $11,802,075 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2019 and 2018 were approximately 4.93% and 5.66%, respectively.

Long-term loans from credit union

As of December 31, 2019 and 2018, loans payable to Rural Credit Union of Xushui County, amounted to $8,973,367 and $7,197,808, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of December 31, 2019 and 2018, total outstanding loan balance was $1,232,763 and $1,253,060, respectively, Out of the total outstanding loan balance, current portion amounted were $143,345 and $87,423 as of December 31, 2019 and 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,089,418 and $1,165,637 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $3,935,270 and $5,782,640 as of December 31, 2019 and 2018, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of December 31, 2019 and 2018, the total outstanding loan balance was $3,583,613 and $3,642,615, respectively. Out of the total outstanding loan balance, current portion amounted were $172,013 and $101,993 as of December 31, 2019 and 2018 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,411,600 and $3,540,622 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment was due quarterly and bore a fixed rate of 0.6% per month. As of December 31, 2019 and December 31, 2018, the total outstanding loan balance was $nil and $2,302,133, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of December 31, 2019 and 2018, the total outstanding loan balance was $2,293,512 and $nil, respectively. Out of the total outstanding loan balance, current portion amounted were $1,146,756 and $nil as of December 31, 2019 and 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,146,756 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 7.56% per annum. As of December 31, 2019 and 2018, the total outstanding loan balance was $1,863,479 and $nil, respectively. Out of the total outstanding loan balance, current portion amounted were $143,345 and $nil as of December 31, 2019 and 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,720,134 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2019 and 2018 were $831,732 and $1,214,708, respectively.

Shareholder Loans

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $367,441 and $373,490 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2019 and 2018, approximately $43,003 and $43,711 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 31, 2019 and 2018, the outstanding loan balance were $nil and $2,185,569, respectively, and the accrued interest was $197,009 and $200,253, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2019 and 2018, total amount of loans due to Mr. Zhenyong Liu were $nil and $2,185,569, respectively. The interest expense incurred for such related party loans are $94,636 and $277,411 for the years ended December 31, 2019 and 2018, respectively. The accrued interest owe to the CEO was approximately $607,453 and $617,454, as of December 31, 2019 and 2018, respectively, which was recorded in other payables and accrued liabilities.

As of December 31, 2019 and 2018, amount due to shareholder are $483,433 and $210,148, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2019 and 2018, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”).  Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2019 and 2018 to translate the Chinese RMB to the U.S. Dollars are 6.9762:1 and 6.8632:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.8948:1, and 6.6338:1 for the years ended December 31, 2019 and 2018, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,443,680 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this standard will remove, modify and add certain disclosures under ASC Topic 820, Fair Value Measurement, with the objective of improving disclosure effectiveness. ASU 2018-13 will be effective for the Company’s fiscal year beginning April 1, 2020, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect ASU 2018-13 to have a material impact to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this Update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. We do not expect the adoption of ASU 2019-12 to have a material impact on our condensed consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statement for the fiscal year ended December 31, 2019 and 2018, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

IT Tech Packaging, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IT Tech Packaging, Inc. (the Company) as of December 31, 2019, and 2018, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California

March 23, 2020

IT TECH PACKAGING, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	December 31,	December 31,
	2019	2018
ASSETS

Current Assets
Cash and bank balances	$5,837,745	$8,474,809
Restricted cash	-	3,642,616
Accounts receivable (net of allowance for doubtful accounts of $59,922 and $58,707 as of December 31, 2019 and December 2018, respectively)	3,119,311	2,876,632
Inventories	1,607,463	2,923,516
Prepayments and other current assets	11,613,241	6,241,299
Due from related parties	1,863,479	-

Total current assets	24,041,239	24,158,872

Prepayment on property, plant and equipment	1,433,445	-
Property, plant, and equipment, net	151,616,852	167,829,716
Value-added tax recoverable	2,621,841	2,810,331
Deferred tax asset non-current	10,485,053	8,277,091

Total Assets	$190,198,430	$203,076,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$6,163,814	$11,802,075
Current portion of long-term loans from credit union	1,605,459	2,491,549
Accounts payable	250,486	629,054
Advance from customers	98,311	-
Notes payable	-	3,642,616
Due to related parties	539,985	413,336
Accrued payroll and employee benefits	291,924	213,536
Other payables and accrued liabilities	6,503,010	10,222,796
Income taxes payable	1,382,471	219,305

Total current liabilities	16,835,460	29,634,267

Loans from credit union	7,367,908	4,706,259
Loans from a related party	-	2,185,569

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $19,460,257 and $34,008,908 as of December 31, 2019 and 2018, respectively)	24,203,368	36,526,095

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 22,054,816 shares issued	22,685	22,360
Additional paid-in capital	51,154,544	51,137,319
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(6,057,537)	(3,263,952)
Retained earnings	114,794,796	112,573,614

Total stockholders' equity	165,995,062	166,549,915

Total Liabilities and Stockholders' Equity	$190,198,430	$203,076,010

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended
	December 31,
	2019	2018

Revenues	$117,614,886	$86,746,758

Cost of sales	(103,935,368)	(80,926,357)

Gross Profit	13,679,518	5,820,401

Selling, general and administrative expenses	(9,781,719)	(13,098,373)
Loss from disposal of property, plant and equipment	-	(3,904,342)

Income (Loss) from Operations	3,897,799	(11,182,314)

Other Income (Expense):
Interest income	64,717	36,632
Subsidy income	261,136	241,189
Interest expense	(926,368)	(1,492,119)

Income (Loss) before Income Taxes	3,297,284	(12,396,612)

Provision for Income Taxes	(1,076,102)	1,850,928

Net Income (Loss)	2,221,182	(10,545,684)

Other Comprehensive Loss
Foreign currency translation adjustment	(2,793,585)	(8,732,751)

Total Comprehensive Loss	$(572,403)	$(19,278,435)

Earnings (Losses) Per Share:

Basic and Diluted Earnings (Losses) per Share	$0.10	$(0.49)

Outstanding – Basic and Diluted	22,034,905	21,618,305

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 1, 2018	21,450,316	21,450	50,635,243	6,080,574	5,468,799	123,119,298	185,325,364

Issuance of shares to officer and directors	534,500	535	469,826				470,361
Issuance of shares to Weitian	37,500	375	32,250				32,625
Foreign currency translation adjustment					(8,732,751)		(8,732,751)
Net income for the year of 2018						(10,545,684)	(10,545,684)
Balance at December 31, 2018	22,022,316	$22,360	$51,137,319	$6,080,574	$(3,263,952)	$112,573,614	$166,549,915

Issuance of shares to officer and directors	-	-	-				-
Issuance of shares to Weitian	32,500	325	17,225				17,550
Foreign currency translation adjustment					(2,793,585)		(2,793,584)
Net income for the year of 2019						2,221,182	2,221,182
Balance at December 31, 2019	22,054,816	$22,685	$51,154,544	$6,080,574	$(6,057,537)	$114,794,796	$165,995,062

See accompanying notes to consolidated financial statements.

IT TECH PACACKING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net income	$2,221,182	$(10,545,684)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,304,039	14,290,919
Allowances for obsolete inventories, net	75,719	-
Loss from disposal and impairment of property, plant and equipment	-	3,904,342
(Recovery from) for bad debts	2,192	23,676
Share-based compensation expenses	-	470,361
Deferred tax	(2,369,683)	(2,089,439)
Changes in operating assets and liabilities:
Accounts receivable	(294,882)	(1,183,782)
Prepayments and other current assets	(5,392,916)	(5,726,546)
Inventories	1,207,958	5,322,320
Accounts payable	(372,728)	234,448
Advance from customers	99,472	-
Notes payable	(3,625,921)	(2,261,147)
Related parties	(1,757,231)	150,743
Accrued payroll and employee benefits	82,813	(6,855)
Other payables and accrued liabilities	1,169,967	6,878,137
Income taxes payable	1,180,493	(291,119)
Net Cash Provided by Operating Activities	7,530,474	9,170,374

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(6,416,481)	(2,198,852)
Acquisition of a subsidiary	(1,450,368)	-

Net Cash Used in Investing Activities	(7,866,849)	(2,198,852)

Cash Flows from Financing Activities:
Proceeds from related party loans	-	4,522,295
Repayments of related party loans	(2,175,553)	(12,813,169)
Proceeds from short term bank loans	10,152,579	12,210,196
Proceeds from credit union loans	4,206,068	5,064,970
Repayment of bank loans	(17,955,561)	(12,149,899)

Net Cash Used in Financing Activities	(5,772,467)	(3,165,607)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(170,838)	(705,917)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,279,680)	3,099,998

Cash, Cash Equivalents and Restricted Cash - Beginning of Year	12,117,425	9,017,427

Cash, Cash Equivalents and Restricted Cash - End of Year	$5,837,745	$12,117,425

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$926,368	$1,393,759
Cash paid for income taxes	$2,250,546	$515,001

Cash and bank balances	5,837,745	8,474,809
Restricted cash	-	3,642,616
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	5,837,745	12,117,425

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

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd.(“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. Upon full payment of the consideration in the amount of RMB 320 million (approximately $45 million), Hebei Tengsheng will become a wholly owned subsidiary of Dongfang Paper that manufactures and sells tissue paper products.

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the years ended December 31, 2019 and 2018 was accounted for 100% and 99.98% of the Company’s total revenue, respectively. Dongfang Paper also accounted for 91.01% and 90.60% of the total assets of the Company as of December 31, 2019 and 2018, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, details of the Company’s subsidiaries and variable interest entity are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018
ASSETS

Current Assets
Cash and bank balances	$5,675,374	$8,328,980
Restricted cash	-	3,642,616
Accounts receivable	3,119,312	2,876,632
Inventories	1,603,038	2,906,004
Prepayments and other current assets	11,610,576	6,219,395
Due from related parties	1,863,479	-

Total current assets	23,871,779	23,973,627

Prepayment on property, plant and equipment	1,433,445	-
Property, plant, and equipment, net	138,920,440	153,302,061
Deferred tax asset non-current	8,869,385	6,711,412

Total Assets	$173,095,049	$183,987,100

LIABILITIES

Current Liabilities
Short-term bank loans	$6,163,814	$11,802,075
Current portion of long-term loans from credit union	315,358	189,416
Accounts payable	250,486	629,054
Notes payable	-	3,642,616
Due to related parties	56,552	203,188
Accrued payroll and employee benefits	287,584	208,660
Other payables and accrued liabilities	6,502,974	10,222,766
Income taxes payable	1,382,471	219,305

Total current liabilities	14,959,239	27,117,080

Loans from credit union	4,501,018	4,706,259
Loans from a related party		2,185,569

Total liabilities	$19,460,257	$34,008,908

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

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2019 and 2018 to translate the Chinese RMB to the U.S. Dollars are 6.9762:1, and 6.8632:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.8948:1 and 6.6338:1 for the years ended December 31, 2019 and 2018, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2019 and 2018, and revenues and expenses for the years ended December 31, 2019 and 2018. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2019 and 2018, the balance of allowance for doubtful accounts was $59,922 and $58,707, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
Allowance of doubtful accounts	2019	2018
Opening balance	$58,707	$37,626
Provision (Reversal) for the year	2,192	23,676

Exchange difference	(977)	(2,595)

Closing balance	$59,922	$58,707

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. Provision in inventories were $75,719 and $nil for the years ended December 31, 2019 and 2018, respectively.

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

For the years ended December 31, 2019 and 2018, IT Tech Packaging made transfers of $nil to this reserve fund. As a result of net loss in fiscal year 2019 and 2018 of Baoding Shengde, no statutory reserves were provided for the year ended December 31, 2019 and 2018. The Company’s variable interest entity Dongfang Paper, the statutory reserve account of which has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) since December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2019 and 2018.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil for the years ended December 31, 2019 and 2018.

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all subsequent ASUs that modified ASC 606 on April 1, 2017 using the full retrospective method which requires the Company to present the financial statements for all periods as if Topic 606 had been applied to all prior periods. The company derives revenue principally from producing and sales of paper products. Revenue from contracts with customers is recognized using the following five steps:

1.	Identify the contract(s) with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations in the contract; and

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

A contract contains a promise (or promises) to transfer goods or services to a customer. A performance obligation is a promise (or a group of promises) that is distinct. The transaction price is the amount of consideration a company expects to be entitled from a customer in exchange for providing the goods or services.

The unit of account for revenue recognition is a performance obligation (a good or service). A contract may contain one or more performance obligations. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise performance obligations are combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct. Promises in contracts which do not result in the transfer of a good or service are not performance obligations, as well as those promises that are administrative in nature, or are immaterial in the context of the contract. The Company has addressed whether various goods and services promised to the customer represent distinct performance obligations. The Company applied the guidance of ASC Topic 606-10-25-16 through 18 in order to verify which promises should be assessed for classification as distinct performance obligations.

The Company’s revenue is primary derived from sales of paper products. The Company recognizes revenue when goods are delivered, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Goods are considered delivered when customer’s truck picks up goods at our finished goods inventory warehouse.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $nil of advertising and promotion costs for the years ended December 31, 2019 and 2018.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $74,825 and $30,194 for the years ended December 31, 2019 and 2018, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and (b) the grant will be received. When the Company received the government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2019 and 2018, the Company received government subsidies of $261,136 and $241,189, which are recognized as subsidy income in the consolidated statements of income in that fiscal year.

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

Value Added Tax

Both the PRC subsidiary and variable interest entity of the Company are subject to value added tax (“VAT”) imposed by the PRC government on its purchase and sales of goods. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. VAT rate is 17% (before May 1, 2018), 16% (after May 1, 2018) and 13% (after April 1, 2019) in general, depending on the types of products purchased and sold. The input VAT can be offset against the output VAT. Debit balance of VAT payable represents a credit against future collection of output VAT instead of a receivable due from government.

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

IT TECH PACKAGING, INC.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2019 and 2018, the carrying value of the Company’s short term financial instruments, such as cash and bank balances, accounts receivable, accounts and notes payable, short-term bank loans and balance due to related parties, approximate at their fair values because of the short maturity of these instruments; while loans from credit union, loans from a related party and obligation under capital lease approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash of as of December 31, 2019 was nil. Restricted cash of $3,642,616 as of December 31, 2018 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from these banks (see Note (9)). The restriction has been lifted upon the maturity of the notes payable on January 10, 2019.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of and December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Raw Materials
Recycled paper board	$40,032	$412,317
Recycled white scrap paper	10,541	611,861
Coal & gas	41,675	167,230
Base paper and other raw materials	293,935	164,295
	386,183	1,355,703
Semi-finished Goods	83,266	-
Finished Goods	1,212,849	1,567,813
Total inventory, gross	1,682,298	2,923,516
Inventory reserve	(74,835)	-
Total inventory, net	$1,607,463	$2,923,516

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Prepaid land lease	$301,023	$437,114
Prepayment for purchase of materials	5,394,297	-
Value-added tax recoverable	5,666,975	5,760,280
Others	250,946	43,905
	$11,613,241	$6,241,299

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Property, plant and equipment

As of December 31, 2019 and 2018, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2019	2018
Property, Plant, and Equipment:
Land use rights	$11,689,114	$11,881,571
Building and improvements	70,811,803	94,127,348
Machinery and equipment	152,954,020	159,651,736
Vehicles	587,806	597,484
Construction in progress	6,399,986	5,005,041
Totals	242,442,729	271,263,180
Less: accumulated depreciation and amortization	(90,825,877)	(103,433,464)
Property, Plant and Equipment, net	$151,616,852	$167,829,716

As of December 31, 2019 and December 31, 2018, land use rights represented two parcel of state-owned lands located in Xushui District of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

Construction in progress mainly represents payments for improvement of the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”).

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, certain property, plant and equipment of Dongfang Paper with net values of $3,935,270 and $5,782,640, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $5,757,546 as of December 31, 2019 was pledged for the bank loan from Bank of Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $5,200,452 as of December 31, 2019 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $8,056,930 as of December 31, 2019 was pledged for another long-term loan from credit union of Baoding Shengde. See ” Short-term bank loans ” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $15,304,039 and $14,290,919 for the years ended December 31, 2019 and 2018, respectively. Impairment loss was recorded for certain inactive production line in the amount of $nil and $3,894,461 for the years ended December 31, 2019 and 2018, respectively.

(7) Loans Payable

Short-term bank loans

		December 31,	December 31,
		2019	2018
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$-	$4,079,730
Bank of Cangzhou	(b)	-	5,099,662
ICBC Loan 2	(c)	-	2,622,683
ICBC Loan 3	(d)	6,163,814	-
Total short-term bank loans		$6,163,814	$11,802,075

(a)	On February 6, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,079,730 as of December 31, 2018. The working capital loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. The loan bore a fixed interest rate of 5.4% per annum. The loan was due and repaid on January 28, 2019.

(b)	On January 2, 2018, the Company entered into a working capital loan agreement with the Bank of Cangzhou, with a balance of $5,099,662 as of December 31, 2018. The loan bore a fixed interest rate of 6.09% per annum. The working capital loan was secured by the Company’s land use right and guaranteed by the Company’s CEO and Baoding Shengde with its production equipment as collateral for the benefit of the bank. The loan was due and repaid on January 3, 2019.

(c)	On November 22, 2018, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,622,683 as of December 31, 2018. The working capital loan was secured by the Company’s land use right as collateral for the benefit of the bank. The loan bore a fixed interest rate of 4.741% per annum. The loan was repaid on October 19, 2019.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)	On December 20, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,163,814 as of December 31, 2019. The working capital loan was secured by land use right of Hebei Tengsheng as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by December 23, 2020.

As of December 31, 2019, there were guaranteed short-term borrowings of $6,163,814 and unsecured bank loans of $nil. As of December 31, 2018, there were guaranteed short-term borrowings of $11,802,075 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2019 and 2018 were approximately 4.93% and 5.66%, respectively.

Long-term loans from credit union

As of December 31, 2019 and 2018, loans payable to Rural Credit Union of Xushui County, amounted to $8,973,367 and $7,197,808, respectively.

	December 31,	December 31,
	2019	2018
Rural Credit Union of Xushui District Loan 1	$1,232,763	$1,253,060
Rural Credit Union of Xushui District Loan 2	3,583,613	3,642,615
Rural Credit Union of Xushui District Loan 3	-	2,302,133
Rural Credit Union of Xushui District Loan 4	2,293,512	-
Rural Credit Union of Xushui District Loan 5	1,863,479	-
Total	8,973,367	7,197,808
Less: Current portion of long-term loans from credit union	(1,605,459)	(2,491,549)
Long-term loans from credit union	$7,367,908	$4,706,259

As of December 31, 2019, the Company’s long-term debt repayments for the next four years were as follows:

Fiscal year	Amount

2020	$1,605,459
2021	3,067,573
2022	1,576,790
2023	2,723,545
Total	8,973,367

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of December 31, 2019 and 2018, total outstanding loan balance was $1,232,763 and $1,253,060, respectively, Out of the total outstanding loan balance, current portion amounted were $143,345 and $87,423 as of December 31, 2019 and 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,089,418 and $1,165,637 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $3,935,270 and $5,782,640 as of December 31, 2019 and 2018, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of December 31, 2019 and 2018, the total outstanding loan balance was $3,583,613 and $3,642,615, respectively. Out of the total outstanding loan balance, current portion amounted were $172,013 and $101,993 as of December 31, 2019 and 2018 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,411,600 and $3,540,622 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

On April 20, 2017, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 26, 2017 to April 19, 2019. The loan was guaranteed by Hebei Tengsheng with its land use right pledged as collateral for the benefit of the bank. Interest payment was due quarterly and bore a fixed rate of 0.6% per month. As of December 31, 2019 and December 31, 2018, the total outstanding loan balance was $nil and $2,302,133, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of December 31, 2019 and 2018, the total outstanding loan balance was $2,293,512 and $nil, respectively. Out of the total outstanding loan balance, current portion amounted were $1,146,756 and $nil as of December 31, 2019 and 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,146,756 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of December 31, 2019 and 2018, the total outstanding loan balance was $1,863,479 and $nil, respectively. Out of the total outstanding loan balance, current portion amounted were $143,345 and $nil as of December 31, 2019 and 2018, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,720,134 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2019 and 2018 were $831,732 and $1,214,708, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Related Party Transactions

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $367,441 and $373,490 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2019 and 2018, approximately $43,003 and $43,711 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 31, 2019 and 2018, the outstanding loan balance were $nil and $2,185,569, respectively, and the accrued interest was $197,009 and $200,253, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2019 and 2018, total amount of loans due to Mr. Zhenyong Liu were $nil and $2,185,569, respectively. The interest expense incurred for such related party loans are $94,636 and $277,411 for the years ended December 31, 2019 and 2018, respectively. The accrued interest owe to the CEO was approximately $607,453 and $617,454, as of December 31, 2019 and 2018, respectively, which was recorded in other payables and accrued liabilities.

As of December 31, 2019 and 2018, amount due to shareholder are $483,433 and $210,148, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $145,037 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Notes payable

Notes payable was nil as of December 31, 2019. As of December 31, 2018, the Company had bank acceptance notes of $3,642,616 from the Bank of Cangzhou to one of its major suppliers for settling purchase of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank as well as the restricted bank deposit of $3,642,616 in the bank as mentioned in Note (3). The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling charge. The acceptance notes were due and paid off in January 2019.

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,	December 31,
	2019	2018
Accrued electricity	$129,466	$186,780
Value-added tax payable	854,728	520,190
Accrued interest to a related party	607,453	617,454
Payable for purchase of equipment	3,936,047	8,788,924
Accrued commission to salesmen	17,162	62,247
Others	958,154	47,201
Totals	$6,503,010	$10,222,796

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Earnings Per Share

For the years ended December 31, 2019 and 2018, basic and diluted net income per share are calculated as follows:

	Year Ended December 31,
	2019	2018
Basic income (loss) per share
Net income (loss) for the year - numerator	$2,221,182	$(10,545,684)
Weighted average common stock outstanding - denominator	22,034,905	21,618,305
Net income (loss) per share	$0.10	$(0.49)

Diluted income (loss) per share
Net income (loss) for the year - numerator	$2,221,182	$(10,545,684)
Weighted average common stock outstanding - denominator	22,034,905	21,618,305

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	22,034,905	21,618,305
Diluted income (loss) per share	$0.10	$(0.49)

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

The provisions for income taxes for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended
	December 31,
	2019	2018
Provision for Income Taxes
Current Tax Provision U.S.	$14,747	$8,189
Current Tax Provision PRC	3,431,038	230,322
Deferred Tax Provision PRC	(2,369,683)	(2,089,439)
Total Provision for (Deferred tax benefit)/ Income Taxes	$1,076,102	$(1,850,928)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred aggregate net operating losses of approximately $nil and $6,710,939 for U.S. income tax purposes for the years ended December 31, 2018 and 2017, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of December 31, 2019, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of December 31, 2019, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2019	2018
Deferred tax assets
Depreciation and amortization of property, plant and equipment	$9,277,009	$7,097,828
Impairment of property, plant and equipment	521,803	546,531
Miscellaneous	277,511	289,799
Net operating loss carryover of PRC company	408,730	342,933
Net operating loss carryover for U.S. income tax purposes	-	-
Total deferred tax assets	10,485,053	8,277,091
Less: Valuation allowance	-	-
Total deferred tax assets, net	$10,485,053	$8,277,091

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company’s effective tax rate as of:

	Year ended
	December 31,
	2019	2018
PRC Statutory rate	25.0%	25.0%
Effect of the U.S. Transition Tax under the 2017 TCJA	-	-
Effect of different tax jurisdiction	-	-
Effect of expenses not deductible for PRC tax purposes	23.4%	31.3%
(Over) Under-provision in previous year	-	-
Change in valuation allowance	-	-
Other	-	(38.7)%
Effective income tax rate	48.4%	17.6%

During the years ended December 31, 2019 and 2018, the effective income tax rate was estimated by the Company to be 48.4% and 17.6%, respectively.

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

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2019 and 2018, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

2019 Incentive Plan

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

(15) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,404 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $ 145,037 (RMB 1,000,000), for a total term of up to five years.

Future minimum lease payments are as follows:

December 31,	Amount
2020	100,819
2021	17,201
2022	17,201
2023	17,201
2024	17,201
Thereafter	120,409
Total operating lease payments	$290,034

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital commitment

As of December 31, 2019, the Company has signed several contracts for improvement of Industrial Buildings. Total outstanding commitments under these contracts were $1,101,989 and $2,300,187 as of December 31, 2019 and 2018, respectively. The Company expected to pay off all the balances within 1 year.

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd.(“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. The consideration for the acquisition is RMB 320 million (approximately $45 million) and is payable by December 31, 2021.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of December 31, 2019 and 2018, the Company guaranteed its long-term loan from financial institutions amounting to $4,443,680 (RMB31,000,000) and $4,516,843 (RMB31,000,000), respectively, that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

Summarized financial information for the two reportable segments is as follows:

	Year Ended
	December 31, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$113,072,638	$4,541,099	$1,149	$-	$-	$117,614,886
Gross profit	15,722,266	(2,030,942)	(11,806)	-	-	13,679,518
Depreciation and amortization	8,812,363	6,491,653	23	-	-	15,304,039
Loss from impairment and disposal of property, plant and equipment	-	-	-	-	-	-
Interest income	64,313	108	296	-	-	64,717
Interest expense	758,177	-	168,191	-	-	926,368
Income tax expense(benefit)	2,769,607	(1,632,012)	(76,239)	14,747	-	1,076,103
Net income (loss)	8,302,244	(5,444,598)	(157,607)	(478,857)		2,221,182
Total Assets	73,347,811	99,747,236	17,031,392	71,991	-	190,198,430

	Year Ended
	December 31, 2018
	Dongfang	Hebei	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$86,733,136	$-	$13,622	$-	$-	$86,746,758
Gross profit (loss)	5,823,725	-	(3,324)	-	-	5,820,401
Depreciation and amortization	13,557,960	-	732,959	-	-	14,290,919
Loss from disposal of property, plant and equipment	9,881	-	3,894,461	-	-	3,904,342
Interest income	36,234	-	398	-	-	36,632
Interest expense	1,318,252	-	173,867	-	-	1,492,119
Income tax expense(benefit)	(1,623,468)	-	(235,649)	8,189	-	(1,850,928)
Net income (loss)	(5,029,497)	-	(4,612,001)	(904,186)	-	(10,545,684)
Total assets	183,987,100	-	19,068,788	20,122	-	203,076,010

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Concentration and Major Customers and Suppliers

For the years ended December 31, 2019 and 2018, the Company had no single customer contributed over 10% of total sales.  For the year ended December 31, 2019, the Company had two major suppliers that accounted for 74% and 12% of total purchases by the Company.

For the year ended December 31, 2018, the Company had two major suppliers that accounted for 82% and 7% of total purchases by the Company.

(18) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2018 and December 31, 2017. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$71,672) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2019 and 2018, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB38,779,345 (US$5,558,806) as of December 31, 2019.

(19) Risks and Uncertainties

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this standard will remove, modify and add certain disclosures under ASC Topic 820, Fair Value Measurement, with the objective of improving disclosure effectiveness. ASU 2018-13 will be effective for the Company’s fiscal year beginning April 1, 2020, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect ASU 2018-13 to have a material impact to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in this Update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. We do not expect the adoption of ASU 2019-12 to have a material impact on our condensed consolidated financial statements.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21) Subsequent Event

None.

(22) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2019 and 2018 is as follows:

	Quarter
2019	First	Second	Third	Fourth
Revenues	$17,450,292	$33,619,948	$32,937,917	$33,606,729
Gross (loss) profit	(192,466)	2,908,129	5,374,732	5,589,123
(Loss) income from operations	(3,173,939)	531,667	3,349,306	3,190,765
Net (loss) income	(2,722,595)	450,070	2,338,027	2,155,680
Net income per share
Basic	$-0.13	$0.02	$0.11	$0.10
Diluted	$-0.13	$0.02	$0.11	$0.10

	Quarter
2018	First	Second	Third	Fourth
Revenues	$1,888,194	$33,149,190	$26,723,657	$24,985,717
Gross (loss) profit	(695,308)	3,015,422	1,259,343	2,240,944
Loss from operations	(4,519,478)	(11,730)	(1,570,353)	(5,080,753)
Net (loss) income	(4,086,276)	109,994	(1,404,962)	(5,164,440)
Net income per share
Basic	$-0.19	$0.005	$-0.07	$-0.24
Diluted	$-0.19	$0.005	$-0.07	$-0.24

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Condensed Financial Information of the Parent Company

The condensed financial statements of IT Tech Packaging Inc. (“ITP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $45,589,643 as of December 31, 2019 and 2018.

The following represents condensed unconsolidated financial information of the parent company only:

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS

Current Assets
Cash and cash equivalents	$71,991	$2,723
Prepayments and other current assets	-	17,400

Total current assets	71,991	20,123

Investment in subsidiaries	170,426,900	170,520,446

Total Assets	$170,498,891	$170,540,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Inter-company payable	$4,503,827	$3,990,654
Accrued payroll and employee benefit	-	-
Accrued liabilities	-	-
Income tax payable	-	-

Total current liabilities	4,503,827	3,990,654

Total liabilities	$4,503,827	$3,990,654

Total stockholders’ equity	165,995,064	166,549,915

Total Liabilities and Stockholders’ Equity	$170,498,891	$170,540,569

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2019	2018

Revenue	-	-
Selling, general and administrative expenses	$464,108	$895,995
Loss from Operations	(464,108)	(895,995)
Equity in earnings of unconsolidated subsidiaries	2,700,039	(9,641,498)
Other Income (Expense)	-	-
Income before Income Taxes	2,235,931	(10,537,493)
Provision for Income Taxes	(14,747)	(8,189)
Net Income	$2,221,184	$(10,545,682)
Other comprehensive income /(loss)	(2,793,585)	(8,732,751)
Total Comprehensive Income (loss)	$(572,401)	$(19,278,433)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2019	2018
Net Cash (Used in) Provided by Operating Activities	$6,730	$(425,127)

Net Cash Used in Investing Activities	-	-

Net Cash Provided by Financing Activities	513,173	422,692

Net Increase (Decrease) in Cash and Cash Equivalents	69,268	(2,435)

Cash and Cash Equivalents - Beginning of Year	2,723	5,158

Cash and Cash Equivalents - End of Year	$71,991	$2,723

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

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2019.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	56	Chief Executive Officer and Chairman of the Board
Jing Hao	36	Chief Financial Officer
Dahong Zhou	40	Secretary
Marco Ku Hon Wai	45	Director
Wenbing Christopher Wang	48	Director
Fuzeng Liu	70	Director
Lusha Niu	40	Director

We have two classes of directors with each class elected in a different calendar year from the calendar year in which the other class of directors are elected. All directors are elected for a two-year term. The directors elected in Class I, Marco Ku Hon Wai and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2021 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The directors elected in Class II, Zhenyong Liu, Fuzeng Liu and Lusha Niu will serve until the annual meeting of stockholders in 2020 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Our officers serve at the discretion of our Board of Directors.

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

The Board of Directors and its committees held the following number of meetings during 2019:

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2019, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation

The following compensation table summarizes the cash and non-cash compensation earned during the years ended December 31, 2019 and 2018 by each person who served as principal executive officer, principal financial officer, and secretary during 2019.

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards(1)	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu,	2018	$36,178		$88,000			$124,178
Chairman, CEO	2019	$34,809	-	$-	-	-	$34,809

Jing Hao	2018	$36,178		$8,800			$44,978
CFO	2019	$34,809	-	$-	-	-	$34,809

Dahong Zhou,	2018	$4,379		$			$4,379
Secretary	2019	$4,213	-	$-	-	-	$4,213

(1)	The value of the Stock Award is determined by multiplying the number of restricted shares issued by the quoted closing price of the Company’s common stock on the date of the award, which was $0.88 as of September 13, 2018.

Employment Agreements

Mr. Zhenyong Liu receives a monthly salary of RMB 20,000 (approximately $2,900). On January 11, 2012, the Company awarded Mr. Zhenyong Liu 44,326 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $3.45 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Zhenyong Liu 8,000 shares of restricted common stock under the 2011 ISP and 2012 ISP, with a value of $2.66 per share, based on the closing price on the date of the stock issuance. On September 13, 2018, the Company issued 100,000 shares of common stock to Mr. Zhenyong Liu under the 2015 Omnibus Equity Incentive Plan with a value of $0.88 per share as of the date of issuance.

Ms. Hao began receiving a monthly salary of RMB 20,000 (approximately $2,900) in January 2015. On September 13, 2018, the company issued 10,000 shares of common stock to Ms. Jing Hao under the 2015 Omnibus Equity Incentive Plan with a value of $0.88 per share as of the date of issuance.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2019 and December 31, 2018:

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Fuzeng Liu	2018	$7,844	-	$-	-	-	$7,844
Director	2019	$7,547	-	$-	-	-	$7,547

Marco Ku Hon Wai	2018	$20,000	-	$-	-	-	$20,000
Director	2019	$20,000	-	$-	-	-	$20,000

Wenbing Christopher Wang	2018	$20,000	-	$-	-	-	$20,000
Director	2019	$20,000	-	$-	-	-	$20,000

Lusha Niu	2018	$7,537	-	-	-	-	$7,537
Director	2019	$7,252	-	-	-	-	$7,252

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

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2019 or options outstanding as of December 31, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our Chief Executive Officer and President and (iv) all executive officers and directors as a group as of December 31, 2019.

Amount and Nature of Beneficial Ownership

	Amount and
	Nature of	Percentage of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock

Zhenyong Liu CEO and Director	5,164,841	23.42%

Jing Hao CFO*	10,000	*

Dahong Zhou Secretary	0	*

Marco Ku Hon Wai Director*	7,500	*

Fuzeng Liu Director*	5,000	*

Wenbing Christopher Wang Director*	29,820	*

Lusha Niu Director	0	*

All Directors and Executive Officers as a Group (7 persons)	5,217,161	23.64%

*	Less than 1% of the Company’s issued and outstanding common shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $367,441 and $373,490 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2019 and 2018, approximately $43,003 and $43,711 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 31, 2019 and 2018, the outstanding loan balance were $nil and $2,185,569, respectively, and the accrued interest was $197,009 and $200,253, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2019 and 2018, total amount of loans due to Mr. Zhenyong Liu were $nil and $2,185,569, respectively. The interest expense incurred for such related party loans are $94,636 and $277,411 for the years ended December 31, 2019 and 2018, respectively. The accrued interest owe to the CEO was approximately $607,453 and $617,454, as of December 31, 2019 and 2018, respectively, which was recorded in other payables and accrued liabilities.

As of December 31, 2019 and 2018, amount due to shareholder are $483,433 and $210,148, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $145,037 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

 We incurred approximately $171,600 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit and reviews of the Company’s financial statements for 2019.

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

Audit-Related Fees

IT Tech Packaging did not incur any audit-related fees to WWC in 2019.

IT Tech Packaging did not incur any audit-related fees to BDO in 2018.

Tax Fees

IT Tech Packaging did not incur any tax fees to WWC in 2019.

IT Tech Packaging did not incur any tax fees to WWC in 2018.

All Other Fees

IT Tech Packaging did not incur any fees from its registered independent public accounting firm for services rendered to IT Tech Packaging, other than the services covered in “Audit Fees” and “Audit-Related Fees” for the fiscal years ended December 31, 2019 and 2018.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2019 and 2018, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc.,Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited, incorporated byreference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities andExchange Commission on November 2, 2007.
3.1	Articles of Incorporation, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC onAugust 4, 2006
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the exhibit of the same numberto our Current Report on form 8-K filed with the SEC on December 28, 2007
3.3	Bylaws, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006
4.1	Specimen of Common Stock certificate, incorporated by reference to the exhibit to our report on form SB-2 filedwith the SEC on August 4, 2006
4.2	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SECon September 3, 2014.
4.3*	Description of Securities
10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui District Dayin Township Wuji Village Committee and Party Branch, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010
10.2	Land Use Rights Certificate, dated March 10, 2003, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010
10.3	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Dongfang Paper and Baoding Shengde, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.4	Proxy Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and theshareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filedwith the SEC on June 30, 2009
10.5	Loan Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and theshareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.6	Call Option Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and theshareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009
10.7	Share Pledge Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and theshareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filedwith the SEC on June 30, 2009
10.8	Call Option Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010
10.9	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010
10.10	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”),incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.11	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liuand the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”)., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.12	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent,incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.13	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.14	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009, incorporated by reference to theexhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009
10.15	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and HebeiShuangxing Paper Co., Ltd., incorporated by reference to the exhibit to our Current Report on form 8-K filedwith the SEC on December 10, 2009

Exhibit No.	Description of Exhibit

10.16	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between IT Tech Packaging, Inc. and Roth Capital Partners, LLC, incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010
10.17	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Dongfang Paper Milling Company Limited for the purchase of a series of paper machineries and equipment, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010
10.18	Letter from Mr. Zhenyong Liu regarding postponement of interest payments by IT Tech Packaging, Inc., incorporated byreference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 25, 2014.
10.19	Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Shanghai Pudong Development Bank Inc., Baoding Branch, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 25, 2014.
10.20	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Rural Credit Union of Xushui District, incorporated by reference to Exhibit 10.24 to our Annual Report on Form10-K filed on March 25, 2014.
10.21	Engagement Letter, dated as of June 3, 2014, between the Company and H.C. Wainwright & Co., LLC and amendments dated as of July 1, 2014, August 19, 2014 and August 25, 2014, incorporated by reference to exhibits 1.1, 1.2, 1.3 and 1.4 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.22	Securities Purchase Agreement, dated August 25, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.
10.23	Appointment Letter dated November 3, 2014, by and between IT Tech Packaging, Inc. and Marco Ku Hon Wai, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 6,2014.
10.24	Loan Agreement dated December 2, 2014, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated byreference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.
10.25	Loan Agreement dated March 1, 2015, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 25, 2015.
10.26	Agreement dated July 1, 2015, among China Orient, Hebei Baoding Dongfang Paper Milling Company Limited, Baoding Shengde Paper Co., Ltd., Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2015
10.27	Acquisition Agreement dated June 25, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and Hebei Tengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2019.
10.28	Supplement Agreement dated December 16, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and Hebei Tengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 27, 2019
14.1	Code of Ethics and Business Conduct, incorporated by reference to the Exhibit 14.1 to our Annual Report on Form10-K filed with the SEC on March 18, 2013
21.1	Lists of Subsidiaries, incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with theSEC on March 15, 2011
23.1*	Consent of WWC, P.C. Certified Accountants.
31.1*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

Item 16 Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 23, 2020

IT TECH PACKAGING, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	March 23, 2020
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	March 23, 2020
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	March 23, 2020
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	March 23, 2020
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	March 23, 2020
Wenbing Christopher Wang

/s/ Lusha Niu	Director	March 23, 2020
Lusha Niu