Form 10-Q
period 2020-03-31
IT TECH PACKAGING, INC.
filed 2020-05-14
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-34577

IT TECH PACKAGING, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4158835
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	identification No.)

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

As of May 14, 2020, there were 28,454,816 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS

Current Assets
Cash and bank balances	$11,712,152	$5,837,745
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $36,645 and $59,922 as of March 31, 2020 and December 2019, respectively)	1,795,671	3,119,311
Inventories	1,951,376	1,607,463
Prepayments and other current assets	6,054,096	11,613,241
Due from related parties	120,744	1,863,479

Total current assets	21,634,039	24,041,239

Prepayment on property, plant and equipment	1,411,413	1,433,445
Property, plant, and equipment, net	145,805,724	151,616,852
Value-added tax recoverable	2,547,211	2,621,841
Deferred tax asset non-current	10,857,911	10,485,053

Total Assets	$182,256,298	$190,198,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$6,069,075	$6,163,814
Current portion of long-term loans from credit union	1,580,782	1,605,459
Accounts payable	205,769	250,486
Advance from customers	151,016	98,311
Notes payable	-	-
Due to related parties	617,433	539,985
Accrued payroll and employee benefits	225,993	291,924
Other payables and accrued liabilities	5,182,548	6,503,010
Income taxes payable	-	1,382,471

Total current liabilities	14,032,616	16,835,460

Loans from credit union	7,254,661	7,367,908
Loans from a related party	-	-
Other long-term payable	-	-

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $16,342,512 and $19,460,257 as of March 31, 2020 and December 31, 2019, respectively)	21,287,277	24,203,368

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 22,054,816 shares issued	22,685	22,685
Additional paid-in capital	51,154,544	51,154,544
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(8,647,291)	(6,057,537)
Retained earnings	112,358,509	114,794,796

Total stockholders’ equity	160,969,021	165,995,062

Total Liabilities and Stockholders’ Equity	$182,256,298	$190,198,430

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$8,743,851	$17,450,292

Cost of sales	(8,913,570)	(17,642,758)

Gross Loss	(169,719)	(192,466)

Selling, general and administrative expenses	(2,696,963)	(2,981,473)

Loss from Operations	(2,866,682)	(3,173,939)

Other Income (Expense):
Interest income	5,790	58,818
Subsidy income	142,998	-
Interest expense	(244,718)	(255,269)

Loss before Income Taxes	(2,962,612)	(3,370,390)

Provision for Income Taxes	526,325	647,795

Net Loss	(2,436,287)	(2,722,595)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(2,589,754)	3,293,680

Total Comprehensive (Loss) Income	$(5,026,041)	$571,085

Losses Per Share:

Basic and Diluted Losses per Share	$(0.11)	$(0.12)

Outstanding – Basic and Diluted	22,054,816	22,022,316

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income	$(2,436,287)	$(2,722,595)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,774,674	3,930,060
Allowance for bad debts	(22,650)	(10,704)
Deferred tax	(541,042)	(647,795)
Changes in operating assets and liabilities:
Accounts receivable	1,315,128	535,220
Prepayments and other current assets	5,486,216	187,711
Inventories	(373,470)	(1,181,371)
Accounts payable	(41,405)	1,009,834
Advance from customers	54,930	-
Notes payable	-	(3,726,504)
Related parties	1,814,228	37,265
Accrued payroll and employee benefits	(62,252)	87,823
Other payables and accrued liabilities	(728,633)	(326,741)
Income taxes payable	(1,379,130)	(224,355)
Net Cash Provided by (Used in) Operating Activities	6,860,307	(3,052,152)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(756,514)	(1,415,761)

Net Cash Used in Investing Activities	(756,514)	(1,415,761)

Cash Flows from Financing Activities:
Proceeds from short term bank loans	-	4,024,625
Repayment of bank loans	-	(9,390,791)

Net Cash Used in Financing Activities	-	(5,366,166)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(229,386)	341,713

Net Increase (Decrease) in Cash and Cash Equivalents	5,874,407	(9,492,366)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	5,837,745	12,117,425

Cash, Cash Equivalents and Restricted Cash - End of Period	$11,712,152	$2,625,059

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$116,019	$230,953
Cash paid for income taxes	$1,379,130	$224,355

Cash and bank balances	11,712,152	2,625,059
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	11,712,152	2,625,059

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2019	22,054,816	$22,685	$51,154,544	$6,080,574	$(6,057,537)	$114,794,796	$165,995,062

Foreign currency translation adjustment					(2,589,754)		(2,589,754)
Net loss						(2,436,287)	(2,436,287)

Balance at March 31, 2020	22,054,816	$22,685	$51,154,544	$6,080,574	$(8,647,291)	$112,358,509	$160,969,021

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the three months ended March 31, 2020 and 2019 was accounted for 100% of the Company’s total revenue. Dongfang Paper also accounted for 90.02% and 91.01% of the total assets of the Company as of March 31, 2020 and December 31, 2019, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2020 and December 31, 2019, details of the Company’s subsidiaries and variable interest entities are as follows:

	Date of	Place of
	Incorporation	Incorporation or	Percentage of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper production and distribution

Variable interest entity (“VIE”):
Dongfang Paper	March 10, 1996	PRC	Control*	Paper production and distribution

*	Dongfang Paper is treated as a 100% controlled variable interest entity of the Company.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets
Cash and bank balances	$9,786,499	$5,675,374
Restricted cash	-	-
Accounts receivable	1,795,671	3,119,312
Inventories	1,947,019	1,603,038
Prepayments and other current assets	6,051,551	11,610,576
Due from related parties	120,744	1,863,479

Total current assets	19,701,484	23,871,779

Prepayment on property, plant and equipment	1,411,413	1,433,445
Property, plant, and equipment, net	133,697,308	138,920,440
Deferred tax asset non-current	9,257,440	8,869,385

Total Assets	$164,067,645	$173,095,049

LIABILITIES

Current Liabilities
Short-term bank loans	$6,069,075	$6,163,814
Current portion of long-term loans from credit union	310,511	315,358
Accounts payable	205,768	250,486
Due to related parties		56,552
Accrued payroll and employee benefits	224,922	287,584
Other payables and accrued liabilities	5,100,400	6,502,974
Income taxes payable	-	1,382,471

Total current liabilities	11,910,676	14,959,239

Loans from credit union	4,431,836	4,501,018

Total liabilities	$16,342,512	$19,460,257

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 of the Company, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “the Company”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of March 31, 2020 and December 31, 2019, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

The Company does not have any assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

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

(3) Restricted Cash

Restricted cash was nil as of March 31, 2020 and December 31, 2019.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Raw Materials
Recycled paper board	$727,392	$40,032
Recycled white scrap paper	10,379	10,541
Coal & gas	45,691	41,675
Base paper and other raw materials	235,931	293,935
	1,019,392	386,183
Semi-finished Goods	145,259	83,266
Finished Goods	855,431	1,212,849
Total inventory, gross	2,020,083	1,682,298
Inventory reserve	(68,706)	(74,835)
Total inventory, net	$1,951,376	$1,607,463

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Prepaid land lease	$169,370	$301,023
Prepayment for purchase of materials	218,785	5,394,297
Value-added tax recoverable	5,579,872	5,666,975
Others	86,069	250,946
	$6,054,096	$11,613,241

(6) Property, plant and equipment, net

As of March 31, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
Property, Plant, and Equipment:
Land use rights	$11,509,449	$11,689,114
Building and improvements	69,723,406	70,811,803
Machinery and equipment	150,603,073	152,954,020
Vehicles	578,771	587,806
Construction in progress	6,546,542	6,399,986
Totals	238,961,241	242,442,729
Less: accumulated depreciation and amortization	(93,155,517)	(90,825,877)
Property, Plant and Equipment, net	$145,805,724	$151,616,852

As of March 31, 2020 and December 31, 2019, land use rights represented two parcel of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2066, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for improvement of the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”).

As of March 31, 2020 and December 31, 2019, certain property, plant and equipment of Dongfang Paper with net values of $3,443,097 and $3,935,270, respectively, have been pledged pursuant to a long-term loan from credit union for Dongfang Paper. Land use right of Dongfang Paper with net values of $5,635,572 and $5,757,546 as of March 31, 2020 and December 31, 2019, respectively, was pledged for the bank loan from Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $5,120,520 and $5,200,452 as of March 31, 2020 and December 31, 2019, respectively, was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $7,933,093 and $8,056,930 as of March 31, 2020 and December 31, 2019, respectively, was pledged for another long-term loan from credit union of Baoding Shengde. See “Short-term bank loans” and Long-term loans from credit union under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,774,674 and $3,930,060 for the three months ended March 31, 2020 and 2019, respectively.

(7) Loans Payable

Short-term bank loans

		March 31,	December 31,
		2020	2019
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$6,069,075	$6,163,814

Total short-term bank loans		$6,069,075	$6,163,814

On December 20, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,069,075 and $6,163,814 as of March 31, 2020 and December 31, 2019, respectively. The working capital loan was secured by land use right of Hebei Tengsheng as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by December 23, 2020.

As of March 31, 2020, there were guaranteed short-term borrowings of $6,069,075 and unsecured bank loans of $nil. As of December 31, 2019, there were guaranteed short-term borrowings of $6,163,814 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2020 and 2019 were approximately 4.79% and 4.76%, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans from credit union

As of March 31, 2020 and December 31, 2019, loans payable to Rural Credit Union of Xushui District, amounted to $8,835,443 and $8,973,367, respectively.

	March 31,	December 31,
	2020	2019
Rural Credit Union of Xushui District Loan 1	$1,213,815	$1,232,763
Rural Credit Union of Xushui District Loan 2	3,528,532	3,583,613
Rural Credit Union of Xushui District Loan 3	2,258,260	2,293,512
Rural Credit Union of Xushui District Loan 4	1,834,836	1,863,479
Total	8,835,443	8,973,367
Less: Current portion of long-term loans from credit union	(1,580,782)	(1,605,459)
Long-term loans from credit union	$7,254,661	$7,367,908

As of March 31, 2020, the Company’s long-term debt repayments for the next five years were as follows:

Amount
Fiscal year
Remainder of 2020	$1,580,782
2021	3,020,423
2022	1,552,554
2023	2,681,684
Total	8,835,443

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of March 31, 2020 and December 31, 2019, total outstanding loan balance was $1,213,815 and $1,232,763, respectively. Out of the total outstanding loan balance, current portion amounted were $141,141 and $143,345 as of March 31, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,072,674 and $1,089,418 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $3,443,097 and $3,935,270 as of March 31, 2020 and December 31, 2019, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of March 31, 2020 and December 31, 2019, the total outstanding loan balance was $3,528,532 and $3,583,613, respectively. Out of the total outstanding loan balance, current portion amounted were $169,370 and $172,013 as of March 31, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,359,162 and $3,411,600 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of March 31, 2020 and December 31, 2019, the total outstanding loan balance was $2,258,260 and $2,293,512, respectively. Out of the total outstanding loan balance, current portion amounted were $1,129,130 and $1,146,756 as of March 31, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,129,130 and $1,146,756 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of March 31, 2020 and December 31, 2019, the total outstanding loan balance was $1,834,836 and $1,863,479, respectively. Out of the total outstanding loan balance, current portion amounted were $141,141 and $143,345 as of March 31, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,693,695 and $1,720,134 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2020 and 2019 were $244,718 and $230,953, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $361,793 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,483,083 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2020 and December 31, 2019, approximately $42,342 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $16,936,952 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of March 31, 2020 and December 31, 2019, the outstanding loan balance were $nil and the accrued interest was $193,981 and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2020 and December 31, 2019, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $24,316 for the three months ended March 31, 2020 and 2019, respectively. The accrued interest owed to the CEO was approximately $598,116 and $607,453, as of March 31, 2020 and December 31, 2019, respectively, which was recorded in other payables and accrued liabilities.

As of March 31, 2020 and December 31, 2019, amount due to shareholder are $617,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $142,998 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2020	2019
Accrued electricity	$79,199	$129,466
Value-added tax payable	122,423	854,728
Accrued interest to a related party	598,116	607,453
Payable for purchase of equipment	3,373,783	3,936,047
Accrued commission to salesmen	7,545	17,162
Accrued bank loan interest	127,027	-
Others	874,455	958,154
Totals	$5,182,548	$6,503,010

(10) Common Stock

Issuance of common stock to investors

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock (the “Offering”). Each share of common stock and accompanying warrant was sold at a price of $1.60.

Issuance of common stock pursuant to the 2012 Incentive Stock Plan and 2015 Omnibus Equity Incentive

On January 12, 2016, the Company granted an aggregate of 1,133,916 shares of common stock under its compensatory incentive plans to nine officers, directors and employees of and a consultant when the stock was at $1.25 per share, as compensation for their services in the past years, of which 168,416 shares of common stock were granted under the 2012 Incentive Stock Plan and 965,500 shares were granted under the 2015 Omnibus Equity Incentive. Please see Note (14), Stock Incentive Plans for more details. Total fair value of the stock was calculated at $1,417,395 as of the date of grant.

On September 13, 2018, the compensation committee granted an aggregate of 534,500 shares of common stock at $0.88 per share to fifteen officers, directors and employees of the Company, which were granted under the 2015 Omnibus Equity Incentive Plan. Total fair value of the shares of common stock granted was calculated at $470,360 as of the date of issuance.

Issuance of common stock to Weitian

On October 15, 2018, the Company entered an agreement with Weitian Group LCC (“Weitian”) and agreed as compensation to issue to Weitian in the aggregate of 70,000 shares of common stock for investor relation consulting service rendered from October 15, 2018 to October 15, 2019. 37,500 shares of common stock were issued to Weitian on November 12, 2018. Total fair value of the shares of common stock granted was calculated at $32,625 at $0.87 per share. 32,500 shares of common stock were issued to Weitian on August 13, 2019. Total fair value of the shares of common stock granted was calculated at $17,550 at $0.54 per share.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Earnings Per Share

For the three months ended March 31, 2020 and 2019, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31,
	2020	2019
Basic loss per share
Net loss for the period - numerator	$(2,436,287)	$(2,722,595)
Weighted average common stock outstanding - denominator	22,054,816	22,022,316

Net loss per share	$(0.11)	$(0.12)

Diluted income per share
Net income for the period- numerator	$(2,436,287)	$(2,722,595)
Weighted average common stock outstanding - denominator	22,054,816	22,022,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	22,054,816	22,022,316

Diluted loss per share	$(0.11)	$(0.12)

For the three months ended March 31, 2020 and 2019 there were no securities with dilutive effect issued and outstanding.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Income Taxes

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

The provisions for income taxes for three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	2020	2019
Provision for Income Taxes
Current Tax Provision U.S.	$14,717	$-
Current Tax Provision PRC	-	-
Deferred Tax Provision PRC	(541,042)	(647,795)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(526,325)	$(647,795)

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

	March 31,	December 31,
	2020	2019
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$9,699,121	$9,277,009
Impairment of property, plant and equipment	509,875	521,803
Miscellaneous	413,352	277,511
Net operating loss carryover of PRC company	235,563	408,730
Total deferred tax assets	10,857,911	10,485,053
Less: Valuation allowance	-	-
Total deferred tax assets, net	$10,857,911	$10,485,053

The following table reconciles the statutory rates to the Company’s effective tax rate for:

	Three Months Ended
	March 31
	2020	2019
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	-	-
Effect of reconciling items in the PRC for tax purposes	(7.2)	2.2
Change in valuation allowance	-	(8.0)
Effective income tax rate	17.8%	19.2%

During the three months ended March 31, 2020 and 2019, the effective income tax rate was estimated by the Company to be 17.8% and 19.2%, respectively.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Stock Incentive Plans

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

2015 Incentive Stock Plan

On August 29, 2015, the Company’s Annual General Meeting approved the 2015 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc. (the “2015 ISP”) as previously adopted by the Board of Directors on July 10, 2015. Under the 2015 ISP, the Company may grant an aggregate of 1,500,000 shares of the Company’s common stock to the directors, officers, employees and/or consultants of the Company and its subsidiaries. On January 12, 2016, the Compensation Committee granted restricted common shares of 1,133,916, of which 168,416 shares were granted under the 2012 ISP and 965,500 shares under the 2015 ISP, to certain officers, directors, employees and a consultant of the Company as compensation for their services in the past years. Total fair value of the stock was calculated at $1,417,395 as of the date of issuance at $1.25 per share.

On September 13, 2018, the compensation committee granted an aggregate of 534,500 shares of common stock to fifteen officers, directors and employees of the Company, which were granted under the 2015 ISP. Total fair value of the shares of common stock granted was calculated at $470,360 as of the date of issuance at $0.88 per share.

2019 Incentive Stock Plan

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

(14) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,160 (RMB 120,000). This operating lease is renewable at the end of the 30-year term.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $142,998 (RMB 1,000,000), for a total term of up to five years.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

March 31,	Amount
2021	158,078
2022	158,078
2023	13,811
2024	16,937
2025	16,937
Thereafter	114,324
Total operating lease payments	$478,166

Capital commitment

As of March 31, 2020, the Company has signed several contracts for improvement of Industrial Buildings. Total outstanding commitments under these contracts were $882,019 and $1,101,989 as of March 31, 2020 and December 31, 2019, respectively. The Company expected to pay off all the balances within 1 year.

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd.(“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. The consideration for the acquisition is RMB 320 million (approximately $45 million), of which $1.4 million was paid by the Company, and the balance consideration of $43.6 million is payable by December 31, 2021.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of March 31, 2020 and December 31, 2019, the Company guaranteed its long-term loan from financial institutions amounting to $4,375,379 (RMB31,000,000) that matured at various times in 2020-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

(15) Segment Reporting

Since March 10, 2010, Baoding Shengde started its operations and thereafter the Company manages its operations through two business operating segments: Dongfang Paper, which produces offset printing paper and corrugating medium paper and Baoding Shengde, which produces digital photo paper. They are managed separately because each business requires different technology and marketing strategies.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended March 31, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$7,737,502	$1,006,349	$-	$-	$-	$8,743,851
Gross profit	542,155	(711,874)	-	-	-	(169,719)
Depreciation and amortization	1,506,627	2,135,371	132,676	-	-	3,774,674
Interest income	5,517	83	190	-	-	5,790
Interest expense	167,581	-	77,137	-	-	244,718
Income tax expense(benefit)	(8,363)	(522,916)	(9,763)	14,717	-	(526,325)
Net income (loss)	(496,085)	(1,594,938)	(200,397)	(144,867)	-	(2,436,287)

	Three Months Ended March 31, 2019
	Dongfang	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$17,450,292	$-	$-	$-	$17,450,292
Gross profit	(192,466)	-	-	-	(192,466)
Depreciation and amortization	3,930,054	6	-	-	3,930,060
Interest income	58,727	91	-	-	58,818
Interest expense	212,876	42,393	-	-	255,269
Income tax expense(benefit)	(622,304)	(25,491)	-	-	(647,795)
Net income (loss)	(2,440,828)	(38,807)	(242,960)	-	(2,722,595)

	As of March 31, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	of Inter-segment	consolidated

Total assets	$67,512,415	96,555,230	18,151,252	37,401	-	182,256,298

	As of December 31, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	of Inter-segment	consolidated

Total assets	$73,347,811	99,747,236	17,031,392	71,991	-	190,198,430

(16) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2020, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2019, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2020, the Company had three major suppliers accounted for 70%, 11% and 9% of total purchases. For the three months ended March 31, 2019, the Company had three major suppliers accounted for 80%, 9% and 4% of total purchases.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of March 31, 2020 and December 31, 2019. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$70,571) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2020 and December 31, 2019, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB80,720,243 (US$11,392,957) as of March 31, 2020.

(18) Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. While the COVID-19 outbreak is still in relatively early stages, international stock markets have begun to reflect the uncertainty associated with the slow-down in the global economy and the reduced levels of international travel experienced since the beginning of January, large declines in oil prices and the significant decline in the Dow Industrial Average at the end of February and beginning of March 2020 was largely attributed to the effects of COVID-19. Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. During the quarter ended March 31, 2020, our revenue was affected by the temporary suspension in production as a result of the pandemic outbreak. We are still assessing our business operations and the total impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.

(19) Recent Accounting Pronouncements

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

(20) Subsequent Event

On April 2, 2020, the compensation committee granted an aggregate of 2,000,000 shares of restricted common stock to fifteen officers, directors and employees of the Company, which were granted under the 2019 Omnibus Equity Incentive Plan. Total fair value of the shares of common stock granted was calculated at $1,200,000 as of the date of issuance at $0.60 per share.

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020, pursuant to which the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock in a registered direct offering and warrants to purchase up to 4,400,000 shares of the Company’s common stock in a concurrent private placement, for gross proceeds of approximately $2.55 million (net proceeds of approximately 2.27 million).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2020 and 2019 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended March 31, 2020 and 2019

Revenue for the three months ended March 31, 2020 was $8,743,851, a decrease of $8,706,441, or 49.89%, from $17,450,292 for the same period in the previous year. This was mainly due to the decrease in sales volume and Average Selling Prices (ASPs) of CMP and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended March 31, 2020 was $8,743,851, a decrease of $8,706,441, or 49.89%, from $17,450,292 for the first quarter of 2019. Total offset printing paper, CMP and tissue paper products sold during the three months ended March 31, 2020 amounted to 19,862 tonnes, a decrease of 15,459 tonnes, or 43.77%, compared to 35,321 tonnes sold in the comparable period in the previous year. The decrease was mainly due to production suspension from mid-January 2020 to early March 2020 due to Chinese New Year and the COVID-19 pandemic outbreak. We resumed full capacity of CMP production in May 2020. The changes in revenue dollar amount and in quantity sold for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2020		March 31, 2019		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	13,788	$5,721,939	26,293	$12,224,879	(12,505)	$(6,502,940)	-47.56%	-53.19%
Light-Weight CMP	4,889	$2,015,563	7,425	$3,365,132	(2,536)	$(1,349,569)	-34.15%	-40.10%
Total CMP	18,677	$7,737,502	33,718	$15,590,011	(15,041)	$(7,852,509)	-44.61%	-50.37%
Offset Printing Paper	-	$-	-	$-	-	$-	%	%
Tissue Paper Products	1,185	$1,006,349	1,603	$1,860,281	(418)	$(853,932)	-26.08%	-45.90%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	19,862	$8,743,851	35,321	$17,450,292	(15,459)	$(8,706,441)	-43.77%	-49.89%

Monthly sales revenue (excluding revenue from digital photo paper and tissue paper products) for the 24 months ended March 31, 2020, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended March 31, 2020 and 2019 are summarized as follows:

	Offset Printing Paper ASP		Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended March 31, 2019	$-		$465	$453	$1,160
Three Months ended March 31, 2020	$-		$415	$412	$849
Decrease from comparable period in the previous year	$-		$-50	$-41	$(311)
Decrease by percentage		%	-10.75%	-9.05%	-26.81%

The following chart shows the month-by-month ASPs (excluding the ASPs of the digital photo paper and tissue paper products) for the 24-month period ended March 31, 2020:

Corrugating Medium Paper

Revenue from CMP amounted to $7,737,502 (88.49% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2020, representing a decrease of $7,852,509, or 50.37%, from $15,590,011 for the comparable period in 2019.

We sold 18,677 tonnes of CMP in the three months ended March 31, 2020 as compared to 33,718 tonnes for the same period in 2019, representing a 44.61% decrease in quantity sold.

ASP for regular CMP dropped from $465/tonne for the three months ended March 31, 2019 to $415/tonne for the three months ended March 31, 2020, representing a 10.75% decrease. ASP in RMB for regular CMP for the first quarter of 2019 and 2020 was RMB3,119 and RMB2,902, respectively, representing a 6.96% decrease. The quantity of regular CMP sold decreased by 12,505 tonnes, from 26,293 tonnes in the first quarter of 2019 to 13,788 tonnes in the first quarter of 2020.

ASP for light-weight CMP decreased from $453/tonne for the three months ended March 31, 2019 to $412/tonne for the three months ended March 31, 2020, representing a 9.05% decrease. ASP in RMB for light-weight CMP for the first quarter of 2019 and 2020 was RMB3,041 and RMB2,883, respectively, representing a 5.20% decrease. The quantity of light-weight CMP sold decreased by 2,536 tonnes, from 7,425 tonnes in the first quarter of 2019, to 4,889 tonnes in the first quarter of 2020.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the first quarter of 2020 and 2019 were 14.86% and 28.79%, respectively, representing a decrease of 13.93%.

Quantities sold for regular CMP that was produced by the PM6 production line from April 2018 to March 2020 are as follows:

Tissue Paper Products

We produce tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the brand “Qingmu”. In December 2018 and November 2019, we completed the construction, installation and test of operation of our PM8 and PM9 production lines. We launched the complete line of processing base tissue paper with designated capacity of 15,000 tonnes/year, and producing finished tissue paper products with designated capacity of 15,000 tonnes/year.

Revenue from tissue paper products was $1,006,349 (11.51% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2020, representing a decrease of $853,932, or 45.90%, from $1,860,281 for the three months ended March 31, 2019. We sold 1,185 tonnes of tissue paper in the first quarter of 2020, as compared to 1,603 tonnes in the comparable period of 2019, representing a decrease of 418 tonnes, or 26.08%. Tissue paper production was suspended and resumed on February 20, 2020. As a result, the production and sales quantity of tissue paper products decreased in the three months ended March 31, 2020 as compared to the same period of 2019.

ASP for tissue paper products decreased from $1,160/tonne for the three months ended March 31, 2019 to $849/tonne for the three months ended March 31, 2020, representing a 26.81% decrease. ASP in RMB for tissue paper products for the first quarter of 2019 and 2020 was RMB7,786 and RMB5,941, respectively, representing a 23.70% decrease. The quantity of tissue paper products sold decreased by 418 tonnes, from 1,603 tonnes in the first quarter of 2019, to 1,185 tonnes in the first quarter of 2020.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended March 31, 2020 was $8,913,570, a decrease of $8,729,188, or 49.48%, from $17,642,758 for the comparable period in 2019. This was mainly due to the decrease in sales quantity of CMP, offset printing paper and tissue paper products and decrease in material costs.

Cost of sales for CMP was $7,195,348 for the quarter ended March 31, 2020, as compared to $15,816,086 for the comparable period in 2019. The decrease in the cost of sales of $8,620,739 for CMP was mainly due to the decrease in sales volume of CMP and decrease in average cost of sales. Average cost of sales per tonne for CMP decreased by 17.91%, from $469 in the first quarter of 2019 to $385 in the first quarter of 2020. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in first quarter of 2020 compared to the first quarter of 2019.

Cost of sales for tissue paper products was $1,718,222 for the quarter ended March 31, 2020, as compared to $1,826,672 for the comparable period in 2019. The decrease in the cost of sales of $108,450 for tissue paper products was mainly due to the decrease in sales volume of tissue paper products, partially offset by the increase in average cost of sales. Average cost of sales per tonne of tissue paper products increased by 27.19%, from $1,140 in the three months ended March 31, 2019, to $1,450 for the comparable period in 2020. This is mainly due to higher average fixed costs per tonne (labor, depreciation and etc.) absorbed owning to low production quantity of PM8 and PM9 in the first quarter of 2020.

Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2020 and 2019 are summarized below:

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$5,439,510		$395	$12,271,075		$467	$(6,831,565)		$(72)	-55.67%	-15.42%
Light-Weight CMP	$1,755,837		$359	$3,545,011		$477	$(1,789,174)		$(118)	-50.47%	-24.74%
Total CMP	$7,195,348		$385	$15,816,086		$469	$(8,620,739)		$(84)	-54.51%	-17.91%
Offset Printing Paper	$-		$-	$-		$-	$-		$-	%	%
Tissue Paper Products	$1,718,222		$1,450	1,826,672		$1,140	$(108,450)		$310	-5.94%	27.19%
Total CMP, Offset Printing Paper and Tissue Paper	$8,913,570	$	n/a	$17,642,758	$	n/a	$(8,729,188)	$	n/a	-49.48%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended March 31, 2020 were RMB1,388/tonne (approximately $198/tonne), as compared to RMB1,625/tonne (approximately $242/tonne) for the three months ended March 31, 2019. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from April 2018 to March 2020 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 8.7% of total sales in first quarter of 2020, respectively, compared to 9% and 10.2% of total sales in first quarter of 2019. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2020 are summarized as follows:

Gross Profit

Gross loss for the three months ended March 31, 2020 was $169,719 (1.94% of the total revenue), representing an increase of $22,747, or 11.82%, from the gross loss of $192,466 (1.10% of the total revenue) for the three months ended March 31, 2019, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross loss for offset printing paper, CMP and tissue paper products for the three months ended March 31, 2020 was $169,719, an increase of $22,747, or 11.82%, from the gross loss of $192,466 for the three months ended March 31, 2019. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 0.84 percentage points, from -1.10% for the three months ended March 31, 2019, to -1.94% for the three months ended March 31, 2020.

Gross profit margin for regular CMP for the three months ended March 31, 2020 was 4.94%, or 5.32 percentage points higher, as compared to gross profit margin of -0.38% for the three months ended March 31, 2019. Such increase was mainly due to the decrease in cost of recycled paper board, partially offset by the decrease in ASP of regular CMP in the first quarter of 2020.

Gross profit margin for light-weight CMP for the three months ended March 31, 2020 was 12.89%, or 18.24 percentage points higher, as compared to gross profit margin of -5.35% for the three months ended March 31, 2019. The increase was mainly due to decrease in cost of recycled paper board, partially offset by the decrease in ASP of light-weight CMP in the first quarter of 2020.

Gross profit margin for tissue paper products for the three months ended March 31, 2020 was -70.74%, or 72.55 percentage points lower, as compared to gross profit margin of 1.81% for the three months ended March 31, 2019. The decrease was mainly due to higher unit fixed cost absorbed as a result of lower volume of tissue paper produced in the first quarter of 2020.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended March 31, 2020 are as follows:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 were $2,696,963, a decrease of $284,510, or 9.54% from $2,981,473 for the three months ended March 31, 2019. The decrease was mainly due to a decrease in commission to sales staff and a depreciation of RMB against USD.

Income (Loss) from Operations

Operating loss for the quarter ended March 31, 2020 was $2,866,682, an increase of $307,257, or 9.68%, from $3,173,939 for the quarter ended March 31, 2019.

Other Income and Expenses

Interest expense for the three months ended March 31, 2020 decreased by $10,551, from $255,269 in the three months ended March 31, 2019, to $244,718. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $14,904,518 as of March 31, 2020, as compared to $16,247,123 as of March 31, 2019.

Subsidy income of $142,998 for the three month ended March 31, 2020 represents funding by the government to finance various expenditures during the COVID-19 pandemic period.

Net Income (Loss)

As a result and the factors discussed above, net loss was $2,436,287 for the quarter ended March 31, 2020, representing an increase of $286,308, or 10.52%, from net loss of $2,722,595 for the quarter ended March 31, 2019.

Accounts Receivable

Net accounts receivable decreased by $1,323,640, or 42.43%, to $1,795,671 as of March 31, 2020, as compared with $3,119,311 as of December 31, 2019. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 50.46% of total value of inventory as of March 31, 2020), semi-finished goods and finished goods. As of March 31, 2020, the recorded value of inventory increased by 20.08% to $2,020,083 from $1,682,298 as of December 31, 2019. As of March 31, 2020, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $727,392, approximately $687,360, or 1717.03%, higher than the balance as of December 31, 2019. Due to the volatility of recycled paper board price, a minimum level of inventory was maintained at the end of 2019.

A summary of changes in major inventory items is as follows:

	March 31,	December 31,
	2020	2019	$ Change	% Change
Raw Materials
Recycled paper board	$727,392	$40,032	687,360	1717.03%
Recycled white scrap paper	10,379	10,541	-162	-1.54%
Tissue base paper	72,675	122,648	-49,973	-40.75%
Coal & gas	45,691	41,675	4,016	9.64%
Digital photo base paper and other raw materials	163,256	171,287	-8,031	-4.69%
Total Raw Materials	1,019,392	386,183	633,209	163.97%

Semi-finished Goods	145,259	83,266	61,993	74.45%
Finished Goods	855,431	1,212,849	-357,418	-29.47%
Total inventory, gross	2,020,083	1,682,298	337,785	20.08%
Inventory reserve	(68,706)	(74,835)	6,129	-8.19%
Total inventory, net	$1,951,376	$1,607,463	343,913	21.39%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $142,998 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as provided for in the original lease agreement. The accrued rental owed to Hebei Fangsheng was $nil and $56,552 as of March 31, 2020 and December 31, 2019, respectively, and such amounts were recorded as part of the current liabilities.

Capital Expenditure Commitment as of March 31, 2020

We finance our daily operations mainly by cash flows generated from our business operations. As of March 31, 2020, we had approximately $0.9 million in capital expenditure commitments that were mainly related to improvement of Industrial Buildings. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of March 31, 2020 was $11,712,152, an increase of $5,874,407, from $5,837,745 as of December 31, 2019. The increase of cash and cash equivalents for the three months ended March 31, 2020 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $6,860,307 for the three months ended March 31, 2020. The balance represented an increase of cash of $9,912,459, or 324.77%, from $3,052,152 used in operating activities for the three months ended March 31, 2019. Net loss for the three months ended March 31, 2020 was $2,436,287, representing an increase of $286,308, or 10.52%, from a net loss of $2,722,595 for the three months ended March 31, 2019. Changes in various asset and liability account balances throughout the three months ended March 31, 2020 also contributed to the net change in cash from operating activities in three months ended March 31, 2020. Chief among such changes is the decrease of accounts receivable in the amount of $1,315,128 during the three months of 2020 (an increase to net cash). There was also an increase of $373,470 in the ending inventory balance as of March 31, 2020 (a decrease to net cash for the three months ended March 31, 2020 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $3,774,674. The Company also had a net decrease of $5,486,216 in prepayment and other current assets (an increase to net cash) and a net decrease of $1,023,343 in other payables and accrued liabilities and related party balances (an increase to net cash), as well as a decrease in income tax payable of $1,379,130 (a decrease to net cash) during the three months ended March 31, 2020.

ii. Net cash used in investing activities

We incurred $756,514 in net cash expenditures for investing activities during the first three months of 2020, as compared to $1,415,761 for the same period of 2019. Payments in the three months ended March 31, 2020 were for the expenditures on improvement of industrial buildings.

iii. Net cash provided by financing activities

Net cash used in financing activities was $nil for the three months ended March 31, 2020, as compared to net cash used in financing activities in the amount of $5,366,166 for the three months ended March 31, 2019.

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020, pursuant to which the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock in a registered direct offering and warrants to purchase up to 4,400,000 shares of the Company’s common stock in a concurrent private placement, for gross proceeds of approximately $2.55 million. The Company plans to raise additional capital through sales of the Company’s capital stock if necessary.

Short-term bank loans

		March 31,	December 31,
		2020	2019
Industrial and Commercial Bank of China (“ICBC”) Loan 1	(a)	$6,069,075	$6,163,814

Total short-term bank loans		$6,069,075	$6,163,814

On December 20, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,069,075 and $6,163,814 as of March 31, 2020 and December 31, 2019, respectively. The working capital loan was secured by the land use right of Hebei Tengsheng as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by December 23, 2020.

As of March 31, 2020, there were guaranteed short-term borrowings of $6,069,075 and unsecured bank loans of $nil. As of December 31, 2019, there were guaranteed short-term borrowings of $6,163,814 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2020 and 2019 were approximately 4.79% and 4.76%, respectively.

Long-term loans from credit union

As of March 31, 2020 and December 31, 2019, loans payable to Rural Credit Union of Xushui District, amounted to $8,835,443 and $8,973,367, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of March 31, 2020 and December 31, 2019, total outstanding loan balance was $1,213,815 and $1,232,763, respectively. Out of the total outstanding loan balance, current portion amounted were $141,141 and $143,345 as of March 31, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,072,674 and $1,089,418 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $3,443,097 and $3,935,270 as of March 31, 2020 and December 31, 2019, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of March 31, 2020 and December 31, 2019, the total outstanding loan balance was $3,528,532 and $3,583,613, respectively. Out of the total outstanding loan balance, current portion amounted were $169,370 and $172,013 as of March 31, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,359,162 and $3,411,600 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of March 31, 2020 and December 31, 2019, the total outstanding loan balance was $2,258,260 and $2,293,512, respectively. Out of the total outstanding loan balance, current portion amounted were $1,129,130 and $1,146,756 as of March 31, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,129,130 and $1,146,756 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of March 31, 2020 and December 31, 2019, the total outstanding loan balance was $1,834,836 and $1,863,479, respectively. Out of the total outstanding loan balance, current portion amounted were $141,141 and $143,345 as of March 31, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,693,695 and $1,720,134 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2020 and 2019 were $244,718 and $230,953, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $361,793 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,483,083 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2020 and December 31, 2019, approximately $42,342 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $16,936,952 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of March 31, 2020 and December 31, 2019, the outstanding loan balance were $nil and the accrued interest was $193,981 and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2020 and December 31, 2019, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $24,316 for the three months ended March 31, 2020 and 2019, respectively. The accrued interest owed to the CEO was approximately $598,116 and $607,453, as of March 31, 2020 and December 31, 2019, respectively, which was recorded in other payables and accrued liabilities.

As of March 31, 2020 and December 31, 2019, amount due to shareholder are $617,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2020 and 2019, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2020 and December 31, 2019 to translate the Chinese RMB to the U.S. Dollars are 7.0851:1 and 6.9762:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.9931:1, and 6.7087:1 for the three months ended March 31, 2020 and 2019, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,375,379 (RMB31,000,000), which matures at various times in 2020 -2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2020.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

2020 Annual Meeting of Stockholders; Date for Submission of Stockholder Proposals

The Company currently intends to hold its annual meeting of stockholders on July 23, 2020 (the “2020 Annual Meeting”). The exact time and location of the 2020 Annual Meeting will be specified in the Company’s proxy statement for the 2020 Annual Meeting.

Because the expected date of the 2020 Annual Meeting represents a change of more than 30 calendar days from the date of the anniversary of the Company’s 2019 annual meeting of stockholders, the Company is affirming the deadline for receipt of stockholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for inclusion in the Company’s proxy materials for the 2020 Annual Meeting. In order to be considered timely, such proposals must be received in writing by the Company’s Corporate Secretary at the Company’s principal executive offices at Science Park, Juli Rd, Xushui District, Baoding City, Hebei Province, The People’s Republic of China 072550 by the close of business on May 20, 2020. Such proposals also must comply with the applicable requirements of Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials and other applicable laws.

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

IT TECH PACKAGING, INC.

Date: May 14, 2020	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)