Form 10-Q
period 2020-06-30
IT TECH PACKAGING, INC.
filed 2020-08-11
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

011 - (86) 312-8698215

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ITP	NYSE American

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

As of August 11, 2020, there were 28,514,816 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS

Current Assets
Cash and bank balances	$12,828,030	$5,837,745
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $57,531 and $59,922 as of June 30, 2020 and December 31, 2019, respectively)	3,164,142	3,119,311
Inventories	5,852,472	1,607,463
Prepayments and other current assets	5,874,642	11,613,241
Due from related parties	85,526	1,863,479

Total current assets	27,804,812	24,041,239

Prepayment on property, plant and equipment	1,412,529	1,433,445
Property, plant, and equipment, net	142,422,375	151,616,852
Value-added tax recoverable	2,444,304	2,621,841
Deferred tax asset non-current	11,348,246	10,485,053

Total Assets	$185,432,266	$190,198,430

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$6,073,875	$6,163,814
Current portion of long-term loans from credit union	3,658,450	1,605,459
Accounts payable	848,390	250,486
Advance from customers	184,132	98,311
Notes payable	-	-
Due to related parties	657,433	539,985
Accrued payroll and employee benefits	251,868	291,924
Other payables and accrued liabilities	4,518,691	6,503,010
Income taxes payable	399,051	1,382,471

Total current liabilities	16,591,890	16,835,460

Loans from credit union	5,183,982	7,367,908
Derivative liability	717,070	-

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $16,746,095 and $19,460,257 as of June 30, 2020 and December 31, 2019, respectively)	22,492,942	24,203,368

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 28,514,816 and 22,054,816 shares issued	28,515	22,055
Additional paid-in capital	53,974,869	51,155,174
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(8,523,112)	(6,057,537)
Retained earnings	111,378,478	114,794,796

Total stockholders' equity	162,939,324	165,995,062

Total Liabilities and Stockholders' Equity	$185,432,266	$190,198,430

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$26,362,273	$33,619,948	$35,106,124	$51,070,240

Cost of sales	(23,803,444)	(30,711,819)	(32,717,014)	(48,354,577)

Gross Profit	2,558,829	2,908,129	2,389,110	2,715,663

Selling, general and administrative expenses	(3,357,472)	(2,407,859)	(6,054,435)	(5,389,332)
Gain on acquisition of a subsidiary	-	31,397	-	31,397

(Loss) Income from Operations	(798,643)	531,667	(3,665,325)	(2,642,272)

Other Income (Expense):
Interest income	9,451	1,556	15,241	60,374
Subsidy income	(979)	236,288	142,019	236,288
Interest expense	(241,436)	(238,771)	(486,154)	(494,040)
Loss on derivative liability	(27,865)	-	(27,865)	-

(Loss) Income before Income Taxes	(1,059,472)	530,740	(4,022,084)	(2,839,650)

Provision for Income Taxes	79,441	(80,670)	605,766	567,125

Net (Loss) Income	(980,031)	450,070	(3,416,318)	(2,272,525)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	124,179	(3,548,683)	(2,465,575)	(255,003)

Total Comprehensive Loss	$(855,852)	$(3,098,613)	$(5,881,893)	$(2,527,528)

(Losses) Earnings Per Share:

Basic and Diluted (Losses) Earnings per Share	$(0.04)	$0.02	$(0.14)	$(0.10)

Outstanding – Basic and Diluted	24,444,761	22,022,316	24,444,761	22,022,316

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$(3,416,318)	$(2,272,525)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,496,314	7,789,459
Loss on derivative liability	27,865	-
(Recovery from) Allowance for bad debts	(1,525)	6,224
Share-based compensation and expenses	1,242,000	-
Gain on acquisition of a subsidiary	-	(31,397)
Deferred tax	(1,021,699)	(1,259,134)
Changes in operating assets and liabilities:
Accounts receivable	(89,311)	(311,265)
Prepayments and other current assets	5,739,395	60,694
Inventories	(4,291,622)	(2,920,950)
Accounts payable	604,823	502,310
Advance from customers	87,729	102,170
Notes payable	-	(3,691,999)
Related parties	1,878,231	161,857
Accrued payroll and employee benefits	(35,990)	39,237
Other payables and accrued liabilities	(1,394,793)	558,026
Income taxes payable	(968,474)	454,984
Net Cash Provided by (Used in) Operating Activities	5,856,625	(812,309)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(981,150)	(3,472,355)
Acquisition of a subsidiary	-	(1,549,384)

Net Cash Used in Investing Activities	(981,150)	(5,021,739)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	2,273,360	-
Proceeds from short term bank loans	-	3,987,359
Proceeds from credit union loans	-	2,362,879
Repayment of bank loans	-	(11,637,180)

Net Cash Provided by (Used in) Financing Activities	2,273,360	(5,286,942)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(158,550)	137,936

Net Increase (Decrease) in Cash and Cash Equivalents	6,990,285	(10,983,054)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	5,837,745	12,117,425

Cash, Cash Equivalents and Restricted Cash - End of Period	$12,828,030	$1,134,371

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$288,463	$445,860
Cash paid for income taxes	$1,369,690	$222,278

Cash and bank balances	12,828,030	1,134,371
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	12,828,030	1,134,371

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2019	22,054,816	$22,685	$51,154,544	$6,080,574	$(6,057,537)	$114,794,796	$165,995,062

Issuance of shares to officer and directors	2,000,000	2,000	1,198,000				1,200,000
Issuance of shares	4,400,000	4,400	1,579,755				1,584,155
Issuance of shares to a consultant	60,000	60	41,940				42,000
Foreign currency translation adjustment					(2,465,575)		(2,465,575)
Net income						(3,416,318)	(3,416,318)
Balance at June 30, 2020	28,514,816	$28,515	$53,974,869	$6,080,574	$(8,523,112)	$111,378,478	$162,939,324

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To ensure proper compliance of the Company’s control over the ownership and operations of Dongfang Paper with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with Dongfang Paper and Dongfang Paper Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings Inc (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010). Baoding Shengde is mainly engaged in production and distribution of digital photo paper and single-use face masks and is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to Dongfang Paper, in exchange for service fees including a fee equivalent to 80% of Dongfang Paper’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to Dongfang Paper Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of Dongfang Paper; (iii) Call Option Agreement, which generally provides, among other things, that Dongfang Paper Equity Owners irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in Dongfang Paper. The exercise price for the options shall be RMB1 which Baoding Shengde should pay to each of Dongfang Paper Equity Owner for all their equity interests in Dongfang Paper; (iv) Share Pledge Agreement, which provides that Dongfang Paper Equity Owners will pledge all of their equity interests in Dongfang Paper to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that Dongfang Paper Equity Owners breach their obligations under the Loan Agreement or Dongfang Paper fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that Dongfang Paper Equity Owners shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of Dongfang Paper or with respect to any equity owner action to be taken in accordance with the laws and Dongfang Paper’s Articles of Association. The terms of the agreement are binding on the parties for as long as Dongfang Paper Equity Owners continue to hold any equity interest in Dongfang Paper. An Dongfang Paper Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled Dongfang Paper since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009, and continued to control Dongfang Paper through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the three months ended June 30, 2020 and 2019 was accounted for 96.79% and 100% of the Company’s total revenue, repectively. The revenue generated from Dongfang Paper for the six months ended June 30, 2020 and 2019 was accounted for 97.59% and 100% of the Company’s total revenue, respectively. Dongfang Paper also accounted for 90.15% and 91.01% of the total assets of the Company as of June 30, 2020 and December 31, 2019, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2020 and December 31, 2019, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019

ASSETS

Current Assets
Cash and bank balances	$10,497,051	$5,675,374
Restricted cash	-	-
Accounts receivable	3,077,201	3,119,312
Inventories	5,820,389	1,603,038
Prepayments and other current assets	5,872,022	11,610,576
Due from related parties	85,525	1,863,479

Total current assets	25,352,188	23,871,779

Prepayment on property, plant and equipment	1,412,529	1,433,445
Property, plant, and equipment, net	130,563,350	138,920,440
Deferred tax asset non-current	9,834,828	8,869,385

Total Assets	$167,162,895	$173,095,049

LIABILITIES

Current Liabilities
Short-term bank loans	$6,073,875	$6,163,814
Current portion of long-term loans from credit union	409,633	315,358
Accounts payable	821,310	250,486
Advance from customers	184,132	98,311
Due to related parties	-	56,552
Accrued payroll and employee benefits	233,844	287,584
Other payables and accrued liabilities	4,471,918	6,502,974
Income taxes payable	399,051	1,382,471

Total current liabilities	12,593,763	15,057,550

Loans from credit union	4,336,464	4,501,018
Loans from a related party		-

Total liabilities	$16,930,227	$19,558,568

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2020 and the results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of June 30, 2020 and December 31, 2019, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

Management determined that liabilities created by beneficial conversion features associated with the issuance of certain warrants (see “Derivative liabilities” under Note (10)), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

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

(3) Restricted Cash

Restricted cash was nil as of June 30, 2020 and December 31, 2019.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Raw Materials
Recycled paper board	$4,116,442	$40,032
Recycled white scrap paper	130,972	10,541
Gas	111,573	41,675
Base paper, mask fabric and other raw materials	309,692	293,935
	4,668,680	386,183
Semi-finished Goods	122,010	83,266
Finished Goods	1,061,782	1,212,849
Total inventory, gross	5,852,472	1,682,298
Inventory reserve	-	(74,835)
Total inventory, net	$5,852,472	$1,607,463

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Prepaid land lease	$169,504	$301,023
Prepayment for purchase of materials	60,510	5,394,297
Value-added tax recoverable	5,408,783	5,666,975
Others	235,845	250,946
	$5,874,642	$11,613,241

(6) Property, plant and equipment, net

As of June 30, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
Property, Plant, and Equipment:
Land use rights	$11,518,553	$11,689,114
Building and improvements	69,778,558	70,811,803
Machinery and equipment	150,856,392	152,954,020
Vehicles	579,229	587,806
Construction in progress	6,646,105	6,399,986
Totals	239,378,837	242,442,729
Less: accumulated depreciation and amortization	(96,956,462)	(90,825,877)
Property, Plant and Equipment, net	$142,422,375	$151,616,852

As of June 30, 2020 and December 31, 2019, land use rights represented two parcel of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2066, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress mainly represents payments for paper machine of a new tissue paper production line PM10 and improvement of the office building and essentially all industrial-use buildings in the Headquarters Compound.

As of June 30, 2020 and December 31, 2019, certain property, plant and equipment of Dongfang Paper with net values of $3,013,792 and $3,935,270, respectively, have been pledged pursuant to a long-term loan from credit union for Dongfang Paper. Land use right of Dongfang Paper with net values of $5,606,524 and $5,757,546 as of June 30, 2020 and December 31, 2019, respectively, was pledged for the bank loan from Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $5,124,570 and $5,200,452 as of June 30, 2020 and December 31, 2019, respectively, was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $7,939,368 and $8,056,930 as of June 30, 2020 and December 31, 2019, respectively, was pledged for another long-term loan from credit union of Baoding Shengde. See “Short-term bank loans” and “Long-term loans from credit union” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,721,640 and $3,859,399 for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization of property, plant and equipment was $7,496,314 and $7,789,459 for the six months ended June 30, 2020 and 2019, respectively.

(7) Loans Payable

Short-term bank loans

	June 30,	December 31,
	2020	2019
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$6,073,875	$6,163,814

Total short-term bank loans	$6,073,875	$6,163,814

On December 20, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,073,875 and $6,163,814 as of June 30, 2020 and December 31, 2019, respectively. The working capital loan was secured by land use right of Hebei Tengsheng as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by December 23, 2020.

As of June 30, 2020, there were guaranteed short-term borrowings of $6,073,875 and unsecured bank loans of $nil. As of December 31, 2019, there were guaranteed short-term borrowings of $6,163,814 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended June 30, 2020 and 2019 were approximately 4.79% and 4.77%, respectively. The average short-term borrowing rates for the six months ended June 30, 2020 and 2019 were approximately 4.79% and 4.76%, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans from credit union

As of June 30, 2020 and December 31, 2019, loans payable to Rural Credit Union of Xushui District, amounted to $8,835,443 and $8,973,367, respectively.

	June 30,	December 31,
	2020	2019
Rural Credit Union of Xushui District Loan 1	$1,214,775	$1,232,763
Rural Credit Union of Xushui District Loan 2	3,531,322	3,583,613
Rural Credit Union of Xushui District Loan 3	2,260,047	2,293,512
Rural Credit Union of Xushui District Loan 4	1,836,288	1,863,479
Total	8,842,432	8,973,367
Less: Current portion of long-term loans from credit union	(3,658,450)	(1,605,459)
Long-term loans from credit union	$5,183,982	$7,367,908

As of June 30, 2020, the Company’s long-term debt repayments for the next five years were as follows:

Amount
Fiscal year
Remainder of 2020	$1,582,033
2021	3,022,812
2022	1,553,782
2023	2,683,805
Total	8,842,432

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of June 30, 2020 and December 31, 2019, total outstanding loan balance was $1,214,775 and $1,232,763, respectively. Out of the total outstanding loan balance, current portion amounted were $169,503 and $143,345 as of June 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,045,272 and $1,089,418 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $3,013,792 and $3,935,270 as of June 30, 2020 and December 31, 2019, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of June 30, 2020 and December 31, 2019, the total outstanding loan balance was $3,531,322 and $3,583,613, respectively. Out of the total outstanding loan balance, current portion amounted were $240,130 and $172,013 as of June 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,291,192 and $3,411,600 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of June 30, 2020 and December 31, 2019, the total outstanding loan balance was $2,260,047 and $2,293,512, respectively. Out of the total outstanding loan balance, current portion amounted were $2,260,047 and $1,146,756 as of June 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,146,756 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of June 30, 2020 and December 31, 2019, the total outstanding loan balance was $1,836,288 and $1,863,479, respectively. Out of the total outstanding loan balance, current portion amounted were $988,770 and $143,345 as of June 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $847,518 and $1,720,134 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2020 and 2019 were $241,436 and $214,907, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2020 and 2019 were $486,154 and $445,860, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $362,079 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,483,083 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the Company paid off the remaining balance, together with interest of $20,400. As of June 30, 2020 and December 31, 2019, approximately $42,376 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $ 16,950,350 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016, an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of June 30, 2020 and December 31, 2019, the outstanding loan balance were $nil and the accrued interest was $194,134 and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2020 and December 31, 2019, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $23,865 for the three months ended June 30, 2020 and 2019, respectively. The interest expenses incurred for such related party loans are $nil and $48,180 for the six months ended June 30, 2020 and 2019, respectively. The accrued interest owed to Mr. Zhenyong Liu was approximately $598,589 and $607,453, as of June 30, 2020 and December 31, 2019, respectively, which was recorded in other payables and accrued liabilities.

As of June 30, 2020 and December 31, 2019, amount due to shareholder are $657,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $142,019 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30,	December 31,
	2020	2019
Accrued electricity	$118,688	$129,466
Value-added tax payable	99,729	854,728
Accrued interest to a related party	598,589	607,453
Payable for purchase of equipment	3,376,452	3,936,047
Accrued commission to salesmen	13,660	17,162
Accrued bank loan interest	196,624	-
Others	114,949	958,154
Totals	$4,518,691	$6,503,010

(10) Derivative Liabilities

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability since the warrant becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the June 30, 2020:

Six months ended
June 30,
2020
Expected term	2.68- 2.75
Expected average volatility	85 - 88%
Expected dividend yield	-
Risk-free interest rate	0.18 - 0.24%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2019	$-
Addition of new derivatives recognized as warrant	689,205
Addition of new derivatives recognized as loss on derivatives	306,215
Change in fair value of derivative liability	(278,350)
Balance at June 30, 2020	$717,070

The following table summarizes the loss on derivative liability included in the income statement for the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended
	June 30,
	2020	2019
Day one loss due to derivative liabilities as warrant	$306,215	$-
Loss on change in fair value of derivative liability	(278,350)	-
	27,865	-

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Common Stock

Issuance of common stock to investors

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock. Each share of common stock and accompanying warrant was sold at a price of $1.60.

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock in a registered direct offering and warrants to purchase up to 4,400,000 shares of the Company’s common stock in a concurrent private placement, for gross proceeds of approximately $2.55 million (net proceeds of approximately 2.27 million). The purchase price for each share of Common Stock and the corresponding warrant was $0.58.

Issuance of common stock pursuant to the 2012 Incentive Stock Plan, 2015 Omnibus Equity Incentive and 2019 Omnibus Equity Incentive

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

Issuance of common stock to Weitian

On October 15, 2018, the Company entered into an agreement with Weitian Group LCC (“Weitian”) and agreed as compensation to issue to Weitian in the aggregate of 70,000 shares of common stock for investor relation consulting service rendered from October 15, 2018 to October 15, 2019. 37,500 shares of common stock were issued to Weitian on November 12, 2018. Total fair value of the shares of common stock granted was calculated at $32,625 at $0.87 per share. 32,500 shares of common stock were issued to Weitian on August 13, 2019. Total fair value of the shares of common stock granted was calculated at $17,550 at $0.54 per share.

Issuance of common stock to a consultant

On January 2, 2020, the Company entered into an agreement with a consultant and agreed as compensation to issue to the consultant in the aggregate of 60,000 shares of common stock for merge and acquisition consulting service rendered from January 2, 2020 to January 2, 2021. 60,000 shares of common stock were issued to this consultant on April 28, 2020. Total fair value of the shares of common stock issued was calculated at $42,000 at $0.70 per share.

(12) Warrants

Pursuant to the 2020 Purchase Agreement, the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock and warrants to purchase up to 4,400,000 shares of the Common Stock in a concurrent private placement. The exercise price of the warrant is $0.7425 per share. These warrants are exercisable on November 4, 2020 and have a term of exercise equal to five years and six months from the date of issuance till November 4, 2025. The Company classified warrant as liabilities and accounted for the issuance of the Warrants as a derivative.

A summary of stock warrant activities is as below:

	Six Months Ended
	June 30, 2020
		Weight
		average
		exercise
	Number	price
Outstanding and exercisable at beginning of the period		$
Issued during the period	4,400,000	0.7425
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	4,400,000	$0.7425

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2020.

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
4,400,000	5.34	$0.7425	4,400,000	$0.7425

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). There is no intrinsic value of the warrants as of June 30, 2020.

(13) Earnings Per Share

For the three months ended June 30, 2020 and 2019, basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30,
	2020	2019
Basic (loss) income per share
Net (loss) income for the period - numerator	$(980,031)	$450,070
Weighted average common stock outstanding - denominator	24,444,761	22,022,316

Net (loss) income per share	$(0.04)	$0.02

Diluted income per share
Net income for the period- numerator	$(980,031)	$450,070
Weighted average common stock outstanding - denominator	24,444,761	22,022,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	24,444,761	22,022,316

Diluted (loss) income per share	$(0.04)	$0.02

For the six months ended June 30, 2020 and 2019, basic and diluted net income per share are calculated as follows:

	Six Months Ended June 30,
	2020	2019
Basic loss per share
Net loss for the period - numerator	$(3,416,318)	$(2,272,525)
Weighted average common stock outstanding - denominator	24,444,761	22,022,316

Net loss per share	$(0.14)	$(0.10)

Diluted loss per share
Net loss for the period - numerator	$(3,416,318)	$(2,272,525)
Weighted average common stock outstanding - denominator	24,444,761	22,022,316

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	24,444,761	22,022,316

Diluted loss per share	$(0.14)	$(0.10)

For the three and six months ended June 30, 2020 and 2019 there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	June 30,
	2020	2019
Provision for Income Taxes
Current Tax Provision U.S.	$14,717	$14,747
Current Tax Provision PRC	386,499	677,262
Deferred Tax Provision PRC	(480,657)	(611,339)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(79,441)	$80,670

The provisions for income taxes for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended
	June 30,
	2020	2019
Provision for Income Taxes
Current Tax Provision U.S.	$14,747	$14,747
Current Tax Provision PRC	401,186	677,262
Deferred Tax Provision PRC	(1,021,699)	(1,259,134)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(605,766)	$(567,125)

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

	June 30,	December 31,
	2020	2019
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$10,271,940	$9,277,009
Impairment of property, plant and equipment	506,368	521,803
Miscellaneous	244,644	277,511
Net operating loss carryover of PRC company	325,294	408,730
Total deferred tax assets	11,348,246	10,485,053
Less: Valuation allowance	-	-
Total deferred tax assets, net	$11,348,246	$10,485,053

The following table reconciles the statutory rates to the Company’s effective tax rate for:

	Three Months Ended
	June 30
	2020	2019
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	-	-
Effect of reconciling items in the PRC for tax purposes	(17.5)	(9.8)
Change in valuation allowance	-	-
Effective income tax rate	7.5%	15.2%

	Six Months Ended
	June 30
	2020	2019
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	-	-
Effect of reconciling items in the PRC for tax purposes	(9.9)	(5)
Change in valuation allowance	-	-
Effective income tax rate	15.1%	20%

During the three months ended June 30, 2020 and 2019, the effective income tax rate was estimated by the Company to be 7.5% and 15.2%, respectively.

During the six months ended June 30, 2020 and 2019, the effective income tax rate was estimated by the Company to be 15.1% and 20%, respectively.

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

2019 Incentive Stock Plan

On October 31, 2019, the shareholders of the Company at the Company’s Annual Shareholders General Meeting adopted and approved the 2019 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc. (the “2019 ISP”). Under the 2019 ISP, the Company has reserved a total of 2,000,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries. On April 2, 2020, 2,000,000 shares of common stock were granted under the 2019 ISP. Total fair value of the shares of common stock granted was calculated at $1,200,000 as of the date of issuance at $0.60 per share.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,042 (RMB120,000). This operating lease is renewable at the end of the 30-year term.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $142,019 (RMB1,000,000), for a total term of up to five years.

Future minimum lease payments of all operating leases are as follows:

June 30,	Amount
2021	158,203
2022	158,203
2023	13,822
2024	16,950
2025	16,950
Thereafter	110,177
Total operating lease payments	$474,307

Capital commitment

As of June 30, 2020, the Company has signed several contracts for purchase of paper machine of a new tissue paper production line PM10 and improvement of Industrial Buildings. Total outstanding commitments under these contracts were $5,205,861 and $1,101,989 as of June 30, 2020 and December 31, 2019, respectively. The Company expected to pay off all the balances within 1-3 years.

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd.(“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. The consideration for the acquisition is RMB320 million (approximately $45 million), of which $1.4 million was paid by the Company, and the balance consideration of $43.6 million is payable by December 31, 2021.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., Ltd.(“Baoding Huanrun”), a major supplier of raw materials, to guarantee certain obligations of this third party, and as of June 30, 2020 and December 31, 2019, the Company guaranteed its long-term loan from financial institutions amounting to $4,378,840 (RMB31,000,000) that matured at various times in 2020-2023. If Baoding Huanrun were to become insolvent, the Company could be materially adversely affected.

(17) Segment Reporting

Since March 10, 2010, Baoding Shengde started its operations and thereafter the Company manages its operations through two business operating segments: Dongfang Paper, which produces offset printing paper and corrugating medium paper and Baoding Shengde, which produces digital photo paper and single-use face masks. They are managed separately because each business requires different technology and marketing strategies.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	June 30, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$23,136,915	$2,379,806	$845,552	$-	$-	$26,362,273
Gross profit	2,429,407	(373,977)	503,399	-	-	2,558,829
Depreciation and amortization	1,617,412	2,105,130	(902)	-	-	3,721,640
Interest income	7,577	464	1,410	-	-	9,451
Interest expense	165,416	-	76,020	-	-	241,436
Income tax expense(benefit)	357,463	(525,769)	88,865	-	-	(79,441)
Net income (loss)	1,441,234	(1,349,174)	324,495	(1,396,586)	-	(980,031)

	Three Months Ended
	June 30, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$32,413,830	$1,206,118	$-	$-	$-	$33,619,948
Gross profit	3,581,797	(673,668)	-	-	-	2,908,129
Depreciation and amortization	1,656,695	2,202,698	6	-	-	3,859,399
Interest income	1,468	26	62	-	-	1,556
Interest expense	199,615	-	39,156	-	-	238,771
Income tax expense(benefit)	631,292	(550,448)	(14,921)	14,747	-	80,670
Net income (loss)	2,480,493	(1,980,144)	(33,415)	(48,261)	31,397	450,070

	Six Months Ended
	June 30, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$30,874,417	$3,386,155	$845,552	$-	$-	$35,106,124
Gross profit	2,971,562	(1,085,851)	503,399	-	-	2,389,110
Depreciation and amortization	3,124,039	4,240,501	131,774	-	-	7,496,314
Interest income	13,094	547	1,600	-	-	15,241
Interest expense	332,997	-	153,157	-	-	486,154
Income tax expense(benefit)	349,100	(1,048,685)	79,102	14,717	-	(605,766)
Net income (loss)	945,149	(2,944,112)	124,098	(1,541,453)	-	(3,416,318)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	June 30, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$49,864,122	$1,206,118	$-	$-	$-	$51,070,240
Gross profit	3,389,331	(673,668)	-	-	-	2,715,663
Depreciation and amortization	5,586,749	2,202,698	12	-	-	7,789,459
Loss from impairment and disposal of property, plant and equipment	-	-	-	-	-	-
Interest income	60,195	26	153	-	-	60,374
Interest expense	412,491	-	81,549	-	-	494,040
Income tax expense(benefit)	8,988	(550,448)	(40,412)	14,747	-	(567,125)
Net income (loss)	39,665	(1,980,144)	(72,222)	(291,221)	31,397	(2,272,525)

	As of June 30, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$70,525,495	96,637,401	18,062,459	206,911	-	185,432,266

	As of December 31, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$73,347,811	99,747,236	17,031,392	71,991	-	190,198,430

(18) Concentration and Major Customers and Suppliers

For the three months ended June 30, 2020, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2019, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2020, the Company had four major suppliers accounted for 74%, 11%, 4% and 3% of total purchases.

For the three months ended June 30, 2019, the Company had three major suppliers accounted for 80%, 9% and 4% of total purchases.

For the six months ended June 30, 2020, the Company had four major suppliers accounted for 73%, 11%, 4% and 4% of total purchases. For the six months ended June 30, 2019, the Company had three major suppliers accounted for 80%, 9% and 4% of total purchases.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of June 30, 2020 and December 31, 2019. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$70,626) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2020 and December 31, 2019, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB87,769,319 (US$12,397,672) as of June 30, 2020.

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

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. While the COVID-19 pandemic is still growing worldwide, international stock markets have reflected the uncertainty associated with the slow-down in the global economy and the reduced levels of international travel experienced since the beginning of January, large declines in oil prices and the significant decline in the Dow Industrial Average at the end of February and beginning of March 2020 was largely attributed to the effects of COVID-19. Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. During the quarter ended June 30, 2020, our revenue was affected by the temporary suspension in production as a result of the pandemic outbreak. We are still assessing our business operations and the total impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.

(21) Recent Accounting Pronouncements

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

(22) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2020 and 2019 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended June 30, 2020 and 2019

Revenue for the three months ended June 30, 2020 was $26,362,273, a decrease of $7,257,675, or 21.59%, from $33,619,948 for the same period in the previous year. This was mainly due to the decrease in sales volume of regular CMP and offset printing paper and Average Selling Prices (ASPs) of CMP, offset printing paper and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended June 30, 2020 was $25,516,720, a decrease of $8,103,228, or 24.10%, from $33,619,948 for the second quarter of 2019. Total offset printing paper, CMP and tissue paper products sold during the three months ended June 30, 2020 amounted to 64,658 tonnes, a decrease of 5,731 tonnes, or 8.14%, compared to 70,389 tonnes sold in the comparable period in the previous year. CMP production was suspended in mid-January to early March 2020 due to Chines New Year and COVID-19 outbreak. We resumed full capacity of CMP production in May 2020. The production of offset printing paper was suspended during January to May 2020 and resumed in June 2020. The changes in revenue dollar amount and in quantity sold for the three months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	June 30, 2020		June 30, 2019		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	46,979	$17,372,097	47,994	$20,883,320	(1,014)	$(3,511,223)	-2.11%	-16.81%
Light-Weight CMP	12,611	$4,502,628	12,582	$5,310,771	29	$(808,143)	0.23%	-15.22%
Total CMP	59,590	$21,874,725	60,576	$26,194,091	(986)	$(4,319,366)	-1.63%	-16.49%
Offset Printing Paper	2,183	$1,262,188	8,559	$6,236,965	(6,376)	$(4,974,777)	(74.49)%	(79.76)%
Tissue Paper Products	2,884	$2,379,807	1,254	$1,188,892	1,630	$1,190,915	129.98%	100.17%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	64,658	$25,516,720	70,389	$33,619,948	(5,731)	$(8,103,228)	-8.14%	-24.10%

Monthly sales revenue for the 24 months ended June 30, 2020, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended June 30, 2020 and 2019 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended June 30, 2019	$729	$435	$422	$948
Three Months ended June 30, 2020	$578	$370	$357	$825
Decrease from comparable period in the previous year	$(151)	$(65)	$(65)	$(123)
Decrease by percentage	-20.71%	-14.94%	-15.40%	-12.97%

The following chart shows the month-by-month ASPs for the 24-month period ended June 30, 2020:

Corrugating Medium Paper

Revenue from CMP amounted to $21,874,725 (85.73% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2020, representing a decrease of $4,319,366, or 16.49%, from $26,194,091 for the comparable period in 2019.

We sold 59,590 tonnes of CMP in the three months ended June 30, 2020 as compared to 60,576 tonnes for the same period in 2019, representing a 1.63% decrease in quantity sold.

ASP for regular CMP dropped from $435/tonne for the three months ended June 30, 2019 to $370/tonne for the three months ended June 30, 2020, representing a 14.94% decrease. ASP in RMB for regular CMP for the second quarter of 2019 and 2020 was RMB2,962 and RMB2,610, respectively, representing an 11.88% decrease. The quantity of regular CMP sold decreased by 1,014 tonnes, from 47,994 tonnes in the second quarter of 2019 to 46,979 tonnes in the second quarter of 2020.

ASP for light-weight CMP decreased from $422/tonne for the three months ended June 30, 2019 to $357/tonne for the three months ended June 30, 2020, representing a 15.40% decrease. ASP in RMB for light-weight CMP for the second quarter of 2019 and 2020 was RMB2,875 and RMB2,522, respectively, representing a 12.28% decrease. The quantity of light-weight CMP sold increased by 29 tonnes, from 12,582 tonnes in the second quarter of 2019, to 12,611 tonnes in the second quarter of 2020.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the second quarter of 2020 and 2019 were 52.47% and 52.78%, respectively, representing a decrease of 0.31%.

Quantities sold for regular CMP that was produced by the PM6 production line from July 2018 to June 2020 are as follows:

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

Revenue from tissue paper products was $2,379,807 (9.33% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2020, representing an increase of $1,190,915, or 100.17%, from $1,188,892 for the three months ended June 30, 2019. We sold 2,884 tonnes of tissue paper in the second quarter of 2020, as compared to 1,254 tonnes in the comparable period of 2019, representing an increase of 1,630 tonnes, or 129.98%.

ASP for tissue paper products decreased from $948/tonne for the three months ended June 30, 2019 to $825/tonne for the three months ended June 30, 2020, representing a 12.97% decrease. ASP in RMB for tissue paper products for the second quarter of 2019 and 2020 was RMB6,512 and RMB5,827, respectively, representing a 10.52% decrease.

Offset printing paper

Revenue from offset printing paper was $1,262,188 (4.95% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2020, representing a decrease of $4,974,777, or 79.76%, from $6,236,965 for the three months ended June 30, 2019. We sold 2,183 tonnes of offset printing paper in the second quarter of 2020, as compared to 8,559 tonnes in the comparable period of 2019, a decrease of 6,376 tonnes, or 74.49%. ASPs for offset printing paper for the second quarter of 2019 and 2020 were $729 and $578, respectively, representing a 20.71% decrease. ASP in RMB for offset printing paper for the second quarter of 2019 and 2020 was RMB4,934 and RMB4,071, respectively, representing a 17.49% decrease.

Revenue of Face Mask

On April 29, 2020, we launched a production line of non-medical single-use face masks, following the completion of raw materials preparation, trial run of the equipment and the sample products inspection. Revenue generated from selling face masks were $845,553 for the three months ended June 30, 2020. We sold 6,280 thousand pieces of face masks in the second quarter of 2020.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended June 30, 2020 was $23,461,291, a decrease of $7,250,528, or 23.61%, from $30,711,819 for the comparable period in 2019. This was mainly due to the decrease in sales quantity of CMP and offset printing paper and the decrease in material costs.

Cost of sales for CMP was $19,743,977 for the quarter ended June 30, 2020, as compared to $24,231,791 for the comparable period in 2019. The decrease in the cost of sales of $4,487,814 for CMP was mainly due to the decrease in sales volume of regular CMP and the decrease in average cost of sales. Average cost of sales per tonne for CMP decreased by 17.25%, from $400 in the second quarter of 2019 to $331 in the second quarter of 2020. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in second quarter of 2020 compared to the second quarter of 2019.

Cost of sales for offset printing paper was $963,531 for the quarter ended June 30, 2020, as compared to $4,617,156 for the comparable period in 2019. Average cost of sales per tonne of offset printing paper decreased by 18.18%, from $539 in the three months ended June 30, 2019, to $441 during the comparable period in 2020. The decrease in average cost of sales of offset printing paper was mainly due to the decrease in manufacturing overhead costs (i.e. utilities, repair and maintenance etc.).

Cost of sales for tissue paper products was $2,753,783 for the quarter ended June 30, 2020, as compared to $1,862,872 for the comparable period in 2019. The increase in the cost of sales of $890,911 for tissue paper products was mainly due to the increase in sales volume of tissue paper products, partially offset by the decrease in average cost of sales. Average cost of sales per tonne of tissue paper products decreased by 35.73%, from $1,486 in the three months ended June 30, 2019, to $955 for the comparable period in 2020. This is mainly due to the decrease in cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2020 and 2019 are summarized below:

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$15,804,679		$336	$19,274,205		$402	$(3,469,526)		$(66)	-18.00%	-16.42%
Light-Weight CMP	$3,939,298		$312	$4,957,586		$394	$(1,018,288)		$(82)	-20.54%	-20.81%
Total CMP	$19,743,977		$331	$24,231,791		$400	$(4,487,814)		$(69)	-18.52%	-17.25%
Offset Printing Paper	$963,531		$441	$4,617,156		$539	$(3,653,625)		$(98)	-79.13%	-18.18%
Tissue Paper Products	$2,753,783		$955	1,862,872		$1,486	$890,911		$(531)	47.82%	-35.73%
Total CMP, Offset Printing Paper and Tissue Paper	$23,461,291	$	n/a	$30,711,819	$	n/a	$(7,250,528)	$	n/a	-23.61%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended June 30, 2020 were RMB1,371/tonne (approximately $195/tonne), as compared to RMB1,559/tonne (approximately $230/tonne) for the three months ended June 30, 2019. These changes (in US dollars) represent a year-over-year decrease of 15.22% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from July 2018 to June 2020 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 10.3% of total sales in the second quarter of 2020, respectively, compared to 7% and 10.3% of total sales in the second quarter of 2019. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2020 are summarized as follows:

Gross Profit

Gross profit for the three months ended June 30, 2020 was $2,558,829 (9.71% of the total revenue), representing a decrease of $349,300, or 12.01%, from the gross profit of $2,908,129 (8.65% of the total revenue) for the three months ended June 30, 2019, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended June 30, 2020 was $2,055,429, a decrease of $852,700, or 29.32%, from the gross profit of $2,908,129 for the three months ended June 30, 2019. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 0.59 percentage points, from 8.65% for the three months ended June 30, 2019, to 8.06% for the three months ended June 30, 2020.

Gross profit margin for regular CMP for the three months ended June 30, 2020 was 9.02%, or 1.31 percentage points higher, as compared to gross profit margin of 7.71% for the three months ended June 30, 2019. Such increase was mainly due to the decrease in cost of recycled paper board, partially offset by the decrease in ASP of regular CMP in the second quarter of 2020.

Gross profit margin for light-weight CMP for the three months ended June 30, 2020 was 12.51%, or 5.86 percentage points higher, as compared to gross profit margin of 6.65% for the three months ended June 30, 2019. The increase was mainly due to decrease in cost of recycled paper board, partially offset by the decrease in ASP of light-weight CMP in the second quarter of 2020.

Gross profit margin for offset printing paper was 23.66% for the three months ended June 30, 2020, a decrease of 2.31 percentage points, as compared to 25.97% for the three months ended June 30, 2019. The decrease was mainly due to the decrease in ASP of offset printing paper in the second quarter of 2020.

Gross profit margin for tissue paper products for the three months ended June 30, 2020 was -15.71%, or 40.98 percentage points higher, as compared to gross profit margin of -56.69% for the three months ended June 30, 2019.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended June 30, 2020 are as follows:

Face Mask

Gross profit for face masks for the three months ended June 30, 2020 was $503,400, representing a gross margin of 59.53%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 were $3,357,472, an increase of $949,613, or 39.44% from $2,407,859 for the three months ended June 30, 2019. The increase was mainly due to the issuance of 2,000,000 shares of common stock to officers, directors and employees of the Company, as compensatory incentive, valued at $1,200,000 and the issuance of 60,000 shares of common stock to a consultant as compensation of service, valued at $42,000 in April 2020.

Income (Loss) from Operations

Operating loss for the quarter ended June 30, 2020 was $798,643, a decrease of $1,330,310, or 250.21%, from income from operations of $531,667 for the quarter ended June 30, 2019. The decrease in income from operations was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the three months ended June 30, 2020 increased by $2,665, from $238,771 in the three months ended June 30, 2019, to $241,436. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $14,916,307 as of June 30, 2020, as compared to $15,942,513 as of June 30, 2019.

Net Income (Loss)

As a result and the factors discussed above, net loss was $980,031 for the quarter ended June 30, 2020, representing a decrease of $1,430,101, or 317.75%, from net income of $450,070 for the quarter ended June 30, 2019.

Comparison of the six months ended June 30, 2020 and 2019

Revenue for the six months ended June 30, 2020 was $35,106,124, a decrease of $15,964,116, or 31.26%, from $51,070,240 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the six months ended June 30, 2020 was $34,260,571, a decrease of $16,809,669, or 32.91%, from $51,070,240 for the six months ended June 30, 2019. This was mainly due to the decrease in sales volume of Regular CMP and offset printing paper and the decrease in ASP of CMP, offset printing paper and tissue paper products. Total quantities of offset printing paper, CMP and tissue paper products sold during the six months ended June 30, 2020 amounted to 84,519 tonnes, a decrease of 21,190 tonnes, or 20.05%, compared to 105,709 tonnes sold during the six months ended June 30, 2019. Total quantities of CMP and offset printing paper sold decreased by 22,402 tonnes in the six months of 2020 as compared to the same period of 2019. We sold 4,069 tonnes of tissue paper products in the six months of 2020 as opposed to 2,857 tonnes in the same period of 2019. The changes in revenue and quantity sold for the six months ended June 30, 2020 and 2019 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2020		June 30, 2019		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	60,767	$23,094,037	74,286	$33,108,199	(13,519)	$(10,014,162)	-18.20%	-30.25%
Light-Weight CMP	17,500	$6,518,191	20,006	$8,675,903	(2,506)	$(2,157,712)	-12.53%	-24.87%
Total CMP	78,267	$29,612,228	94,292	$41,784,102	(16,025)	$(12,171,874)	-17.00%	-29.13%
Offset Printing Paper	2,183	$1,262,188	8,560	$6,236,965	(6,377)	$(4,974,777)	-74.50%	-79.76%
Tissue Paper Products	4,069	$3,386,155	2,857	3,049,173	1,212	$336,982	42.42%	11.05%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	84,519	$34,260,571	105,709	$51,070,240	(21,190)	$(16,809,669)	-20.05%	-32.91%

ASPs for our main products in the six-month period ended June 30, 2020 and 2019 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Six Months Ended June 30, 2019	$729	$446	$434	$1,067.00
Six Months Ended June 30, 2020	$578	$380	$372	$832
Decrease from comparable period in the previous year	$-151	$-66	$-62	$-235
Decrease by percentage	-20.71%	-14.80%	-14.29%	-22.02%

Revenue of Face Mask

Revenue generated from selling face masks were $845,553 for the six months ended June 30, 2020. We sold 6,280 thousand pieces of face masks for the six months ended June 30, 2020.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the six months ended June 30, 2020 was $32,374,861, a decrease of $15,979,716, or 33.05%, from $48,354,577 for the six months ended June 30, 2019. This was mainly a result of the decrease in volume sold, partially offset by decrease in cost of recycled paper board. Cost of sales for CMP was $26,939,324 for the six months ended June 30, 2020, as compared to $40,047,877 in the same period of 2019. The decrease in the cost of sales of $13,108,553 for CMP was mainly due to the decrease in the quantities of regular CMP sold, partially offset by the decrease in cost of recycled paper board in the six months of 2020. Average cost of sales per tonne for CMP decreased by 19.06%, from $425 for the six months ended June 30, 2019, to $344 in the same period of 2020. The decrease was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for offset printing paper was $963,531 for the six months ended June 30, 2020, as compared to $4,617,156 in the same period of 2019. Average cost of sales per tonne of offset printing paper decreased by 18.18%, from $539 for the six months ended June 30, 2019, to $441 in the same period of 2020. Cost of sales for tissue paper products was $4,472,006 for the six months ended June 30, 2020, as compared to $3,689,544 in the same period of 2019. Average cost of sales per tonne of tissue paper products decreased by 14.87%, from $1,291 for the six months ended June 30, 2019, to $1,099 in the same period of 2020.

Changes in cost of sales and cost per tonne by product for the six months ended June 30, 2020 and 2019 are summarized below:

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$21,244,189		$350	$31,545,280		$425	$(10,301,091)		$(75)	-32.65%	-17.65%
Light-Weight CMP	$5,695,135		$325	$8,502,597		$425	$(2,807,462)		$(100)	-33.02%	-23.53%
Total CMP	$26,939,324		$344	$40,047,877		$425	$(13,108,553)		$(81)	-32.73%	-19.06%
Offset Printing Paper	$963,531		$441	$4,617,156		$539	$(3,653,625)		$(98)	-79.13%	-18.18%
Tissue Paper Products	$4,472,006		$1,099	$3,689,544		$1,291	782,462		$(192)	21.21%	-14.87%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$32,374,861	$	n/a	$48,354,577	$	n/a	$(15,979,716)	$	n/a	-33.05%	n/a %

Gross Profit

Gross profit for the six months ended June 30, 2020 was $2,389,110 (6.81% of the total revenue), representing a decrease of $326,553, or 12.02%, from the gross profit of $2,715,663 (5.32% of the total revenue) for the six months ended June 30, 2019. The decrease was mainly due to (i) the decrease in quantities sold of regular CMP and offset printing paper and (ii) the decrease of ASP of CMP, offset printing paper and tissue paper products, partially offset by the decrease of material purchase price of CMP and tissue paper products.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the six months ended June 30, 2020 was $1,885,710, a decrease of $829,953, or 30.56%, from the gross profit of $2,715,663 for the six months ended June 30, 2019. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 0.18 percentage points, from 5.32% for the six months ended June 30, 2019, to 5.50% for the six months ended June 30, 2020.

Gross profit margin for regular CMP for the six months ended June 30, 2020 was 8.01%, or 3.29 percentage points higher, as compared to gross profit margin of 4.72% for the six months ended June 30, 2019. Such increase was primarily due to decrease of material purchase price, partially offset by the decrease in ASP of regular CMP.

Gross profit margin for light-weight CMP for the six months ended June 30, 2020 was 12.63%, or 10.63 percentage points higher, as compared to gross profit margin of 2.00% for the six months ended June 30, 2019.

Gross profit margin for offset printing paper was 23.66% for the six months ended June 30, 2020, a decrease of 2.31 percentage points, as compared to 25.97% for the six months ended June 30, 2019.

Gross profit margin for tissue paper products was -32.07% for the six months ended June 30, 2020, a decrease of 11.07 percentage points, as compared to -21.00% for the six months ended June 30, 2019.

Face Mask

Gross profit for face masks for the six months ended June 30, 2020 was $503,400, representing a gross margin of 59.53%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2020 were $6,012,435, an increase of $623,103, or 11.56% from $5,389,332 for the six months ended June 30, 2019. The increase was net impact of issuance of 2,000,000 shares of common stock valued at $1,200,000 to officers, directors and employees, issuance of 60,000 shares of common stock valued at $42,000 to a consultant and decrease in sales commission to staff.

Loss from Operations

Operating loss for the six months ended June 30, 2020 was $3,665,325, a decrease of $1,023,053, or 38.72%, from $2,642,272 for the six months ended June 30, 2019. The decrease was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the six months ended June 30, 2020 decreased by $7,886, from $494,040 for the six months ended June 30, 2019, to $486,154. The Company had short-term and long-term interest-bearing loans and related party loans that aggregated $14,916,307 as of June 30, 2020, as compared to $15,942,514 as of June 30, 2019.

Subsidy income of $142,019 for the three month ended March 31, 2020 represents funding by the government to finance various expenditures during the COVID-19 pandemic period.

Net Loss

As a result of the above, net loss was $3,416,318 for the six months ended June 30, 2020, representing a decrease of $1,143,793, or 50.33%, from $2,272,525 for six months ended June 30, 2019.

Accounts Receivable

Net accounts receivable increased by $44,831, or 1.44%, to $3,164,142 as of June 30, 2020, as compared with $3,119,311 as of December 31, 2019. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 79.77% of total value of inventory as of June 30, 2020), semi-finished goods and finished goods. As of June 30, 2020, the recorded value of inventory increased by 247.89% to $5,852,473 from $1,682,298 as of December 31, 2019. As of June 30, 2020, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $4,116,442, approximately $4,076,410, or 10182.88%, higher than the balance as of December 31, 2019. Due to the volatility of recycled paper board price, a minimum level of inventory was maintained at the end of 2019.

A summary of changes in major inventory items is as follows:

	June 30, 2020	December 31, 2019	$ Change	% Change
Raw Materials
Recycled paper board	$4,116,442	$40,032	4,076,410	10182.88%
Recycled white scrap paper	130,972	10,541	120,431	1142.51%
Tissue base paper	83,084	122,648	-39,564	-32.26%
Gas	111,573	41,675	69,898	167.72%
Mask fabric and other raw materials	226,609	171,287	55,322	32.30%
Total Raw Materials	4,668,680	386,183	4,282,497	1108.93%

Semi-finished Goods	122,010	83,266	38,744	46.53%
Finished Goods	1,061,782	1,212,849	-151,067	-12.46%
Total inventory, gross	5,852,473	1,682,298	4,170,175	247.89%
Inventory reserve	-	(74,835)	74,835	-100.00%
Total inventory, net	$5,852,473	$1,607,463	4,245,010	264.08%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $142,019 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as provided for in the original lease agreement. The accrued rental owed to Hebei Fangsheng was $nil and $56,552 as of June 30, 2020 and December 31, 2019, respectively, and such amounts were recorded as part of the current liabilities.

Capital Expenditure Commitment as of June 30, 2020

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company has signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of June 30, 2020, we had approximately $5 million in capital expenditure commitments that were mainly related to purchase of paper machine of PM10 and improvement of Industrial Buildings. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of June 30, 2020 was $12,828,030, an increase of $6,990,285, from $5,837,745 as of December 31, 2019. The increase of cash and cash equivalents for the six months ended June 30, 2020 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $5,856,625 for the six months ended June 30, 2020. The balance represented an increase of cash of $6,668,934, or 820.98%, from $812,309 used in operating activities for the six months ended June 30, 2019. Net loss for the six months ended June 30, 2020 was $3,416,318, representing a decrease of $1,143,793, or 50.33%, from a net loss of $2,272,525 for the six months ended June 30, 2019. Changes in various asset and liability account balances throughout the six months ended June 30, 2020 also contributed to the net change in cash from operating activities in six months ended June 30, 2020. Chief among such changes is the increase of $4,291,622 in the ending inventory balance as of June 30, 2020 (a decrease to net cash for the six months ended June 30, 2020 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $7,496,314. The Company also had a net decrease of $5,739,395 in prepayment and other current assets (an increase to net cash) and a net decrease of $447,448 in other payables and accrued liabilities and related parties (an increase to net cash), as well as a decrease in income tax payable of $968,474 (a decrease to net cash) during the six months ended June 30, 2020.

ii. Net cash used in investing activities

We incurred $981,150 in net cash expenditures for investing activities during the six months ended June 30, 2020, as compared to $5,021,739 for the same period of 2019. Payments in the six months ended June 30, 2020 were for the expenditures on improvement of Industrial Buildings.

iii. Net cash provided by financing activities

Net cash provided by financing activities was proceeds from issuance of shares and warrants of $2,273,360 for the six months ended June 30, 2020, as compared to net cash used in financing activities in the amount of $5,286,942 for the six months ended June 30, 2019.

Short-term bank loans

	June 30,	December 31,
	2020	2019
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$6,073,875	$6,163,814

Total short-term bank loans	$6,073,875	$6,163,814

On December 20, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,073,875 and $6,163,814 as of June 30, 2020 and December 31, 2019, respectively. The working capital loan was secured by land use right of Hebei Tengsheng as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by December 23, 2020.

As of June 30, 2020, there were guaranteed short-term borrowings of $6,073,875 and unsecured bank loans of $nil. As of December 31, 2019, there were guaranteed short-term borrowings of $6,163,814 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended June 30, 2020 and 2019 were approximately 4.79% and 4.77%, respectively. The average short-term borrowing rates for the six months ended June 30, 2020 and 2019 were approximately 4.79% and 4.76%, respectively.

Long-term loans from credit union

As of June 30, 2020 and December 31, 2019, loans payable to Rural Credit Union of Xushui District, amounted to $8,835,443 and $8,973,367, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of June 30, 2020 and December 31, 2019, total outstanding loan balance was $1,214,775 and $1,232,763, respectively. Out of the total outstanding loan balance, current portion amounted were $169,503 and $143,345 as of June 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,045,272 and $1,089,418 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $3,013,792 and $3,935,270 as of June 30, 2020 and December 31, 2019, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of June 30, 2020 and December 31, 2019, the total outstanding loan balance was $3,531,322 and $3,583,613, respectively. Out of the total outstanding loan balance, current portion amounted were $240,130 and $172,013 as of June 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,291,192 and $3,411,600 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of June 30, 2020 and December 31, 2019, the total outstanding loan balance was $2,260,047 and $2,293,512, respectively. Out of the total outstanding loan balance, current portion amounted were $2,260,047 and $1,146,756 as of June 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,146,756 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of June 30, 2020 and December 31, 2019, the total outstanding loan balance was $1,836,288 and $1,863,479, respectively. Out of the total outstanding loan balance, current portion amounted were $988,770 and $143,345 as of June 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $847,518 and $1,720,134 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2020 and 2019 were $241,436 and $214,907, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2020 and 2019 were $486,154 and $445,860, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $362,079 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,483,083 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2020 and December 31, 2019, approximately $42,376 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $ 16,950,350 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of June 30, 2020 and December 31, 2019, the outstanding loan balance were $nil and the accrued interest was $194,134 and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2020 and December 31, 2019, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $23,865 for the three months ended June 30, 2020 and 2019, respectively. The interest expenses incurred for such related party loans are $nil and $48,180 for the six months ended June 30, 2020 and 2019, respectively. The accrued interest owed to the CEO was approximately $598,589 and $607,453, as of June 30, 2020 and December 31, 2019, respectively, which was recorded in other payables and accrued liabilities.

As of June 30, 2020 and December 31, 2019, amount due to shareholder are $657,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended June 30, 2020 and 2019, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2020 and December 31, 2019 to translate the Chinese RMB to the U.S. Dollars are 7.0795:1 and 6.9762:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 7.0413:1, and 6.7087:1 for the three months ended June 30, 2020 and 2019, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., Ltd.(“Baoding Huanrun”) for its long-term bank loans in an amount of $4,378,840 (RMB31,000,000), which matures at various times in 2020 -2023. Baoding Huanrun is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Baoding Huanrun were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2020.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None..

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

IT TECH PACKAGING, INC.

Date: August 11, 2020	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2020	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)