Form 10-Q
period 2020-09-30
IT TECH PACKAGING, INC.
filed 2020-11-12
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 12, 2020, there were 28,514,816 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS

Current Assets
Cash and bank balances	$8,209,905	$5,837,745
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $64,435 and $59,922 as of September 30, 2020 and December 2019, respectively)	3,472,374	3,119,311
Inventories	8,582,912	1,607,463
Prepayments and other current assets	9,930,262	11,613,241
Due from related parties	215,192	1,863,479

Total current assets	30,410,645	24,041,239

Prepayment on property, plant and equipment	2,936,814	1,433,445
Finance lease right-of-use assets, net	2,336,399	-
Property, plant, and equipment, net	142,783,813	151,616,852
Value-added tax recoverable	2,497,129	2,621,841
Deferred tax asset non-current	12,365,164	10,485,053

Total Assets	$193,329,964	$190,198,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$6,314,151	$6,163,814
Current portion of long-term loans from credit union	3,803,175	1,605,459
Lease liability	168,546	-
Accounts payable	308,611	250,486
Advance from customers	179,491	98,311
Due to related parties	657,433	539,985
Accrued payroll and employee benefits	254,887	291,924
Other payables and accrued liabilities	4,573,972	6,503,010
Income taxes payable	599,782	1,382,471

Total current liabilities	16,860,048	16,835,460

Loans from credit union	5,389,054	7,367,908
Deferred gain on sale-leaseback	406,767	-
Lease liability - non-current	385,650	-
Derivative liability	1,199,585	-

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $17,636,464 and $19,558,568 as of September 30, 2020 and December 31, 2019, respectively)	24,241,104	24,203,368

Commitments and Contingencies
Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 28,514,816 and 22,054,816 shares issued and outstanding as of September 30, 2020 and December, 31,2019, respectively	28,515	22,055
Additional paid-in capital	53,974,869	51,155,174
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(1,852,602)	(6,057,537)
Retained earnings	110,857,504	114,794,796

Total stockholders’ equity	169,088,860	165,995,062

Total Liabilities and Stockholders’ Equity	$193,329,964	$190,198,430

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$33,357,451	$32,937,917	$68,463,575	$84,008,157

Cost of sales	(30,789,899)	(27,563,185)	(63,506,913)	(75,917,762)

Gross Profit	2,567,551	5,374,732	4,956,662	8,090,395

Selling, general and administrative expenses	(2,390,920)	(2,024,547)	(8,445,356)	(7,413,879)
Gain on acquisition of a subsidiary	-	(879)	-	30,518

Income (Loss) from Operations	176,631	3,349,306	(3,488,694)	707,034

Other Income (Expense):
Interest income	8,544	1,413	23,785	61,787
Subsidy income	61,152	(2,800)	203,171	233,488
Interest expense	(258,438)	(236,987)	(744,592)	(731,027)
Loss on derivative liability	(482,515)		(510,380)

(Loss) Income before Income Taxes	(494,626)	3,110,932	(4,516,710)	271,282

Provision for Income Taxes	(26,348)	(772,905)	579,418	(205,780)

Net (Loss) Income	(520,974)	2,338,027	(3,937,292)	65,502

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	6,670,510	(4,810,379)	4,204,935	(5,065,382)

Total Comprehensive Income (Loss)	$6,149,536	$(2,472,352)	$267,643	$(4,999,880)

(Losses) Earnings Per Share:

Basic and Diluted (Losses) Earnings per Share	$(0.02)	$0.11	$(0.15)	$0.003

Outstanding – Basic and Diluted	25,816,354	22,028,171	25,816,354	22,028,171

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$(3,937,292)	$65,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,301,703	11,547,650
Loss on derivative liability	510,380	-
Loss from disposal and impairment of property, plant and equipment	-	-
(Recovery from) Allowance for bad debts	2,973	(339)
Share-based compensation and expenses	1,242,000	-
Gain on acquisition of a subsidiary		(30,518)
Deferred tax	(1,582,754)	(1,853,728)
Changes in operating assets and liabilities:
Accounts receivable	(272,857)	16,894
Prepayments and other current assets	2,099,669	185,780
Inventories	(6,758,500)	(4,307,754)
Accounts payable	50,683	254,749
Advance from customers	76,763	85,993
Notes payable	-	(3,648,250)
Related parties	1,767,888	367,277
Accrued payroll and employee benefits	(43,025)	33,334
Other payables and accrued liabilities	(1,292,657)	726,564
Income taxes payable	(795,487)	1,155,880
Net Cash Provided by Operating Activities	2,369,487	4,599,034

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,144,261)	(4,917,650)
Proceeds from sale of property, plant and equipment	572,312
Acquisition of a subsidiary	-	(1,531,531)

Net Cash Used in Investing Activities	(2,571,949)	(6,449,181)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	2,273,360	-
Proceeds from short term bank loans	-	3,940,110
Proceeds from credit union loans	-	2,334,880
Repayment of bank loans	-	(11,499,285)
Payment of capital lease obligation	(32,317)

Net Cash Provided by (Used in) Financing Activities	2,241,043	(5,224,295)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	333,579	(237,122)

Net Increase (Decrease) in Cash and Cash Equivalents	2,372,160	(7,311,564)

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	5,837,745	12,117,425

Cash, Cash Equivalents and Restricted Cash - End of Period	$8,209,905	$4,805,861

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$509,783	$659,613
Cash paid for income taxes	$1,784,107	$888,881

Cash and bank balances	8,209,905	4,805,861
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	8,209,905	4,805,861

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2018	22,022,316	$22,022	$51,137,657	$6,080,574	$(3,263,952)	$112,573,614	$166,549,915
Issuance of shares to Weitian	32,500	33	17,517				17,550
Foreign currency translation adjustment					(5,065,381)		(5,065,381)
Net income						65,502	65,502
Balance at September 30, 2019	22,054,816	$22,055	$51,155,174	$6,080,574	$(8,329,333)	$112,639,116	$161,567,586

Balance at December 31, 2019	22,054,816	$22,055	$51,155,174	$6,080,574	$(6,057,537)	$114,794,796	$165,995,062

Issuance of shares to officer and directors	2,000,000	2,000	1,198,000				1,200,000
Issuance of shares	4,400,000	4,400	1,579,755				1,584,155
Issuance of shares to a consultant	60,000	60	41,940				42,000
Foreign currency translation adjustment					4,204,935		4,204,935
Net income						(3,937,292)	(3,937,292)
Balance at September 30, 2020	28,514,816	$28,515	$53,974,869	$6,080,574	$(1,852,602)	$110,857,504	$169,088,860

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the three months ended September 30, 2020 and 2019 was accounted for 99.34% and 100% of the Company’s total revenue, respectively. The revenue generated from Dongfang Paper for the nine months ended September 30, 2020 and 2019 was accounted for 98.44% and 100% of the Company’s total revenue, respectively. Dongfang Paper also accounted for 90.53% and 91.01% of the total assets of the Company as of September 30 2020 and December 31, 2019, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020 and December 31, 2019, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets
Cash and bank balances	$7,403,768	$5,675,374
Restricted cash	-	-
Accounts receivable	3,472,374	3,119,312
Inventories	8,544,133	1,603,038
Prepayments and other current assets	9,927,537	11,610,576
Due from related parties	215,192	1,863,479

Total current assets	29,563,004	23,871,779

Prepayment on property, plant and equipment	1,468,407	1,433,445
Finance lease right-of-use assets, net	2,336,399	-
Property, plant, and equipment, net	130,868,053	138,920,440
Deferred tax asset non-current	10,777,428	8,869,385

Total Assets	$175,013,291	$173,095,049

LIABILITIES

Current Liabilities
Short-term bank loans	$6,314,151	$6,163,814
Current portion of long-term loans from credit union	425,838	315,358
Lease liability	168,546	-
Accounts payable	308,611	250,486
Advance from customers	179,491	98,311
Due to related parties	-	56,552
Accrued payroll and employee benefits	251,585	287,584
Other payables and accrued liabilities	4,494,800	6,502,974
Income taxes payable	599,782	1,382,471

Total current liabilities	12,742,804	15,057,550

Loans from credit union	4,508,010	4,501,018
Lease liability - non-current	385,650	-

Total liabilities	$17,636,464	$19,558,568

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2020 and the results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of September 30, 2020 and December 31, 2019, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

Management determined that liabilities created by beneficial conversion features associated with the issuance of certain warrants (see “Derivativeliabilities” under Note (10)), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities wasdetermined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

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

(3) Restricted Cash

Restricted cash was nil as of September 30, 2020 and December 31, 2019.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Raw Materials
Recycled paper board	$5,512,274	$40,032
Recycled white scrap paper	1,016,905	10,541
Gas	46,891	41,675
Base paper and other raw materials	359,487	293,935
	6,935,557	386,183
Semi-finished Goods	145,069	83,266
Finished Goods	1,502,286	1,212,849
Total inventory, gross	8,582,912	1,682,298
Inventory reserve	-	(74,835)
Total inventory, net	$8,582,912	$1,607,463

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Prepaid land lease	$176,210	$301,023
Prepayment for purchase of materials	2,615,556	5,394,297
Value-added tax recoverable	5,619,369	5,666,975
Others	1,519,127	250,946
	$9,930,262	$11,613,241

(6) Property, plant and equipment, net

As of September 30, 2020 and December 31, 2019, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Property, Plant, and Equipment:
Land use rights	$11,974,214	$11,689,114
Building and improvements	72,538,920	70,811,803
Machinery and equipment	154,703,327	152,954,020
Vehicles	602,143	587,806
Construction in progress	7,412,287	6,399,986
Totals	247,230,891	242,442,729
Less: accumulated depreciation and amortization	(104,447,078)	(90,825,877)
Property, Plant and Equipment, net	$142,783,813	$151,616,852

As of September 30, 2020 and December 31, 2019, land use rights represented two parcel of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2066, respectively.

Construction in progress mainly represents payments for paper machine of a new tissue paper production line PM10 and improvement of the office building and essentially all industrial-use buildings in the Headquarters Compound.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020 and December 31, 2019, certain property, plant and equipment of Dongfang Paper with net values of $2,690,540 and $3,935,270, respectively, have been pledged pursuant to a long-term loan from credit union for Dongfang Paper. Land use right of Dongfang Paper with net values of $5,793,482 and $5,757,546 as of September 30, 2020 and December 31, 2019, respectively, was pledged for the bank loan from Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $5,327,293 and $5,200,452 as of September 30, 2020 and December 31, 2019, respectively, was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $8,253,440 and $8,056,930 as of September 30, 2020 and December 31, 2019, respectively, was pledged for another long-term loan from credit union of Baoding Shengde. See “Short-term bank loans” and “Long-term loans from credit union” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,805,389 and $3,758,191 for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization of property, plant and equipment was $11,301,703 and $11,547,650 for the nine months ended September 30, 2020 and 2019, respectively.

(7) Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceedsin the amount of RMB 16 million (approximately US$2.3 million). Under the sale-leaseback arrangement, Hebei Tengsheng sold the Leased Equipment toTLCL for 16 million (approximately US$2.3 million). Concurrent with the sale of equipment, Hebei Tengsheng leases back the equipment soldto TLCL for a lease term of three years. At the end of the lease term, Hebei Tengsheng may pay a nominal purchase price of RMB 100 (approximately$15) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 wasrecorded as right-of-use assets and the net present value of the minimum lease paymentswasrecorded as lease liability andcalculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Hebei Tengsheng made two payments due according to the schedule. As of September 30, 2020, the balance ofLeased Equipment net of amortization was $2,336,399. The lease liabilitywere $385,650 and its current portionin the amount of $168,546 as of September 30, 2020.

Amortization of the Leased Equipment was $12,718 for the three and nine months ended September 30, 2020. Total interest expenses for the sale-leaseback arrangement was $7,172 for the three and nine months ended September 30, 2020.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded.The deferred gain isamortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of September 30, 2020 were as follows:

September 30,	Amount
2021	243,168
2022	243,168
2023	202,640
Less: unearned discount	(134,781)
554,196
Less: Current portion of lease liability	(168,546)
$385,650

(8) Loans Payable
Short-term bank loans

	September 30,	December 31,
	2020	2019
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$6,314,151	$6,163,814

Total short-term bank loans	$6,314,151	$6,163,814

On December 20, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,314,151 and $6,163,814 as of September 30, 2020 and December 31, 2019, respectively. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by December 23, 2020.

As of September 30, 2020, there were guaranteed short-term borrowings of $6,314,151 and unsecured bank loans of $nil. As of December 31, 2019, there were guaranteed short-term borrowings of $6,163,814 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended September 30, 2020 and 2019 were approximately 4.79% and 4.77%, respectively. The average short-term borrowing rates for the nine months ended September 30, 2020 and 2019 were approximately 4.79% and 4.76%, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans from credit union

As of September 30, 2020 and December 31, 2019, loans payable to Rural Credit Union of Xushui District, amounted to $9,192,229 and $8,973,367, respectively.

	September 30,	December 31,
	2020	2019
Rural Credit Union of Xushui District Loan 1	$1,262,830	$1,232,763
Rural Credit Union of Xushui District Loan 2	3,671,018	3,583,613
Rural Credit Union of Xushui District Loan 3	2,349,452	2,293,512
Rural Credit Union of Xushui District Loan 4	1,908,929	1,863,479
Total	9,192,229	8,973,367
Less: Current portion of long-term loans from credit union	(3,803,175)	(1,605,459)
Long-term loans from credit union	$5,389,054	$7,367,908

As of September 30, 2020, the Company’s long-term debt repayments for the next five years were as follows:

Amount
Fiscal year
Remainder of 2020	$1,644,616
2021	3,142,391
2022	1,615,248
2023	2,789,974
Total	9,192,229

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of September 30, 2020 and December 31, 2019, total outstanding loan balance was $1,262,830 and $1,232,763, respectively. Out of the total outstanding loan balance, current portion amounted were $176,209 and $143,345 as of September 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,086,621 and $1,089,418 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $2,690,540 and $3,935,270 as of September 30, 2020 and December 31, 2019, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of September 30, 2020 and December 31, 2019, the total outstanding loan balance was $3,671,018 and $3,583,613, respectively. Out of the total outstanding loan balance, current portion amounted were $249,629 and $172,013 as of September 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,421,389 and $3,411,600 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of September 30, 2020 and December 31, 2019, the total outstanding loan balance was $2,349,452 and $2,293,512, respectively. Out of the total outstanding loan balance, current portion amounted were $2,349,452 and $1,146,756 as of September 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,146,756 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of September 30, 2020 and December 31, 2019, the total outstanding loan balance was $1,908,929 and $1,863,479, respectively. Out of the total outstanding loan balance, current portion amounted were $1,027,885 and $143,345 as of September 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $881,044 and $1,720,134 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2020 and 2019 were $251,266 and $214,907, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2020 and 2019 were $737,420 and $659,613, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $376,403 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,483,083 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the Company paid off the remaining balance, together with interest of $20,400. As of September 30, 2020 and December 31, 2019, approximately $44,052 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,620,887 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016, an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of $94,636. As of September 30, 2020 and December 31, 2019, the outstanding loan balance were $nil and the accrued interest was $201,814 and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2020 and December 31, 2019, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $23,234 for the three months ended September 30, 2020 and 2019, respectively. The interest expenses incurred for such related party loans are $nil and $71,415 for the nine months ended September 30, 2020 and 2019, respectively. The accrued interest owed to Mr. Zhenyong Liu was approximately $622,269 and $607,453, as of September 30, 2020 and December 31, 2019, respectively, which was recorded in other payables and accrued liabilities.

As of September 30, 2020 and December 31, 2019, amount due to shareholder are $657,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $143,078 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30,	December 31,
	2020	2019
Accrued electricity	$124,812	$129,466
Value-added tax payable	183,221	854,728
Accrued interest to a related party	622,269	607,453
Payable for purchase of equipment	3,271,052	3,936,047
Accrued commission to salesmen	15,229	17,162
Accrued bank loan interest	233,624	-
Others	123,765	958,154
Totals	$4,573,972	$6,503,010

(11) Derivative Liabilities

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the September 30, 2020:

Nine months ended
September 30,
2020
Expected term	2.55 - 2.75
Expected average volatility	79% - 85%
Expected dividend yield	-
Risk-free interest rate	0.16% - 0.24%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2019	$-
Addition of new derivatives recognized as warrant	689,205
Addition of new derivatives recognized as loss on derivatives	306,215
Change in fair value of derivative liability	(278,350)
Balance at September 30, 2020	$717,070

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended September 30, 2020 and 2019, respectively.

	Nine months Ended
	September 30,
	2020	2019
Day one loss due to derivative liabilities as warrant	$306,215	$-
Loss on change in fair value of derivative liability	204,165	-
	510,380	-

IT TECH PACKAGING, INC.

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

Issuance of common stock to a consultant

On January 2, 2020, the Company entered into an agreement with a consultant and agreed as compensation to issue to the consultant in the aggregate of 60,000 shares of common stock for merger and acquisition consulting service rendered from January 2, 2020 to January 2, 2021. 60,000 shares of common stock were issued to this consultant on April 28, 2020. Total fair value of the shares of common stock issued was calculated at $42,000 at $0.70 per share.

(13) Warrants

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

A summary of stock warrant activities is as below:

	Nine months Ended
	September 30, 2020
		Weight
		average
		exercise
	Number	price
Outstanding and exercisable at beginning of the period
Issued during the period	4,400,000	$0.7425
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	4,400,000	$0.7425

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2020.

Warrants Outstanding			Warrants Exercisable
Weighted Average
Remaining
Number of	Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
4,400,000	5.34	$0.7425	4,400,000	$0.7425

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). There is no intrinsic value of the warrants as of September 30, 2020.

(14) Earnings Per Share

For the three months ended September 30, 2020 and 2019, basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30,
	2020	2019
Basic (loss) income per share
Net (loss) income for the period - numerator	$(520,974)	$2,338,027
Weighted average common stock outstanding - denominator	25,816,354	22,028,171

Net (loss) income per share	$(0.02)	$0.11

Diluted income per share
Net income for the period- numerator	$(520,974)	$2,338,027
Weighted average common stock outstanding - denominator	25,816,354	22,028,171

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	25,816,354	22,028,171

Diluted (loss) income per share	$(0.02)	$0.11

	Nine Months Ended September 30,
	2020	2019
Basic (loss) income per share
Net (loss) income for the period - numerator	$(3,937,292)	$65,502
Weighted average common stock outstanding - denominator	25,816,354	22,028,171

Net (loss) income per share	$(0.15)	$0.003

Diluted (loss) income per share
Net (loss) income for the period - numerator	$(3,937,292)	$65,502
Weighted average common stock outstanding - denominator	25,816,354	22,028,171

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	25,816,354	22,028,171

Diluted (loss) income per share	$(0.15)	$0.003

For the three and nine months ended September 30, 2020 and 2019 there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	September 30,
	2020	2019
Provision for Income Taxes
Current Tax Provision U.S.	$14,717	$-
Current Tax Provision PRC	572,686	1,367,499
Deferred Tax Provision PRC	(561,055)	(594,594)
Total Provision for (Deferred tax benefit)/ Income Taxes	$26,348	$772,905

The provisions for income taxes for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended
	September 30,
	2020	2019
Provision for Income Taxes
Current Tax Provision U.S.	$14,747	$14,747
Current Tax Provision PRC	988,589	2,044,761
Deferred Tax Provision PRC	(1,582,754)	(1,853,728)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(579,418)	$205,780

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

	September 30,	December 31,
	2020	2019
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$11,263,430	$9,277,009
Impairment of property, plant and equipment	522,334	521,803
Miscellaneous	230,052	277,511
Net operating loss carryover of PRC company	349,348	408,730
Total deferred tax assets	12,365,164	10,485,053
Less: Valuation allowance		-
Total deferred tax assets, net	$12,365,164	10,485,053

The following table reconciles the statutory rates to the Company’s effective tax rate:

	Three Months Ended
	September 30,
	2020	2019

PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction		-
Effect of reconciling items in the PRC for tax purposes	(30.3)	(0.2)
Change in valuation allowance		-
Effective income tax rate	(5.3)%	24.8%

	Nine Months Ended
	September 30,
	2020	2019

PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction		-
Effect of reconciling items in the PRC for tax purposes	(12.2)	50.9
Change in valuation allowance		-
Effective income tax rate	12.8%	75.9%

During the three months ended September 30, 2020 and 2019, the effective income tax rate was estimated by the Company to be -5.3% and 24.8%, respectively.

During the nine months ended September 30, 2020 and 2019, the effective income tax rate was estimated by the Company to be 12.8% and 75.9%, respectively.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,169 (RMB120,000). This operating lease is renewable at the end of the 30-year term.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $143,078 (RMB1,000,000), for a total term of up to five years.

Future minimum lease payments of all operating leases are as follows:

September 30,	Amount
2021	38,842
2022	139,988
2023	17,621
2024	17,621
2025	17,621
Thereafter	110,131
Total operating lease payments	$341,824

Capital commitment

As of September 30, 2020, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $5,205,861 and $1,101,989 as of September 30, 2020 and December 31, 2019, respectively. The Company expected to pay off all the balances within 1-3 years.

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd.(“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. The consideration for the acquisition is RMB320 million (approximately $46 million), of which $2.8 million was paid by the Company, and the balance consideration of $43.2 million is payable by December 31, 2021.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., Ltd.(“Baoding Huanrun”), a major supplier of raw materials, to guarantee certain obligations of this third party, and as of September 30, 2020 and December 31, 2019, the Company guaranteed its long-term loan from financial institutions amounting to $4,552,062 (RMB31,000,000) that matured at various times in 2020-2023. If Baoding Huanrun were to become insolvent, the Company could be materially adversely affected.

(18) Segment Reporting

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

The Company evaluates performance of its operating segments based on net income. Administrative functions such as finance, treasury, and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments based on gross revenue generated. The operating segments share facilities in Xushui District, Baoding City, Hebei Province, China. All sales were sold to customers located in the PRC.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	September 30, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$30,756,297	$2,380,052	$221,102	$-	$-	$33,357,451
Gross profit	2,888,037	(345,084)	24,598	-	-	2,567,551
Depreciation and amortization	1,645,309	2,155,505	4,575	-	-	3,805,389
Interest income	6,544	977	1,023	-	-	8,544
Interest expense	172,003	7,172	79,263	-	-	258,438
Income tax expense(benefit)	578,029	(538,191)	(13,490)	-	-	26,348
Net income (loss)	1,722,774	(1,394,727)	(67,334)	(781,687)	-	(520,974)

	Nine Months Ended
	September 30, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$61,630,714	5,766,207	1,066,654	-	-	68,463,575
Gross profit	5,859,599	(1,430,934)	527,997	-	-	4,956,662
Depreciation and amortization	4,769,348	6,396,006	136,349	-	-	11,301,703
Loss from impairment and disposal of property, plant and equipment	-	-	-	-	-	-
Interest income	19,638	1,524	2,623	-	-	23,785
Interest expense	505,000	7,172	232,420	-	-	744,592
Income tax expense(benefit)	927,129	(1,586,876)	65,612	14,717	-	(579,418)
Net income (loss)	2,667,923	(4,338,839)	56,764	(2,323,140)	-	(3,937,292)

	As of September 30, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$75,258,630	99,754,660	18,262,508	54,165	-	193,329,964

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	September 30, 2019
				Not		Enterprise-
	Dongfang	Hebei	Baoding	Attributable	Elimination of	wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$31,364,795	$1,573,122	$-	$-	$-	$32,937,917
Gross profit	5,978,125	(603,393)	-	-	-	5,374,732
Depreciation and amortization	1,606,856	2,151,329	6	-	-	3,758,191
Interest income	1,317	47	49	-	-	1,413
Interest expense	194,992	-	41,995	-	-	236,987
Income tax expense(benefit)	1,324,462	(537,402)	(14,155)	-	-	772,905
Net income (loss)	3,968,168	(1,611,552)	(31,487)	13,777	(879)	2,338,027

	Nine Months Ended
	September 30, 2019
				Not
	Dongfang	Hebei	Baoding	Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$81,228,917	$2,779,240	$-	$-	$-	$84,008,157
Gross profit	9,367,456	(1,277,061)	-	-	-	8,090,395
Depreciation and amortization	7,193,605	4,354,027	18	-	-	11,547,650
Loss from impairment and disposal of property, plant and equipment	-	-	-	-	-	-
Interest income	61,512	73	202	-	-	61,787
Interest expense	607,483	-	123,544	-	-	731,027
Income tax expense(benefit)	1,333,450	(1,087,850)	(54,567)	14,747	-	205,780
Net income (loss)	4,007,833	(3,591,696)	(103,709)	(277,444)	30,518	65,502

	As of December 31, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$73,347,811	99,747,236	17,031,392	71,991	-	190,198,430

(19) Concentration and Major Customers and Suppliers

For the three months ended September 30, 2020, the Company had no single customer contributed over 10% of total sales.

For the three months ended September 30, 2019, the Company had no single customer contributed over 10% of total sales.

For the three months ended September 30, 2020, the Company had three major suppliers accounted for 75%, 11% and 3% of total purchases.For the three months ended September 30, 2019, the Company had four major suppliers accounted for 71%, 13%, 4% and 4% of total purchases.

For the nine months ended September 30, 2020, the Company had three major suppliers accounted for 74%, 11% and 4% of total purchases. For the nine months ended September 30, 2019, the Company had three major suppliers accounted for 77%, 10% and 4% of total purchases.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of September 30, 2020 and December 31, 2019. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$73,420) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2020 and December 31, 2019, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB53,960,058 (US$7,923,534) as of September 30, 2020.

(21) Risks and Uncertainties

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

(22) Recent Accounting Pronouncements

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

(23) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2020 and 2019 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended September 30, 2020 and 2019

Revenue for the three months ended September 30, 2020 was $33,357,451, an increase of $419,534, or 1.27%, from $32,937,917 for the same period in the previous year.This was mainly due to the increase in sales volume of face mask, tissue paper products and corrugating medium paper (“CMP”).

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the three months ended September 30, 2020 was $33,136,349, an increase of $198,432, or 0.60%, from $32,937,917 for the third quarter of 2019. Total offset printing paper, CMP and tissue paper products sold during the three months ended September 30, 2020 amounted to 74,126 tonnes, an increase of 1,880 tonnes, or 2.60%, compared to 72,246 tonnes sold in the comparable period in the previous year. The changes in revenue dollar amount and in quantity sold for the three months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2020		September 30, 2019		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	48,107	$19,553,861	47,487	$19,332,044	620	$221,818	1.31%	1.15%
Light-Weight CMP	12,884	$5,076,133	12,721	$5,017,008	163	$59,125	1.28%	1.18%
Total CMP	60,991	$24,629,994	60,209	$24,349,052	782	$280,943	1.30%	1.15%
Offset Printing Paper	10,280	$6,126,303	10,198	$7,037,582	82	$(911,279)	0.80%	(12.95)%
Tissue Paper Products	2,855	$2,380,052	1,840	$1,551,283	1,015	$828,769	55.16%	53.42%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	74,126	$33,136,349	72,246	$32,937,917	1,880	$198,432	2.60%	0.60%

Monthly sales revenue for the 24 months ended September 30, 2020, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended September 30, 2020 and 2019 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended September 30, 2019	$690	$407	$394	$843
Three Months ended September 30, 2020	$596	$406	$394	$834
Decrease from comparable period in the previous year	$(94)	$(1)	$-	$(9)
Decrease by percentage	-13.62%	-0.25%	0.00%	-1.07%

The following chart shows the month-by-month ASPs for the 24-month period ended September 30, 2020:

Corrugating Medium Paper

Revenue from CMP amounted to $24,629,994 (74.33% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2020, representing an increase of $280,943, or 1.15%, from $24,349,052 for the comparable period in 2019.

We sold 60,991 tonnes of CMP in the three months ended September 30, 2020 as compared to 60,209 tonnes for the same period in 2019, representing a 1.30% increase in quantity sold

ASP for regular CMP dropped from $407/tonne for the three months ended September 30, 2019 to $406/tonne for the three months ended September 30, 2020, representing a 0.25% decrease. ASP in RMB for regular CMP for the third quarter of 2019 and 2020 was RMB2,846 and RMB2,816, respectively, representing a 1.05% decrease. The quantity of regular CMP sold increased by 620 tonnes, from 47,487 tonnes in the third quarter of 2019 to 48,107 tonnes in the third quarter of 2020.

ASP for light-weight CMP were $394/tonne for the three months ended September 30, 2019 and 2020. ASP in RMB for light-weight CMP for the third quarter of 2019 and 2020 was RMB2,758 and RMB2,727, respectively, representing a 1.12% decrease. The quantity of light-weight CMP sold increased by 163 tonnes, from 12,721 tonnes in the third quarter of 2019, to 12,884 tonnes in the third quarter of 2020.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the third quarter of 2020 and 2019 were 53.77% and 53.19%, respectively, representing an increase of 0.58%.

Quantities sold for regular CMP that was produced by the PM6 production line from October 2018 to September 2020 are as follows:

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

Revenue from tissue paper products was $2,380,052 (7.18% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2020, representing an increase of $828,769, or 53.42%, from $1,551,283 for the three months ended September 30, 2019. We sold 2,855 tonnes of tissue paper in the third quarter of 2020, as compared to 1,840 tonnes in the comparable period of 2019, representing an increase of 1,015 tonnes, or 55.16%. Except for the production suspension in the first quarter of 2020, the production and sales of tissue paper products have been growing up steadily since the launch of PM8 and PM9 in December 2018 and November 2019.

ASP for tissue paper products decreased from $843/tonne for the three months ended September 30, 2019 to $834/tonne for the three months ended September 30, 2020, representing a 1.07% decrease. ASP in RMB for tissue paper products for the third quarter of 2019 and 2020 was RMB5,912 and RMB5,766, respectively, representing a 2.47% decrease. The quantity of tissue paper products sold increased by 1,015 tonnes, from 1,840 tonnes in the third quarter of 2019, to 2,855 tonnes in the third quarter of 2020.

Offset printing paper

Revenue from offset printing paper was $6,126,303 (18.49% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2020, representing a decrease of $911,279, or 12.95%, from $7,037,582 for the three months ended September 30, 2019. This is mainly due to the decrease in ASP of offset printing paper. We sold 10,280 tonnes of offset printing paper in the third quarter of 2020, as compared to 10,198 tonnes in the comparable period of 2019, an increase of 82 tonnes, or 0.80%. ASPs for offset printing paper for the third quarter of 2019 and 2020 were $690 and $596, respectively, representing a 13.62% decrease. ASP in RMB for offset printing paper for the third quarter of 2019 and 2020 was RMB4,779 and RMB4,159, respectively, representing a 12.97% decrease.

Revenue of Face Mask

On April 29, 2020, we launched a production line of non-medical single-use face masks, following the completion of raw materials preparation, trial run of the equipment and the sample products inspection. Revenue generated from selling face masks were $221,102 for the three months ended September 30, 2020. We sold 3,576 thousand pieces of face masks in the third quarter of 2020.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended September 30, 2020 was $30,593,395, an increase of $3,030,210, or 10.99%, from $27,563,185 for the comparable period in 2019. This was mainly due to the increase in material costs.

Cost of sales for CMP was $22,898,910 for the quarter ended September 30, 2020, as compared to $20,711,656 for the comparable period in 2019. The increase in the cost of sales of $2,187,254 for CMP was mainly due to the increase in average cost of sales. Average cost of sales per tonne for CMP increased by 9.01%, from $344 in the third quarter of 2019 to $375 in the third quarter of 2020. The increase in average cost of sales was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in third quarter of 2020 compared to the third quarter of 2019.

Cost of sales for offset printing paper was $4,969,350 for the quarter ended September 30, 2020, as compared to $4,696,459 for the comparable period in 2019. Average cost of sales per tonne of offset printing paper increased by 4.77%, from $461 in the three months ended September 30, 2019, to $483 during the comparable period in 2020. The increase in average cost of sales of offset printing paper was mainly due to the increase in average unit purchase costs(net of applicable value added tax) of recycled white scrap paper.

Cost of sales for tissue paper products was $2,725,135 for the quarter ended September 30, 2020, as compared to $2,155,070 for the comparable period in 2019. The increase in the cost of sales of $570,065 for tissue paper products was mainly due to the increase in sales volume of tissue paper products, partially offset by the decrease in average cost of sales. Average cost of sales per tonne of tissue paper products decreased by 18.45%, from $1,171 in the three months ended September 30, 2019, to $955 for the comparable period in 2020. This is mainly due to the decrease in cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2020 and 2019 are summarized below:

	Three Months Ended		Three Months Ended						Change in
	September 30, 2020		September 30, 2019			Change in			percentage
	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$18,301,720	$380	$16,493,658		$347	$1,808,062		$33	10.96%	9.51%
Light-Weight CMP	$4,597,190	$357	$4,217,998		$332	$379,192		$25	8.99%	7.53%
Total CMP	$22,898,910	$375	$20,711,656		$344	$2,187,254		$31	10.56%	9.01%
Offset Printing Paper	$4,969,350	$483	$4,696,459		$461	$272,891		$22	5.81%	4.77%
Tissue Paper Products	$2,725,135	$955	2,155,070		$1,171	$570,065		$(216)	26.45%	-18.45%
Total CMP, Offset Printing Paper and Tissue Paper	$30,593,395	$ n/a	$27,563,185	$	n/a	$3,030,210	$	n/a	10.99%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended September 30, 2020 were RMB 1,754/tonne (approximately $251/tonne) and RMB 2,078/tonne (approximately $297/tonne), as compared to RMB 1,372/tonne (approximately $200/tonne) and RMB 1,770/tonne (approximately $258/tonne) for the three months ended September 30, 2019. These changes (in US dollars) represent a year-over-year increase of 25.50% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from October 2018 to September 2020 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 10.9% of total sales in the third quarter of 2020, respectively, compared to 5% and 10.4% of total sales in the third quarter of 2019. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended September 30, 2020 are summarized as follows:

Gross Profit

Gross profit for the three months ended September 30, 2020 was $2,567,551 (7.70% of the total revenue), representing a decrease of $2,807,181, or 52.23%, from the gross profit of $5,374,732 (16.32% of the total revenue) for the three months ended September 30, 2019, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended September 30, 2020 was $2,542,954, a decrease of $2,831,778, or 52.69%, from the gross profit of $5,374,731 for the three months ended September 30, 2019. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 8.65 percentage points, from 16.32% for the three months ended September 30, 2019, to 7.67% for the three months ended September 30, 2020.

Gross profit margin for regular CMP for the three months ended September 30, 2020 was 6.40%, or 8.28 percentage points lower, as compared to gross profit margin of 14.68% for the three months ended September 30, 2019. Such decrease was mainly due to the increase in cost of recycled paper board in the third quarter of 2020.

Gross profit margin for light-weight CMP for the three months ended September 30, 2020 was 9.44%, or 6.49 percentage points lower, as compared to gross profit margin of 15.93% for the three months ended September 30, 2019. The decrease was mainly due to the increase in cost of recycled paper board in the third quarter of 2020.

Gross profit margin for offset printing paper was 18.89% for the three months ended September 30, 2020, a decrease of 14.38 percentage points, as compared to 33.27% for the three months ended September 30, 2019. The decrease was mainly due to the increase in cost of recycled white scrap paperand decrease in ASP of offset printing paper.

Gross profit margin for tissue paper products for the three months ended September 30, 2020 was -14.50%, or 24.42 percentage points higher, as compared to gross profit margin of -38.92% for the three months ended September 30, 2019. The increase was mainly due to increase in sales volume and decrease in cost of base paper, partially offset by decrease in ASP of tissue paper products in the third quarter of 2020.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended September 30, 2020 are as follows:

Face Masks

Gross profit for face masks for the three months ended September 30, 2020 was $24,598, representing a gross margin of 11.13%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 were $2,390,920, an increase of $366,373, or 18.10% from $2,024,547 for the three months ended September 30, 2019. The increase was mainly due to additional expenditure on investment relation activities (e.g. consultancy, board meeting etc.) in the third quarter of 2020 and reversal of over-provision of lease expenses for the lands of Heibei Tengsheng in the third quarter of 2019.

Income (Loss) from Operations

Operating income for the quarter ended September 30, 2020 was $176,631, a decrease of $3,172,675, or 94.73%, from $3,349,306 for the quarter ended September 30, 2019. The decrease in income from operations was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the three months ended September 30, 2020 increased by $21,451, from $236,987 in the three months ended September 30, 2019, to $258,438. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $16,060,576 as of September 30, 2020, as compared to $15,495,765 as of September 30, 2019.

Net Income (Loss)

As a result and the factors discussed above, net loss was $520,974 for the quarter ended September 30, 2020, representing a decrease of $2,859,001, or 122.28%, from net income of $2,338,027 for the quarter ended September 30, 2019.

Comparison of the nine months ended September 30, 2020 and 2019

Revenue for the nine months ended September 30, 2020 was $68,463,575, a decrease of $15,544,582, or 18.5%, from $84,008,157 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2020 was $67,396,920, a decrease of $16,611,237, or 19.77%, from $84,008,157 for the nine months ended September 30, 2019. This was mainly due to the decrease in sales volume of Regular CMP and offset printing paper and the decrease in ASP of CMP, offset printing paper and tissue paper products. Total quantities of offset printing paper, CMP and tissue paper products sold during the nine months ended September 30, 2020 amounted to 158,644 tonnes, a decrease of 19,312 tonnes, or 10.85%, compared to 177,956 tonnes sold during the nine months ended September 30, 2019. Total quantities of CMP and offset printing paper sold decreased by 21,538 tonnes in the nine months of 2020 as compared to the same period of 2019. We sold 6,923 tonnes of tissue paper products in the nine months of 2020 as opposed to 4,697 tonnes in the same period of 2019. CMP production was suspended in mid-January to early March 2020 due to Chines New Yearand COVID-19 outbreak. We resumed full capacity of CMP production in May 2020. The production of offset printing paper was suspended duringJanuary to May 2020 and resumed in June 2020. The changes in revenue and quantity sold for the nine months ended September 30, 2020 and 2019 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2020		September 30, 2019		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	108,874	$42,647,898	121,774	$52,440,243	(12,900)	$(9,792,345)	-10.59%	-18.67%
Light-Weight CMP	30,384	$11,594,324	32,728	$13,692,911	(2,344)	$(2,098,587)	-7.16%	-15.33%
Total CMP	139,258	$54,242,222	154,502	$66,133,154	(15,244)	$(11,890,932)	-9.87%	-17.98%
Offset Printing Paper	12,463	$7,388,491	18,757	$13,274,547	(6,294)	$(5,886,056)	-33.56%	-44.34%
Tissue Paper Products	6,923	$5,766,207	4,697	4,600,456	2,226	$1,165,751	47.39%	25.34%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	158,644	$67,396,920	177,956	$84,008,157	(19,312)	$(16,611,237)	-10.85%	-19.77%

ASPs for our main products in the six-month period ended September 30, 2020 and 2019 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Nine Months Ended September 30, 2019	$708	$431	$418	$979
Nine Months Ended September 30, 2020	$593	$392	$382	$833
Decrease from comparable period in the previous year	$-115	$-39	$-36	$-146
Decrease by percentage	-16.24%	-9.05%	-8.61%	-14.91%

Revenue of Face Mask

Revenue generated from selling face mask were $1,066,654 for the nine months ended September 30, 2020. We sold 9,856 thousand pieces of face masks in the third quarter of 2020.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the nine months ended September 30, 2020 was $62,968,256, a decrease of $12,949,506, or 17.06%, from $75,917,762 for the nine months ended September 30, 2019. This was mainly a result of the decrease in volume sold, partially offset by decrease in cost of materials. Cost of sales for CMP was $49,838,234 for the nine months ended September 30, 2020, as compared to $60,759,533 in the same period of 2019. The decrease in the cost of sales of $10,921,299 for CMP was mainly due to the decrease in the quantities of regular CMP sold, partially offset by the decrease in cost of recycled paper board in the nine months of 2020. Average cost of sales per tonne for CMP decreased by 8.91%, from $393 for the nine months ended September 30, 2019, to $358 in the same period of 2020. The decrease was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for offset printing paper was $5,932,881 for the nine months ended September 30, 2020, as compared to $9,313,615 in the same period of 2019. Average cost of sales per tonne of offset printing paper decreased by 4.23%, from $497 for the nine months ended September 30, 2019, to $476 in the same period of 2020.Cost of sales for tissue paper products was $7,197,141 for the nine months ended September 30, 2020, as compared to $5,844,614 in the same period of 2019. Average cost of sales per tonne of tissue paper products decreased by 16.40%, from $1,244 for the nine months ended September 30, 2019, to $1,040 for the same period of 2020.

Changes in cost of sales and cost per tonne by product for the nine months ended September 30, 2020 and 2019 are summarized below:

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$39,545,909		$363	$48,038,937		$394	$(8,493,028)		$(31)	-17.68%	-7.87%
Light-Weight CMP	$10,292,325		$339	$12,720,596		$389	$(2,428,270)		$(50)	-19.09%	-12.85%
Total CMP	$49,838,234		$358	$60,759,533		$393	$(10,921,299)		$(35)	-17.97%	-8.91%
Offset Printing Paper	$5,932,881		$476	$9,313,615		$497	$(3,380,734)		$(21)	-36.30%	-4.23%
Tissue Paper Products	$7,197,141		$1,040	$5,844,614		$1,244	1,352,527		$(204)	23.14%	-16.40%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$62,968,256	$	n/a	$75,917,762	$	n/a	$(12,949,506)	$	n/a	-17.06%	n/a %

Gross Profit

Gross profit for the nine months ended September 30, 2020 was $4,956,662 (7.24% of the total revenue), representing a decrease of $3,133,733, or 38.73%, from the gross profit of $8,090,395 (9.63% of the total revenue) for the nine months ended September 30, 2019. The decrease was mainly due to (i) the decrease in quantities sold of CMP and offset printing paper and (ii) the decrease of ASP of CMP, offset printing paper and tissue paper products, partially offset by the decrease of material purchase price of CMP and tissue paper products.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2020 was $4,428,664, a decrease of $3,661,731, or 45.26%, from the gross profit of $8,090,395 for the nine months ended September 30, 2019. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 3.06 percentage points, from 9.63% for the nine months ended September 30, 2019, to 6.57% for the nine months ended September 30, 2020.

Gross profit margin for regular CMP for the nine months ended September 30, 2020 was 7.27%, or 1.12 percentage points lower, as compared to gross profit margin of 8.39% for the nine months ended September 30, 2019. Such decrease was primarily due to decrease of decrease in ASPof regular CMP, partially offset by the decrease in material purchase price.

Gross profit margin for light-weight CMP for the nine months ended September 30, 2020 was 11.23%, or 4.13 percentage points higher, as compared to gross profit margin of 7.10% for the nine months ended September 30, 2019.

Gross profit margin for offset printing paper was 19.70% for the nine months ended September 30, 2020, a decrease of 10.14 percentage points, as compared to 29.84% for the nine months ended September 30, 2019. Such decrease was mainly due to the decrease in ASP of offset printing paper.

Gross profit margin for tissue paper products was -24.82% for the nine months ended September 30, 2020, an increase of 2.22 percentage points, as compared to -27.04% for the nine months ended September 30, 2019.

Face Masks

Gross profit for face masks for the nine months ended September 30, 2020 was $527,997, representing a gross margin of 49.5%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $8,445,356, an increase of $1,031,477, or 13.91% from $7,413,879 for the nine months ended September 30, 2019. The increase was net impact ofthe issuance of 2,000,000 shares of common stock valued at $1,200,000 to officers, directors and employees andthe issuance of 60,000 shares of common stock valued at $42,000 to a consultant and a decrease in sales commission to staff.

Income (Loss) from Operations

Operating loss for the nine months ended September 30, 2020 was $3,488,694, a decrease of $4,195,728, or 593.43%, from income from operations of $707,034 for the nine months ended September 30, 2019. The decrease was primarily due to the decrease in gross profit and the increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2020 increased by $13,565, from $731,027 for the nine months ended September 30, 2019, to $744,592. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $16,060,576 as of September 30, 2020, as compared to $15,495,765 as of September 30, 2019.

Net Loss

As a result of the above, net loss was $3,937,292 for the nine months ended September 30, 2020, representing a decrease of $4,002,794, or 6110.95%, from net income of $65,502 for nine months ended September 30, 2019.

Accounts Receivable

Net accounts receivable increased by $353,063, or 11.32%, to $3,472,374 as of September 30, 2020, as compared with $3,119,311 as of December 31, 2019. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 80.81% of total value of inventory as of September 30, 2020), semi-finished goods and finished goods. As of September 30, 2020, the recorded value of inventory increased by 433.94% to $8,582,912 from $1,607,463 as of December 31, 2019. As of September 30, 2020, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $5,512,274, approximately $5,472,242, or 13669.67%, higher than the balance as of December 31, 2019. Due to the volatility of recycled paper board and recycled white scrap paper prices, a minimum level of inventory was maintained at the end of 2019.

A summary of changes in major inventory items is as follows:

	September 30,	December 31,
	2020	2019	$ Change	% Change
Raw Materials
Recycled paper board	$5,512,274	$40,032	5,472,242	13669.67%
Recycled white scrap paper	1,016,905	10,541	1,006,364	9547.14%
Tissue base paper	148,573	122,648	25,925	21.14%
Gas	46,891	41,675	5,216	12.52%
Mask fabric and other raw materials	210,914	171,287	39,627	23.13%
Total Raw Materials	6,935,557	386,183	6,549,374	1695.93%

Semi-finished Goods	145,069	83,266	61,803	74.22%
Finished Goods	1,502,286	1,212,849	289,437	23.86%
Total inventory, gross	8,582,912	1,682,298	6,900,614	410.19%
Inventory reserve	-	(74,835)	74,835	-100.00%
Total inventory, net	$8,582,912	$1,607,463	6,975,449	433.94%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $143,078 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as provided for in the original lease agreement. The accrued rental owed to Hebei Fangsheng was $nil and $56,552 as of September 30, 2020 and December 31, 2019, respectively, and such amounts were recorded as part of the current liabilities.

Capital Expenditure Commitment as of September 30, 2020

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of September 30, 2020, we had approximately $4 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10 and the improvement of Industrial Buildings. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.3 million). Under the sale-leaseback arrangement, Hebei Tengsheng sold the Leased Equipment to TLCL for 16 million (approximately US$2.3 million). Concurrent with the sale of equipment, Hebei Tengsheng leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Hebei Tengsheng may pay a nominal purchase price of RMB 100 (approximately $15) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right-of-use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Hebei Tengsheng made two payments due according to the schedule. As of September 30, 2020, the balance of Leased Equipment net of amortization was $2,336,399. The lease liability were $385,650 and its current portion in the amount of $168,546 as of September 30, 2020.

Amortization of the Leased Equipment was $12,718 for the three and nine months ended September 30, 2020. Total interest expenses for the sale-leaseback arrangement was $7,172 for the three and nine months ended September 30, 2020.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of September 30, 2020 was $8,209,905, an increase of $2,372,160, from $5,837,745 as of December 31, 2019. The increase of cash and cash equivalents for the nine months ended September 30, 2020 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $2,369,487 for the nine months ended September 30, 2020. The balance represented a decrease of cash of $2,229,547, or 48.48%, from $4,599,034 provided for the nine months ended September 30, 2019. Net loss for the nine months ended September 30, 2020 was $3,937,292, representing a decrease of $4,002,794, or 6110.95%, from a net income of $65,502 for the nine months ended September 30, 2019. Changes in various asset and liability account balances throughout the nine months ended September 30, 2020 also contributed to the net change in cash from operating activities in nine months ended September 30, 2020. Chief among such changes is the increase of accounts receivable in the amount of $272,857 during the nine months of 2020. There was also an increase of $6,758,500 in the ending inventory balance as of September 30, 2020 (a decrease to net cash for the nine months ended September 30, 2020 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $11,301,703. The Company also had a net decrease of $2,099,669 in prepayment and other current assets (an increase to net cash) and a net decrease of $432,206 in other payables and accrued liabilities and related parties (an increase to net cash), as well as a decrease in income tax payable of $795,487 (a decrease to net cash) during the nine months ended September 30, 2020.

ii. Net cash used in investing activities

We incurred $2,571,949 in net cash expenditures for investing activities during the nine months ended September 30, 2020, as compared to $6,449,181 for the same period of 2019. Payments in the nine months ended September 30, 2020 were for the payment of Heibei Tengsheng acquisition, PM10 paper machine and expenditures on improvement of Industrial Buildings.

iii. Net cash provided by financing activities

Net cash provided by financing activities was proceeds from issuance of shares and warrants and repayment of lease liability of $2,241,043 for the nine months ended September 30, 2020, as compared to net cash used in financing activities in the amount of $5,224,295 for the nine months ended September 30, 2019.

Short-term bank loans
	September 30,	December 31,
	2020	2019
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$6,314,151	$6,163,814

Total short-term bank loans	$6,314,151	$6,163,814

On December 20, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,314,151 and $6,163,814 as of September 30, 2020 and December 31, 2019, respectively. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid by December 23, 2020.

As of September 30, 2020, there were guaranteed short-term borrowings of $6,314,151 and unsecured bank loans of $nil. As of December 31, 2019, there were guaranteed short-term borrowings of $6,163,814 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended September 30, 2020 and 2019 were approximately 4.79% and 4.77%, respectively. The average short-term borrowing rates for the nine months ended September 30, 2020 and 2019 were approximately 4.79% and 4.76%, respectively.

Long-term loans from credit union

As of September 30, 2020 and December 31, 2019, loans payable to Rural Credit Union of Xushui District, amounted to $9,192,229 and $8,973,367, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of September 30, 2020 and December 31, 2019, total outstanding loan balance was $1,262,830 and $1,232,763, respectively. Out of the total outstanding loan balance, current portion amounted were $176,209 and $143,345 as of September 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,086,621 and $1,089,418 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $2,690,540 and $3,935,270 as of September 30, 2020 and December 31, 2019, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of September 30, 2020 and December 31, 2019, the total outstanding loan balance was $3,671,018 and $3,583,613, respectively. Out of the total outstanding loan balance, current portion amounted were $249,629 and $172,013 as of September 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,421,389 and $3,411,600 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of September 30, 2020 and December 31, 2019, the total outstanding loan balance was $2,349,452 and $2,293,512, respectively. Out of the total outstanding loan balance, current portion amounted were $2,349,452 and $1,146,756 as of September 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,146,756 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the bank. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of September 30, 2020 and December 31, 2019, the total outstanding loan balance was $1,908,929 and $1,863,479, respectively. Out of the total outstanding loan balance, current portion amounted were $1,027,885 and $143,345 as of September 30, 2020 and December 31, 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $881,044 and $1,720,134 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2020 and 2019 were $251,266 and $214,907, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2020 and 2019 were $737,420 and $659,613, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO, has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $376,403 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,483,083 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the Company paid off the remaining balance, together with interest of $20,400. As of September 30, 2020 and December 31, 2019, approximately $44,052 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,620,887 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016, an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of $94,636. As of September 30, 2020 and December 31, 2019, the outstanding loan balance were $nil and the accrued interest was $201,814 and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2020 and December 31, 2019, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $23,234 for the three months ended September 30, 2020 and 2019, respectively. The interest expenses incurred for such related party loans are $nil and $71,415 for the nine months ended September 30, 2020 and 2019, respectively. The accrued interest owed to Mr. Zhenyong Liu was approximately $622,269 and $607,453, as of September 30, 2020 and December 31, 2019, respectively, which was recorded in other payables and accrued liabilities.

As of September 30, 2020 and December 31, 2019, amount due to shareholder are $657,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended September 30, 2020 and 2019, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2020 and December 31, 2019 to translate the Chinese RMB to the U.S. Dollars are 6.8101:1 and 6.9762:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.9892:1, and 6.7087:1 for the nine months ended September 30, 2020 and 2019, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., Ltd.(“Baoding Huanrun”) for its long-term bank loans in an amount of $4,552,062 (RMB31,000,000), which matures at various times in 2020 -2023. Baoding Huanrun is one of our major suppliers of raw materials. This arrangement helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Baoding Huanrun were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2020.

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

IT TECH PACKAGING, INC.

Date: November 12, 2020	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)