Form 10-K
period 2020-12-31
IT TECH PACKAGING, INC.
filed 2021-03-23
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (86) 312-8698215

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ITP	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2020 was approximately $14,089,570 based upon 23,097,655 shares of common stock held by non-affiliates and the closing price of the common stock of $0.61 on June 30, 2020.

As of March 23, 2021, there were 113,617,333 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

INTRODUCTION

In this annual report, “IT Tech Packaging,” “the Company,” “we,” “our,” or “us” refer to IT Tech Packaging, Inc., and unless the context requires otherwise, includes its subsidiaries and its controlled entity, Hebei Baoding Dongfang Paper Milling Company Limited (“Dongfang Paper”). “Baoding Shengde” means our PRC subsidiary Baoding Shengde Paper Co., Ltd.

All references to “RMB” or “Renminbi” refer to the legal currency of China; all references to “US$,” “dollars,” “U.S. dollars” and “$” refer to the legal currency of the United States.

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income and our audited consolidated balance sheets as of December 31, 2019 and 2020.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terms such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, COVID-19 outbreak, our anticipated revenues from the corrugating medium paper business segment and offset printing paper business, our ability to implement the planned capacity expansion of tissue paper, our ability to introduce new products, market acceptance of new products, general economic and business conditions, the ability to attract or retain qualified senior management personnel and research and development staff, and those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements made in this annual report relate only to events as of the date on which the statements are made. We undertake no obligation, beyond any than as required by law, to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made, even though our situation changes in the future.

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

The following diagram sets forth the current corporate structure of IT Tech Packaging:

100% ownership

Controlled by contractual arrangements

Recent Developments

March 2021 Public Offering

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 29,277,866 shares of common stock and 14,638,933 warrants to purchase up to 14,638,933 shares of common stock in a firm commitment underwritten public offering for gross proceeds of approximately $21.9 million. The purchase price for each share of common stock and accompanying warrant sold in the offering was $0.75. The warrants are exercisable commencing on March 1, 2021 at an exercise price of $0.75 and will expire on March 1, 2026. In the event of a stock split, stock dividend, combination, subsequent right offering or reclassification of the outstanding shares of Common Stock, the exercise price and the number of shares issuable upon exercise of the warrants shall be proportionately adjusted. The Company intends to use the net proceeds from the offering for general corporate and working capital purposes.

January 2021 Public Offering

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818 warrants to purchase up to 26,181,818 shares of common stock in a best-efforts public offering for gross proceeds of approximately $14.4 million. The purchase price for each share of common stock and the corresponding warrant sold in the offering was $0.55. The warrants are exercisable commencing on January 20, 2021 at an exercise price of $0.55 and will expire on January 20, 2026. In the event of a stock split, stock dividend, combination, subsequent right offering or reclassification of the outstanding shares of Common Stock, the exercise price and the number of shares issuable upon exercise of the warrants shall be proportionately adjusted. The Company intends to use the net proceeds from the offering for general corporate and working capital purposes.

Cogenerating Project

In November 2020, we completed inviting bids for the 75 tonne per hour biomass boiler procurement for our biomass cogeneration project. Multiple well-known enterprises in the biomass industry participated in tendering opening bids. In February 2021, we completed evaluation on the bidding proposals and announced that Tai Shan Group Co., Ltd., a top manufacturer in the biomass industry in China, has won the bid. Installation of the boilers is expected to commence in the near future. We expect to participate in the bidding process for urban central heating projects.

Summary of Risk Factors

Investing in our securities involves significant risks and uncertainties. You should carefully consider all of the information in this prospectus before making an investment in our securities. Below please find a summary of the principal risks we face, organized under relevant headings. These risks are discussed more fully in the section titled “Risk Factors.”

Risks Related to Our Business

Risks and uncertainties related to our business include, but are not limited to, the following:

●	Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 outbreak;

●	In order to comply with PRC regulatory requirements, we operate our businesses through companies with which we have contractual relationships but in which we do not have controlling ownership;

●	Because we rely on the consulting services agreement with Dongfang Paper for essentially all of our revenue and cash flows, any difficulty for Dongfang Paper to pay consulting fees to Baoding Shengde under the consulting agreement may have a material adverse effect on our operations.;

●	If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be materially adversely affected;

●	Our arrangements with Dongfang Paper and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses;

●	The exercise of our option to purchase part or all of the equity interests in Dongfang Paper under the Call Option Agreement might be subject to approval by the PRC government. Our failure to obtain this approval may impair our ability to substantially control Dongfang Paper and could result in actions by Dongfang Paper that conflict with our interests;

●	We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations;

●	Our certificates, permits, and licenses related to our paper making operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated;

●	Compliance with environmental regulations is expensive, and noncompliance may result in adverse publicity and potentially significant monetary damages and fines or suspension of our business operations.

●	Our failure to protect our intellectual property rights may undermine our competitive position, and external infringements of our intellectual property rights may adversely affect our business;

●	We may be subject to intellectual property infringement claims or other allegations, which may materially and adversely affect our business, financial condition and prospects;

●	We may have to bear unanticipated tax liabilities which may cause serious adverse effects to our financial conditions and business operations.

Risks Related to Doing Business in the PRC

We face risks and uncertainties related to doing business in China in general, including, but not limited to, the following:

●	Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business;

●	The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business;

●	A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products;

●	Governmental control of currency conversion may affect the value of your investment and the fluctuation of the Renminbi may harm your investment;

●	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us;

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors;

●	It may be difficult for overseas regulators to conduct investigation or collect evidence within China;

●	The current tensions in international trade and rising political tensions, particularly between U.S. and China, may adversely impact our business, financial condition, and results of operations.

Risks Related to Our Corporate Structure

We are also subject to risks and uncertainties related to our corporate structure, including, but not limited to, the following:

●	Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law;

●	Any failure by our consolidated VIEs or their shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business;

●	We may lose the ability to use and enjoy assets held by our consolidated VIEs that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

General Risks Related to Our Common Stock

In addition to the risks described above, we are subject to general risks and uncertainties related to our common stock, including, but not limited to, the following:

●	If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline;

●	Our common stock may be affected by limited trading volume and may fluctuate significantly;

●	If we become directly subject to the scrutiny involving U.S. listed Chinese companies, we may have to expend significant resources to investigate and/or defend the matter, which could harm our business operations, stock price and reputation.

Impact of COVID-19 on Our Operations and Financial Performance

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. Substantially all of our revenues and workforce are concentrated in China. In response to the intensifying efforts to contain the spread of COVID-19, the Chinese government took a number of actions, which included extending the Chinese New Year holiday, quarantining individuals suspected of having COVID-19, asking residents in China to stay at home and to avoid public gathering, among other things. During the early part of 2020, COVID-19 caused temporary closure of our CMP production, and as a result, our revenue of CMP decreased by 49.89 % in the first quarter of 2020. It is, however, still unclear how the pandemic will evolve going forward, and we cannot assure you whether the COVID-19 pandemic will again bring about significant negative impact on our business operations, financial condition and operating results, including but not limited to negative impact to our total revenues.

While we have resumed business operations, there remain significant uncertainties surrounding the COVID-19 outbreak and its further development as a global pandemic. Hence, the extent of the business disruption and the related impact on our financial results and outlook for 2021 cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the total impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.

Our Business

We engage in production and distribution of three categories of paper products: corrugating medium paper, offset printing paper, tissue paper products and non-medical face masks.

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

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM6”) production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2020, corrugating medium paper comprised approximately 86.61% of our total paper production quantities and roughly 78.42% of our total revenue. Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of a renovated PM1 production line. The renovated PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used as a construction material for wall and floor insulation or to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging that requires light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry. Offset printing paper comprised approximately 8.96% of our total paper production quantities and approximately 12.15% of our total sales revenue for the year ended December 31, 2020. Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018 and November 2019, we completed the construction, installation and test of operation of PM8 and PM9, respectively, and commercially launched tissue paper production of PM8 and PM9 at such time. On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run. Tissue paper products comprised approximately 4.43% of our total paper production quantities and approximately 8.34% of our total sales revenue for the year ended December 31, 2020.

Face Masks

On April 29, 2020, we launched a production line of non-medical single-use face masks, following the completion of raw materials preparation, trial run of the equipment and the sample products inspection. In January 2021, the Company announced it has submitted an application for the license for its new single-use surgical masks from local food and drug administration in Hebei province.

Market for our Products

The PRC Paper Making Industry

According to the 2019 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 2,700 paper and paper board manufacturers (down from 3,700 in 2010) in China, with a total output of 107.65 million tonnes, up by 3.16% from 104.35 million tonnes in 2018. Total domestic consumption was 107.04 million tonnes in 2019, up by 2.54% from 104.39 million tonnes in 2018.

Compared with 2010, output in 2019 increased by approximately 3.16% and consumption grew by approximately 2.54%. The output of paper and paper board maintained an average growth rate of approximately 1.68% during the ten-year period from 2010 to 2019, while consumption increased at an average annual rate of 1.73%. The growth is expected to continue. It is estimated that China currently has the largest paper and paper board products output and consumption in the world. (Data source: 2019 Annual Report of China Paper Manufacturing, May 2020, China Paper Association)

Data source: 2019Annual Report of China’s Paper Industry, May 2020, China Paper Association

Corrugating medium paper production in China totaled 22.20 million tonnes in 2019, a 5.46% increase from 2018. Consumption of corrugating medium paper in China amounted to 23.74 million tonnes in 2019, an increase of 7.28% as compared to 2018.

Uncoated offset printing paper production in China totaled 17.80 million tonnes in 2019, a 1.71% increase from 2018. Consumption of uncoated offset printing paper in China amounted to 17.49 million tonnes in 2019, a decrease of 0.11% as compared to 2018.

The paper making industry in China is concentrated in the east coast provinces. The largest paper production capacities by province for 2018 and 2019 (the most recent year for which relevant information is available) are summarized in the table below. The three provinces with largest capacities showed moderate increases in paper production capacities; provinces with smaller capacities, such as, Chongqing, Hubei and Fujian, showed noticeable increases as well.

Province	2018 Capacity (10k tonnes)	2019 Capacity (10k tonnes)	% Change
Guangdong	1,815	1,864	2.70
Shandong	1,810	1,830	1.10
Zhejiang	1,510	1,429	(5.36)
Jiangsu	1,141	1,312	14.99
Fujian	750	784	7.53
Henan	490	498	1.63
Hubei	325	355	9.23
Anhui	305	325	6.56
Chongqing	288	301	4.51
Sichuan	245	260	6.12

Data Sources: 2019 Annual Report of China’s Paper Industry, May 2020, China Paper Association

Customers

We generally sell our corrugating medium paper to companies making corrugating cardboards and offset printing paper to printing companies. Our largest customer is a packaging company in Tianjin City. Our total corrugating medium and offset printing paper revenue in 2020 was primarily derived from customers in Tianjin, Hebei Province and Shandong Province.

For the year ended December 31, 2020, five major customers who individually accounted for more than 5% of our total sales revenue are as follows:

	2020
	Sales Amount
	(USD$, net of	% of
	applicable	Total
	VAT)	Revenue
Company A (Baoding)	5,867,306	5.81%
Company B (Tianjin)	5,556,350	5.50%
Company C (Tianjin)	5,519,641	5.47%
Company D (Hebei)	5,189,873	5.14%
Company E(Shandong)	5,050,769	5.00%
Total Major Customers	27,183,939	26.92

Eight of our top-ten customers of 2020 are also in the top-ten customer list in 2019, representing 78.6% of the 2019 top-ten customer sales.

Target Market

We target corporate customers in the middle range of the marketplace, where, with solid quality and competitive pricing, we see potential for high volume growth for corrugating medium paper and offset printing paper. Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2020, we had six PM production lines in operation and are in the process of launching one more that are designated as PM7. These production lines include the followings:

		Designed
	Paper Product	Capacity
PM#	Produced	(tonnes/year)	Owned by	Operated by	Status as of December 31, 2020
PM1	Corrugating Medium	60,000	Dongfang Paper	Dongfang Paper	In production
	Paper
PM2	Offset Printing Paper	50,000	Dongfang Paper	Dongfang Paper	In production
PM3	Offset Printing Paper	40,000	Dongfang Paper	Dongfang Paper	In production
PM4	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market
					demand
PM5	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market
					demand
PM6	Corrugating Medium	360,000	Baoding Shengde	Dongfang Paper***	In production
	Paper
PM7*	Specialty paper	10,000	Dongfang Paper	Dongfang Paper	Under renovation and preparing for launch by the
					end of 2021
PM8	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production
PM9	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production.
PM10	Tissue paper	20,000	Dongfang Paper	Dongfang Paper	In construction

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

We have implemented a plan to renovate one of the old production lines that has been idle since the end of 2007. We previously made paper with anti-counterfeit features from that production line. When the renovation is completed, we intend to use the renovated production line to produce high-profit margin specialty papers. Our current plan is to complete the renovation project, put in place a new production and marketing team and launch the renovated production line as PM7 by the end of 2021.

On November 27, 2012, we signed a 15-year lease relating to approximately 49.4 acres of land in the Economic Development Zone in Wei County, Hebei Province, China for the purpose of developing a new tissue paper production plant. We planned to build two tissue paper production lines, each with 15,000 tonnes/year capacity, and other packaging facilities and infrastructures on the leased land. In December 2012, we signed a contract with an equipment contractor in Shanghai to build PM8, the first of our two tissue paper production lines in Wei County. In December 2018 and November 2019, we completed the construction, installation and test of operation of PM8 and PM9, respectively and commercially launched tissue paper productions of PM8 and PM9 at such time. On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

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

We sign annual raw materials supplier contracts with our suppliers. Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials. For the year ended December 31, 2020, we had two large suppliers which accounted for approximately 72% and 12% of our total purchases, respectively.

For the year ended December 31, 2020, two major suppliers who individually accounted for more than 5% of our total purchase are as follows:

	2020
	Purchase
	Amount
	(USD$, net of	% of
	applicable	Total
	VAT)	Purchase
Company A (Baoding)	62,920,272	72%
Company B (Baoding)	10,788,138	12%
Total Major Suppliers	73,708,410	84%

Competition

Dongfang Paper’s main competitors are: Chenming Paper Group Limited, Huatai Group Limited, Nine Dragons Paper (Holdings) Limited and Sun Paper Group Limited. A number of our competitors are public entities with larger capacities, broader customer bases and greater financial resources than those available to us. The businesses of our primary competitors are briefly described below:

Chenming Paper Group, Ltd. (“Chenming”), based in Shandong Province (located in northeast China), produces primarily news print paper and art paper (high quality, heavy and two-side coated printing paper). Chenming is believed to be the first company to have listed on all three stock exchanges in China: Renminbi A-shares and foreign currency B-shares in Shenzhen, the smaller of the mainland’s two stock exchanges, and H-shares in Hong Kong. Chenming has annual production capacity of 8.5 million tonnes for its coated wood-free paper product and is believed to rank among the top 500 enterprises in China.

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

Sun Paper Group, Ltd., based in Shandong Province, primarily produces card paper, whiteboard paper and art paper. It also produces alkaline peroxide mechanical pulp, sourced in part from wood chips harvested by the company’s poplar plantations. This company has reported that it has an aggregate annual production capacity of paper and pulp of approximately 5.7 million tonnes and has been listed on the Shenzhen Stock Exchange since 2006.

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

Research and Development

Our R&D activities are carried out by a task force led by a group of senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians. The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling, digital photo paper and tissue paper manufacturing) to R&D expenses. Our R&D efforts in 2020 has focused on evaluating and developing new products that are in the pipeline for 2020 and included developing and improving the manufacturing process of Light-Weight CMP and the production and packaging technology of tissue paper.

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

Intellectual Property

The company has registered nine trademarks with the Trademark Bureau under the State of Administration for Industry & Commerce.

Trademark	Certificate No.	Category	Registrant	Valid Term
Shuangxing	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotype solution, diazo paper	Dongfang Paper	April 7, 2014 through April 6, 2024
Fangmenglai	12955328	Toilet paper, handkerchief tissues, tissues, paper napkins, paper mats, beer mats, paper place mats, printing paper (including offset paper, newsprint, books paper, bond paper, plate paper and halftone paper), coated paper	Dongfang Paper	December 28, 2014 through December 27, 2024
Fangqingxin	12955235	Toilet paper, handkerchief tissues, tissues for makeup remover, paper napkin, tissues, paper duster cloth, paper face towels, paper table cloth, paper tablecloths, drawer liner (with or without flavor)	Dongfang Paper	December 28, 2014 through December 27, 2024
Kaimeilai	20212149	Xuan Paper (for traditional Chinese painting and calligraphy), Paper, tissue paper, watercolor paper, writing paper, printing publications, ink, painting brush, packaging plastic film, color box,	Baoding Shengde	July 28, 2017 through July 27, 2027
Shadow	8349821	Drying blueprint solution, diazo paper, photographic paper, sensitive paper, blueprint paper, blueprint canvas, spectral photographic plate, heliographic paper	Baoding Shengde	June 14, 2011 through June 13, 2021
Lanmeier	15635879	Paper table cover, paper pinafore, drawer lining (with flavor or not)	Hebei Tengsheng	November 21, 2016 through November 20, 2026
Qingmu	15635916	Tissue paper, paper handkerchief, paper napkin, facial paper, grained paper, cardboard, white board, container board, kraft liner, corrugated medium paper (board)	Hebei Tengsheng	January 7, 2016 through January 6, 2026
Rongou	20063034	Paper, tissue paper, paper handkerchief, paper napkin, facial paper, paper billboard, cleansing tissue, packaging paper or plastic bag (envelop, sachet), carton, paper box	Hebei Tengsheng	July 14, 2017 through July 13, 2027
Weizun	15636093	Coasters, paper table cover, paper costers, cleansing paper	Hebei Tengsheng	February 28, 2016 through February 27, 2026

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

Human Capital Resources

Employee Profiles

As of December 31, 2020, we have approximately 333 full time employees, all of whom were based in PRC. As of December 31, 2020, approximately 24.3% of our current workforce is female and 75.7% male. These employees are organized into a labor union under the labor laws of the PRC and have collective bargain power against us. We generally maintain good relations with our employees and the labor union.

Total Rewards

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary and annual incentive bonuses. We also provide private insurance coverage for any workplace accident or injury for all the operators of paper milling machinery in the workshops.

Health and Safety

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce. Our human resources team uses internal and external resources to recruit highly skilled and talented workers in the PRC, and we encourage employee referrals for open positions.

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

Executive Officers

For information regarding our executive officers as of March 23, 2021, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

Item 1A. Risk Factors

Risks Relating to our Business

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. Substantially all of our revenues and workforce are concentrated in China. In response to the intensifying efforts to contain the spread of COVID-19, the Chinese government took a number of actions, which included extending the Chinese New Year holiday, quarantining individuals suspected of having COVID-19, asking residents in China to stay at home and to avoid public gathering, among other things. During the early part of 2020, COVID-19 caused temporary closure of our CMP production, and as a result, our revenue of CMP decreased by 49.89%.in the first quarter of 2020. It is, however, still unclear how the pandemic will evolve going forward, and we cannot assure you whether the COVID-19 pandemic will again bring about significant negative impact on our business operations, financial condition and operating results, including but not limited to negative impact to our total revenues.

While we have resumed business operations, there remain significant uncertainties surrounding the COVID-19 outbreak and its further development as a global pandemic. Hence, the extent of the business disruption and the related impact on our financial results and outlook for 2021 cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the total impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.

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

We operate most of our businesses through Dongfang Paper. Our Chairman, Chief Executive Officer and 4.7% shareholder, Zhenyong Liu, owns 93.39% of the equity interest in Dongfang Paper. Conflicts of interests between his duties to us and to Dongfang Paper may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of our Company or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for its failure to maintain a valid permit. We renewed our Pollution Discharge Permit in June 2020. Our latest permit is effective from June 28, 2020 through June 27, 2025. Pollution discharge Permit for Hebei Tengsheng was effective from January 7, 2019 through January 6, 2022. An application to renew will be filed by us with the local environment protection agency before the expiration.

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

Our failure to protect our intellectual property rights may undermine our competitive position, and external infringements of our intellectual property rights may adversely affect our business.

Our success and ability to compete depends in part on our intellectual property. We primarily rely on a combination of trademark, trade secret, and copyright laws, as well as confidentiality procedures and contractual restrictions with our employees, contractors and others to establish and protect our intellectual property rights. However, confidentiality and license arrangements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. The steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for some of our properties. Infringement of intellectual property rights continues to pose a serious risk of doing business.

We may in the future file, patent applications on certain of our innovations. It is possible, however, that these innovations may not be patentable. In addition, given the cost, effort and risks associated with patent application, we may choose not to seek patent protection for some innovations. Furthermore, our patent applications may not lead to granted patents, the scope of the protection gained may be insufficient or an issued patent may be deemed invalid or unenforceable. We also cannot guarantee that any of our present or future patents or other intellectual property rights will not lapse or be invalidated, circumvented, challenged, or abandoned.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market offerings similar to ours and our ability to compete effectively would be impaired. Moreover, others may independently develop technologies that are competitive to ours or infringe on our intellectual property. The enforcement of our intellectual property rights depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. In addition, defending our intellectual property rights might entail significant expense and diversion of management resources. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigations. We can provide no assurance that we will prevail in such litigations, and, even if we do prevail, we may not obtain a meaningful relief. Accordingly, despite our efforts, we may be unable to prevent external parties from infringing or misappropriating our intellectual property. Any intellectual property that we own may not provide us with competitive advantages or may be successfully challenged by external parties.

We may be subject to intellectual property infringement claims or other allegations, which may materially and adversely affect our business, financial condition and prospects.

We cannot be certain that we do not or will not infringe patents, copyrights, trademarks or other intellectual property rights held by external parties. From time to time, we may be subject to legal proceedings and claims alleging infringement of patents, trademarks, copyrights or other intellectual property rights, or misappropriation of creative ideas or formats, or other infringement of proprietary, which may materially and adversely affect our business, financial condition and prospects.

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

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. In 2020, China’s Gross Domestic Product (“GDP”) growth rate was 2.3% as compared to 6.0% in 2019. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2020, $1 is converted into 6.5249 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Dongfang Paper’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus, if we raise 1,000,000 U.S. dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,673,826 as opposed to RMB 6,524,900 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus, if Dongfang Paper has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $133,269 as opposed to $153,259 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in an approximately 1.65% depreciation of the Renminbi against the U.S. dollar as of December 31, 2019. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant depreciation of the Renminbi against the U.S. dollar.

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

Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for you to effect service of legal process, enforce your rights based on U.S. federal securities laws against us and our officers or to enforce U.S. court judgment against us or them in the PRC.

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

It may be difficult for overseas regulators to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

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

The current tensions in international trade and rising political tensions, particularly between U.S. and China, may adversely impact our business, financial condition, and results of operations.

Although cross-border business may not be an area of our focus, if we plan to expand our business internationally in the future, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our products and services, impact our competitive position, or prevent us from being able to conduct business in certain countries. If any new tariffs, legislation, or regulations are implemented, or if existing trade agreements are renegotiated, such changes could adversely affect our business, financial condition, and results of operations. Recently, there have been heightened tensions in international economic relations, such as the one between the United States and China. The U.S. government has recently imposed, and has recently proposed to impose additional, new, or higher tariffs on certain products imported from China to penalize China for what it characterizes as unfair trade practices. China has responded by imposing, and proposing to impose additional, new, or higher tariffs on certain products imported from the United States. Following mutual retaliatory actions for months, on January 15, 2020, the United States and China entered into the Economic and Trade Agreement Between the United States of America and the People’s Republic of China as a phase one trade deal, effective on February 14, 2020.

In addition, political tensions between the United States and China have escalated due to, among other things, trade disputes, the COVID-19 outbreak, sanctions imposed by the U.S. Department of Treasury on certain officials of the Hong Kong Special Administrative Region and the PRC central government and the executive orders issued by U.S. President Donald J. Trump in August 2020 that prohibit certain transactions with certain Chinese companies and their applications. Rising political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between the two major economies, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations.

Although the direct impact of the current international trade tensions and political tensions between the United States and China, and any escalation of such tensions, on the paper making industry in China is uncertain, the negative impact on general, economic, political and social conditions may adversely impact our business, financial condition and results of operations.

Risks Related to Our Corporate Structure

Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the National People’s Congress, China’s national legislative body (the “NPC”) approved the Foreign Investment Law, which became effective on January 1, 2020. Since it is relatively new, uncertainties exist in relation to its interpretation and its implementation rules that are yet to be issued. The Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under the definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. There can be no assurance that our control over our consolidated VIEs through contractual arrangements will not be deemed as a foreign investment in the future.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Special Administrative Measures for Market Access of Foreign Investment (Negative List), which was approved by the CPC Central Committee and the State Council and issued by the State Development and Reform Commission and the Ministry of Commerce with an effective date of July 30, 2019. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over our consolidated VIEs through contractual arrangements are deemed as foreign investment in the future, and any business of our consolidated VIEs is considered “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over our consolidated VIEs may be deemed as invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operation.

Furthermore, if future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

Any failure by our consolidated VIEs or their shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

We, through our wholly foreign-owned enterprise in the PRC, have entered into a series of contractual arrangements with our consolidated VIEs and their shareholders. For a description of these contractual arrangements, see “Overview and Corporation History.” If our consolidated VIEs or their shareholders fail to perform their respective obligations under these contractual arrangements, we may incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of our consolidated VIEs were to refuse to transfer their equity interests in the consolidated VIEs to us or our designee when we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if there are any disputes or governmental proceedings involving any interest in such shareholders’ equity interests in our VIEs, our ability to exercise shareholders’ rights or foreclose the equity interest pledges according to the contractual arrangements may be impaired. If these disputes or proceedings were to impair our control over our VIEs, we may not be able to maintain effective control over our business operations in the PRC and thus would not be able to continue to consolidate our VIEs’ financial results, which would in turn result in a material adverse effect on our business, operations and financial condition.

We may lose the ability to use and enjoy assets held by our consolidated VIEs that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

Our consolidated VIEs hold substantially all of our assets. Under the contractual arrangements, our consolidated VIEs may not and their shareholders may not cause it to, in any manner, sell, transfer, mortgage or dispose of their assets or their legal or beneficial interests in the business without our prior consent. However, in the event that the shareholders of our consolidated VIEs breach these contractual arrangements and voluntarily liquidate our consolidated VIEs, or our consolidated VIEs declare bankruptcy and all or part of their assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If our consolidated VIEs undergo a voluntary or involuntary liquidation proceeding, independent third-party creditors may claim rights to some or all of their assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2020, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

If we become directly subject to the scrutiny involving U.S. listed Chinese companies, we may have to expend significant resources to investigate and/or defend the matter, which could harm our business operations, stock price and reputation.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny by investors, financial commentators and regulatory agencies. Much of the scrutiny has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial reporting and, in many cases, allegations of fraud. As a result of the scrutiny, the publicly traded stock of many U.S. listed China-based companies that have been the subject of such scrutiny has sharply decreased in value. Many of these companies are now subject to shareholder lawsuits and/or SEC enforcement actions that are conducting internal and/or external investigations into the allegations. If we become the subject of any such scrutiny, whether any allegations are true or not, we may have to expend significant resources to investigate such allegations and/or defend our company. Such investigations or allegations will be costly and time-consuming and distract our management from our business plan and could result in our reputation being harmed and our stock price could decline as a result of such allegations, regardless of the truthfulness of the allegations.

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of March 1, 2021, there were 96,968,400 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 4.7% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 4.7% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE MKT.

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

The land of our first production base (the “Xushui Paper Mill”), comprising 200 mu, or approximately 33 acres, of land, is leased from the local government pursuant to a 30 year lease that expires December 31, 2031. The lease requires an annual payment of approximately $ 17,406 (RMB 120,000) due by June 30 every year.

The land of the second production base (the “Xingtai Paper Mill”), comprising 300 mu, or approximately 50 acres, of land, is owned by Hebei Tengsheng Paper Co., Ltd., a limited liability company organized under the laws of the PRC. (“Hebei Tengsheng”). On June 25, 2019, Dongfang Paper entered into an acquisition agreement with the shareholder of Hebei Tengsheng Paper Co., Ltd., pursuant to which Dongfang Paper agreed to acquire Hebei Tengsheng for the consideration in the amount of RMB 320 million (approximately $46 million), and upon full payment for the consideration Hebei Tengsheng will become a wholly owned subsidiary of Dongfang Paper that manufactures and sells tissue paper products. The closing of the acquisition of Bebei Tengsheng has not occurred.

The office building and essentially all industrial-use buildings at our headquarters (the “Industrial Buildings”) are leased to us by a related party Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), for a term of up to three years starting August 2013, with an annual rental payment of approximately $145,052 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016 and August 6, 2018, the Company entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022, with the same rental payment as original lease agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Sale of Headquarters Real Properties to a Related Party.”

In the spring of 2010, we initiated the process of acquiring approximately 667,000 square meters of land adjacent to our first production base, Xushui Paper Mill and subsequently received governmental approval for our capacity expansion plan. On April 13, 2012, we closed our acquisition of 58,566 square meters of land and secured all associated land use right permits (the “Xushui Mill Annex”). For land acquisition of the Xushui Mill Annex, we paid a total of $7.5 million for various payments of compensation, taxes, and recording fees to the sellers and the local government. On October 26, 2012, we made a prepayment in the amount of $1,404,460 for the purchase of land use right from the local residents’ council for approximately 65,023 square meters of land located inside of our Xushui Paper Mill. In December 2016, the Company completed the purchase of such land use right, with a land use term of 50 years expiring in 2066.

As of December 31, 2020, our facilities include a total of nine production lines, among which PM7 is currently idle and under renovation, and PM4 and PM5 (both for digital photo paper) has been suspended, nine warehouses, two office buildings, two cafeterias, and five dormitories.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

IT Tech Packaging’s common stock is traded on the NYSE AMERICAN exchange under the symbol “ITP”.

Holders

As of March 23, 2021, we had approximately 3,100 shareholders of record of our common stock.

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

All shares of common stock under the 2015 and 2019 ISPs, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2020, have been issued.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The selected financial data set forth below is derived from the consolidated financial statements of the Company. The selected consolidated statements of income and comprehensive income 2020 have been derived from our audited consolidated financial statements included elsewhere in this annual report. Our selected consolidated statements of income and comprehensive income data for the year ended December 31, 2016, 2017, 2018 and 2019 and the selected consolidated balance sheet data as of December 31, 2016, 2017, 2018 and 2019 have been derived from our audited consolidated financial statements not included in this annual report. Our historical results do not necessarily indicate results expected for any future periods. The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. The financial information has been prepared in accordance with U.S. GAAP. All financial information referred to herein is expressed in U.S. dollars unless otherwise noted.

	Year Ended December 31,
	2020	2019	2018	2017	2016
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME DATA	(in thousands, except per share data)
Revenues	$100,943	$117,615	$86,747	$117,024	$134,745
Gross profit	$5,702	$13,680	$5,820	$19,956	$25,532
Selling, general and administrative expenses	$11,158	$9,782	$13,098	$11,307	$12,402
Loss from impairment and disposal of property, plant and equipment	$-	$-	$(3,904)	$(3,968)	$(178)
(Loss) income from operations	$(5,456)	$3,898	$(11,182)	$4,680	$12,952
Depreciation	$15,794	$15,304	$14,291	$14,634	$15,288
Interest expense	$1,027	$926	$1,492	$2,434	$2,621
Net (Loss) Income	$(5,554)	$2,221	$(10,546)	$1,660	$7,313
Basic and Diluted (Losses) Earnings per Share	$(0.21)	$0.10	$(0.49)	$0.16	$0.34

CONSOLIDATED BALANCE SHEETS DATA
Cash and bank balances	$4,142	$5,838	$8,475	$2,896	$2,333
Accounts receivable, net	$2,389	$3,119	$2,877	$1,844	$3,894
Inventories	$1,234	$1,607	$2,924	$8,474	$5,632
Property, plant, and equipment, net	$145,143	$151,617	$167,830	$189,389	$187,690
Total assets	$199,874	$190,198	$203,076	$218,989	$208,378
Total liabilities	$24,794	$24,203	$36,526	$33,664	$35,622
Total stockholders’ equity	$175,080	$165,995	$166,550	$185,325	$172,755

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this annual report.

Results of Operations

Revenue for the year ended December 31, 2020 was $100,943,269, a decrease of $16,671,617, or 14.17%, from $117,614,886 for the previous year. This was mainly due to the decrease in sales volume of corrugating medium paper(“CMP”) and offset printing paper and decrease in average selling prices (“ASP”) of CMP, offset printing paper and tissue paper products, partially offset by the revenue generated from face masks in year 2020.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the year ended December 31, 2020 was $99,841,325, a decrease of $17,772,411, or 15.11%, from $117,613,736 for the year ended December 31, 2019. This was mainly due to the decrease in sales volume of CMP and offset printing paper and the decrease in ASP of CMP, offset printing paper and tissue paper products. Total quantities of offset printing paper, CMP and tissue paper products sold during the year ended December 31, 2020 amounted to 227,331 tonnes, a decrease of 22,813 tonnes, or 9.12%, compared to 250,144 tonnes sold during the year ended December 31, 2019.

Total quantities of CMP and offset printing paper sold decreased by 26,111 tonnes in the year of 2020 as compared to 2019. We sold 10,088 tonnes of tissue paper products in the year of 2020 as opposed to 6,790 tonnes in 2019. CMP production was suspended in mid-January to early March 2020 due to Chinese New Year and COVID-19 outbreak. We resumed full capacity of CMP production in May 2020. The production of offset printing paper was suspended during January to May 2020 and resumed in June 2020. The changes in revenue and quantity sold for the year ended December 31, 2020 and 2019 are summarized as follows:

	Year Ended		Year Ended				Percentage
	December 31, 2020		December 31, 2019		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	154,084	$62,324,519	168,837	$72,050,122	(14,753)	$(9,725,603)	-8.74%	-13.50%
Light-Weight CMP	42,801	$16,836,407	45,310	$18,776,316	(2,509)	$(1,939,909)	-5.54%	-10.33%
Total CMP	196,885	$79,160,926	214,147	$90,826,438	(17,262)	$(11,665,512)	-8.06%	-12.84%
Offset Printing Paper	20,358	$12,265,746	29,207	$20,436,130	(8,849)	$(8,170,384)	-30.30%	-39.98%
Tissue Paper Products	10,088	$8,414,653	6,790	6,351,168	3,298	$2,063,485	48.57%	32.49%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	227,331	$99,841,325	250,144	$117,613,736	(22,813)	$(17,772,411)	-9.12%	-15.11%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended December 31, 2020, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2020 and 2019 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Year Ended December 31, 2019	$700	$427	$414	$935
Year Ended December 31, 2020	$603	$404	$393	$834
Decrease from comparable period in the previous year	$-97	$-23	$-21	$-101
Decrease by percentage	-13.86%	-5.39%	-5.07%	-10.80%

The following is a chart showing the month-by-month ASPs (excluding the ASPs of digital photo paper and tissue paper products) for the 24 month period ended December 31, 2020:

Corrugating Medium Paper

Revenue from CMP amounted to $79,160,926 (79.29% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2020, representing a decrease of $11,665,512, or 12.84%, from $90,826,438 during 2019.

We sold 196,885 tonnes of CMP in the year ended December 31, 2020 as compared to 214,147 tonnes in the year ended December 31, 2019, representing a 8.06% decrease in quantity sold.

ASP for regular CMP dropped from $427/tonne in 2019 to $404/tonne in 2020, representing a 5.39% decrease. ASP in RMB for regular CMP in 2019 and 2020 was RMB2,942 and RMB2,789, respectively, representing a 5.20% decrease. The quantity of regular CMP sold decreased by 14,753 tonnes, from 168,837 tonnes in 2019 to 154,084 tonnes in 2020.

ASP for light-weight CMP dropped from $414/tonne in 2019 to $393/tonne in 2020, representing a $5.07% decrease. ASP in RMB for light-weight CMP in 2019 and 2020 was RMB2,857 and RMB2,712, respectively, representing a 5.08% decrease. The quantity of light-weight CMP sold decreased by 2,509 tonnes, from 45,310 tonnes in 2019, to 42,801 tonnes in 2020.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the year ended December 31, 2020 and 2019 were 42.56% and 46.68%, respectively, representing a decrease of 4.12%.

Quantities sold for regular CMP that was produced by the PM6 production line from January 2019 to December 2020 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $12,265,746 (12.29% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2020, representing a decrease of $8,170,384, or 39.98%, from $20,436,130 in 2019. We sold 20,358 tonnes of offset printing paper in the year ended December 31, 2020, compared to 29,207 tonnes in 2019, a decrease of 8,849 tonnes, or 30.30%. ASPs for offset printing paper in the year ended December 31, 2019 and 2020 was $700/tonne and $603/tonne, respectively, representing a 13.86% decrease. ASP in RMB for offset printing paper for the year ended December 31, 2019 and 2020 was RMB4,824 and RMB4,154, respectively, representing a 13.89% decrease.

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

Revenue from tissue paper products was $8,414,653 (8.43% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2020, representing an increase of $2,063,485, or 32.49%, from $6,351,168 in 2019. We sold 10,088 tonnes of tissue paper products (including 305 tonnes of tissue base paper) in the year ended December 31, 2020, as compared to 6,790 tonnes in 2019, an increase of 3,298 tonnes, or 48.57%. Except for the production suspension in the first quarter of 2020, the production and sales of tissue paper products have been growing up steadily since the launch of PM8 and PM9 in December 2018 and November 2019.

Revenue of Face Mask

On April 29, 2020, we launched a production line of non-medical single-use face masks, following the completion of raw materials preparation, trial run of the equipment and the sample products inspection. Revenue generated from selling face masks were $1,101,944 for the year ended December 31, 2020. We sold 10,301 thousand pieces of face masks in year of 2020.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the year ended December 31, 2020 was $94,669,389, a decrease of $9,253,025, or 8.90%, from $103,922,414 for the year ended December 31, 2019. This was mainly a result of the decrease in sales volume of CMP and offset printing paper, partially offset by the increase in sales volume of tissue paper products. Cost of sales for CMP was $74,279,241 for the year ended December 31, 2020, as compared to $81,511,234 in 2019. The decrease in the cost of sales of $7,231,993 for CMP was mainly due to the decrease in the quantities of CMP sold, partially offset by the increase in cost of recycled paper board in the year of 2020. Average cost of sales per tonne for CMP decreased by 1.05%, from $381 for the year ended December 31, 2019, to $377 in 2020. The slight decrease was mainly attributable to lower unit cost of manufacturing overhead (e.g. wages, repair and maintenance etc.) due to suspension of production in February 2020, partially offset by higher average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for offset printing paper was $10,147,280 for the year ended December 31, 2020, as compared to $14,061,771 in 2019. Average cost of sales per tonne of offset printing paper increased by 3.53%, from $481 for the year ended December 31, 2019, to $498 in 2020. The increase was mainly attributable to higher average unit purchase costs (net of applicable value added tax) of recycled white scrap paper. Cost of sales for tissue paper products was $10,242,868 for the year ended December 31, 2020, as compared to $8,349,409 in 2019. Average cost of sales per tonne of tissue paper products decreased by 17.48%, from $1,230 for the year ended December 31, 2019, to $1,015 for 2020.

Changes in cost of sales and cost per tonne by product for the year ended December 31, 2020 and 2019 are summarized below:

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019		Change in		Change in percentage
	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per tonne	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per Tone
Regular CMP	$58,947,059	$383	$64,636,452	$383	$(5,689,393)	$-	-8.80%	0.00%
Light-Weight CMP	$15,332,182	$358	$16,874,783	$372	$(1,542,600)	$(14)	-9.14%	-3.76%
Total CMP	$74,279,241	$377	$81,511,234	$381	$(7,231,993)	$(4)	-8.87%	-1.05%
Offset Printing Paper	$10,147,280	$498	$14,061,771	$481	$(3,914,491)	$17	-27.84%	3.53%
Tissue Paper Products	$10,242,868	$1,015	$8,349,409	$1,230	$1,893,459	$(215)	22.68%	-17.48%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$94,669,389	$ n/a	$103,922,414	$ n/a	$(9,253,025)	$ n/a	-8.90%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper for the year ended December 31, 2020 were RMB 1,582/tonne (approximately $229/tonne) and RMB 2,086/tonne (approximately $303/tonne), respectively, as compared to RMB 1,536/tonne (approximately $223/tonne) and RMB 1,855/tonne (approximately 269/tonne) for the year ended December 31, 2019, respectively. These changes (in US dollars) represent a year-over-year increase of 2.69% for the unit purchase cost of recycled paper board and a year-over-year increase of 12.64% for the unit purchase cost of recycled white scrap paper. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from January 2019 to December 2020 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 5% and 10.5% of total sales in 2020, respectively, compared to 6% and 10.3% of total sales 2019. The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2020 are summarized as follows:

Gross Profit

Gross profit for December 31, 2020 was $5,701,985 (5.65% of the total revenue), representing a decrease of $7,977,533, or 58.32%, from the gross profit of $13,679,518 (11.63% of the total revenue) for the year ended December 31, 2019. The decrease was mainly due to (i) the decrease in quantities sold of CMP and offset printing paper and (ii) the decrease of ASP of CMP, offset printing paper and tissue paper products, partially offset by the increase in sales quantities of tissue paper products.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the year ended December 31, 2020 was $5,171,937, a decrease of $8,519,386, or 62.22%, from the gross profit of $13,691,322 for the year ended December 31, 2019. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 6.46 percentage points, from 11.64% for the year ended December 31, 2019, to 5.18% for the year ended December 31, 2020.

Gross profit margin for regular CMP for the year ended December 31, 2020 was 5. 42%, or 4.87 percentage points lower, as compared to gross profit margin of 10.29% for the year ended December 31, 2019. Such decrease was primarily due to decrease in ASP of regular CMP, partially offset by the decrease in unit cost of sales.

Gross profit margin for light-weight CMP for the year ended December 31, 2020 was 8.93%, or 1.20 percentage points lower, as compared to gross profit margin of 10.13% for the year ended December 31, 2019.

Gross profit margin for offset printing paper was 17.27% for the year ended December 31, 2020, a decrease of 13.92 percentage points, as compared to 31.19% for the year ended December 31, 2019. Such increase was mainly due to the increase of purchase price of recycled white scrap paper and the decrease in ASP of offset printing paper.

Gross profit margin for tissue paper products was -21.73% for the year ended December 31, 2020, an increase of 9.73 percentage points, as compared to -31.46% for the year ended December 31, 2019. The increase was mainly due to the decrease in cost of tissue base paper.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2020 are as follows:

Face Masks

Gross profit for face masks for the year ended December 31, 2020 was $530,049, representing a gross margin of 48.10%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2020 were $11,157,789, an increase of $1,376,070, or 14.07% from $9,781,719 for the year ended December 31, 2019. The increase was mainly attributed to issuance of 2,000,000 shares of common stock valued at $1,200,000 to officers and directors.

Income (Loss) from Operations

Operating loss for the year ended December 31, 2020 was $5,455,804, a decrease of $9,353,603, or 239.97%, from income from operations of $3,897,799 for the year ended December 31, 2019. The decrease was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the year ended December 31, 2020 increased by $100,144, from $926,368 for the year ended December 31, 2019, to $1,026,512. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $16,566,324 as of December 31, 2020, as compared to $15,137,181 as of December 31, 2019.

Net Income (Loss)

As a result of the above, net loss was $5,554,002 for the year ended December 31, 2020, representing a decrease of $7,775,184, or 350.05%, from net income of $2,221,182 for year ended December 31, 2019.

Accounts Receivable

Net accounts receivable decreased by $730,254, or 23.41%, to $2,389,057 as of December 31, 2020, as compared with $3,119,311 as of December 31, 2019. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 21.69% of total value of inventory as of December 31, 2020), semi-finished goods and finished goods. As of December 31, 2020, the recorded value of inventory decreased by 23.25% to $1,233,801 from $1,607,463 as of December 31, 2019. Due to the uncertainty of market and economy situation during the pandemic, a minimum level of inventory was maintained at the end of 2020.

A summary of changes in major inventory items is as follows:

	December 31,	December 31,
	2020	2019	$ Change	% Change
Raw Materials
Recycled paper board	$19,459	$40,032	-20,573	-51.39%
Recycled white scrap paper	11,193	10,541	652	6.19%
Tissue base paper	14,027	122,648	-108,621	-88.56%
Gas	55,473	41,675	13,798	33.11%
Mask fabric and other raw materials	167,399	171,287	-3,888	-2.27%
Total Raw Materials	267,551	386,183	-118,632	-30.72%

Semi-finished Goods	176,703	83,266	93,437	112.22%
Finished Goods	789,547	1,212,849	-423,302	-34.90%
Total inventory, gross	1,233,801	1,682,298	-448,497	-26.66%
Inventory reserve	-	(74,835)	74,835	-100.00%
Total inventory, net	$1,233,801	$1,607,463	(373,662)	-23.25%

Accounts Payable

Accounts payable was $592,391 as of December 31, 2020, an increase of 341,905, or 136.50%, from $250,486 as of December 31, 2019.

Liquidity and Capital resources

As of December 31, 2020 the we had current assets of $14,909,605 and current liabilities of $18,340,074 (including amounts due to related parties of $727,433 and interest payable for related party loans of $649,468), resulting in a working capital deficit of approximately $3,430,469; as of December 31, 2019, the Company had current assets of $24,041,239 and current liabilities of $16,835,460 (including amounts due to related parties of $1,147,438), resulting in a working capital of approximately $7,205,779. The deficit as of December 31, 2020 was mainly attributed to the payments for acquisition of Hebei Tengsheng. On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng, to buy up 100% shares of Hebei Tengsheng with a purchase price of RMB 320 million (approximately $49 million). As of December 31, 2020, RMB 128 million (approximately $20 million) has been paid and recorded as ‘Prepayment on property, plant and equipment’ in the consolidated balance sheet.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $145,052 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $nil and $56,552 which was recorded as part of the current liabilities as of December 31, 2020 and December 31, 2019, respectively.

Capital Expenditure Commitment as of December 31, 2019

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of December 31, 2020, we had approximately $4.6 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.5 million). Under the sale-leaseback arrangement, Hebei Tengsheng sold the Leased Equipment to TLCL for 16 million (approximately US$2.5 million). Concurrent with the sale of equipment, Hebei Tengsheng leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Hebei Tengsheng may pay a nominal purchase price of RMB 100 (approximately $15) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right-of-use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Hebei Tengsheng made payments due according to the schedule. As of December 31, 2020, the balance of Leased Equipment net of amortization was $2,397,653. The lease liability were $536,959 and its current portion in the amount of $182,852 as of December 31, 2020. Amortization of the Leased Equipment was $51,574 for the year ended December 31, 2020. Total interest expenses for the sale lease back arrangement was $28,083 for the year ended December 31, 2020.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash, Cash Equivalents and restricted cash

Our cash, cash equivalents and restricted cash as of December 31, 2020 was $4,142,437, a decrease of $1,695,308, from $5,837,745 as of December 31, 2019. The decrease of cash and cash equivalents for the year ended December 31, 2020 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash provided by operating activities was $16,143,527 for the year ended December 31, 2020. The balance represented an increase of cash of $8,613,053, or 114.38%, from $7,530,474 provided for the year ended December 31, 2019. Net loss for the year ended December 31, 2020 was $5,554,002, representing a decrease of $7,775,184, or 350.05%, from a net income of $2,221,182 for the year ended December 31, 2019. Changes in various asset and liability account balances throughout the year ended December 31, 2020 also contributed to the net change in cash from operating activities in year ended December 31, 2020. Chief among such changes is the decrease of accounts receivable in the amount of $923,429 during the year of 2020 (an increase to net cash for the year ended December 31, 2020 cash flow purposes). There was also a decrease of $458,878 in the ending inventory balance as of December 31, 2020 (an increase to net cash). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $15,793,854. The Company also had a net decrease of $5,301,953 in prepayment and other current assets (an increase to net cash) and a net decrease of $796,595 in other payables and accrued liabilities and related parties (an increase to net cash), as well as a decrease in income tax payable of $1,153,191 (a decrease to net cash) during the year ended December 31, 2020.

ii. Net cash used in investing activities

We incurred $20,526,004 in net cash expenditures for investing activities during the year ended December 31, 2020, as compared to $7,866,849 for the year ended December 31, 2019. Expenditures in the year ended December 31, 2020 were mainly for the prepayment of acquisition of Hebei Tengsheng assets and expenditures on improvement of industrial building.

iii. Net cash provided in financing activities

Net cash provided by financing activities was proceeds from issuance of shares and warrants and repayment of lease liability of $2,054,855 for the year ended December 31, 2020, as compared to net cash used in financing activities in the amount of $5,772,467 for the year ended December 31, 2019.

Short-term bank loans

	December 31,	December 31,
	2020	2019
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$-	$6,163,814
Industrial and Commercial Bank of China (“ICBC”) Loan 2	6,435,348	-

Total short-term bank loans	$6,435,348	$6,163,814

(a)	On December 20, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,163,814 as of December 31, 2019. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan was repaid on December 14, 2020.

(b)	On December 11, 2020, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,435,348 as of December 31, 2020. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by December 7, 2021.

As of December 31, 2020, there were guaranteed short-term borrowings of $6,435,348 and unsecured bank loans of $nil. As of December 31, 2019, there were guaranteed short-term borrowings of $6,163,814 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2020, and 2019 were approximately 4.79% and 4.93%, respectively.

Long-term loans from credit union

As of December 31, 2020, and 2019, loans payable to Rural Credit Union of Xushui County, amounted to $9,594,017 and $8,973,367, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of December 31, 2020, and 2019, total outstanding loan balance was $1,318,028 and $1,232,763, respectively, Out of the total outstanding loan balance, current portion amounted were $214,563 and $143,345 as of December 31, 2020, and 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,103,465 and $1,089,418 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2020, and 2019, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $2,349,796 and $3,935,270 as of December 31, 2020, and 2019, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of December 31, 2020, and 2019, the total outstanding loan balance was $3,831,476 and $3,583,613, respectively. Out of the total outstanding loan balance, current portion amounted were $337,169 and $172,013 as of December 31, 2020, and 2019 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,494,307 and $3,411,600 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2020, and 2019, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of December 31, 2020 and 2019, the total outstanding loan balance was $2,452,145 and $2,293,512, respectively. Out of the total outstanding loan balance, current portion amounted were $2,452,145 and $1,146,756 as of December 31, 2020 and 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,146,756 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2020 and 2019, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of December 31, 2020, and 2019, the total outstanding loan balance was $1,992,368 and $1,863,479, respectively. Out of the total outstanding loan balance, current portion amounted were $1,992,368 and $143,345 as of December 31, 2020, and 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,720,134 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2020, and 2019, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2020, and 2019 were $695,287 and $831,732, respectively.

Shareholder Loans

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $392,855 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2020, and 2019, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2020, and 2019, approximately $45,978 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 31, 2020, and 2019, the outstanding interest was $210,635 and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2020, and 2019, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $94,636 for the years ended December 31, 2020, and 2019, respectively. The accrued interest owe to the CEO was approximately $649,468 and $607,453, as of December 31, 2020, and 2019, respectively, which was recorded in other payables and accrued liabilities.

As of December 31, 2020, and 2019, amount due to shareholder are $727,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2020 and 2019, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2020 and 2019 to translate the Chinese RMB to the U.S. Dollars are 6.5249:1 and 6.9762:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.8941:1, and 6.8948:1 for the years ended December 31, 2020 and 2019, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,751,031 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. In October 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326): Effective Dates”, to finalize the effective date delays for private companies, not-for-profits, and smaller reporting companies applying the CECL standards. The ASU is effective for reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-13 on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. All other amendments should be applied on a prospective basis. We do not expect the adoption of ASU 2019-12 to have a material impact on our condensed consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statement for the fiscal year ended December 31, 2020 and 2019, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

IT Tech Packaging, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IT Tech Packaging, Inc. (the Company) as of December 31, 2020, and 2019, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters were related to accounts or disclosures that are material to the financial statements and involve judgment. The Company has a substantial amount of property, plant, and equipment, and the carrying value of such assets are subject to estimation, which involves judgment. The plant and equipment may be placed into service at varying times, and their ability to contribute to the generation of cash flows is impacted by multiple factors. The audit engagement team performed extended procedures and independent analysis to gather adequate evidence to support our audit opinion and to mitigate the risk of material misstatement to an acceptable level. Our opinion on the consolidated financial statements, taken as a whole, is not affected by the reporting of critical audit matters.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since March 25, 2018.

San Mateo, California

March 23, 2021

IT TECH PACKAGING, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

	December 31,	December 31,
	2020	2019
ASSETS

Current Assets
Cash and bank balances	$4,142,437	$5,837,745
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $34,391 and $59,922 as of December 31, 2020 and December 2019, respectively)	2,389,057	3,119,311
Inventories	1,233,801	1,607,463
Prepayments and other current assets	7,051,515	11,613,241
Due from related parties	92,795	1,863,479
Total current assets	14,909,605	24,041,239

Prepayment on property, plant and equipment	21,149,749	1,433,445
Finance lease right-of-use assets, net	2,397,653	-
Property, plant, and equipment, net	145,142,642	151,616,852
Value-added tax recoverable	2,566,195	2,621,841
Deferred tax asset non-current	13,708,630	10,485,053

Total Assets	$$199,874,474	$190,198,430

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$6,435,348	$6,163,814
Current portion of long-term loans from credit union	4,996,245	1,605,459
Lease liability	182,852	-
Accounts payable	592,391	250,486
Advance from customers	82,625	98,311
Due to related parties	727,433	539,985
Accrued payroll and employee benefits	224,930	291,924
Other payables and accrued liabilities	4,838,601	6,503,010
Income taxes payable	259,649	1,382,471

Total current liabilities	18,340,074	16,835,460

Loans from credit union	4,597,772	7,367,908
Deferred gain on sale-leaseback	387,087	-
Lease liability - non-current	354,107	-
Derivative liability	1,115,260	-

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $17,950,224 and $19,558,568 as of December 31, 2020 and 2019, respectively)	24,794,300	24,203,368

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 28,535,816 and 22,054,816 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	28,536	22,055
Additional paid-in capital	53,989,548	51,155,174
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income (loss)	5,740,722	(6,057,537)
Retained earnings	109,240,794	114,794,796

Total stockholders' equity	175,080,174	165,995,062

Total Liabilities and Stockholders' Equity	$199,874,474	$190,198,430

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended
	December 31,
	2020	2019

Revenues	$100,943,269	$117,614,886

Cost of sales	(95,241,284)	(103,935,368)

Gross Profit	5,701,985	13,679,518

Selling, general and administrative expenses	(11,157,789)	(9,781,719)

(Loss) Income from Operations	(5,455,804)	3,897,799

Other Income (Expense):
Interest income	32,033	64,717
Subsidy income	220,478	261,136
Interest expense	(1,026,512)	(926,368)
Loss on change in derivative liability	(426,055)	-

(Loss) Income before Income Taxes	(6,655,860)	3,297,284

Tax Benefit (Provision for Income Taxes)	1,101,858	(1,076,102)

Net (Loss) Income	(5,554,002)	2,221,182

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	11,798,259	(2,793,585)

Total Comprehensive Income (Loss)	$6,244,257	$(572,403)

(Loss) Earnings Per Share:

Basic and Diluted (Loss) Earnings per Share	$(0.21)	$0.10

Outstanding – Basic and Diluted	26,498,298	22,034,905

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2018	22,022,316	$22,022	$51,137,657	$6,080,574	$(3,263,952)	$112,573,614	$166,549,915

Issuance of shares to Weitian	32,500	33	17,517				17,550
Foreign currency translation adjustment					(2,793,585)		(2,793,585)
Net income						2,221,182	2,221,182
Balance at December 31, 2019	22,054,816	$22,055	$51,155,174	$6,080,574	$(6,057,537)	$114,794,796	$165,995,062

Issuance of shares to officer and directors	2,000,000	2,000	1,198,000				1,200,000
Issuance of shares	4,400,000	4,400	1,579,755				1,584,155
Issuance of shares to a consultant	60,000	60	41,940				42,000
Issuance of shares to a consultant	21,000	21	14,679				14,700
Foreign currency translation adjustment					11,798,259		11,798,259
Net income						(5,554,002)	(5,554,002)
Balance at December 31, 2020	28,535,816	$28,536	$53,989,548	$6,080,574	$5,740,722	$109,240,794	$175,080,174

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$(5,554,002)	$2,221,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,793,854	15,304,039
Loss on derivative liability	426,055	-
Allowances for obsolete inventories, net	-	75,719
(Recovery from) Allowance for bad debts	(28,087)	2,192
Share-based compensation and expenses	1,256,700	-
Gain on acquisition of a subsidiary	-	-
Deferred tax	(2,364,575)	(2,369,683)
Changes in operating assets and liabilities:
Accounts receivable	923,429	(294,882)
Prepayments and other current assets	5,301,953	(5,392,916)
Inventories	458,878	1,207,958
Accounts payable	307,198	(372,728)
Advance from customers	(21,281)	99,472
Notes payable	-	(3,625,921)
Related parties	1,984,619	(1,757,231)
Accrued payroll and employee benefits	(82,516)	82,813
Other payables and accrued liabilities	(1,105,508)	1,169,967
Income taxes payable	(1,153,191)	1,180,493
Net Cash Provided by Operating Activities	16,143,526	7,530,474

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(21,106,210)	(6,416,481)
Proceeds from sale of property, plant and equipment	580,206	-
Acquisition of a subsidiary	-	(1,450,368)
Net Cash Used in Investing Activities	(20,526,004)	(7,866,849)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	2,273,360	-
Repayments of related party loans	-	(2,175,553)
Proceeds from short term bank loans	6,090,715	10,152,579
Proceeds from credit union loans	-	4,206,068
Repayment of bank loans	(6,237,217)	(17,955,561)
Payment of capital lease obligation	(72,003)	-

Net Cash Provided by (Used in) Financing Activities	2,054,855	(5,772,467)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	632,315	(170,838)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,695,308)	(6,279,680)

Cash, Cash Equivalents and Restricted Cash - Beginning of Year	5,837,745	12,117,425

Cash, Cash Equivalents and Restricted Cash - End of Year	$4,142,437	$5,837,745

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$592,140	$926,368
Cash paid for income taxes	$2,401,191	$2,250,546

Cash and bank balances	4,142,437	5,837,745
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	4,142,437	5,837,745

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To ensure proper compliance of the Company’s control over the ownership and operations of Dongfang Paper with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with Dongfang Paper and Dongfang Paper Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings Inc (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010). Baoding Shengde is mainly engaged in production and distribution of digital photo paper and single-use face masks and is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to Dongfang Paper, in exchange for service fees including a fee equivalent to 80% of Dongfang Paper’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to Dongfang Paper Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of Dongfang Paper; (iii) Call Option Agreement, which generally provides, among other things, that Dongfang Paper Equity Owners irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in Dongfang Paper. The exercise price for the options shall be RMB1 which Baoding Shengde should pay to each of Dongfang Paper Equity Owner for all their equity interests in Dongfang Paper; (iv) Share Pledge Agreement, which provides that Dongfang Paper Equity Owners will pledge all of their equity interests in Dongfang Paper to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that Dongfang Paper Equity Owners breach their obligations under the Loan Agreement or Dongfang Paper fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that Dongfang Paper Equity Owners shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of Dongfang Paper or with respect to any equity owner action to be taken in accordance with the laws and Dongfang Paper’s Articles of Association. The terms of the agreement are binding on the parties for as long as Dongfang Paper Equity Owners continue to hold any equity interest in Dongfang Paper. An Dongfang Paper Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled Dongfang Paper since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009 and continued to control Dongfang Paper through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

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

An agreement was also entered into among Baoding Shengde, Dongfang Paper and the Dongfang Paper Equity Owners on December 31, 2010, reiterating that Baoding Shengde is entitled to 100% of the distributable profit of Dongfang Paper, pursuant to the above- mentioned Contractual Agreements. In addition, Dongfang Paper and the Dongfang Paper Equity Owners shall not declare any of Dongfang Paper’s unappropriated earnings as dividend, including the unappropriated earnings of Dongfang Paper from its establishment to 2010 and thereafter.

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd. (“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. Upon full payment of the consideration in the amount of RMB 320 million (approximately $45 million), Hebei Tengsheng will gain control over substantial parcels of land that under the possession of Hebei Tengsheng.

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the years ended December 31, 2020 and 2019 was accounted for 98.91% and 100% of the Company’s total revenue, respectively. Dongfang Paper also accounted for 90.70% and 91.01% of the total assets of the Company as of December 31, 2020 and 2019, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, and 2019, details of the Company’s subsidiaries and variable interest entity are as follows:

	Date of	Place of	Percentage
	Incorporation	Incorporation or	of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper production and distribution

Variable interest entity (“VIE”):
Dongfang Paper	March 10, 1996	PRC	Control*	Paper production and distribution

*	Dongfang Paper is treated as a 100% controlled variable interest entity of the Company.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2020, and 2019 are as follows:

	December 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets
Cash and bank balances	$3,315,778	$5,675,374
Restricted cash	-	-
Accounts receivable	2,389,057	3,119,312
Inventories	1,223,020	1,603,038
Prepayments and other current assets	7,051,381	11,610,576
Due from related parties	92,795	1,863,479

Total current assets	14,072,031	23,871,779

Prepayment on property, plant and equipment	19,617,159	1,433,445
Finance lease right-of-use assets, net	2,397,653	-
Property, plant, and equipment, net	133,134,932	138,920,440
Deferred tax asset non-current	12,040,962	8,869,385

Total Assets	$181,262,737	$173,095,049

LIABILITIES

Current Liabilities
Short-term bank loans	$6,435,348	$6,163,814
Current portion of long-term loans from credit union	551,733	315,358
Lease liability	182,852	-
Accounts payable	592,391	250,486
Advance from customers	82,625	98,311
Due to related parties	-	56,552
Accrued payroll and employee benefits	221,482	287,584
Other payables and accrued liabilities	4,672,265	6,502,974
Income taxes payable	259,649	1,382,471

Total current liabilities	12,998,345	15,057,550

Loans from credit union	4,597,772	4,501,018
Lease liability - non-current	354,107	-

Total liabilities	$17,950,224	$19,558,568

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

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2020, and 2019 to translate the Chinese RMB to the U.S. Dollars are 6.5249:1, and 6.9762:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.8941:1 and 6.8948:1 for the years ended December 31, 2020, and 2019, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2020, and 2019, and revenues and expenses for the years ended December 31, 2020, and 2019. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2020, and 2019, the balance of allowance for doubtful accounts was $34,391 and $59,922, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
Allowance of doubtful accounts	2020	2019

Opening balance	$59,922	$58,707
Provision (Reversal) for the year	(28,087)	2,192
Exchange difference	2,556	(977)

Closing balance	$34,391	$59,922

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. Provision in inventories were $nil and $75,719 for the years ended December 31, 2020, and 2019, respectively.

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

For the years ended December 31, 2020, and 2019, IT Tech Packaging made transfers of $nil to this reserve fund. As a result of net loss in fiscal year 2019 and 2018 of Baoding Shengde, no statutory reserves were provided for the year ended December 31, 2020, and 2019. The Company’s variable interest entity Dongfang Paper, the statutory reserve account of which has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) since December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2020, and 2019.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil for the years ended December 31, 2020, and 2019.

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

The unit of account for revenue recognition is a performance obligation (a good or service). A contract may contain one or more performance obligations. Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise, performance obligations are combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct. Promises in contracts which do not result in the transfer of a good or service are not performance obligations, as well as those promises that are administrative in nature, or are immaterial in the context of the contract. The Company has addressed whether various goods and services promised to the customer represent distinct performance obligations. The Company applied the guidance of ASC Topic 606-10-25-16 through 18 in order to verify which promises should be assessed for classification as distinct performance obligations.

The Company’s revenue is primary derived from sales of paper products. The Company recognizes revenue when goods are delivered, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Goods are considered delivered when customer’s truck picks up goods at the Company’s finished goods inventory warehouse.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $nil of advertising and promotion costs for the years ended December 31, 2020, and 2019.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $69,208 and $74,825 for the years ended December 31, 2020, and 2019, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and(b)the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2020, and 2019, the Company received government subsidies of $220,478 and $261,136, which are recognized as subsidy income in the consolidated statements of income in that fiscal year.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities that were in-the-money that were outstanding during the years ended December 31, 2020.

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

Fair Value Measurements

The Company has adopted ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2020, and 2019, the carrying value of the Company’s short term financial instruments, such as cash and bank balances, accounts receivable, accounts and notes payable, short-term bank loans and balance due to related parties, approximate at their fair values because of the short maturity of these instruments; while loans from credit union approximates at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

Derivative liabilities are measured at fair value on a recurring basis.

Non-Recurring Fair Value Measurements

The Company reviews long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate the possibility of impairment. For the continuing operations, long-lived assets are measured at fair value on a nonrecurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. For discontinued operations, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The fair value of these assets was determined using models with significant unobservable inputs which were classified as Level 3 inputs, primarily the discounted future cash flow.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash was nil as of December 31, 2020 and 2019.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of and December 31, 2020, and 2019:

	December 31,	December 31,
	2020	2019
Raw Materials
Recycled paper board	$19,459	$40,032
Recycled white scrap paper	11,193	10,541
Gas	55,473	41,675
Base paper and other raw materials	181,426	293,935
	267,551	386,183
Semi-finished Goods	176,703	83,266
Finished Goods	789,547	1,212,849
Total inventory, gross	1,233,801	1,682,298
Inventory reserve	-	(74,835)
Total inventory, net	$1,233,801	$1,607,463

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2020, and 2019:

	December 31,	December 31,
	2020	2019
Prepaid land lease	$183,912	$301,023
Prepayment for purchase of materials	10,945	5,394,297
Value-added tax recoverable	5,864,989	5,666,975
Others	991,669	250,946
	$7,051,515	$11,613,241

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Property, plant and equipment

As of December 31, 2020, and 2019, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2020	2019
Property, Plant, and Equipment:
Land use rights	$12,497,601	$11,689,114
Building and improvements	81,233,162	70,811,803
Machinery and equipment	163,787,807	152,954,020
Vehicles	628,462	587,806
Construction in progress	586,216	6,399,986
Totals	258,733,248	242,442,729
Less: accumulated depreciation and amortization	(113,590,606)	(90,825,877)
Property, Plant and Equipment, net	$145,142,642	$151,616,852

As of December 31, 2020, and December 31, 2019, land use rights represented two parcel of state-owned lands located in Xushui District of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

Construction in progress mainly represents payments for paper machine of a new tissue paper production line PM10 and improvement of the office building and essentially all industrial-use buildings in the Headquarters Compound.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, and 2019, certain property, plant and equipment of Dongfang Paper with net values of $2,349,796 and $3,935,270, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $6,010,359 and $5,757,546, respectively, as of December 31, 2020 and 2019 was pledged for the bank loan from Bank of Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $5,560,146 and $5,200,452, respectively, as of December 31, 2020 and 2019 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $8,614,194 and $8,056,930, respectively, as of December 31, 2020 and 2019 was pledged for another long-term loan from credit union of Baoding Shengde. See ” Short-term bank loans ” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $15,793,854 and $15,304,039 for the years ended December 31, 2020, and 2019, respectively. No Impairment loss was recorded for the years ended December 31, 2020, and 2019.

(7) Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.5 million). Under the sale-leaseback arrangement, Hebei Tengsheng sold the Leased Equipment to TLCL for 16 million (approximately US$2.5 million). Concurrent with the sale of equipment, Hebei Tengsheng leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Hebei Tengsheng may pay a nominal purchase price of RMB 100 (approximately $15) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right of use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Hebei Tengsheng made payments due according to the schedule. As of December 31, 2020, the balance of Leased Equipment net of amortization was $2,397,653. The lease liability was $536,959 and its current portion in the amount of $182,852 as of December 31, 2020.Amortization of the Leased Equipment was $51,574 for the year ended December 31, 2020. Total interest expense for the sale lease back arrangement was $28,083 for the year ended December 31, 2020.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of December 31, 2020 were as follows:

December 31,	Amount
2021	253,797
2022	253,797
2023	148,048
Less: unearned discount	(118,683)
536,959
Less: Current portion lease liability	(182,852)
$354,107

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Loans Payable

Short-term bank loans

	December 31,	December 31,
	2020	2019
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$-	$6,163,814
Industrial and Commercial Bank of China (“ICBC”) Loan 2	6,435,348	-
Total short-term bank loans	$6,435,348	$6,163,814

(c)	On December 20, 2019, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,163,814 as of December 31, 2019. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan was repaid on December 14, 2020.

(d)	On December 11, 2020, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,435,348 as of December 31, 2020. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by December 7, 2021.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, there were guaranteed short-term borrowings of $6,435,348 and unsecured bank loans of $nil. As of December 31, 2019, there were guaranteed short-term borrowings of $6,163,814 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2020, and 2019 were approximately 4.79% and 4.93%, respectively.

Long-term loans from credit union

As of December 31, 2020, and 2019, loans payable to Rural Credit Union of Xushui County, amounted to $9,594,017 and $8,973,367, respectively.

	December 31,	December 31,
	2020	2019
Rural Credit Union of Xushui District Loan 1	$1,318,028	$1,232,763
Rural Credit Union of Xushui District Loan 2	3,831,476	3,583,613
Rural Credit Union of Xushui District Loan 3	2,452,145	2,293,512
Rural Credit Union of Xushui District Loan 4	1,992,368	1,863,479
Total	9,594,017	8,973,367
Less: Current portion of long-term loans from credit union	(4,996,245)	(1,605,459)
Long-term loans from credit union	$4,597,772	$7,367,908

As of Dec 31, 2020, the Company’s long-term debt repayments for the next five years were as follows:

Amount
Fiscal year

2021	$4,996,245
2022	1,685,850
2023	2,911,922
Total	9,594,017

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of December 31, 2020, and 2019, total outstanding loan balance was $1,318,028 and $1,232,763, respectively, Out of the total outstanding loan balance, current portion amounted were $214,563 and $143,345 as of December 31, 2020, and 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,103,465 and $1,089,418 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2020, and 2019, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $2,349,796 and $3,935,270 as of December 31, 2020, and 2019, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of December 31, 2020, and 2019, the total outstanding loan balance was $3,831,476 and $3,583,613, respectively. Out of the total outstanding loan balance, current portion amounted were $337,169 and $172,013 as of December 31, 2020, and 2019 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,494,307 and $3,411,600 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2020, and 2019, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of December 31, 2020, and 2019, the total outstanding loan balance was $2,452,145 and $2,293,512, respectively. Out of the total outstanding loan balance, current portion amounted were $2,452,145 and $1,146,756 as of December 31, 2020 and 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,146,756 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2020 and 2019, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of December 31, 2020, and 2019, the total outstanding loan balance was $1,992,368 and $1,863,479, respectively. Out of the total outstanding loan balance, current portion amounted were $1,992,368 and $143,345 as of December 31, 2020, and 2019, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,720,134 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2020, and 2019, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2020, and 2019 were $695,287 and $831,732, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $392,855 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2020, and 2019, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2020, and 2019, approximately $45,978 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 31, 2020, and 2019, the outstanding interest was $210,635 and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2020, and 2019, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $94,636 for the years ended December 31, 2020, and 2019, respectively. The accrued interest owe to the CEO was approximately $649,468 and $607,453, as of December 31, 2020, and 2019, respectively, which was recorded in other payables and accrued liabilities.

As of December 31, 2020, and 2019, amount due to shareholder are $727,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $145,052 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,	December 31,
	2020	2019
Accrued electricity	$14,544	$129,466
Value-added tax payable	428,481	854,728
Accrued interest to a related party	649,468	607,453
Payable for purchase of equipment	3,262,153	3,936,047
Accrued commission to salesmen	10,917	17,162
Accrued bank loan interest	429,279	-
Others	43,759	958,154
Totals	$4,838,601	$6,503,010

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the December 31, 2020:

Year ended December 31,
2020
Expected term	2.42 - 2.75
Expected average volatility	85% - 92%
Expected dividend yield	-
Risk-free interest rate	0.17% - 0.24%

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2019	$-
Addition of new derivatives recognized as warrant	689,205
Addition of new derivatives recognized as loss on derivatives	306,215
Change in fair value of derivative liability	119,840
Balance at December 31, 2020	$1,115,260

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2020 and 2019, respectively.

	Year Ended
	December 31,
	2020	2019
Day one loss due to derivative liabilities as warrant	$306,215	$-
Loss on change in fair value of derivative liability	119,840	-
	426,055	-

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Issuance of common stock to a consultant

On November 2, 2020, the Company entered an agreement with a consultant and agreed as compensation to issue to the consultant in the aggregate of 21,000 shares of common stock for investor relations consulting service rendered from November 2, 2020 to November 2, 2021. 21,000 shares of common stock were issued to this consultant on November 30, 2020. Total fair value of the shares of common stock issued was calculated at $14,700 at $0.7 per share.

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

A summary of stock warrant activities is as below:

	Year Ended
	December 31, 2020
		Weight
		average
		exercise
	Number	price
Outstanding and exercisable at beginning of the period
Issued during the period	4,400,000	$0.7425
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	4,400,000	$0.7425

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2020.

Warrants Outstanding			Warrants Exercisable
Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual life	Exercise	Number of	Exercise
Shares	(in years)	Price	Shares	Price
4,400,000	4.84	$0.7425	4,400,000	$0.7425

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). There is no intrinsic value of the warrants as of December 31, 2020.

(14) Earnings Per Share

For the years ended December 31, 2020, and 2019, basic and diluted net income per share are calculated as follows:

	Year Ended December 31,
	2020	2019
Basic (loss) income per share
Net (loss) income for the year - numerator	$(5,554,002)	$2,221,182
Weighted average common stock outstanding - denominator	26,498,298	22,034,905

Net (loss) income per share	$(0.21)	$0.101

Diluted (loss) income per share
Net (loss) income for the year - numerator	$(5,554,002)	$2,221,182
Weighted average common stock outstanding - denominator	26,498,298	22,034,905

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	26,498,298	22,034,905

Diluted (loss) income per share	$(0.21)	$0.101

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Income Taxes

United States

The Company and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 TCJA Act”), which significantly changed U.S. tax law. The Act 2017 TCJA lowered the Company’s U.S. statutory federal income tax rate from the highest rate of 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income which requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the 2017 TCJA. SAB 118 provides a measurement period of up to one year from the 2017 TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the 2017 TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 TCJA.

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

The provisions for income taxes for the years ended December 31, 2020, and 2019 were as follows:

	Year Ended
	December 31,
	2020	2019
Provision for Income Taxes
Current Tax Provision U.S.	$14,747	$14,747
Current Tax Provision PRC	1,247,970	3,431,038
Deferred Tax Provision PRC	(2,364,575)	(2,369,683)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(1,101,858)	$1,076,102

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $2,508,797 and $0 for U.S. income tax purposes for the years ended December 31, 2020 and 2019, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of December 31, 2020, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of December 31, 2020, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$12,397,323	$9,277,009
Impairment of property, plant and equipment	680,800	521,803
Miscellaneous	258,963	277,511
Net operating loss carryover of PRC company	371,544	408,730
Total deferred tax assets	13,708,630	10,485,053
Less: Valuation allowance		-
Total deferred tax assets, net	$13,708,630	10,485,053

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company’s effective tax rate as of:

	Year Ended
	December 31,
	2020	2019

PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	-	-
Effect of expenses not deductible for PRC tax purposes	(5.6)%	23.4%
(Over) Under-provision in previous year	-	-
Change in valuation allowance	--	-
Effective income tax rate	19.4%	48.4%

During the years ended December 31, 2020, and 2019, the effective income tax rate was estimated by the Company to be 19.4% and 48.4%, respectively.

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

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2020and 2019, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2020and 2019, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,406 (RMB120,000). This operating lease is renewable at the end of the 30-year term.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $145,052 (RMB1,000,000), for a total term of up to five years.

Future minimum lease payments are as follows:

December 31,	Amount
2021	78,855
2022	107,792
2023	18,391
2024	18,391
2025	18,391
Thereafter	110,347
Total operating lease payments	$352,167

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital commitment

As of December 31, 2020, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $4,570,331 and $1,101,989 as of December 31, 2020 and 2019, respectively. The Company expected to pay off all the balances within 1-3 years.

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd. (“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. The consideration for the acquisition is RMB320 million (approximately $49 million), of which $20 million was paid by the Company, and the balance consideration of $29 million is payable by December 31, 2021.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of December 31, 2020, and 2019, the Company guaranteed its long-term loan from financial institutions amounting to $4,751,031 (RMB31,000,000) and $4,443,680 (RMB31,000,000), respectively, that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for the two reportable segments is as follows:

	Year Ended
	December 31, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Revenues	$91,426,671	8,414,654	1,101,944	-	-	100,943,269
Gross profit	7,000,150	(1,828,214)	530,049	-	-	5,701,985
Depreciation and amortization	7,039,687	8,613,750	140,417	-	-	15,793,854
Interest income	27,046	1,770	3,217	-	-	32,033
Interest expense	683,605	28,083	314,824	-	-	1,026,512
Income tax expense(benefit)	967,408	(2,140,532)	56,550	14,717	-	(1,101,857)
Net income (loss)	2,849,742	(5,837,914)	(42,250)	(2,523,580)	-	(5,554,002)
Total Assets	79,206,447	102,056,291	18,589,570	22,166	-	199,874,474

	Year Ended
	December 31, 2019
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$113,072,638	$4,541,099	$1,149	$-	$-	$117,614,886
Gross profit	15,722,266	(2,030,942)	(11,806)	-	-	13,679,518
Depreciation and amortization	8,812,363	6,491,653	23	-	-	15,304,039
Loss from impairment and disposal of
property, plant and equipment	-	-	-	-	-	-
Interest income	64,313	108	296	-	-	64,717
Interest expense	758,177	-	168,191	-	-	926,368
Income tax expense(benefit)	2,769,607	(1,632,012)	(76,239)	14,747	-	1,076,103
Net income (loss)	8,302,244	(5,444,598)	(157,607)	(478,857)		2,221,182
Total Assets	73,347,811	99,747,236	17,031,392	71,991	-	190,198,430

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Concentration and Major Customers and Suppliers

For the years ended December 31, 2020, and 2019, the Company had no single customer contributed over 10% of total sales.

For the year ended December 31, 2020, the Company had two major suppliers that accounted for 72% and 12% of total purchases by the Company.

For the year ended December 31, 2019, the Company had two major suppliers that accounted for 74% and 12% of total purchases by the Company.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2018 and December 31, 2017. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$76,630) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2020, and 2019, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB25,322,558 (US$3,880,911) as of December 31, 2020.

(21) Risks and Uncertainties

IT Tech Packaging is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. In October 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326): Effective Dates”, to finalize the effective date delays for private companies, not-for-profits, and smaller reporting companies applying the CECL standards. The ASU is effective for reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-13 on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. All other amendments should be applied on a prospective basis. We do not expect the adoption of ASU 2019-12 to have a material impact on our condensed consolidated financial statements.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Subsequent Event

The Company adopts ASC Topic 855 “Subsequent Events”. The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company performed its evaluation of subsequent events through March 23, 2021.

March 2021 Public Offering

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 29,277,866 shares of common stock and 14,638,933 warrants to purchase up to 14,638,933 shares of common stock in a firm commitment underwritten public offering for gross proceeds of approximately $21.9 million. The purchase price for each share of common stock and accompanying warrant sold in the offering was $0.75. The warrants are exercisable commencing on March 1, 2021 at an exercise price of $0.75 and will expire on March 1, 2026. In the event of a stock split, stock dividend, combination, subsequent right offering or reclassification of the outstanding shares of Common Stock, the exercise price and the number of shares issuable upon exercise of the warrants shall be proportionately adjusted. The Company intends to use the net proceeds from the offering for general corporate and working capital purposes.

January 2021 Public Offering

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818 warrants to purchase up to 26,181,818 shares of common stock in a best-efforts public offering for gross proceeds of approximately $14.4 million. The purchase price for each share of common stock and the corresponding warrant sold in the offering was $0.55. The warrants are exercisable commencing on January 20, 2021 at an exercise price of $0.55 and will expire on January 20, 2026. In the event of a stock split, stock dividend, combination, subsequent right offering or reclassification of the outstanding shares of Common Stock, the exercise price and the number of shares issuable upon exercise of the warrants shall be proportionately adjusted. The Company intends to use the net proceeds from the offering for general corporate and working capital purposes.

(24) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2020 and 2019 is as follows:

	Quarter
2020	First	Second	Third	Fourth
Revenues	$8,743,851	$26,362,273	$33,357,451	$32,479,694
Gross (loss) profit	(169,719)	2,558,829	2,567,551	745,323
(Loss) income from operations	(2,866,682)	(798,643)	176,631	(1,967,110)
Net loss	(2,436,287)	(980,031)	(520,974)	(1,616,710)
Net income per share
Basic	$-0.11	$-0.04	$-0.02	$-0.06
Diluted	$-0.11	$-0.04	$-0.02	$-0.06

	Quarter
2019	First	Second	Third	Fourth
Revenues	$17,450,292	$33,619,948	$32,937,917	$33,606,729
Gross (loss) profit	(192,466)	2,908,129	5,374,732	5,589,123
(Loss) income from operations	(3,173,939)	531,667	3,349,306	3,190,765
Net (loss) income	(2,722,595)	450,070	2,338,027	2,155,680
Net income per share
Basic	$-0.13	$0.02	$0.11	$0.10
Diluted	$-0.13	$0.02	$0.11	$0.10

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25) Condensed Financial Information of the Parent Company

The condensed financial statements of IT Tech Packaging Inc. (“ITP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $45,589,643 as of December 31, 2020, and 2019.

The following represents condensed unconsolidated financial information of the parent company only:

	December 31,	December 31,
	2020	2019
ASSETS

Current Assets
Cash and cash equivalents	$16,172	$71,991

Total current assets	16,172	71,991

Investment in subsidiaries	181,194,669	170,426,900

Total Assets	$181,210,840	$170,498,891

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Inter-company payable	$4,287,974	$4,020,394
Due to related parties	727,433	483,433

Total current liabilities	5,015,407	4,503,827

Derivative liability	1,115,260	-

Total liabilities	$6,130,667	$4,503,827

Total stockholders' equity	175,080,173	165,995,064

Total Liabilities and Stockholders' Equity	$181,210,840	$170,498,891

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2020	2019

Revenue	-	-
Selling, general and administrative expenses	$2,082,743	$464,108
Loss from Operations	(2,082,743)	(464,108)
Equity in earnings of unconsolidated subsidiaries	(3,030,487)	2,700,039
Loss on derivative liability	(426,055)	-
Income before Income Taxes	(5,539,285)	2,235,931
Provision for Income Taxes	(14,717)	(14,747)
Net Income	$(5,554,002)	$2,221,184
Other comprehensive income /(loss)	11,798,259	(2,793,585)
Total Comprehensive Income (loss)	$6,244,257	$(572,401)

	Year Ended
	December 31,
	2020	2019
Net Cash (Used in) Provided by Operating Activities	$(846,820)	$6,730

Net Cash Used in Investing Activities	(2,000,000)	-

Net Cash Provided by Financing Activities	2,791,000	513,173

Net Increase (Decrease) in Cash and Cash Equivalents	(55,820)	69,268

Cash and Cash Equivalents - Beginning of Year	71,991	2,723

Cash and Cash Equivalents - End of Year	$16,172	$71,991

The condensed financial information has been prepared using the same accounting policies as set out in the Company’s consolidated financial statements except that the parent company has used equity method to account for its investments in the subsidiaries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

N/A

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	57	Chief Executive Officer and Chairman of the Board
Jing Hao	37	Chief Financial Officer
Dahong Zhou	41	Secretary
Marco Ku Hon Wai	46	Director
Wenbing Christopher Wang	49	Director
Fuzeng Liu	71	Director
Lusha Niu	41	Director

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

Fuzeng Liu. Mr. Fuzeng Liu has been a member of the Board of Directors since November 30, 2007. Mr. Liu has also served as Vice President of Dongfang Paper since 2002. Previously, he served as Deputy Secretary of the Traffic Bureau of Xushui District from 1992 to 2002 and as Party Secretary of Dayin Town, Xushui District from 1988 to 1992.Mr. Liu also served as Head of the Cuizhuang Town, Xushui District from 1984 to 1988. From 1977 to 1984, Mr. Liu worked at the committee office of Xushui District.

Lusha Niu. Ms. Niu has been a member of the Board of Directors since October12, 2016. Ms. Niu is a public relations veteran with strong background in international business and finance. Since September 2013, Ms. Niu has been the Director of Corporate Communications and Public Affairs, Asia Lead of Financial Communication at MSL GROUP, a global public communications firm. From August 2008 until August 2013, Ms. Niu was an Associate Director at APCO Worldwide, a Washington D.C. based global public affairs consulting firm. Ms. Niu also served as a Consulting Analyst with BDA Consulting, advising global institutional investors on their China deal strategy. Ms. Niu holds a Master’s degree in Finance from the University of Colorado.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2020:

Board of Directors	8
Audit Committee	5
Compensation Committee	3
Nominating Committee	1

The above table includes meetings held by means of a conference telephone call, but not actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the Board of Directors and those committees on which he served during the year.

For the fiscal year ended December 31, 2020, the Board of Directors met on at least a quarterly basis. The independent directors had regularly scheduled meetings as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management as required by Section 802(c) of the NYSE American Company Guide.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2020, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation

The following compensation table summarizes the cash and non-cash compensation earned during the years ended December 31, 2020, and 2019 by each person who served as principal executive officer, principal financial officer, and secretary during 2020.

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards(1)	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu,	2020	$36,782	40,000	$120,000	-	-	$196,782
Chairman, CEO	2019	$34,809	-	$-	-	-	$34,809

Jing Hao	2020	$36,782	40,000	$-	-	-	$76,782
CFO	2019	$34,809	-	$-	-	-	$34,809

Dahong Zhou,	2020	$4,452	-	$-	-	-	$4,452
Secretary	2019	$4,213	-	$-	-	-	$4,213

(1)	The value of the Stock Award is determined by multiplying the number of restricted shares issued by the quoted closing price of the Company’s common stock on the date of the award, which was $0.60 as of April 8, 2020.

Employment Agreements

Mr. Zhenyong Liu receives a monthly salary of RMB 20,000 (approximately $3,065). On January 11, 2012, the Company awarded Mr. Zhenyong Liu 44,326 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $3.45 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Zhenyong Liu 8,000 shares of restricted common stock under the 2011 ISP and 2012 ISP, with a value of $2.66 per share, based on the closing price on the date of the stock issuance. On September 13, 2018, the Company issued 100,000 shares of common stock to Mr. Zhenyong Liu under the 2015 Omnibus Equity Incentive Plan with a value of $0.88 per share as of the date of issuance. On April 8, 2020, the Company issued 200,000 shares of common stock to Mr. Zhenyong Liu under the 2019 ISP with a value of $0.60 per share as of the date of issuance. On September 8,2020, the Compensation Committee of the Company unanimously approved that Mr. Zhenyong Liu shall receive the bonus of $40,000 for his service rendered in the year 2020.

Ms. Hao began receiving a monthly salary of RMB 20,000 (approximately $3,065) in January 2015. On September 13, 2018, the company issued 10,000 shares of common stock to Ms. Jing Hao under the 2015 Omnibus Equity Incentive Plan with a value of $0.88 per share as of the date of issuance. On September 8,2020, the Compensation Committee of the Company unanimously approved that Ms. Jing Hao shall receive the bonus of $40,000 for her service rendered in the year 2020.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2020 and December 31, 2019:

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Fuzeng Liu	2020	$7,953	-	$-	-	-	$7,953
Director	2019	$7,547	-	$-	-	-	$7,547

Marco Ku Hon Wai	2020	$20,000	-	$-	-	-	$20,000
Director	2019	$20,000	-	$-	-	-	$20,000

Wenbing Christopher Wang	2020	$20,000	-	$-	-	-	$20,000
Director	2019	$20,000	-	$-	-	-	$20,000

Lusha Niu	20208	$7,642	-	-	-	-	$7,642
Director	2019	$7,252	-	-	-	-	$7,252

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

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2020 or options outstanding as of December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each director, (ii) our Chief Executive Officer and President and (iii) all executive officers and directors as a group as of March 19, 2021.

Amount and Nature of Beneficial Ownership

	Amount and	Percentage
	Nature of	of
	Beneficial	Common
Name and Address of Beneficial Owner (1)	Ownership	Stock

Zhenyong Liu CEO and Director	5,364,841	4.7%

Jing Hao CFO	10,000	*

Dahong Zhou Secretary	0	0

Marco Ku Hon Wai Director	7,500	*

Fuzeng Liu Director	5,000	*

Wenbing Christopher Wang Director	29,820	*

Lusha Niu Director	0	*

All Directors and Executive Officers as a Group (7 persons)	5,417,161	4.8%

*	Less than 1% of the Company’s issued and outstanding common shares.

(1)	The address of each director and executive officer is c/o Science Park, Juli Road, Xushui District, Baoding City, Hebei Province, People’s Republic of China.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $392,855 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2020, and 2019, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2020, and 2019, approximately $45,978 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 31, 2020, and 2019, the outstanding loan balance were $nil and $2,185,569, respectively, and the accrued interest was $210,635and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2020, and 2019, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $94,636for the years ended December 31, 2020, and 2019, respectively. The accrued interest owe to the CEO was approximately $649,468 and $607,453, as of December 31, 2020, and 2019, respectively, which was recorded in other payables and accrued liabilities.

As of December 31, 2020, and 2019, amount due to shareholder are $727,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $145,052(RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transaction whether or not such transactions exceed $120,000. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently has three independent directors, Marco Ku Hon Wai, Wenbing Christopher Wang, and Lusha Niu, as that term is defined under the NYSE AMERICAN Company Guide.

Item 14. Principal Accountant Fees and Services

Audit Fees

We incurred approximately $188,208 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit and reviews of the Company’s financial statements for 2020.

We incurred approximately $171,600 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit and reviews of the Company’s financial statements for 2019.

Audit-Related Fees

IT Tech Packaging did not incur any audit-related fees to WWC in 2020.

IT Tech Packaging did not incur any audit-related fees to WWC in 2019.

Tax Fees

IT Tech Packaging did not incur any tax fees to WWC in 2020.

IT Tech Packaging did not incur any tax fees to WWC in 2019.

All Other Fees

IT Tech Packaging did not incur any fees from its registered independent public accounting firm for services rendered to IT Tech Packaging, other than the services covered in “Audit Fees” and “Audit-Related Fees” for the fiscal years ended December 31, 2020, and 2019.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2020 and 2019, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007.

3.1	Articles of Incorporation, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007

3.3	Bylaws, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

4.1	Specimen of Common Stock certificate, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

4.2	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

4.3	Description of Securities, incorporated by reference to exhibit 4.3 to our Annual Report on Form 10-K filed with the SEC on March 23, 2020.

4.4	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

4.5	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2020.

4.6	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

4.7	Warrant Agency Agreement dated March 1, 2021 by and between the Company and Empire Stock Transfer Inc., incorporated by reference to the Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

4.8	Form of Common Stock Purchase Warrant, incorporated by reference to the Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui District Dayin Township Wuji Village Committee and Party Branch, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010

10.2	Land Use Rights Certificate, dated March 10, 2003, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010

10.3	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Dongfang Paper and Baoding Shengde, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.4	Proxy Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

Exhibit No.	Description of Exhibit

10.5	Loan Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.6	Call Option Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.7	Share Pledge Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.8	Call Option Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010

10.9	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010

10.10	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”), incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.11	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”)., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.12	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.13	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.14	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.15	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and Hebei Shuangxing Paper Co., Ltd., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009

Exhibit No.	Description of Exhibit

10.16	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between IT Tech Packaging, Inc. and Roth Capital Partners, LLC, incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010

10.17	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Dongfang Paper Milling Company Limited for the purchase of a series of paper machineries and equipment, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010

10.18	Letter from Mr. Zhenyong Liu regarding postponement of interest payments by IT Tech Packaging, Inc., incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 25, 2014.

10.19	Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Shanghai Pudong Development Bank Inc., Baoding Branch, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 25, 2014.

10.20	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Rural Credit Union of Xushui District, incorporated by reference to Exhibit 10.24 to our Annual Report on Form10-K filed on March 25, 2014.

10.21	Engagement Letter, dated as of June 3, 2014, between the Company and H.C. Wainwright & Co., LLC and amendments dated as of July 1, 2014, August 19, 2014 and August 25, 2014, incorporated by reference to exhibits 1.1, 1.2, 1.3and 1.4to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

10.22	Securities Purchase Agreement, dated August 25, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

10.23	Appointment Letter dated November 3, 2014, by and between IT Tech Packaging, Inc. and Marco Ku Hon Wai, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 6,2014.

10.24	Loan Agreement dated December 2, 2014, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.

10.25	Loan Agreement dated March 1, 2015, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 25, 2015.

10.26	Agreement dated July 1, 2015, among China Orient, Hebei Baoding Dongfang Paper Milling Company Limited, Baoding Shengde Paper Co., Ltd., Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2015

10.27	Acquisition Agreement dated June 25, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and Hebei Tengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2019.

Exhibit No.	Description of Exhibit

10.28	Supplement Agreement dated December 16, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and Hebei Tengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 27, 2019

10.29	Letter Agreement dated April 21, 2020, by and between the Company and Maxim Group LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

10.30	Securities Purchase Agreement dated April 29, 2020 by and between the Company and certain purchasers, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

10.31	Amendment to Securities Purchase Agreement dated May 4, 2020, by and between the Company and certain purchasers, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2020.

10.32	Letter Agreement dated January 14, 2021, by and between the Company and Maxim Group, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.33	Form of Securities Purchase Agreement among the Company and certain institutional investors, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.34	Underwriting Agreement dated as of February 24, 2021 by and between the Company and Maxim Group LLC, incorporated by reference to the Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

14.1	Code of Ethics and Business Conduct, incorporated by reference to the Exhibit 14.1 to our Annual Report on Form10-K filed with the SEC on March 18, 2013

21.1	Lists of Subsidiaries, incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011

23.1*	Consent of WWC, P.C. Certified Accountants.

31.1*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

Item 16 Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2021

IT TECH PACKAGING, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	March 23, 2021
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	March 23, 2021
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	March 23, 2021
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	March 23, 2021
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	March 23, 2021
Wenbing Christopher Wang

/s/ Lusha Niu	Director	March 23, 2021
Lusha Niu