Form 10-K/A
period 2020-12-31
IT TECH PACKAGING, INC.
filed 2021-04-19
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of March 23, 2021, there were 99,045,900 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment to Form 10-K (this “Amendment”) amends the Annual Report for the period ended December 31, 2020 filed on March 23, 2021 (the “Original 10-K”) of IT Tech Packaging, Inc. (the “Company”).

For convenience, this Amendment sets forth the original filing in its entirety as amended where necessary to reflect the Amendment. The following sections were revised to reflect the amendment:

Common Stock

•	Updated to correct the number of outstanding shares as of March 23, 2021,

Part II, Item 8. Financial Statements and Supplementary Data

•	Notes to Consolidated Financial Statements, Note (12) Common Stock Updated to correct the typo of the exercising price of warrants issued in the 2020 registered direct offering,

Part II, Item 9A. CONTROLS AND PROCEDURES

•	Changes were made to include the disclosure under the Controls and Procedures for the year ended December 31, 2020, which was inadvertently omitted in the Original 10-K.

This Amendment should be read in conjunction with the Original 10-K, and the Company’s other filings made with the U.S. Securities and Exchange Commission subsequent to the filing of the Original 10-K on March 23, 2021. The Original 10-K has not been amended or updated to reflect events occurring after March 23, 2021, except as specifically set forth in this Amendment.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to the accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in anyway our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

The critical audit matter related to the Company’s property, plant and equipment. The principal considerations in determining that this was a critical audit matter was that the Company had a substantial amount of property, plant, and equipment, and the carrying value of such assets are subject to estimation, which involves judgment. The plant and equipment may be placed into service at varying times, and their ability to contribute to the generation of cash flows is impacted by multiple factors. The audit engagement team addressed this critical accounting matter by reviewing the Company’s accounting policies, and perform extended procedures including physical inspection, corroborated with enquiry, examination of contracts, and independent analysis via recalculation of depreciation and impairment testing. The engagement team’s testing provided adequate evidence to support our audit opinion and to mitigate the risk of material misstatement to an acceptable level. The accounts that are affected by this critical audit matter is property plant and equipment, and the related depreciation that is allocated into cost of sales, and impairment expense, if any.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since March 25, 2018.

San Mateo, California

March 23, 2021, except for Note 12, as to which the date is April 19, 2021.

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

(12) Common Stock

Issuance of common stock to investors

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock.Each share of common stock and accompanying warrant was sold at a price of $1.60.

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock in a registered direct offering and warrants to purchase up to 4,400,000 shares of the Company’s common stock in a concurrent private placement, for gross proceeds of approximately $2.55 million (net proceeds of approximately $2.27 million). The purchase price for each share of Common Stock and the corresponding warrant was $0.7425.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Jing Hao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company’s internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2020. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Amount and Nature of Beneficial Ownership

	Amount and	Percentage
	Nature of	of
	Beneficial	Common
Name and Address of Beneficial Owner (1)	Ownership	Stock

Zhenyong Liu CEO and Director	5,364,841	5.4%

Jing Hao CFO	10,000	*

Dahong Zhou Secretary	0	0

Marco Ku Hon Wai Director	7,500	*

Fuzeng Liu Director	5,000	*

Wenbing Christopher Wang Director	29,820	*

Lusha Niu Director	0	*

All Directors and Executive Officers as a Group (7 persons)	5,417,161	5.5%

*	Less than 1% of the Company’s issued and outstanding common shares.

(1)	The address of each director and executive officer is c/o Science Park, Juli Road, Xushui District, Baoding City, Hebei Province, People’s Republic of China.

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

Date: April 19, 2021

IT TECH PACKAGING, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	April 19, 2021
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	April 19, 2021
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	April 19, 2021
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	April 19, 2021
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	April 19, 2021
Wenbing Christopher Wang

/s/ Lusha Niu	Director	April 19, 2021
Lusha Niu