Form 10-Q
period 2021-03-31
IT TECH PACKAGING, INC.
filed 2021-05-11
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 11, 2021, there were 99,049,900 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

Current Assets
Cash and bank balances	$37,440,991	$4,142,437
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $85,637 and $34,391 as of March 31, 2021 and December 2020, respectively)	5,211,806	2,389,057
Inventories	7,431,502	1,233,801
Prepayments and other current assets	10,655,539	7,051,515
Due from related parties	400,650	92,795

Total current assets	61,140,488	14,909,605

Prepayment on property, plant and equipment	21,000,411	21,149,749
Finance lease right-of-use assets, net	2,340,142	2,397,653
Property, plant, and equipment, net	140,109,827	145,142,642
Value-added tax recoverable	2,502,526	2,566,195
Deferred tax asset non-current	14,194,939	13,708,630

Total Assets	$241,288,333	$199,874,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$6,389,908	$6,435,348
Current portion of long-term loans from credit union	4,960,967	4,996,245
Lease liability	188,723	182,852
Accounts payable	2,355,798	592,391
Advance from customers	82,042	82,625
Due to related parties	727,433	727,433
Accrued payroll and employee benefits	308,838	224,930
Other payables and accrued liabilities	4,715,970	4,838,601
Income taxes payable	482,209	259,649

Total current liabilities	20,211,888	18,340,074

Loans from credit union	4,565,307	4,597,772
Deferred gain on sale-leaseback	347,158	387,087
Lease liability - non-current	301,654	354,107
Derivative liability	11,581,027	1,115,260

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $19,683,842 and $17,950,224 as of March 31, 2021 and December 31, 2020, respectively)	37,007,034	24,794,300

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 99,049,900 and 28,535,816 shares issued and outstanding as of March 31, 2021 and December, 31,2020, respectively	99,050	28,536
Additional paid-in capital	88,927,786	53,989,548
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	4,271,952	5,740,722
Retained earnings	104,901,937	109,240,794

Total stockholders’ equity	204,281,299	175,080,174

Total Liabilities and Stockholders’ Equity	$241,288,333	$199,874,474

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenues	$24,209,427	$8,743,851

Cost of sales	(22,378,422)	(8,913,570)

Gross Profit (Loss)	1,831,005	(169,719)

Selling, general and administrative expenses	(2,555,318)	(2,696,963)
Gain on acquisition of a subsidiary	-	-

Loss from Operations	(724,313)	(2,866,682)

Other Income (Expense):
Interest income	4,333	5,790
Subsidy income	196,787	142,998
Interest expense	(278,901)	(244,718)
Loss on derivative liability	(3,636,967)	-

Loss before Income Taxes	(4,439,061)	(2,962,612)

Provision for Income Taxes	100,205	526,325

Net Loss	(4,338,856)	(2,436,287)

Other Comprehensive Loss
Foreign currency translation adjustment	(1,468,770)	(2,589,754)

Total Comprehensive Loss	$(5,807,626)	$(5,026,041)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.12)	$(0.11)

Outstanding – Basic and Diluted	36,156,280	22,054,816

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities:
Net income	$(4,338,856)	$(2,436,287)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,092,487	3,774,674
Loss on derivative liability	3,636,967
(Recovery from) Allowance for bad debts	52,018	(22,650)
Deferred tax	(589,094)	(541,042)
Changes in operating assets and liabilities:
Accounts receivable	(2,920,798)	1,315,128
Prepayments and other current assets	(3,645,323)	5,486,216
Inventories	(6,270,151)	(373,470)
Accounts payable	1,785,742	(41,405)
Advance from customers	-	54,930
Related parties	(311,679)	1,814,228
Accrued payroll and employee benefits	86,375	(62,252)
Other payables and accrued liabilities	(84,719)	(728,633)
Income taxes payable	226,699	(1,379,130)
Net Cash (Used in) Provided by Operating Activities	(8,280,332)	6,860,307

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(44,599)	(756,514)

Net Cash Used in Investing Activities	(44,599)	(756,514)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	41,837,553	-
Payment of capital lease obligation	(43,230)	-

Net Cash Provided by Financing Activities	41,794,323	-

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(170,838)	(229,386)

Net Increase in Cash and Cash Equivalents	33,298,554	5,874,407

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	4,142,437	5,837,745

Cash, Cash Equivalents and Restricted Cash - End of Period	$37,440,991	$11,712,152

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$97,642	$116,019
Cash paid for income taxes	$262,191	$1,379,130

Cash and bank balances	37,440,991	11,712,152
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	37,440,991	11,712,152

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2019	22,054,816	$22,055	$51,155,174	$6,080,574	$(6,057,537)	$114,794,796	$165,995,062

Foreign currency translation adjustment					(2,589,754)		(2,589,754)
Net income						(2,436,287)	(2,436,287)
Balance at March 31, 2020	22,054,816	$22,055	$51,155,174	$6,080,574	$(8,647,291)	$112,358,509	$160,969,021

Balance at December 31, 2020	28,535,816	$28,536	$53,989,548	$6,080,574	$5,740,722	$109,240,794	$175,080,174
Issuance of shares to institutional investors	26,181,818	26,182	8,002,488				8,028,669
Issuance of shares to public investors	29,277,866	29,278	15,585,867				15,615,144
Exercise of warrants	15,054,400	15,054	11,349,884				11,364,939
Foreign currency translation adjustment					(1,468,769)		(1,468,769)
Net income						(4,338,858)	(4,338,858)
Balance at March 31, 2021	99,049,900	$99,050	$88,927,786	$6,080,574	$4,271,952	$104,901,937	$204,281,299

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Business Background

IT Tech Packaging, Inc. (the “Company”) was incorporated in the State of Nevada on December 9, 2005, under the name “Carlateral, Inc.” Through the steps described immediately below, we became the holding company for Hebei Baoding Dongfang Paper Milling Company Limited (“Dongfang Paper”), a producer and distributor of paper products in China, on October 29, 2007.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To ensure proper compliance of the Company’s control over the ownership and operations of Dongfang Paper with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with Dongfang Paper and Dongfang Paper Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings Inc. (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010). Baoding Shengde is mainly engaged in production and distribution of digital photo paper and single-use face masks and is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to Dongfang Paper, in exchange for service fees including a fee equivalent to 80% of Dongfang Paper’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to Dongfang Paper Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of Dongfang Paper; (iii) Call Option Agreement, which generally provides, among other things, that Dongfang Paper Equity Owners irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in Dongfang Paper. The exercise price for the options shall be RMB1 which Baoding Shengde should pay to each of Dongfang Paper Equity Owner for all their equity interests in Dongfang Paper; (iv) Share Pledge Agreement, which provides that Dongfang Paper Equity Owners will pledge all of their equity interests in Dongfang Paper to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that Dongfang Paper Equity Owners breach their obligations under the Loan Agreement or Dongfang Paper fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that Dongfang Paper Equity Owners shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of Dongfang Paper or with respect to any equity owner action to be taken in accordance with the laws and Dongfang Paper’s Articles of Association. The terms of the agreement are binding on the parties for as long as Dongfang Paper Equity Owners continue to hold any equity interest in Dongfang Paper. An Dongfang Paper Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled Dongfang Paper since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009 and continued to control Dongfang Paper through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the three months ended March 31, 2021 and 2020 was accounted for 99.46% and 100% of the Company’s total revenue, respectively. Dongfang Paper also accounted for 78.02% and 90.70% of the total assets of the Company as of March 31, 2021 and December 31, 2020, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2021 and December 31, 2020, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020

ASSETS

Current Assets
Cash and bank balances	$5,607,107	$3,315,778
Restricted cash	-	-
Accounts receivable	5,200,164	2,389,057
Inventories	7,407,625	1,223,020
Prepayments and other current assets	6,663,371	7,051,381
Due from related parties	400,650	92,795

Total current assets	25,278,917	14,072,031

Prepayment on property, plant and equipment	19,478,642	19,617,159
Finance lease right-of-use assets, net	2,340,142	2,397,653
Property, plant, and equipment, net	128,612,757	133,134,932
Deferred tax asset non-current	12,537,630	12,040,962

Total Assets	$188,248,088	$181,262,737

LIABILITIES

Current Liabilities
Short-term bank loans	$6,389,908	$6,435,348
Current portion of long-term loans from credit union	547,837	551,733
Lease liability	188,723	182,852
Accounts payable	2,355,798	592,391
Advance from customers	82,042	82,625
Due to related parties	-	-
Accrued payroll and employee benefits	300,810	221,482
Other payables and accrued liabilities	4,469,554	4,672,265
Income taxes payable	482,209	259,649

Total current liabilities	14,816,881	12,998,345

Loans from credit union	4,565,307	4,597,772
Lease liability - non-current	301,654	354,107

Total liabilities	$19,683,842	$17,950,224

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-Kfor the year ended December 31, 2020 of the Company, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “the Company”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

(3) Restricted Cash

Restricted cash was nil as of March 31, 2021 and December 31, 2020.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Raw Materials
Recycled paper board	$5,040,597	$19,459
Recycled white scrap paper	189,976	11,193
Gas	75,620	55,473
Base paper and other raw materials	389,281	181,426
	5,695,474	267,551
Semi-finished Goods	259,758	176,703
Finished Goods	1,476,270	789,547
Total inventory, gross	7,431,502	1,233,801
Inventory reserve	-	-
Total inventory, net	$7,431,502	$1,233,801

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Prepaid land lease	$182,613	$183,912
Prepayment for purchase of materials	4,003,350	10,945
Value-added tax recoverable	6,067,438	5,864,989
Others	402,138	991,669
	$10,655,539	$7,051,515

(6) Property, plant and equipment, net

As of March 31, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
Property, Plant, and Equipment:
Land use rights	$12,409,356	$12,497,601
Building and improvements	80,659,574	81,233,162
Machinery and equipment	162,639,111	163,787,807
Vehicles	655,751	628,462
Construction in progress	582,077	586,216
Totals	256,945,869	258,733,248
Less: accumulated depreciation and amortization	(116,836,042)	(113,590,606)
Property, Plant and Equipment, net	$140,109,827	$145,142,642

As of March 31, 2021 and December 31, 2020, land use rights represented two parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2066, respectively.

Construction in progress mainly represents payments for paper machine of a new tissue paper production line PM10.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2021 and December 31, 2020, certain property, plant and equipment of Dongfang Paper with net values of $1,882,319 and $2,349,796, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $5,931,823 and $6,010,359, respectively, as of March 31, 2021 and December 31, 2020 was pledged for the bank loan from Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $5,520,886 and $5,560,146, respectively, as of March 31, 2021 and December 31, 2020 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $8,553,369 and $8,614,194, respectively, as of March 31, 2021 and December 31, 2020 was pledged for another long-term loan from credit union of Baoding Shengde. See ” Short-term bank loans ” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $4,089,067 and $3,774,674 for the three months ended March 31, 2021 and 2020, respectively.

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

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $2,340,142 and $2,397,653 as of March 31, 2021 and December 31, 2020, respectively. The lease liability was $490,377 and $536,959, and its current portion in the amount of $188,723 and $182,852 as of March 31, 2021 and December 31, 2020, respectively.

Amortization of the Leased Equipment was $40,997 and nil for the three months ended March 31, 2021 and 2020. Total interest expenses for the sale-leaseback arrangement was $20,418 and nil for the three months ended March 31, 2021 and 2020.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of March 31, 2021 were as follows:

March 31,	Amount
2022	252,005
2023	252,005
2024	84,002
Less: unearned discount	(97,635)

490,377
Less: Current portion lease liability	(188,723)
$301,654

(8) Loans Payable

Short-term bank loans

On December 11, 2020, the Company entered into a working capital loan agreement with the ICBC, with a balance of $ $6,389,908 and $6,435,348 as of March 31, 2021 and December 31, 2020, respectively. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by December 7, 2021.

As of March 31, 2021, there were guaranteed short-term borrowings of $6,389,908 and unsecured bank loans of $nil. As of December 31, 2020, there were guaranteed short-term borrowings of $6,435,348 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2021 and 2020 were approximately 4.79%.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans from credit union

As of March 31, 2021 and December 31, 2020, loans payable to Rural Credit Union of Xushui District, amounted to $9,526,274 and $9,594,017, respectively.

	March 31,	December 31,
	2021	2020
Rural Credit Union of Xushui District Loan 1	$1,308,721	$1,318,028
Rural Credit Union of Xushui District Loan 2	3,804,423	3,831,476
Rural Credit Union of Xushui District Loan 3	2,434,830	2,452,145
Rural Credit Union of Xushui District Loan 4	1,978,300	1,992,368
Total	9,526,274	9,594,017
Less: Current portion of long-term loans from credit union	(4,960,967)	(4,996,245)
Long-term loans from credit union	$4,565,307	$4,597,772

As of Mar 31, 2021, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
Remainder of 2021	$4,960,967
2022	1,673,946
2023	2,891,361
Total	9,526,274

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of March 31, 2021 and December 31, 2020, total outstanding loan balance was $1,308,721 and $1,318,028, respectively, Out of the total outstanding loan balance, current portion amounted were $213,048 and $214,563 as of March 31, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,095,673 and $11,103,465 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $1,882,319 and $2,349,796 as of March 31, 2021 and December 31, 2020, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of March 31, 2021 and December 31, 2020, the total outstanding loan balance was $3,804,423 and $3,831,476, respectively. Out of the total outstanding loan balance, current portion amounted were $334,789 and $337,169 as of March 31, 2021 and December 31, 2020 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,469,633 and $3,494,307 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of March 31, 2021 and December 31, 2020, the total outstanding loan balance was $2,434,830 and $2,452,145, respectively. Out of the total outstanding loan balance, current portion amounted were $2,434,830 and $2,452,145 as of March 31, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of March 31, 2021 and December 31, 2020, the total outstanding loan balance was $1,978,300 and $1,992,368, respectively. Out of the total outstanding loan balance, current portion amounted were $1,978,300 and $1,992,368 as of March 31, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2021 and 2020 were $258,483 and $244,718, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $390,081 and $392,855 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2021 and December 31, 2020, approximately $45,653 and $45,978 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of March 31, 2021 and December 31, 2020, the outstanding interest was $209,148 and $210,635, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2021 and December 31, 2020, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the three months ended March 31, 2021 and 2020. The accrued interest owing to Mr. Zhenyong Liu was approximately $644,882 and $649,468, as of March 31, 2021 and December 31, 2020, respectively, which was recorded in other payables and accrued liabilities.

As of March 31, 2021 and December 31, 2020, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $153,740 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2021	2020
Accrued electricity	$190,726	$14,544
Value-added tax payable	14,664	428,481
Accrued interest to a related party	644,882	649,468
Payable for purchase of equipment	3,234,511	3,262,153
Accrued commission to salesmen	18,487	10,917
Accrued bank loan interest	605,664	429,279
Others	7,036	43,759
Totals	$4,715,970	$4,838,601

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the March 31, 2021:

Three months ended
March 31, 2021
Expected term	2.30 - 2.75
Expected average volatility	85% - 105%
Expected dividend yield	-
Risk-free interest rate	0.19% - 0.35%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2020	$1,115,260
Addition of new derivatives recognized as warrant	9,730,919
Addition of new derivatives recognized as loss on derivatives	10,813,347
Exercise of warrants	(2,902,119)
Change in fair value of derivative liability	(7,176,380)
Balance at March 31, 2021	$11,581,027

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Common Stock

Issuance of common stock to investors

On August 27, 2014, the Company issued 1,562,500 shares of our common stock and warrants to purchase up to 781,250 shares of our common stock.Each share of common stock and accompanying warrant was sold at a price of $1.60.

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock in a registered direct offering and warrants to purchase up to 4,400,000 shares of the Company’s common stock in a concurrent private placement, for gross proceeds of approximately $2.55 million (net proceeds of approximately 2.27 million). The purchase price for each share of Common Stock and the corresponding warrant was $0.58. The exercise price of the warrant was $0.7425 per share.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818warrants to purchase up to 26,181,818 shares of common stock in a best-efforts public offering for gross proceeds of approximately $14.4 million. The purchase price for each share of common stock and the corresponding warrant was $0.55. The exercise price of the warrant was $0.55 per share.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 29,277,866 shares of common stock and 14,638,933 warrants to purchase up to 14,638,933 shares of common stock in a firm commitment underwritten public offering for gross proceeds of approximately $21.9 million. The purchase price for each share of common stock and accompanying warrant was $0.75. The exercise price of the warrant was $0.75 per share,

Issuance of common stock pursuant to the 2012 Incentive Stock Plan, 2015 Omnibus Equity Incentive and 2019 Omnibus Equity Incentive

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

Issuance of common stock to a consultant

On November 2, 2020, the Company entered into an agreement with a consultant and agreed as compensation to issue to the consultant in the aggregate of 21,000 shares of common stock for investor relations consulting service rendered from November 2, 2020 to November 2, 2021. 21,000 shares of common stock were issued to this consultant on November 30, 2020. Total fair value of the shares of common stock issued was calculated at $14,700 at $0.70 per share.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Warrants

Pursuant to the 2020 Purchase Agreement, the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock and warrants to purchase up to 4,400,000 shares of the Common Stock in a concurrent private placement (the “May 2020 Warrants”).. The exercise price of the May 2020 Warrant is $0.7425 per share. These warrants are exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 880,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $0.7425 per share and 3,520,000 May 2020 Warrants were outstanding as of March 31, 2021. The Company classified warrant as liabilities and accounted for the issuance of the Warrants as a derivative.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818warrants to purchase up to 26,181,818 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants are exercisable commencing on January 20, 2021 at an exercise price of $0.55 and will expire on January 20, 2026.14,106,900 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $0.55 per share. 12,074,918 January 2021 Warrants were outstanding as of March 31, 2021.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 29,277,866 shares of common stock and 14,638,933 warrants to purchase up to 14,638,933 shares of common stock (the “March 2021 Warrants”). The March 2021Warrants are exercisable commencing on March 1, 2021 at an exercise price of $0.75 and will expire on March 1, 2026.67,500 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $0.75 per share and 14,571,433 March 2021 Warrants were outstanding as of March 31, 2021.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

A summary of stock warrant activities is as below:

	Three months Ended
	March 31, 2021
		Weight
		average
		exercise
	Number	price

Outstanding and exercisable at beginning of the period	4,400,000	$0.7425
Issued during the period	40,820,751	0.622
Exercised during the period	(15,054,400)	0.5621
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	30,166,351	$0.6691

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information relating to outstanding and exercisable warrants as of March 31,2021.

Warrants Outstanding			Warrants Exercisable
Weighted Average
Remaining
Number of	Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
30,166,351	4.84	$0.6691	30,166,351	$0.6691

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of March 31, 2021 is $1,333,071.

(14) Earnings Per Share

For the three months ended March 31, 2021 and 2020, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31,
	2021	2020
Basic loss per share
Net loss for the period - numerator	$(4,338,856)	$(2,436,287)
Weighted average common stock outstanding - denominator	36,156,280	22,054,816

Net loss per share	$(0.12)	$(0.11)

Diluted income per share
Net income for the period- numerator	$(4,338,856)	$(2,436,287)
Weighted average common stock outstanding - denominator	36,156,280	22,054,816

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	36,156,280	22,054,816

Diluted loss per share	$(0.12)	$(0.11)

For the three months ended March 31, 2021 and 2020 there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
Provision for Income Taxes
Current Tax Provision U.S.	$-	$14,717
Current Tax Provision PRC	488,889	-
Deferred Tax Provision PRC	(589,094)	(541,042)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(100,205)	$(526,325)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $2,508,797 and $0 for U.S. income tax purposes for the years ended December 31, 2020 and 2019, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of March 31, 2021, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of March 31, 2021, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	March 31,	December 31,
	2021	2020
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$12,879,907	$12,397,323
Impairment of property, plant and equipment	697,023	680,800
Miscellaneous	249,188	258,963
Net operating loss carryover of PRC company	368,821	371,544
Total deferred tax assets	14,194,939	13,708,630
Less: Valuation allowance	-	-
Total deferred tax assets, net	$14,194,939	13,708,630

The following table reconciles the statutory rates to the Company’s effective tax rate:

	Three Months Ended
	March 31,
	2021	2020
PRC Statutory rate
Effect of different tax jurisdiction	25.0%	25.0%
Effect of reconciling items in the PRC for tax purposes	(22.7)	(7.2)
Change in valuation allowance	-	-
Effective income tax rate	-	-
	2.3%	17.8%

During the three months ended March 31, 2021 and 2020, the effective income tax rate was estimated by the Company to be 2.3% and 17.8%, respectively.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2021 and December 31, 2020, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended March 31, 2021 and 2020, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,449 (RMB120,000). This operating lease is renewable at the end of the 30-year term.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $153,740 (RMB1,000,000), for a total term of up to five years.

Future minimum lease payments of all operating leases are as follows:

March 31,	Amount
2022	116,342
2023	68,987
2024	18,261
2025	18,261
2026	18,261
Thereafter	105,002
Total operating lease payments	$345,115

Capital commitment

As of December 31, 2020, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $4,528,844 and $4,570,331 as of March 31, 2021 and December 31, 2020, respectively. The Company expected to pay off all the balances within 1-3 years.

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

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of March 31, 2021 and December 31, 2020, the Company guaranteed its long-term loan from financial institutions amounting to $4,717,484 (RMB31,000,000) and $4,751,031 (RMB31,000,000), respectively, that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	March 31, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$22,827,553	$1,251,416	$130,458	$-	$-	$24,209,427
Gross profit	2,262,681	(456,207)	24,531	-	-	1,831,005
Depreciation and amortization	1,833,101	2,257,067	2,319	-	-	4,092,487
Interest income	2,366	206	1,761	-	-	4,333
Interest expense	176,386	20,418	82,097	-	-	278,901
Income tax expense(benefit)	416,855	(515,629)	(1,431)	-	-	(100,205)
Net income (loss)	1,087,209	(1,478,604)	(68,045)	(3,879,416)	-	(4,338,856)

	As of March 31, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	of Inter-segment	consolidated

Total assets	$88,412,001	99,836,087	24,493,355	28,546,890	-	241,288,333

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$7,737,502	$1,006,349	$-	$-	$-	$8,743,851
Gross profit	542,155	(711,874)	-	-	-	(169,719)
Depreciation and amortization	1,506,627	2,135,371	132,676	-	-	3,774,674
Interest income	5,517	83	190	-	-	5,790
Interest expense	167,581	-	77,137	-	-	244,718
Income tax expense(benefit)	(8,363)	(522,916)	(9,763)	14,717	-	(526,325)
Net income (loss)	(496,085)	(1,594,938)	(200,397)	(144,867)	-	(2,436,287)

	As of December 31, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$79,206,447	102,056,291	18,589,570			199,874,474

(19) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2021, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2020, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2021, the Company had two major suppliers accounted for 81% and 10% of total purchases.

For the three months ended March 31, 2020, the Company had three major suppliers accounted for 70%, 11% and 9% of total purchases.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of March 31, 2021 and December 31, 2020. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$ 76,088) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2021 and December 31, 2020, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB55,707,023 (US$8,477,322) as of March 31, 2021.

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

(23) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2021 and 2020 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

While we have resumed business operations, there remain significant uncertainties surrounding the COVID-19 outbreak and its further development as a global pandemic. Hence, the extent of the business disruption and the related impact on our financial results and outlook for the rest of 2021 cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the total impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.

Recent Development

In November 2020, we completed inviting bids for the 75 tonne per hour biomass boiler procurement for our biomass cogeneration project (the “Cogeneration Project”). Multiple well-known enterprises in the biomass industry participated in tendering opening bids. In February 2021, we completed evaluation on the bidding proposals and announced that Tai Shan Group Co., Ltd., a top manufacturer in the biomass industry in China, has won the bid. Installation of the boilers is expected to commence in the near future. We expect to participate in the bidding process for urban central heating projects. In April 2021, the Company obtained qualification to supply central heating in industrial parks after month-long review process for the Cogeneration Project.

On April 2021, the Company announced it has completed fundamental constructions on its new tissue paper production line (the “PM10”) and is working on the installation of accessory equipment.

Results of Operations

Comparison of the Three months ended March 31, 2021 and 2020

Revenue for the three months ended March 31, 2021 was $24,209,427, an increase of $15,465,576, or 176.87%, from $8,743,851 for the same period in the previous year. This was mainly due to the increase in sales volume of corrugating medium paper (“CMP”) and offset printing paper and increase in Average Selling Prices (ASPs) of CMP and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended March 31, 2021 was $24,078,969, an increase of $15,335,118, or 175.38%, from $8,743,851 for the first quarter of 2020. Total offset printing paper, CMP and tissue paper products sold during the three months ended March 31, 2021 amounted to 45,558 tonnes, an increase of 25,696 tonnes, or 129.37%, compared to 19,862 tonnes sold in the comparable period in the previous year. The increase was mainly due to the production suspension in the first quarter of 2020 due to Chines New Year and COVID-19. Full capacity of CMP production was resumed in May 2020 and the production and sales of offset printing paper in June 2020. The changes in revenue dollar amount and in quantity sold for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2021		March 31, 2020		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	33,626	$16,964,038	13,788	$5,721,939	19,838	$11,242,099	143.88%	196.47%
Light-Weight CMP	7,670	$3,747,733	4,889	$2,015,563	2,781	$1,732,170	56.88%	85.94%
Total CMP	41,296	$20,711,771	18,677	$7,737,502	22,619	$12,974,269	121.11%	167.68%
Offset Printing Paper	3,142	$2,115,782	-	$-	3,142	$2,115,782	%	%
Tissue Paper Products	1,120	$1,251,416	1,185	$1,006,349	(65)	$245,067	-5.49%	24.35%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	45,558	$24,078,969	19,862	$8,743,851	25,696	$15,335,118	129.37%	175.38%

Monthly sales revenue for the 24 months ended March 31, 2021, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended March 31, 2021 and 2020 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended March 31, 2020	$-	$415	$412	$849
Three Months ended March 31, 2021	$673	$504	$489	$1,117
Increase from comparable period in the previous year	$673	$89	$77	$268
Increase by percentage	-	21.45%	18.69%	31.57%

The following chart shows the month-by-month ASPs for the 24-month period ended March 31, 2021:

Corrugating Medium Paper

Revenue from CMP amounted to $20,711,771 (86.02% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2021, representing an increase of $12,974,269, or 167.68%, from $7,737,502 for the comparable period in 2020.

We sold 41,296 tonnes of CMP in the three months ended March 31, 2021 as compared to 18,677 tonnes for the same period in 2020, representing a 121.11% increase in quantity sold.

ASP for regular CMP increased from $415/tonne for the three months ended March 31, 2020 to $504/tonne for the three months ended March 31, 2021, representing a 21.45% increase. ASP in RMB for regular CMP for the first quarter of 2020 and 2021 was RMB2,902 and RMB3,282, respectively, representing a 13.09% increase. The quantity of regular CMP sold increased by 19,838 tonnes, from 13,788 tonnes in the first quarter of 2020 to 33,626 tonnes in the first quarter of 2021.

ASP for light-weight CMP increased from $412/tonne for the three months ended March 31, 2020 to $489/tonne for the three months ended March 31, 2021, representing a 18.69% increase. ASP in RMB for light-weight CMP for the first quarter of 2020 and 2021 was RMB2,883 and RMB3,178, respectively, representing a 10.23% increase. The quantity of light-weight CMP sold increased by 2,781 tonnes, from 4,889 tonnes in the first quarter of 2020, to 7,670 tonnes in the first quarter of 2021.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the first quarter of 2021 and 2020 were 38.42% and 14.86%, respectively, representing an increase of 23.56%.

Quantities sold for regular CMP that was produced by the PM6 production line from April 2019 to March 2021 are as follows:

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

Revenue from tissue paper products was $1,251,416 (5.20% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2021, representing an increase of $245,067, or 24.35%, from $1,006,349 for the three months ended March 31, 2020. We sold 1,120 tonnes of tissue paper in the first quarter of 2021, as compared to 1,185 tonnes in the comparable period of 2020, representing a decrease of 65 tonnes, or 5.49%.

ASP for tissue paper products increased from $849/tonne for the three months ended March 31, 2020 to $1,117/tonne for the three months ended March 31, 2021, representing a 31.57% increase. ASP in RMB for tissue paper products for the first quarter of 2020 and 2021 was RMB5,941 and RMB7,267, respectively, representing a 22.32% increase.

Offset printing paper

Revenue from offset printing paper was $2,115,782 (8.79% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2021, representing an increase of $2,115,782 from $nil for the three months ended March 31, 2020. We sold 3,142 tonnes of offset printing paper in the first quarter of 2021, as compared to 0 tonne in the comparable period of 2020. ASP for offset printing paper for the first quarter of 2021 was $673 and ASP in RMB for offset printing paper for the first quarter of 2021 was RMB4,381.

Revenue of Face Mask

On April 29, 2020, we launched production line of non-medical single-use face masks, following completion of raw materials preparation, trial run of the equipment and the sample products inspection. Revenue generated from selling face mask were $130,458 for the three months ended March 31, 2021. We sold 3,836 thousand pieces of face masks in the first quarter of 2021.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended March 31, 2021 was $22,272,495, an increase of $13,358,925, or 149.87%, from $8,913,570 for the comparable period in 2020. This was mainly due to the increase in sales quantity of CMP and offset printing paper and the increase in material costs.

Cost of sales for CMP was $18,858,935 for the quarter ended March 31, 2021, as compared to $7,195,348 for the comparable period in 2020. The increase in the cost of sales of $11,663,587 for CMP was mainly due to the increase in sales volume of regular CMP and light-Weight CMP and the increase in average cost of sales. Average cost of sales per tonne for CMP increased by 18.70%, from $385 in the first quarter of 2020 to $457 in the first quarter of 2021. The increase in average cost of sales was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in first quarter of 2021 compared to the first quarter of 2020.

Cost of sales for offset printing paper was $1,705,938 for the quarter ended March 31, 2021 and average cost of sales per tonne of offset printing paper was $543 in the first quarter of 2021.

Cost of sales for tissue paper products was $1,707,622 for the quarter ended March 31, 2021, as compared to $1,718,222 for the comparable period in 2020. Average cost of sales per tonne of tissue paper products increased by 5.17%, from $1,450 in the three months ended March 31, 2020, to $1,525 for the comparable period in 2021. This is mainly due to the decrease in cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2021 and 2020 are summarized below:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020		Change in		Change in percentage
	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per Tonne	Cost of Sales	Cost per Tone

Regular CMP	$15,521,382	$462	$5,439,510	$395	$10,081,872	$67	185.35%	16.96%
Light-Weight CMP	$3,337,553	$435	$1,755,838	$359	$1,581,715	$76	90.08%	21.17%
Total CMP	$18,858,935	$457	$7,195,348	$385	$11,663,587	$72	162.10%	18.70%
Offset Printing Paper	$1,705,938	$543	$-	$-	$1,705,938	$543	n/a	n/a
Tissue Paper Products	$1,707,622	$1,525	1,718,222	$1,450	$(10,600)	$75	-0.62%	5.17%
Total CMP, Offset Printing Paper and Tissue Paper	$22,272,495	$ n/a	$8,913,570	$ n/a	$13,358,925	$ n/a	149.87%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended March 31, 2021 was RMB 1,878/tonne (approximately $289/tonne) as compared to RMB 1,388/tonne (approximately $198/tonne) for the three months ended March 31, 2020. These changes (in US dollars) represent a year-over-year increase of 45.96% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from April 2019 to March 2021 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 9.7% of total sales in the first quarter of 2021, respectively, compared to 4% and 8.7% of total sales in the first quarter of 2020. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2021 are summarized as follows:

Gross Profit

Gross profit for the three months ended March 31, 2021 was $1,831,005 (7.56% of the total revenue), representing an increase of $2,000,724, or 1178.84%, from the gross loss of $169,719 (1.94% of the total revenue) for the three months ended March 31, 2020, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended March 31, 2021 was $1,806,474, an increase of $1,976,193, or 1164.39%, from the gross loss of $169,719 for the three months ended March 31, 2020. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 9.44 percentage points, from -1.94% for the three months ended March 31, 2020, to 7.50% for the three months ended March 31, 2021.

Gross profit margin for regular CMP for the three months ended March 31, 2021 was 8.50%, or 3.56 percentage points higher, as compared to gross profit margin of 4.94% for the three months ended March 31, 2020. Such increase was mainly due to the increase in ASP of regular CMP in the first quarter of 2021.

Gross profit margin for light-weight CMP for the three months ended March 31, 2021 was 10.94%, or 1.95 percentage points lower, as compared to gross profit margin of 12.89% for the three months ended March 31, 2020. The decrease was mainly due to increase in cost of recycled paper board, partially offset by the increase in ASP of light-weight CMP in the first quarter of 2021.

Gross profit margin for offset printing paper was 19.37% for the three months ended March 31, 2021.

Gross profit margin for tissue paper products for the three months ended March 31, 2021 was -36.46%, or 34.28 percentage points higher, as compared to gross profit margin of -70.74% for the three months ended March 31, 2020. The increase was mainly due to the increase in ASP of tissue paper products and decrease in cost of base paper in the first quarter of 2021.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended March 31, 2021 are as follows:

Face Masks

Gross profit for face masks for the three months ended March 31, 2021 was $24,531, representing a gross margin of 18.8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 were $2,555,318, a decrease of $141,645, or 5.25% from $2,696,963 for the three months ended March 31, 2020.

Loss from Operations

Operating loss for the quarter ended March 31, 2021 was $724,313, an increase of $2,142,369, or 74.73%, from $2,866,682 for the quarter ended March 31, 2020. The increase in income from operations was primarily due to the increase in gross profit.

Other Income and Expenses

Interest expense for the three months ended March 31, 2021 increased by $34,183, from $244,718 in the three months ended March 31, 2020, to $278,901. The Company had short-term and long-term interest-bearing loans and leasing obligations that aggregated $16,406,559 as of March 31, 2021, as compared to $14,904,518 as of March 31, 2020.

Loss on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The loss recognized on addition and change in fair value of derivative liability for the three months ended March 2021 was $3,636,967.

Net Loss

As a result and the factors discussed above, net loss was $4,338,856 for the quarter ended March 31, 2021, representing a decrease of income of $1,902,569, or 78.09%, from $2,436,287 for the quarter ended March 31, 2020.

Accounts Receivable

Net accounts receivable increased by $2,822,749, or 118.15%, to $5,211,806 as of March 31, 2021, as compared with $2,389,057 as of December 31, 2020. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 76.64% of total value of inventory as of March 31, 2021), semi-finished goods and finished goods. As of March 31, 2021, the recorded value of inventory increased by 502.33% to $7,431,502 from $1,233,801 as of December 31, 2020. As of March 31, 2021, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $5,040,597, approximately $5,021,138, or 25803.68%, higher than the balance as of December 31, 2020. Due to the volatility of recycled paper board price, a minimum level of inventory was maintained at the end of 2020.

A summary of changes in major inventory items is as follows:

	March 31, 2021	December 31, 2020	$ Change	% Change
Raw Materials
Recycled paper board	$5,040,597	$19,459	5,021,138	25803.20%
Recycled white scrap paper	189,976	11,193	178,783	1597.24%
Tissue base paper	205,718	14,027	191,691	1366.59%
Gas	75,620	55,473	20,147	36.32%
Mask fabric and other raw materials	183,563	167,399	16,164	9.66%
Total Raw Materials	5,695,474	267,551	5,427,923	2028.74%
Semi-finished Goods	259,758	176,703	83,055	47.00%
Finished Goods	1,476,270	789,547	686,723	86.98%
Total inventory, gross	7,431,502	1,233,801	6,197,701	502.33%
Inventory reserve	-	-	-
Total inventory, net	$7,431,502	$1,233,801	6,197,701	502.33%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $153,740 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as original lease agreement.

Capital Expenditure Commitment as of March 31, 2021

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of March 31, 2021, we had approximately $4.5 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in the progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.4 million). Under the sale-leaseback arrangement, Hebei Tengsheng sold the Leased Equipment to TLCL for 16 million (approximately US$2.4 million). Concurrent with the sale of equipment, Hebei Tengsheng leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Hebei Tengsheng may pay a nominal purchase price of RMB 100 (approximately $15) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right-of-use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $2,340,142 and $2,397,653 as of March 31, 2021 and December 31, 2020, respectively. The lease liability was $490,377 and $536,959, and its current portion in the amount of $188,723 and $182,852 as of March 31, 2021 and December 31, 2020, respectively.

Amortization of the Leased Equipment was $40,997 and nil for the three months ended March 31, 2021 and 2020. Total interest expenses for the sale-leaseback arrangement was $20,418 and nil for the three months ended March 31, 2021 and 2020.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of March 31, 2021 was $37,440,991, an increase of $33,298,554, from $4,142,437 as of December 31, 2020. The increase of cash and cash equivalents for the three months ended March 31, 2021 was attributable to a number of factors:

i. Net cash provided by (used in) operating activities

Net cash used in operating activities was $8,280,332 for the three months ended March 31, 2021. The balance represented a decrease of cash of $15,140,639, or 220.70%, from $6,860,307 provided for the three months ended March 31, 2020. Net loss for the three months ended March 31, 2021 was $4,338,856, representing a decrease of income of $1,902,569, or -78.09%, from a net loss of $2,436,287 for the three months ended March 31, 2020. Changes in various asset and liability account balances throughout the three months ended March 31, 2021 also contributed to the net change in cash from operating activities in three months ended March 31, 2021. Chief among such changes is the increase of accounts receivable in the amount of $2,920,798 during the first three months of 2021. There was also an increase of $6,270,151 in the ending inventory balance as of March 31, 2021 (a decrease to net cash for the three months ended March 31, 2021 cash flow purposes). An increase of $1,785,742 in accounts payable (an increase to net cash) in the three months ended March 2021. In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $4,092,487 and loss on derivative liability of $3,636,967. The Company also had a net increase of $3,645,323 in prepayment and other current assets (a decrease to net cash) and a net decrease of $310,023 in other payables and accrued liabilities and related parties (a decrease to net cash), as well as an increase in income tax payable of $226,699 (an increase to net cash) during the three months ended March 31, 2021.

ii. Net cash used in investing activities

We incurred $44,599 in net cash expenditures for investing activities during the three months ended March 31, 2021, as compared to $756,514 for the same period of 2020. Payments in the three months ended March 31, 2021 were for the payments for purchase of vehicles.

iii. Net cash provided by financing activities

Net cash provided by financing activities was proceeds from issuance of shares and warrants and repayment of lease liability of $41,794,323 for the three months ended March 31, 2021, as compared to net cash provided by financing activities in the amount of $nil for the three months ended March 31, 2020.

Short-term bank loans

	March 31,	December 31,
	2021	2020
Industrial and Commercial Bank of China (“ICBC”)	$6,389,908	$6,435,348

On December 11, 2020, the Company entered into a working capital loan agreement with the ICBC, with a balance of $ $6,389,908 and $6,435,348 as of March 31, 2021 and December 31, 2020, respectively. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by December 7, 2021.

As of March 31, 2021, there were guaranteed short-term borrowings of $6,389,908 and unsecured bank loans of $nil. As of December 31, 2020, there were guaranteed short-term borrowings of $6,435,348 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2021 and 2020 were approximately 4.79%.

Long-term loans from credit union

As of March 31, 2021 and December 31, 2020, loans payable to Rural Credit Union of Xushui District, amounted to $9,526,274 and $9,594,017, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of March 31, 2021 and December 31, 2020, total outstanding loan balance was $1,308,721 and $1,318,028, respectively, Out of the total outstanding loan balance, current portion amounted were $213,048 and $214,563 as of March 31, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,095,673 and $11,103,465 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $1,882,319 and $2,349,796 as of March 31, 2021 and December 31, 2020, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of March 31, 2021 and December 31, 2020, the total outstanding loan balance was $3,804,423 and $3,831,476, respectively. Out of the total outstanding loan balance, current portion amounted were $334,789 and $337,169 as of March 31, 2021 and December 31, 2020 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,469,633 and $3,494,307 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of March 31, 2021 and December 31, 2020, the total outstanding loan balance was $2,434,830 and $2,452,145, respectively. Out of the total outstanding loan balance, current portion amounted were $2,434,830 and $2,452,145 as of March 31, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of March 31, 2021 and December 31, 2020, the total outstanding loan balance was $1,978,300 and $1,992,368, respectively. Out of the total outstanding loan balance, current portion amounted were $1,978,300 and $1,992,368 as of March 31, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2021 and 2020 were $258,483 and $244,718, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $390,081 and $392,855 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2021 and December 31, 2020, approximately $45,653 and $45,978 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of March 31, 2021 and December 31, 2020, the outstanding interest was $209,148 and $210,635, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2021 and December 31, 2020, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the three months ended March 31, 2021 and 2020. The accrued interest owing to the CEO was approximately $644,882 and $649,468, as of March 31, 2021 and December 31, 2020, respectively, which was recorded in other payables and accrued liabilities.

As of March 31, 2021 and December 31, 2020, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2021 and 2020, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2021 and December 31, 2020 to translate the Chinese RMB to the U.S. Dollars are 6.5713:1 and 6.5249:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.5045:1 and 6.9931:1 for the three months ended March 31, 2021 and 2020, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,717,484 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2021.

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

IT TECH PACKAGING, INC.

Date: May 11, 2021	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2021	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)