Form 10-Q
period 2021-06-30
IT TECH PACKAGING, INC.
filed 2021-08-10
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 10, 2021, there were 99,049,900 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

Current Assets
Cash and bank balances	$30,273,543	$4,142,437
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $87,876 and $34,391 as of June 30, 2021 and December 31, 2020, respectively)	5,593,270	2,389,057
Inventories	11,671,350	1,233,801
Prepayments and other current assets	15,247,108	7,051,515
Due from related parties	955,526	92,795

Total current assets	63,740,797	14,909,605

Prepayment on property, plant and equipment	21,361,898	21,149,749
Finance lease right-of-use assets, net	2,339,145	2,397,653
Property, plant, and equipment, net	138,564,893	145,142,642
Value-added tax recoverable	2,537,704	2,566,195
Deferred tax asset non-current	10,076,731	13,708,630

Total Assets	$238,621,168	$199,874,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$6,422,501	$6,435,348
Current portion of long-term loans from credit union	3,142,366	4,996,245
Lease liability	199,544	182,852
Accounts payable	742,720	592,391
Advance from customers	83,454	82,625
Due to related parties	727,433	727,433
Accrued payroll and employee benefits	314,223	224,930
Other payables and accrued liabilities	4,867,038	4,838,601
Income taxes payable	688,441	259,649

Total current liabilities	17,187,720	18,340,074

Loans from credit union	6,547,886	4,597,772
Deferred gain on sale-leaseback	315,298	387,087
Lease liability - non-current	254,029	354,107
Derivative liability	7,072,020	1,115,260

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $18,427,033 and $17,950,224 as of June 30, 2021 and December 31, 2020, respectively)	31,376,953	24,794,300

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 99,049,900 and 28,535,816 shares issued and outstanding as of June 30, 2021 and December, 31,2020, respectively	99,050	28,536
Additional paid-in capital	88,927,787	53,989,548
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	7,688,114	5,740,722
Retained earnings	104,448,690	109,240,794

Total stockholders’ equity	207,244,215	175,080,174

Total Liabilities and Stockholders’ Equity	$238,621,168	$199,874,474

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$46,534,915	$26,362,273	$70,744,342	$35,106,124

Cost of sales	(43,505,895)	(23,803,444)	(65,884,317)	(32,717,014)

Gross Profit	3,029,019	2,558,829	4,860,024	2,389,110

Selling, general and administrative expenses	(2,597,611)	(3,357,472)	(5,152,929)	(6,054,435)

Income (Loss) from Operations	431,408	(798,643)	(292,905)	(3,665,325)

Other Income (Expense):
Interest income	11,719	9,451	16,052	15,241
Subsidy income	1,104	(979)	197,891	142,019
Interest expense	(283,899)	(241,436)	(562,800)	(486,154)
Gain (loss) on derivative liability	4,509,007	(27,865)	872,040	(27,865)

Income (Loss) before Income Taxes	4,669,339	(1,059,472)	230,278	(4,022,084)

Provision for Income Taxes	(5,122,587)	79,441	(5,022,382)	605,766

Net Loss	(453,248)	(980,031)	(4,792,104)	(3,416,318)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	3,416,162	124,179	1,947,392	(2,465,575)

Total Comprehensive Income (Loss)	$2,962,914	$(855,852)	$(2,844,712)	$(5,881,893)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.01)	$(0.04)	$(0.10)	$(0.14)

Outstanding – Basic and Diluted	46,638,550	24,444,761	46,638,550	24,444,761

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities:

Net loss	$(4,792,104)	$(3,416,318)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,166,403	7,496,314
(Gain) Loss on derivative liability	(872,040)	27,865
(Recovery from) Allowance for bad debts	53,074	(1,525)
Share-based compensation and expenses	-	1,242,000
Deferred tax	3,764,689	(1,021,699)
Changes in operating assets and liabilities:
Accounts receivable	(3,229,340)	(89,311)
Prepayments and other current assets	(8,060,524)	5,739,395
Inventories	(10,412,117)	(4,291,622)
Accounts payable	144,206	604,823
Advance from customers	-	87,729
Related parties	(860,721)	1,878,231
Accrued payroll and employee benefits	86,928	(35,990)
Other payables and accrued liabilities	15,529	(1,394,793)
Income taxes payable	425,654	(968,474)
Net Cash (Used in) Provided by Operating Activities	(15,570,363)	5,856,625

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(171,541)	(981,150)

Net Cash Used in Investing Activities	(171,541)	(981,150)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	41,837,553	2,273,360
Repayment of bank loans	(77,301)	-
Payment of capital lease obligation	(88,661)	-

Net Cash Provided by Financing Activities	41,671,591	2,273,360

Effect of Exchange Rate Changes on Cash and Cash Equivalents	201,419	(158,550)

Net Increase in Cash and Cash Equivalents	26,131,106	6,990,285

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	4,142,437	5,837,745

Cash, Cash Equivalents and Restricted Cash - End of Period	$30,273,543	$12,828,030

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$312,344	$288,463
Cash paid for income taxes	$265,450	$1,369,690

Cash and bank balances	30,273,543	12,828,030
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	30,273,543	12,828,030

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2019	22,054,816	$22,055	$51,155,174	$6,080,574	$(6,057,537)	$114,794,796	$165,995,062

Issuance of shares to officer and directors	2,000,000	2,000	1,198,000				1,200,000
Issuance of shares	4,400,000	4,400	1,579,755				1,584,155
Issuance of shares to a consultant	60,000	60	41,940				42,000
Foreign currency translation adjustment					(2,465,575)		(2,465,575)
Net loss						(3,416,318)	(3,416,318)
Balance at June 30, 2020	28,514,816	$28,515	$53,974,869	$6,080,574	$(8,523,112)	$111,378,478	$162,939,324

Balance at December 31, 2020	28,535,816	$28,536	$53,989,548	$6,080,574	$5,740,722	$109,240,794	$175,080,174
Issuance of shares to institutional investors	26,181,818	26,182	8,002,488				8,028,670
Issuance of shares to public investors	29,277,866	29,278	15,585,867				15,615,145
Exercise of warrants	15,054,400	15,054	11,349,884				11,364,938
Foreign currency translation adjustment					1,947,392		1,947,392
Net loss						(4,792,104)	(4,792,104)
Balance at June 30, 2021	99,049,900	$99,050	$88,927,787	$6,080,574	$7,688,114	$104,448,690	$207,244,215

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the three months ended June 30, 2021 and 2020 was accounted for 99.77% and 96.79% of the Company’s total revenue, respectively. The revenue generated from Dongfang Paper for the six months ended June 30, 2021 and 2020 was accounted for 99.66% and 97.59% of the Company’s total revenue, respectively.Dongfang Paper also accounted for 81.25% and 90.70% of the total assets of the Company as of June 30, 2021 and December 31, 2020, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021 and December 31, 2020, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets
Cash and bank balances	$6,909,174	$3,315,778
Restricted cash	-	-
Accounts receivable	5,592,109	2,389,057
Inventories	11,345,576	1,223,020
Prepayments and other current assets	11,232,366	7,051,381
Due from related parties	955,526	92,795

Total current assets	36,034,751	14,072,031

Prepayment on property, plant and equipment	19,813,935	19,617,159
Finance lease right-of-use assets, net	2,339,145	2,397,653
Property, plant, and equipment, net	127,303,105	133,134,932
Deferred tax asset non-current	10,076,731	12,040,962

Total Assets	$193,877,053	$181,262,737

LIABILITIES

Current Liabilities
Short-term bank loans	$6,422,501	$6,435,348
Current portion of long-term loans from credit union	665,624	551,733
Lease liability	199,544	182,852
Accounts payable	742,719	592,391
Advance from customers	83,454	82,625
Accrued payroll and employee benefits	302,237	221,482
Other payables and accrued liabilities	4,532,950	4,672,265
Income taxes payable	688,441	259,649

Total current liabilities	13,637,470	12,998,345

Loans from credit union	4,535,534	4,597,772
Lease liability - non-current	254,029	354,107

Total liabilities	$18,427,033	$17,950,224

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 of the Company, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “the Company”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2021 and the results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

Management determined that liabilities created by beneficial conversion features associated with the issuance of certain warrants (see “Derivative liabilities” under Note (10), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

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

(3) Restricted Cash

Restricted cash was nil as of June 30, 2021 and December 31, 2020.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Raw Materials
Recycled paper board	$7,666,162	$19,459
Recycled white scrap paper	939,199	11,193
Gas	184,144	55,473
Base paper and other raw materials	479,414	181,426
	9,268,919	267,551
Semi-finished Goods	751,286	176,703
Finished Goods	1,651,145	789,547
Total inventory, gross	11,671,350	1,233,801
Inventory reserve	-	-
Total inventory, net	$11,671,350	$1,233,801

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Prepaid land lease	$185,756	$183,912
Prepayment for purchase of materials	8,838,734	10,945
Value-added tax recoverable	5,935,486	5,864,989
Others	287,132	991,669
	$15,247,108	$7,051,515

As of June 30, 2021 and December 31, 2020, land use rights represented two parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2066, respectively.

Construction in progress mainly represents payments for paper machine of a new tissue paper production line PM10.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021 and December 31, 2020, certain property, plant and equipment of Dongfang Paper with net values of $1,522,164 and $2,349,796, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $5,997,212 and $6,010,359, respectively, as of June 30, 2021 and December 31, 2020 was pledged for the bank loan from Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $5,615,919 and $5,560,146, respectively, as of June 30, 2021 and December 31, 2020 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $8,700,601 and $8,614,194, respectively, as of June 30, 2021 and December 31, 2020 was pledged for another long-term loan from credit union of Baoding Shengde. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $4,070,458 and $3,721,640 for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization of property, plant and equipment was $8,159,525 and $7,496,314 for the six months ended June 30, 2021 and 2020, respectively.

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

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $2,339,145 and $2,397,653 as of June 30, 2021 and December 31, 2020, respectively. The lease liability was $453,573 and $536,959, and its current portion in the amount of $199,544 and $182,852 as of June 30, 2021 and December 31, 2020, respectively.

Amortization of the Leased Equipment was $41,457 and nil for the three months ended June 30, 2021 and 2020. Amortization of the Leased Equipment was $82,454 and nil for the six months ended June 30, 2021 and 2020. Total interest expenses for the sale-leaseback arrangement was $18,932 and nil for the three months ended June 30, 2021 and 2020. Total interest expenses for the sale-leaseback arrangement was $39,350 and nil for the six months ended June 30, 2021 and 2020.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of June 30, 2021 were as follows:

June 30,	Amount
2022	256,343
2023	256,343
2024	21,362
Less: unearned discount	(80,474)
453,573
Less: Current portion lease liability	(199,544)
$254,029

(8) Loans Payable

Short-term bank loans

	June 30,	December 31,
	2021	2020
Industrial and Commercial Bank of China (“ICBC”)	$6,422,501	$6,435,348

Total short-term bank loans	$6,422,501	$6,435,348

On December 11, 2020, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,422,501 and $6,435,348 as of June 30, 2021 and December 31, 2020, respectively. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by December 7, 2021.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021, there were guaranteed short-term borrowings of $6,422,501 and unsecured bank loans of $nil. As of December 31, 2020, there were guaranteed short-term borrowings of $6,435,348 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended June 30, 2021 and 2020 were approximately 4.79%.

The average short-term borrowing rates for the six months ended June 30, 2021 and 2020 were approximately 4.79%.

Long-term loans from credit union

As of June 30, 2021 and December 31, 2020, loans payable to Rural Credit Union of Xushui District, amounted to $9,690,252 and $9,594,017, respectively.

	June 30,	December 31,
	2021	2020
Rural Credit Union of Xushui District Loan 1	$1,331,249	$1,318,028
Rural Credit Union of Xushui District Loan 2	3,869,908	3,831,476
Rural Credit Union of Xushui District Loan 3	2,476,742	2,452,145
Rural Credit Union of Xushui District Loan 4	2,012,353	1,992,368
Total	9,690,252	9,594,017
Less: Current portion of long-term loans from credit union	(3,142,366)	(4,996,245)
Long-term loans from credit union	$6,547,886	$4,597,772

As of June 30, 2021, the Company’s long-term debt repayments for the next coming years were as follows:

Fiscal year	Amount
Remainder of 2021	$3,142,366
2022	5,928,701
2023	619,185
Total	9,690,252

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of June 30, 2021 and December 31, 2020, total outstanding loan balance was $1,331,249 and $1,318,028, respectively, Out of the total outstanding loan balance, current portion amounted were $247,674 and $214,563 as of June 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,083,575 and $11,103,465 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $1,522,164 and $2,349,796 as of June 30, 2021 and December 31, 2020, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of June 30, 2021 and December 31, 2020, the total outstanding loan balance was $3,869,908 and $3,831,476, respectively. Out of the total outstanding loan balance, current portion amounted were $417,950 and $337,169 as of June 30, 2021 and December 31, 2020 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,451,959 and $3,494,307 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. On March 22, 2021, the loan was renewed for additional one year and the repayments will be due on April 16, 2022. As of June 30, 2021 and December 31, 2020, the total outstanding loan balance was $2,476,742 and $2,452,145, respectively. Out of the total outstanding loan balance, current portion amounted were $2,476,742 and $2,452,145 as of June 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. On March 22, 2021, the loan was extended and the repayments will be due on August 18, 2022. As of June 30, 2021 and December 31, 2020, the total outstanding loan balance was $2,012,353 and $1,992,368, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $1,992,368 as of June 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2021 and 2020 were $264,967 and $241,436, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2021 and 2020 were $523,450 and $486,154, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $396,796 and $392,855 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2021 and December 31, 2020, approximately $46,439 and $45,978 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from Mr. Zhenyong Liu an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of June 30, 2021 and December 31, 2020, the outstanding interest was $212,748 and $210,635, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2021 and December 31, 2020, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the three and six months ended June 30, 2021 and 2020. The accrued interest owing to Mr. Zhenyong Liu was approximately $655,983 and $649,468, as of June 30, 2021 and December 31, 2020, respectively, which was recorded in other payables and accrued liabilities.

As of June 30, 2021 and December 31, 2020, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $154,603 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Accrued electricity	$153,239	$14,544
Value-added tax payable	18,722	428,481
Accrued interest to a related party	655,983	649,468
Payable for purchase of equipment	3,259,228	3,262,153
Accrued commission to salesmen	19,047	10,917
Accrued bank loan interest	684,355	429,279
Others	76,464	43,759
Totals	$4,867,038	$4,838,601

(11) Derivative Liabilities

The Company analyzed warrants for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability since the warrant becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the June 30, 2021:

Six months ended
June 30, 2021
Expected term	2.18 - 2.75
Expected average volatility	85% - 105%
Expected dividend yield	-
Risk-free interest rate	0.19% - 0.46%

The following table summarizes the changes in the derivative liabilities during the three months ended June 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2020	$1,115,260
Addition of new derivatives recognized as warrant	9,730,919
Addition of new derivatives recognized as loss on derivatives	10,813,347
Exercise of warrants	(2,902,119)
Change in fair value of derivative liability	(11,685,387)
Balance at June 30, 2021	$7,072,020

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

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818warrants to purchase up to 26,181,818 shares of common stock in a bestefforts public offering for gross proceeds of approximately $14.4 million. The purchase price for each share of common stock and the corresponding warrant was $0.55. The exercise price of the warrant was $0.55 per share.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Warrants

Pursuant to the 2020 Purchase Agreement, the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock and warrants to purchase up to 4,400,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $0.7425 per share. These warrants are exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 880,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $0.7425 per share and 3,520,000 May 2020 Warrants were outstanding as of June 30, 2021. The Company classified warrant as liabilities and accounted for the issuance of the May 2020 Warrants as a derivative.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818warrants to purchase up to 26,181,818 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants are exercisable commencing on January 20, 2021 at an exercise price of $0.55 and will expire on January 20, 2026. 14,106,900 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $0.55 per share. 12,074,918 January 2021 Warrants were outstanding as of June 30, 2021.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 29,277,866 shares of common stock and 14,638,933 warrants to purchase up to 14,638,933 shares of common stock (the “March 2021 Warrants”). The March 2021Warrants are exercisable commencing on March 1, 2021 at an exercise price of $0.75 and will expire on March 1, 2026. 67,500 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $0.75 per share and 14,571,433 March 2021 Warrants were outstanding as of June 30, 2021.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

A summary of warrant activities is as below:

	Six months Ended June 30, 2021
	Number	Weight average exercise price

Outstanding and exercisable at beginning of the period	4,400,000	$0.7425
Issued during the period	40,820,751	0.622
Exercised during the period	(15,054,400)	0.5621
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	30,166,351	$0.6691

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2021.

Warrants Outstanding			Warrants Exercisable
	Weighted Average		Number of
Number of Shares	Remaining Contractual life (in years)	Weighted Average Exercise Price	Shares Underlying the Warrants	Weighted Average Exercise Price
30,166,351	4.59	$0.6691	30,166,351	$0.6691

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of June 30, 2021 is $nil.

(14) Earnings Per Share

For the three months ended June 30, 2021 and 2020, basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30,
	2021	2020
Basic income (loss) per share
Net income (loss) for the period - numerator	$(453,248)	$(980,031)
Weighted average common stock outstanding - denominator	46,638,550	24,444,761

Net income (loss) per share	$(0.01)	$(0.04)

Diluted income per share
Net income for the period- numerator	$(453,248)	$(980,031)
Weighted average common stock outstanding - denominator	46,638,550	24,444,761

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	46,638,550	24,444,761

Diluted income (loss) per share	$(0.01)	$(0.04)

For the six months ended June 30, 2021 and 2020, basic and diluted net income per share are calculated as follows:

	Six Months Ended June 30,
	2021	2020
Basic income (loss) per share
Net income (loss) for the period - numerator	$(4,792,104)	$(3,416,318)
Weighted average common stock outstanding - denominator	46,638,550	24,444,761

Net income (loss) per share	$(0.10)	$(0.14)

Diluted income (loss) per share
Net income (loss) for the period - numerator	$(4,792,104)	$(3,416,318)
Weighted average common stock outstanding - denominator	46,638,550	24,444,761

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	46,638,550	24,444,761

Diluted income (loss) per share	$(0.10)	$(0.14)

For the three and six months ended June 30, 2021 and 2020 there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended
	June 30,
	2021	2020
Provision for Income Taxes
Current Tax Provision U.S.	$14,717	$14,717
Current Tax Provision PRC	754,087	386,499
Deferred Tax Provision PRC	4,353,783	(480,657)
Total Provision for (Deferred tax benefit)/Income Taxes	$5,122,587	$(79,441)

The provisions for income taxes for six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended
	June 30,
	2021	2020
Provision for Income Taxes
Current Tax Provision U.S.	$14,717	$14,747
Current Tax Provision PRC	1,242,976	401,186
Deferred Tax Provision PRC	3,764,689	(1,021,699)
Total Provision for (Deferred tax benefit)/Income Taxes	$5,022,382	$(605,766)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $2,508,797 and $0 for U.S. income tax purposes for the years ended December 31, 2020 and 2019, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of June 30, 2021, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of June 30, 2021, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	June 30,	December 31,
	2021	2020
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$13,703,799	$12,397,323
Impairment of property, plant and equipment	730,413	680,800
Miscellaneous	264,576	258,963
Net operating loss carryover of PRC company	377,943	371,544
Total deferred tax assets	15,076,731	13,708,630
Less: Valuation allowance	5,000,000	-
Total deferred tax assets, net	$10,076,731	13,708,630

The following table reconciles the statutory rates to the Company’s effective tax rate:

	Three Months Ended
	June 30,
	2021	2020
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of reconciling items in the PRC for tax purposes	(22.2)	(17.5)
Change in valuation allowance	196.9	-
	-	-
Effective income tax rate	109.7%	7.5%

	Six Months Ended
	June 30,
	2021	2020
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of expenses not deductible for PRC tax purposes	(12.6)	(9.9)
(Over) Under-provision in previous year	-	-
Change in valuation allowance	2168.6	-
	-	-
Effective income tax rate	2181.0%	15.1%

During the three months ended June 30, 2021 and 2020, the effective income tax rate was estimated by the Company to be 109.7% and 7.5%, respectively.

During the six months ended June 30, 2021 and 2020, the effective income tax rate was estimated by the Company to be 2181.0% and 15.1%, respectively.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2021 and December 31, 2020, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the six months ended June 30, 2021 and 2020, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(17) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,552 (RMB120,000). This operating lease is renewable at the end of the 30-year term.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $154,603 (RMB1,000,000), for a total term of up to five years.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

June 30,	Amount
2022	157,044
2023	31,475
2024	18,576
2025	18,576
2026	18,576
Thereafter	102,166
Total operating lease payments	$346,412

Capital commitment

As of June 30, 2021, the Company has entered contract for the purchase of paper machine of a new tissue paper production line PM10. Total outstanding commitments under these contracts were $4,606,801 and $4,570,331 as of June 30, 2021 and December 31, 2020, respectively. The Company expected to pay off all the balances within 1-3 years.

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd. (“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. The consideration for the acquisition is RMB320 million (approximately $49.5 million), of which $21 million was paid by the Company, and the balance consideration of $28.5 million is payable by December 31, 2021.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of June 30, 2021 and December 31, 2020, the Company guaranteed its long-term loan from financial institutions amounting to $4,798,687 (RMB31,000,000) and $4,751,031 (RMB31,000,000), respectively, that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	June 30, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$43,997,853	$2,727,000	$2,794,759	$-	$(2,984,697)	$46,534,915
Gross profit	3,233,548	(232,251)	27,722	-	-	3,029,019
Depreciation and amortization	927,090	2,283,861	862,965	-	-	4,073,916
Interest income	8,614	600	2,505	-	-	11,719
Interest expense	181,175	18,932	83,792	-	-	283,899
Income tax expense (benefit)	617,975	4,494,672	(4,777)	14,717	-	5,122,587
Net income (loss)	1,847,997	(6,482,307)	(85,776)	4,266,838	-	(453,248)

	Three Months Ended
	June 30, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$23,136,915	$2,379,806	$845,552	$-	$-	$26,362,273
Gross profit	2,429,407	(373,977)	503,399	-	-	2,558,829
Depreciation and amortization	1,617,412	2,105,130	-902	-	-	3,721,640
Interest income	7,577	464	1,410	-	-	9,451
Interest expense	165,416	-	76,020	-	-	241,436
Income tax expense (benefit)	357,463	(525,769)	88,865	-	-	(79,441)
Net income (loss)	1,441,234	(1,349,174)	324,495	(1,396,586)	-	(980,031)

	Six Months Ended
	June 30, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$66,825,406	3,978,416	2,925,217	-	(2,984,697)	70,744,342
Gross profit	5,496,229	(688,458)	52,253	-	-	4,860,024
Depreciation and amortization	2,760,191	4,540,928	865,284	-	-	8,166,403
Interest income	10,980	806	4,266	-	-	16,052
Interest expense	357,561	39,350	165,889	-	-	562,800
Income tax expense (benefit)	1,034,830	3,979,043	(6,208)	14,717	-	5,022,382
Net income (loss)	2,935,206	(7,960,911)	(153,821)	387,422	-	(4,792,104)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	June 30, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Revenues	$30,874,417	$3,386,155	$845,552	$	$	35,106,124
Gross profit (loss)	2,971,562	(1,085,851)	503,399			2,389,110
Depreciation and amortization	3,124,039	4,240,501	131,774			7,496,314
Interest income	13,094	547	1,600			15,241
Interest expense	332,997	-	153,157			486,154
Income tax expense(benefit)	349,100	(1,048,685)	79,102	14,717		(605,766)
Net income (loss)	945,149	(2,944,112)	124,098			(3,416,318)

	As of June 30, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$97,994,697	95,882,356	35,367,009	9,377,106	-	238,621,168

	As of December 31, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$79,206,447	102,056,291	18,589,570	-	-	199,874,474

(19) Concentration and Major Customers and Suppliers

For the three months ended June 30, 2021, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2020, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2021, the Company had three major suppliers accounted for 79%, 10% and 3% of total purchases.

For the three months ended June 30, 2020, the Company had four major suppliers accounted for 74%, 11%, 4% and 3% of total purchases.

For the six months ended June 30, 2021, the Company had three major suppliers accounted for 80%, 10% and 2% of total purchases.

For the six months ended June 30, 2020, the Company had four major suppliers accounted for 73%, 11%, 4% and 4% of total purchases.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of June 30, 2021 and December 31, 2020. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$77,398) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30 June 30, 2021 and December 31, 2020, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB132,244,676 (US$20,470,995) as of June 30, 2021.

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

(23) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2021 and 2020 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Recent Development

In November 2020, we completed inviting bids for the 75 tonne per hour biomass boiler procurement for our biomass cogeneration project (the “Cogeneration Project”). Multiple well-known enterprises in the biomass industry participated in tendering opening bids. In February 2021, we completed evaluation on the bidding proposals and announced that Tai Shan Group Co., Ltd., a top manufacturer in the biomass industry in China, has won the bid. Installation of the boilers is expected to commence in the near future. We expect to participate in the bidding process for urban central heating projects. In April 2021, the Company obtained qualification to supply central heating in industrial parks for the Cogeneration Project.

On April 2021, the Company announced it has completed fundamental constructions on its new tissue paper production line (the “PM10”) and is working on the installation of accessory equipment.

Results of Operations

Comparison of the Three months ended June 30, 2021 and 2020

Revenue for the three months ended June 30, 2021 was $46,534,915, an increase of $20,172,642, or 76.52%, from $26,362,273 for the same period in the previous year. This was mainly due to the increase in sales volume of corrugating medium paper (“CMP”) and offset printing paper and the increase in Average Selling Prices (ASPs) of CMP and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the three months ended June 30, 2021 was $46,426,045, an increase of $20,909,326, or 81.94%, from $25,516,720 for the second quarter of 2020. Total offset printing paper, CMP and tissue paper products sold during the three months ended June 30, 2021 amounted to 86,609 tonnes, an increase of 21,951 tonnes, or 33.95%, compared to 64,658 tonnes sold in the comparable period in the previous year. The increase was mainly due to the production suspension of CMP and offset printing paper due to the impact of COVID-19 during mid-January 2020 to early March 2020. Full capacity of CMP production resumed in May 2020 and the production and sales of offset printing paper resumed in June2020. The changes in revenue dollar amount and in quantity sold for the three months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	June 30, 2021		June 30, 2020		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	60,507	$30,252,256	46,980	$17,372,097	13,527	$12,880,159	28.79%	74.14%
Light-Weight CMP	13,491	$6,561,375	12,611	$4,502,628	880	$2,058,747	6.98%	45.72%
Total CMP	73,998	$36,813,631	59,591	$21,874,725	14,4 07	$14,938,906	24.18%	68.29%
Offset Printing Paper	10,415	$7,184,221	2,183	$1,262,188	8,232	$5,922,033	377.10%	469.19%
Tissue Paper Products	2,196	$2,428,193	2,884	$2,379,807	(688)	$48,387	-23.86%	2.03%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	86,609	$46,426,045	64,658	$25,516,720	21,951	$20,909,326	33.95%	81.94%

Monthly sales revenue for the 24 months ended June 30, 2021, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended June 30, 2021 and 2020 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended June 30, 2020	$578	$370	$357	$825
Three Months ended June 30, 2021	$690	$500	$486	$1,106
Increase from comparable period in the previous year	$112	$130	$129	$281
Increase by percentage	19.38%	35.14%	36.13%	34.06%

The following chart shows the month-by-month ASPs for the 24-month period ended June 30, 2021:

Corrugating Medium Paper

Revenue from CMP amounted to $36,813,631 (79.30% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2021, representing an increase of $14,938,906, or 68.29%, from $21,874,725 for the comparable period in 2020.

We sold 73,998 tonnes of CMP in the three months ended June 30, 2021 as compared to 59,591 tonnes for the same period in 2020, representing a 24.18% increase in quantity sold.

ASP for regular CMP increased from $370/tonne for the three months ended June 30, 2020 to $500/tonne for the three months ended June 30, 2021, representing a 35.14% increase. ASP in RMB for regular CMP for the second quarter of 2020 and 2021 was RMB2,610 and RMB3,224, respectively, representing a 23.52% increase. The quantity of regular CMP sold increased by 13,527 tonnes, from 46,980 tonnes in the second quarter of 2020 to 60,507 tonnes in the second quarter of 2021.

ASP for light-weight CMP increased from $357/tonne for the three months ended June 30, 2020 to $486/tonne for the three months ended June 30, 2021, representing a 36.13% increase. ASP in RMB for light-weight CMP for the second quarter of 2020 and 2021 was RMB2,522 and RMB3,136, respectively, representing a 24.35% increase. The quantity of light-weight CMP sold increased by 880 tonnes, from 12,611 tonnes in the second quarter of 2020, to 13,491 tonnes in the second quarter of 2021.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the second quarter of 2021 and 2020 were 68.20% and 52.47%, respectively, representing an increase of 15.73%.

Quantities sold for regular CMP that was produced by the PM6 production line from July 2019 to June 2021 are as follows:

Tissue Paper Products

Revenue from tissue paper products was $2,428,193 (5.23% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2021, representing an increase of $48,387, or 2.03%, from $2,379,807 for the three months ended June 30, 2020. We sold 2,196 tonnes of tissue paper in the second quarter of 2021, as compared to 2,884 tonnes in the comparable period of 2020, representing a decrease of 688 tonnes, or 23.86%.

ASP for tissue paper products increased from $825/tonne for the three months ended June 30, 2020 to $1,106/tonne for the three months ended June 30, 2021, representing a 34.06% increase. ASP in RMB for tissue paper products for the second quarter of 2020 and 2021 was RMB5,827 and RMB7,130, respectively, representing a 22.36% increase.

Offset printing paper

Revenue from offset printing paper was $7,184,221 (15.47% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2021, representing an increase of $5,922,033, or 469.19%, from $1,262,188 for the three months ended June 30, 2020. We sold 10,415 tonnes of offset printing paper in the second quarter of 2021, as compared to 2,183 tonnes in the comparable period of 2020, an increase of 8,232 tonnes, or 377.10%. ASPs for offset printing paper for the second quarter of 2020 and 2021 were $578 and $690, respectively, representing a 19.38% increase. ASP in RMB for offset printing paper for the second quarter of 2020 and 2021 was RMB4,071 and RMB4,454, respectively, representing a 9.41% increase.

Revenue of Face Mask

On April 29, 2020, we launched production line of non-medical single-use face masks, following completion of raw materials preparation, trial run of the equipment and the sample products inspection. Revenue generated from selling face mask were $108,869 for the three months ended June 30, 2021. We sold 2,635 thousand pieces of face masks in the second quarter of 2021.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended June 30, 2021 was $43,407,855, an increase of $19,946,564, or 85.02%, from $23,461,291 for the comparable period in 2020. This was mainly due to the increase in sales quantity of CMP and offset printing paper and the increase in material costs.

Cost of sales for CMP was $34,838,381 for the quarter ended June 30, 2021, as compared to $19,743,977 for the comparable period in 2020. The increase in the cost of sales of $15,094,405 for CMP was mainly due to the increase in sales volume of regular CMP and the increase in average cost of sales. Average cost of sales per tonne for CMP increased by 42.30%, from $331 in the second quarter of 2020 to $471 in the second quarter of 2021. The increase in average cost of sales was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in second quarter of 2021 compared to the second quarter of 2020.

Cost of sales for offset printing paper was $5,909,029 for the quarter ended June 30, 2021, as compared to $963,531 for the comparable period in 2020. Average cost of sales per tonne of offset printing paper increased by 28.57%, from $441 in the three months ended June 30, 2020, to $567 during the comparable period in 2021. The increase in average cost of sales of offset printing paper was mainly due to the increase in average unit purchase costs (net of applicable value added tax) of recycled white scrap paper.

Cost of sales for tissue paper products was $2,660,444 for the quarter ended June 30, 2021, as compared to $2,753,783 for the comparable period in 2020. The decrease in the cost of sales of $93,339 for tissue paper products was mainly due to the decrease in sales volume of tissue paper products, partially offset by the increase in average cost of sales. Average cost of sales per tonne of tissue paper products increased by 26.81%, from $955 in the three months ended June 30, 2020, to $1,211 for the comparable period in 2021. This is mainly due to the increase in cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2021 and 2020 are summarized below:

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$28,717,334		$475	$15,804,679		$336	$12,912,655		$139	81.70%	41.37
Light-Weight CMP	$6,121,047		$454	$3,939,298		$312	$2,181,750		$142	55.38%	45.51
Total CMP	$34,838,381		$471	$19,743,977		$331	$15,094,405		$140	76.45%	42.30
Offset Printing Paper	$5,909,029		$567	$963,531		$441	$4,945,498		$126	513.27%	28.57
Tissue Paper Products	$2,660,444		$1,211	2,753,783		$955	$(93,339)		$256	-3.39%	26.81
Total CMP, Offset Printing Paper and Tissue Paper	$43,407,855	$	n/a	$23,461,291	$	n/a	$19,946,564	$	n/a	85.02%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended June 30, 2021 were RMB 2,112/tonne (approximately $327/tonne) and RMB 2,358/tonne (approximately $365/tonne), as compared to RMB 1,371/tonne (approximately $195/tonne) and RMB 1,947/tonne (approximately $277/tonne) for the three months ended June 30, 2020. These changes (in US dollars) represent a year-over-year increase of 67.69% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from July 2019 to June 2021 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 10.2% of total sales in the second quarter of 2021, respectively, compared to 4% and 10.3% of total sales in the second quarter of 2020. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2021 are summarized as follows:

Gross Profit

Gross profit for the three months ended June 30, 2021 was $3,029,019 (6.51% of the total revenue), representing an increase of $470,190, or 18.38%, from the gross profit of $2,558,829 (9.71% of the total revenue) for the three months ended June 30, 2020, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended June 30, 2021 was $3,018,191, an increase of $962,762, or 46.84%, from the gross profit of $2,055,429 for the three months ended June 30, 2020. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 1.56 percentage points, from 8.06% for the three months ended June 30, 2020, to 6.50% for the three months ended June 30, 2021.

Gross profit margin for regular CMP for the three months ended June 30, 2021 was 5.07%, or 3.95 percentage points lower, as compared to gross profit margin of 9.02% for the three months ended June 30, 2020. Such decrease was mainly due to the increase in cost of recycled paper board, partially offset by the increase of ASP of regular CMP in the second quarter of 2021.

Gross profit margin for light-weight CMP for the three months ended June 30, 2021 was 6.71%, or 5.80 percentage points lower, as compared to gross profit margin of 12.51% for the three months ended June 30, 2020. The decrease was mainly due to increase in cost of recycled paper board, partially offset by the increase in ASP of light-weight CMP in the second quarter of 2021.

Gross profit margin for offset printing paper was 17.75% for the three months ended June 30, 2021, a decrease of 5.91 percentage points, as compared to 23.66% for the three months ended June 30, 2020. The decrease was mainly due to the increase in cost of recycled white scrap paper, partially offset by the increase in ASP of offset printing paper in the second quarter of 2021.

Gross profit margin for tissue paper products for the three months ended June 30, 2021 was -9.56%, or 6.15 percentage points higher, as compared to gross profit margin of -15.71% for the three months ended June 30, 2020. The decrease in gross profit margin was mainly due to the increase in ASP of tissue paper products, partially offset by the increase in cost of base paper in the second quarter of 2021.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended June 30, 2021 are as follows:

Face Masks

Gross profit for face masks for the three months ended June 30, 2021 was $10,829, representing a gross profit margin of 9.95%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 were $2,597,611, a decrease of $759,861, or 22.63% from $3,357,472 for the three months ended June 30, 2020. The decrease was mainly due to the higher share based compensation charge in April 2020, partially offset by the increase of RMB expenses converted to USD as a result of deprecation of USD against RMB.

Income (Loss) from Operations

Operating income for the quarter ended June 30, 2021 was $431,408, an increase of $1,230,051, or 154.02%, from loss from operations of $798,643 for the quarter ended June 30, 2020. The increase in income from operations was primarily due to the increase in gross profit and decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the three months ended June 30, 2021 increased by $42,463, from $241,436 in the three months ended June 30, 2020, to $283,899. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $16,566,327 as of June 30, 2021, as compared to $14,916,307 as of June 30, 2020.

Loss on derivative liability

The Company analyzed the warrants for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the three months ended June 30, 2021 was $4,509,007.

Net Loss

As a result and the factors discussed above, net loss was $453,248 for the quarter ended June 30, 2021, representing a decrease of loss of $526,783, or 53.75%, from net loss of $980,031 for the quarter ended June 30, 2020.

Comparison of the six months ended June 30, 2021 and 2020

Revenue for the six months ended June 30, 2021 was $70,744,342, an increase of $35,638,218, or 101.52%, from $35,106,124 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the six months ended June 30, 2021 was $70,505,015, an increase of $36,244,444, or 105.79%, from $34,260,571 for the six months ended June 30, 2020. This was mainly due to the increase in sales volume of Regular CMP and offset printing paper and the increase in ASP of CMP, offset printing paper and tissue paper products. Total quantities of offset printing paper, CMP and tissue paper products sold during the six months ended June 30, 2021 amounted to 132,168 tonnes, an increase of 47,649 tonnes, or 56.38%, compared to 84,519 tonnes sold during the six months ended June 30, 2020. Total quantities of CMP and offset printing paper sold increased by 48,401 tonnes in the six months of 2021 as compared to the same period of 2020. The increase was mainly due to the production suspension of CMP and offset printing paper due to the impact of COVID-19 in mid-January 2020 to early March 2020. Full capacity of CMP production resumed in May 2020, and the production and sales of offset printing paper resumed in June2020.The changes in revenue and quantity sold for the six months ended June 30, 2021 and 2020 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2021		June 30, 2020		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	94,133	$47,216,294	60,767	$23,094,037	33,366	$24,122,258	54.91%	104.45%
Light-Weight CMP	21,161	$10,309,109	17,500	$6,518,191	3,661	$3,790,918	20.92%	58.16%
Total CMP	115,294	$57,525,403	78,267	$29,612,228	37,027	$27,913,175	47.31%	94.26%
Offset Printing Paper	13,557	$9,300,003	2,183	$1,262,188	11,374	$8,037,815	521.03%	636.82%
Tissue Paper Products	3,317	$3,679,609	4,069	3,386,155	(752)	$293,454	-18.48%	8.67%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	132,168	$70,505,015	84,519	$34,260,571	47,649	$36,244,444	56.38%	105.79%

ASPs for our main products in the six-month period ended June 30, 2021and 2020 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Six Months Ended June 30, 2020	$578	$380	$372	$832
Six Months Ended June 30, 2021	$686	$502	$487	$1109
Increase from comparable period in the previous year	$108	$122	$115	$277
Increase by percentage	18.69%	32.11%	30.91%	33.29%

Revenue of Face Mask

Revenue generated from selling face masks were $239,327 for the six months ended June 30, 2021. We sold 6,470 thousand pieces of face masks for the six months ended June 30, 2021.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the six months ended June 30, 2021 was $65,680,350, an increase of $33,305,489, or 102.87%, from $32,374,861 for the six months ended June 30, 2020. This was mainly a result of the increase in sales volume of CMP and offset printing paper and the increase in material costs. Cost of sales for CMP was $53,697,316 for the six months ended June 30, 2021, as compared to $26,939,324 in the same period of 2020. The increase in the cost of sales of $26,757,992 for CMP was mainly due to the increase in the quantities of regular CMP sold and the increase in cost of recycled paper board in the six months of 2021. Average cost of sales per tonne for CMP increased by 35.47%, from $344 for the six months ended June 30, 2020, to $466 in the same period of 2021. This is mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for offset printing paper was $7,614,967 for the six months ended June 30, 2021, as compared to $963,531 in the same period of 2020. Average cost of sales per tonne of offset printing paper increased by 27.44%, from $441 for the six months ended June 30, 2020, to $562 in the same period of 2021. The increase was mainly attributable to higher average unit purchase costs (net of applicable value added tax) of recycled white scrap paper. Cost of sales for tissue paper products was $4,368,067 for the six months ended June 30, 2021, as compared to $4,472,006 in the same period of 2020. Average cost of sales per tonne of tissue paper products increased by 19.84%, from $1,099 for the six months ended June 30, 2020, to $1,317 for the same period of 2021.

Changes in cost of sales and cost per tonne by product for the six months ended June 30, 2021 and 2020 are summarized below:

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$44,238,716		$470	$21,244,189		$350	$22,994,527		$120	108.24%	34.29%
Light-Weight CMP	$9,458,600		$447	$5,695,135		$325	$3,763,465		$122	66.08%	37.54%
Total CMP	$53,697,316		$466	$26,939,324		$344	$26,757,992		$122	99.33%	35.47%
Offset Printing Paper	$7,614,967		$562	$963,531		$441	$6,651,436		$121	690.32%	27.44%
Tissue Paper Products	$4,368,067		$1,317	$4,472,006		$1,099	$(103,939)		$218	-2.32%	19.84%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$65,680,350	$	n/a	$32,374,861	$	n/a	$33,305,489	$	n/a	102.87%	n/a %

Gross Profit

Gross profit for the six months ended June 30, 2021 was $4,860,024 (6.87% of the total revenue), representing an increase of $2,470,914, or 103.42%, from the gross profit of $2,389,110 (6.81% of the total revenue) for the six months ended June 30, 2020. The increase was mainly due to (i) the increase in quantities sold of CMP and offset printing paper and (ii) the increase of ASP of CMP, offset printing paper and tissue paper products, partially offset by the decrease in sales quantities of tissue paper products.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the six months ended June 30, 2021 was $4,824,665, an increase of $2,938,955, or 155.85%, from the gross profit of $1,885,710 for the six months ended June 30, 2020. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 1.34 percentage points, from 5.50% for the six months ended June 30, 2020, to 6.84% for the six months ended June 30, 2021.

Gross profit margin for regular CMP for the six months ended June 30, 2021 was 6.31%, or 1.70 percentage points lower, as compared to gross profit margin of 8.01% for the six months ended June 30, 2020. Such decrease was primarily due to theincrease in unit cost of sales, partially offset by the increase in ASP of regular CMP.

Gross profit margin for light-weight CMP for the six months ended June 30, 2021 was 8.25%, or 4.38 percentage points lower, as compared to gross profit margin of 12.63% for the six months ended June 30, 2020. Such decrease was primarily due to increase in unit cost of sales, partially offset by the increase in ASP oflight-weight CMP.

Gross profit margin for offset printing paper was 18.12% for the six months ended June 30, 2021, a decrease of 5.54 percentage points, as compared to 23.66% for the six months ended June 30, 2020. Such decrease was mainly due to the increase of purchase price of recycled white scrap paper, partially offset by the increase in ASP of offset printing paper.

Gross profit margin for tissue paper products was -18.71% for the six months ended June 30, 2021, an increase of 13.36 percentage points, as compared to -32.07% for the six months ended June 30, 2020.

Face Mask

Gross profit for face mask for the six months ended June 30, 2021was $35,359, representing a gross profit margin of 14.77%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2021were $5,152,929, a decrease of $901,506, or 14.89% from $6,054,435 for the six months ended June 30, 2020. The decrease was mainly due to higher share based compensation charge and expenses in April 2020, partially offset by the increase of RMB expenses converted to USD as a result of the deprecation of USD against RMB.

Loss from Operations

Operating loss for the six months ended June 30, 2021 was $292,905, a decrease of $3,372,420, or 92.01%, from $3,665,325 for the six months ended June 30, 2020. The decrease in loss was primarily due to the increase in gross profit and decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the six months ended June 30, 2021 increased by $76,646, from $486,154 for the six months ended June 30, 2020, to $562,800. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $16,566,327 as of June 30, 2021, as compared to $14,916,307 as of June 30, 2020.

Loss on derivative liability

The Company analyzed warrants for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the six months ended June 30, 2021 was $ 872,040.

Net Loss

As a result of the above, net loss was $4,792,104 for the six months ended June 30, 2021, representing an increase of loss of $1,375,786, or 40.27%, from net loss of $3,416,318 for six months ended June 30, 2020.

Accounts Receivable

Net accounts receivable increased by $3,204,213, or 134.12%, to $5,593,270 as of June 30, 2021, as compared with $2,389,057 as of December 31, 2020. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 79.42% of total value of inventory as of June 30, 2021), semi-finished goods and finished goods. As of June 30, 2021, the recorded value of inventory increased by 845.97% to $11,671,350 from $1,233,801 as of December 31, 2020. As of June 30, 2021, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $7,666,163, approximately $7,646,704, or 39296.49%, higher than the balance as of December 31, 2020. Due to the volatility of recycled paper board price and recycled white scrap paper, a minimum level of inventory was maintained at the end of 2020.

A summary of changes in major inventory items is as follows:

	June 30,	December 31,
	2021	2020	$ Change	% Change
Raw Materials
Recycled paper board	$7,666,163	$19,459	7,646,704	39295.76%
Recycled white scrap paper	939,199	11,193	928,006	8290.78%
Tissue base paper	268,785	14,027	254,758	1816.20%
Gas	184,144	55,473	128,671	231.95%
Mask fabric and other raw materials	210,629	167,399	43,230	25.82%
Total Raw Materials	9,268,919	267,551	9,001,368	3364.35%

Semi-finished Goods	751,286	176,703	574,583	325.17%
Finished Goods	1,651,145	789,547	861,599	109.13%
Total inventory, gross	11,671,350	1,233,801	10,437,549	845.97%
Inventory reserve	-	-	-
Total inventory, net	$11,671,350	$1,233,801	10,437,549	845.97%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $154,603 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as original lease agreement.

Capital Expenditure Commitment as of June 30, 2021

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10. In connection with the PM10, the Company signed an agreement to purchase paper machine with a paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of June 30, 2021, we had approximately $4.6 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in the progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

In February 2021, we completed evaluation on the bidding proposals and announced that Tai Shan Group Co., Ltd., a top manufacturer in the biomass industry in China, has won the bid for the 75 tonne per hour biomass boiler procurement for the Cogeneration Project. Installation of the boilers is expected to commence in the near future. We expect to participate in the bidding process for urban central heating projects. In April 2021, the Company obtained qualification to supply central heating in industrial parks for the Cogeneration Project.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.5 million). Under the sale-leaseback arrangement, Hebei Tengsheng sold the Leased Equipment to TLCL for RMB 16 million (approximately US$2.5 million). Concurrent with the sale of equipment, Hebei Tengsheng leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Hebei Tengsheng may pay a nominal purchase price of RMB 100 (approximately $15) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right of use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $2,339,145 and $2,397,653 as of June 30, 2021 and December 31, 2020, respectively. The lease liability was $453,573 and $536,959, and its current portion in the amount of $199,544 and $182,852 as of June 30, 2021 and December 31, 2020, respectively.

Amortization of the Leased Equipment was $41,457 and nil for the three months ended June 30, 2021 and 2020. Amortization of the Leased Equipment was $82,454 and nil for the six months ended June 30, 2021 and 2020. Total interest expenses for the sale-leaseback arrangement was $18,932 and nil for the three months ended June 30, 2021 and 2020. Total interest expenses for the sale-leaseback arrangement was $39,350 and nil for the six months ended June 30, 2021 and 2020.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of June 30, 2021 was $30,273,543, an increase of $26,131,106, from $4,142,437 as of December 31, 2020. The increase of cash and cash equivalents for the six months ended June 30, 2021 was attributable to a number of factors:

i. Net cash provided by (used in) operating activities

Net cash used in operating activities was $15,570,363 for the six months ended June 30, 2021. The balance represented a decrease of cash of $21,426,988, or 365.86%, from $5,856,625 of net cash provided for the six months ended June 30, 2020. Net loss for the six months ended June 30, 2021 was $4,792,104, representing an increase of loss of $1,375,786, or 40.27%, from a net loss of $3,416,318 for the six months ended June 30, 2020. Changes in various asset and liability account balances throughout the six months ended June 30, 2021 also contributed to the net change in cash from operating activities in six months ended June 30, 2021. Chief among such changes is the increase of accounts receivable in the amount of $3,229,340 during the six months of 2021 (a decrease to net cash). There was also an increase of $10,412,117 in the ending inventory balance as of June 30, 2021 (a decrease to net cash). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $8,166,403. The Company also had a net increase of $8,060,524 in prepayment and other current assets (a decrease to net cash) and a net increase of $758,264 in other payables and accrued liabilities and related parties (a decrease to net cash), as well as an increase in income tax payable of $425,654 (an increase to net cash) during the six months ended June 30, 2021.

ii. Net cash used in investing activities

We incurred $171,541 in net cash expenditures for investing activities during the three months ended June 30, 2021, as compared to $981,150 for the same period of 2020. Payments in the three months ended June 30, 2021 were for the payments for purchase of vehicles and paper machine equipment.

iii. Net cash provided by financing activities

Net cash provided by financing activities was proceeds from issuance of shares and warrants net of repayment of loans and lease obligation of $41,671,591 for the six months ended June 30, 2021, as compared to net cash provided by financing activities in the amount of $ 2,273,360 for the six months ended June 30, 2020.

Short-term bank loans

	June 30,	December 31,
	2021	2020
Industrial and Commercial Bank of China (“ICBC”)	$6,422,501	$6,435,348

Total short-term bank loans	$6,422,501	$6,435,348

On December 11, 2020, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,422,501 and $6,435,348 as of June 30, 2021 and December 31, 2020, respectively. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by December 7, 2021.

As of June 30, 2021, there were guaranteed short-term borrowings of $6,422,501 and unsecured bank loans of $nil. As of December 31, 2020, there were guaranteed short-term borrowings of $6,435,348 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended June 30, 2021 and 2020 were approximately 4.79%.

The average short-term borrowing rates for the six months ended June 30, 2021 and 2020 were approximately 4.79%.

Long-term loans from credit union

As of June 30, 2021 and December 31, 2020, loans payable to Rural Credit Union of Xushui District, amounted to $9,690,252and $9,594,017, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of June 30, 2021 and December 31, 2020, total outstanding loan balance was $1,331,249 and $1,318,028, respectively, Out of the total outstanding loan balance, current portion amounted were $247,674 and $214,563 as of June 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,083,575 and $11,103,465 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $1,522,164 and $2,349,796 as of June 30, 2021 and December 31, 2020, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of June 30, 2021 and December 31, 2020, the total outstanding loan balance was $3,869,909 and $3,831,476, respectively. Out of the total outstanding loan balance, current portion amounted were $417,950 and $337,169 as of June 30, 2021 and December 31, 2020 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,451,959 and $3,494,307 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. On March 22, 2021, the loan was renewed for additional one year and the repayments will be due on April 16, 2022. As of June 30, 2021 and December 31, 2020, the total outstanding loan balance was $2,476,742 and $2,452,145, respectively. Out of the total outstanding loan balance, current portion amounted were $2,476,742 and $2,452,145 as of June 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum.On March 22, 2021, the loan was extendedand the repayments will be due on August 18, 2022. As of June 30, 2021 and December 31, 2020, the total outstanding loan balance was $2,012,353 and $1,992,368, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $1,992,368 as of June 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2021 and 2020 were $264,967 and $241,436, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2021 and 2020 were $523,450 and $486,154, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $396,796 and $392,855 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2021 and December 31, 2020, approximately $46,439 and $45,978 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from Mr. Zhenyong Liu an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of June 30, 2021 and December 31, 2020, the outstanding interest was $212,748 and $210,635, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2021 and December 31, 2020, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the three and six months ended June 30, 2021 and 2020. The accrued interest owing to Mr. Zhenyong Liu was approximately $655,983 and $649,468, as of June 30, 2021 and December 31, 2020, respectively, which was recorded in other payables and accrued liabilities.

As of June 30, 2021 and December 31, 2020, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended June 30, 2021 and 2020, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2021 and December 31, 2020 to translate the Chinese RMB to the U.S. Dollars are 6.4601:1 and 6.5249:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.4682:1 and 6.9931:1 for the three months ended June 30, 2021 and 2020, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,798,687 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104.	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IT TECH PACKAGING, INC.

Date: August 10, 2021	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)