Form 10-Q
period 2021-09-30
IT TECH PACKAGING, INC.
filed 2021-11-10
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 10, 2021, there were 99,049,900 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and bank balances	$26,575,582	$4,142,437
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $54,668 and $34,391 as of September 30, 2021 and December 31 2020, respectively)	4,121,781	2,389,057
Inventories	7,621,405	1,233,801
Prepayments and other current assets	22,997,609	7,051,515
Due from related parties	935,534	92,795
Total current assets	62,251,911	14,909,605

Prepayment on property, plant and equipment	32,072,039	21,149,749
Finance lease right-of-use assets, net	2,288,902	2,397,653
Property, plant, and equipment, net	127,063,147	145,142,642
Value-added tax recoverable	2,437,669	2,566,195
Deferred tax asset non-current	10,564,650	13,708,630
Total Assets	$236,678,318	$199,874,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$6,320,350	$6,435,348
Current portion of long-term loans from credit union	5,134,610	4,996,245
Lease liability	206,606	182,852
Accounts payable	354,247	592,391
Advance from customers	40,075	82,625
Due to related parties	749,717	727,433
Accrued payroll and employee benefits	318,276	224,930
Other payables and accrued liabilities	5,121,243	4,838,601
Income taxes payable	439,686	259,649
Total current liabilities	18,684,810	18,340,074

Loans from credit union	4,517,840	4,597,772
Deferred gain on sale-leaseback	176,563	387,087
Lease liability - non-current	198,352	354,107
Derivative liability	5,133,147	1,115,260
Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $17,764,728 and $17,950,224 as of September 30, 2021 and December 31, 2020, respectively)	28,710,712	24,794,300

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 99,049,900 and 28,535,816 shares issued and outstanding as of September 30, 2021 and December, 31,2020, respectively	99,050	28,536
Additional paid-in capital	88,927,787	53,989,548
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	6,868,929	5,740,722
Retained earnings	105,991,266	109,240,794
Total stockholders’ equity	207,967,606	175,080,174
Total Liabilities and Stockholders’ Equity	$236,678,318	$199,874,474

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$45,087,671	$33,357,450	$115,832,013	$68,463,575

Cost of sales	(43,266,135)	(30,789,899)	(109,150,452)	(63,506,913)

Gross Profit	1,821,536	2,567,551	6,681,561	4,956,662

Selling, general and administrative expenses	(2,019,565)	(2,390,920)	(7,172,495)	(8,445,356)

(Loss) Income from Operations	(198,029)	176,631	(490,934)	(3,488,694)

Other Income (Expense):
Interest income	12,044	8,544	28,096	23,785
Subsidy income	(30)	61,152	197,861	203,171
Interest expense	(281,670)	(258,438)	(844,470)	(744,592)
Loss on derivative liability	1,938,873	(482,515)	2,810,913	(510,380)

Income (Loss) before Income Taxes	1,471,188	(494,626)	1,701,466	(4,516,710)

Provision for Income Taxes	71,388	(26,348)	(4,950,994)	579,418

Net Income (Loss)	1,542,576	(520,974)	(3,249,528)	(3,937,292)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(819,183)	6,670,510	1,128,207	4,204,935

Total Comprehensive Income (Loss)	$723,393	$6,149,536	$(2,121,321)	$267,643

Earnings (Losses) Per Share:

Basic and Diluted Earnings (Losses) per Share	$0.03	$(0.02)	$(0.06)	$(0.15)

Outstanding – Basic and Diluted	54,196,300	25,816,354	54,196,300	25,816,354

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income	$(3,249,528)	$(3,937,292)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,733,664	11,301,703
(Gain) Loss on derivative liability	(2,810,913)	510,380
Allowance for bad debts	20,118	2,973
Share-based compensation and expenses	-	1,242,000
Deferred tax	3,235,556	(1,582,754)
Changes in operating assets and liabilities:
Accounts receivable	(1,742,594)	(272,857)
Prepayments and other current assets	(6,918,816)	2,099,669
Inventories	(6,396,066)	(6,758,500)
Accounts payable	(242,357)	50,683
Advance from customers	(43,161)	76,763
Related parties	(821,943)	1,767,888
Accrued payroll and employee benefits	92,207	(43,025)
Other payables and accrued liabilities	522,353	(1,292,657)
Income taxes payable	178,903	(795,487)
Net Cash (Used in) Provided by Operating Activities	(6,442,577)	2,369,487

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(12,781,114)	(3,144,261)
Proceeds from sale of property, plant and equipment	-	572,312

Net Cash Used in Investing Activities	(12,781,114)	(2,571,949)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	41,837,553	2,273,360
Repayment of bank loans	(154,579)	-
Payment of capital lease obligation	(135,611)	(32,317)

Net Cash Provided by Financing Activities	41,547,363	2,241,043

Effect of Exchange Rate Changes on Cash and Cash Equivalents	109,473	333,579

Net Increase in Cash and Cash Equivalents	22,433,145	2,372,160

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	4,142,437	5,837,745

Cash, Cash Equivalents and Restricted Cash - End of Period	$26,575,582	$8,209,905

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$485,075	$509,783
Cash paid for income taxes	$1,523,555	$1,784,107

Cash and bank balances	26,575,582	8,209,905
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	26,575,582	8,209,905

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2019	22,054,816	$22,055	$51,155,174	$6,080,574	$(6,057,537)	$114,794,796	$165,995,062
Issuance of shares to officer and directors	2,000,000	2,000	1,198,000				1,200,000
Issuance of shares	4,400,000	4,400	1,579,755				1,584,155
Issuance of shares to a consultant	60,000	60	41,940				42,000
Foreign currency translation adjustment					4,204,935		4,204,935
Net income						(3,937,292)	(3,937,292)
Balance at September 30, 2020	28,514,816	$28,515	$53,974,869	$6,080,574	$(1,852,602)	$110,857,504	$169,088,860

Balance at December 31, 2020	28,535,816	$28,536	$53,989,548	$6,080,574	$5,740,722	$109,240,794	$175,080,174
Issuance of shares to officer and directors	-	-	-				-
Issuance of shares to institutional investors	26,181,818	26,182	8,002,488				8,028,670
Issuance of shares to public investors	29,277,866	29,278	15,585,867				15,615,145
Exercise of warrants	15,054,400	15,054	11,349,884				11,364,938
Foreign currency translation adjustment					1,128,207		1,128,207
Net income						(3,249,528)	(3,249,528)
Balance at September 30, 2021	99,049,900	$99,050	$88,927,787	$6,080,574	$6,868,929	$105,991,266	$207,967,606

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

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd. (“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. Upon full payment of the consideration in the amount of RMB 320 million (approximately $45 million), Dongfang Paper will gain control over substantial parcels of land that under the possession of Hebei Tengsheng.

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the three months ended September 30, 2021 and 2020 was accounted for 97.01% and 99.34% of the Company’s total revenue, respectively. The revenue generated from Dongfang Paper for the nine months ended September 30, 2021 and 2020 was accounted for 98.89% and 98.44% of the Company’s total revenue, respectively.Dongfang Paper also accounted for 83.91% and 90.70% of the total assets of the Company as of September 30, 2021 and December 31, 2020, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021 and December 31, 2020, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020

ASSETS

Current Assets
Cash and bank balances	$9,506,216	$3,315,778
Restricted cash	-	-
Accounts receivable	4,114,419	2,389,057
Inventories	7,604,964	1,223,020
Prepayments and other current assets	18,807,488	7,051,381
Due from related parties	935,534	92,795

Total current assets	40,968,621	14,072,031

Prepayment on property, plant and equipment	30,530,114	19,617,159
Finance lease right-of-use assets, net	2,288,902	2,397,653
Property, plant, and equipment, net	116,276,783	133,134,932
Deferred tax asset non-current	8,885,697	12,040,962

Total Assets	$198,950,117	$181,262,737

LIABILITIES

Current Liabilities
Short-term bank loans	$6,320,350	$6,435,348
Current portion of long-term loans from credit union	663,028	551,733
Lease liability	206,606	182,852
Accounts payable	354,248	592,391
Advance from customers	40,075	82,625
Due to related parties	22,284	-
Accrued payroll and employee benefits	297,984	221,482
Other payables and accrued liabilities	4,704,275	4,672,265
Income taxes payable	439,686	259,649

Total current liabilities	13,048,536	12,998,345

Loans from credit union	4,517,840	4,597,772
Lease liability - non-current	198,352	354,107

Total liabilities	$17,764,728	$17,950,224

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2021 and the results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

Management determined that liabilities created by beneficial conversion features associated with the issuance of certain warrants (see “Derivativeliabilities” under Note (10), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities wasdetermined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

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

(3) Restricted Cash

Restricted cash was nil as of September 30, 2021 and December 31, 2020.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Raw Materials
Recycled paper board	$4,869,733	$19,459
Recycled white scrap paper	521,732	11,193
Gas	187,506	55,473
Base paper and other raw materials	476,289	181,426
	6,055,260	267,551
Semi-finished Goods	321,177	176,703
Finished Goods	1,244,968	789,547
Total inventory, gross	7,621,405	1,233,801
Inventory reserve	-	-
Total inventory, net	$7,621,405	$1,233,801

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Prepaid land lease	$185,031	$183,912
Prepayment for purchase of materials	7,804,227	10,945
Value-added tax recoverable	14,565,106	5,864,989
Others	443,245	991,669
	$22,997,609	$7,051,515

(6) Property, plant and equipment, net

As of September 30, 2021 and December 31, 2020, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Property, Plant, and Equipment:
Land use rights	$12,573,719	$12,497,601
Building and improvements	73,347,682	81,233,162
Machinery and equipment	164,041,126	163,787,807
Vehicles	664,437	628,462
Construction in progress	2,349,169	586,216
Totals	252,976,133	258,733,248
Less: accumulated depreciation and amortization	(125,912,986)	(113,590,606)
Property, Plant and Equipment, net	$127,063,147	$145,142,642

As of September 30, 2021 and December 31, 2020, land use rights represented two parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2066, respectively.

Construction in progress mainly represents payments for paper machine of a new tissue paper production line PM10.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021 and December 31, 2020, certain property, plant and equipment of Dongfang Paper with net values of $1,313,720 and $2,349,796, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $5,937,242 and $6,010,359, respectively, as of September 30, 2021 and December 31, 2020 was pledged for the bank loan from Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $5,594,011 and $5,560,146, respectively, as of September 30, 2021 and December 31, 2020 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $8,666,660 and $8,614,194, respectively, as of September 30, 2021 and December 31, 2020 was pledged for another long-term loan from credit union of Baoding Shengde. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,500,145 and $3,805,389 for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization of property, plant and equipment was $11,659,670 and $11,301,703 for the nine months ended September 30, 2021 and 2020, respectively.

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

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $2,288,902 and $2,397,653 as of September 30, 2021 and December 31, 2020, respectively. The lease liability was $404,958 and $536,959, and its current portion in the amount of $206,606 and $182,852 as of September 30, 2021 and December 31, 2020, respectively.

Amortization of the Leased Equipment was $41,208 and $12,718 for the three months ended September 30, 2021 and 2020. Amortization of the Leased Equipment was $123,663 and $12,718 for the nine months ended September 30, 2021 and 2020. Total interest expenses for the sale-leaseback arrangement was $17,026 and $7,172 for the three months ended September 30, 2021 and 2020. Total interest expenses for the sale-leaseback arrangement was $56,376 and $7,172 for the nine months ended September 30, 2021 and 2020.

As a result of the sale and leaseback, a deferred gain in the amount of $288,922 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of September 30, 2021 were as follows:

September 30,	Amount
2022	255,343
2023	212,786
Less: unearned discount	(63,170)
404,958
Less: Current portion lease liability	(206,606)
$198,352

(8) Loans Payable

Short-term bank loans

	September 30,	December 31,
	2021	2020
Industrial and Commercial Bank of China (“ICBC”)	$6,320,350	$6,435,348

Total short-term bank loans	$6,320,350	$6,435,348

On December 11, 2020, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,320,350 and $6,435,348 as of September 30, 2021 and December 31, 2020, respectively. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by December 7, 2021.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021, there were guaranteed short-term borrowings of $6,320,350 and unsecured bank loans of $nil. As of December 31, 2020, there were guaranteed short-term borrowings of $6,435,348 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three and nine months ended September 30, 2021 and 2020 were approximately 4.79%.

Long-term loans from credit union

As of September 30, 2021 and December 31, 2020, loans payable to Rural Credit Union of Xushui District, amounted to $9,652,450 and $9,594,017, respectively.

	September 30,	December 31,
	2021	2020
Rural Credit Union of Xushui District Loan 1	$1,326,055	$1,318,028
Rural Credit Union of Xushui District Loan 2	3,854,813	3,831,476
Rural Credit Union of Xushui District Loan 3	2,467,080	2,452,145
Rural Credit Union of Xushui District Loan 4	2,004,502	1,992,368
Total	9,652,450	9,594,017
Less: Current portion of long-term loans from credit union	(5,134,610)	(4,996,245)
Long-term loans from credit union	$4,517,840	$4,597,772

As of September 30, 2021, the Company’s long-term debt repayments for the next coming years were as follows:

Fiscal year	Amount
Remainder of 2021	$5,134,610
2022	3,901,070
2023	616,770
Total	9,652,450

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of September 30, 2021 and December 31, 2020, total outstanding loan balance was $1,326,055 and $1,318,028, respectively. Out of the total outstanding loan balance, current portion amounted were $246,708 and $214,563 as of September 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,079,347 and $11,103,465 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $1,313,720 and $2,349,796 as of September 30, 2021 and December 31, 2020, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of September 30, 2021 and December 31, 2020, the total outstanding loan balance was $3,854,813 and $3,831,476, respectively. Out of the total outstanding loan balance, current portion amounted were $416,320 and $337,169 as of September 30, 2021 and December 31, 2020 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,438,493 and $3,494,307 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. On March 22, 2021, the loan was renewed for additional one year and the repayments will be due on April 16, 2022. As of September 30, 2021 and December 31, 2020, the total outstanding loan balance was $2,467,080 and $2,452,145, respectively. Out of the total outstanding loan balance, current portion amounted were $2,467,080 and $2,452,145 as of September 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. On March 22, 2021, the loan was extended and the repayments will be due on August 18, 2022. As of September 30, 2021 and December 31, 2020, the total outstanding loan balance was $2,004,502 and $1,992,368, respectively. Out of the total outstanding loan balance, current portion amounted were $2,004,502 and $1,992,368 as of September 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2021 and 2020 were $264,644 and $251,266, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2021 and 2020 were $788,094 and $737,420, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $395,248 and $392,855 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of September 30, 2021 and December 31, 2020, approximately $46,258 and $45,978 of interest, respectively, were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from Mr. Zhenyong Liu an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016, an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of $94,636. As of September 30, 2021 and December 31, 2020, the outstanding interest was $211,918 and $210,635, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2021 and December 31, 2020, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the three and nine months ended September 30, 2021 and 2020. The accrued interest owing to Mr. Zhenyong Liu was approximately $653,424 and $649,468, as of September 30, 2021 and December 31, 2020, respectively, which was recorded in other payables and accrued liabilities.

As of September 30, 2021 and December 31, 2020, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $154,579 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Accrued electricity	$126,685	$14,544
Value-added tax payable	468,596	428,481
Accrued interest to a related party	653,424	649,468
Payable for purchase of equipment	3,014,146	3,262,153
Accrued commission to salesmen	17,067	10,917
Accrued bank loan interest	790,391	429,279
Others	50,934	43,759
Totals	$5,121,243	$4,838,601

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the September 30, 2021:

Nine months ended
September 30,
2021
Expected term	2.05 - 2.75
Expected average volatility	85% - 105%
Expected dividend yield	-
Risk-free interest rate	0.19% - 0.53%

The following table summarizes the changes in the derivative liabilities during the three months ended September 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2020	$1,115,260

Addition of new derivatives recognized as warrant	9,730,919

Addition of new derivatives recognized as loss on derivatives	10,813,347

Exercise of warrants	(2,902,119)

Change in fair value of derivative liability	(13,624,260)

Balance at September 30, 2021	$5,133,147

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(13) Warrants

Pursuant to the 2020 Purchase Agreement, the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock and warrants to purchase up to 4,400,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $0.7425 per share. These warrants are exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 880,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $0.7425 per share and 3,520,000 May 2020 Warrants were outstanding as of September 30, 2021. The Company classified warrant as liabilities and accounted for the issuance of the May 2020 Warrants as a derivative.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818warrants to purchase up to 26,181,818 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants are exercisable commencing on January 20, 2021 at an exercise price of $0.55 and will expire on January 20, 2026. 14,106,900 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $0.55 per share. 12,074,918 January 2021 Warrants were outstanding as of September 30, 2021.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 29,277,866 shares of common stock and 14,638,933 warrants to purchase up to 14,638,933 shares of common stock (the “March 2021 Warrants”). The March 2021Warrants are exercisable commencing on March 1, 2021 at an exercise price of $0.75 and will expire on March 1, 2026. 67,500 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $0.75 per share and 14,571,433 March 2021 Warrants were outstanding as of September 30, 2021.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

A summary of warrant activities is as below:

	Nine months Ended September 30, 2021
	Number	Weight average exercise price

Outstanding and exercisable at beginning of the period	4,400,000	$0.7425
Issued during the period	40,820,751	0.622
Exercised during the period	(15,054,400)	0.5621
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	30,166,351	$0.6691

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2021.

Warrants Outstanding			Warrants Exercisable
	Weighted Average		Number of
	Remaining		Shares
Number of	Contractual life	Weighted Average	Underlying	Weighted Average
Shares	(in years)	Exercise Price	the Warrants	Exercise Price
30,166,351	4.34	$0.6691	30,166,351	$0.6691

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of September 30, 2021 is $nil.

(14) Earnings Per Share

For the three months ended September 30, 2021 and 2020, basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30,
	2021	2020
Basic income (loss) per share
Net income (loss) for the period - numerator	$1,542,576	$(520,974)
Weighted average common stock outstanding - denominator	54,196,300	25,816,354

Net income (loss) per share	$0.03	$(0.02)

Diluted income per share
Net income for the period- numerator	$1,542,576	$(520,974)
Weighted average common stock outstanding - denominator	54,196,300	25,816,354

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	54,196,300	25,816,354

Diluted income (loss) per share	$0.03	$(0.02)

For the nine months ended September 30, 2021 and 2020, basic and diluted net income per share are calculated as follows:

	Nine Months Ended September 30,
	2021	2020
Basic loss per share
Net loss for the period - numerator	$(3,249,528)	$(3,937,292)
Weighted average common stock outstanding - denominator	54,196,300	25,816,354

Net loss per share	$(0.06)	$(0.15)

Diluted loss per share
Net loss for the period - numerator	$(3,249,528)	$(3,937,292)
Weighted average common stock outstanding - denominator	54,196,300	25,816,354

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	54,196,300	25,816,354

Diluted loss per share	$(0.06)	$(0.15)

For the three and nine months ended September 30, 2021 and 2020 there were no securities with dilutive effect issued and outstanding.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) Income Taxes

United States

The Company and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 TCJA”), which significantly changed U.S. tax law. The 2017 TCJAlowered the Company’s U.S. statutory federal income tax rate from the highest rate of 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income which requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the 2017 TCJA. SAB 118 provides a measurement period of up to one year from the 2017 TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the 2017 TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 TCJA.

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

The provisions for income taxes for three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,
	2021	2020
Provision for Income Taxes
Current Tax Provision U.S.	$14,717	$14,717
Current Tax Provision PRC	443,028	572,686
Deferred Tax Provision PRC	(529,133)	(561,055)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(71,388)	$26,348

The provisions for income taxes for nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,
	2021	2020
Provision for Income Taxes
Current Tax Provision U.S.	$14,717	$14,747
Current Tax Provision PRC	1,700,721	988,589
Deferred Tax Provision PRC	3,235,556	(1,582,754)
Total Provision for (Deferred tax benefit)/ Income Taxes	$4,950,994	$(579,418)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $2,508,797 and $0 for U.S. income tax purposes for the years ended December 31, 2020 and 2019, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of September 30, 2021, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of September 30, 2021, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	September 30,	December 31,
	2021	2020
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$14,154,457	$12,397,323
Impairment of property, plant and equipment	748,873	680,800
Miscellaneous	290,174	258,963
Net operating loss carryover of PRC company	371,146	371,544
Total deferred tax assets	15,564,650	13,708,630
Less: Valuation allowance	5,000,000	-
Total deferred tax assets, net	$10,564,650	13,708,630

The following table reconciles the statutory rates to the Company’s effective tax rate:

	Three Months Ended
	September 30,
	2021	2020
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of reconciling items in the PRC for tax purposes	(29.9%)	(30.3%)
Change in valuation allowance		-
Effective income tax rate		-
	(4.9%)	(5.3%)

	Nine Months Ended
	September 30,
	2021	2020
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of reconciling items in the PRC for tax purposes	(27.9)	(12.2)
(Over) Under-provision in previous year
Change in valuation allowance	293.9	-

	291.0%	12.8%

During the three months ended September 30, 2021 and 2020, the effective income tax rate was estimated by the Company to be -4.9% and -5.3%, respectively.

During the nine months ended September 30, 2021 and 2020, the effective income tax rate was estimated by the Company to be 291.0% and 12.8%, respectively.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2021 and December 31, 2020, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the nine months ended September 30, 2021 and 2020, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(17) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,549 (RMB120,000). This operating lease is renewable at the end of the 30-year term.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $154,579 (RMB1,000,000), for a total term of up to five years.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum lease payments of all operating leases are as follows:

September 30,	Amount
2022	146,997
2023	18,503
2024	18,503
2025	18,503
2026	18,503
Thereafter	97,141
Total operating lease payments	$318,151

Capital commitment

As of September 30, 2021, the Company has entered contract for the purchase of paper machine of a new tissue paper production line PM10. Total outstanding commitments under these contracts were $ 6,491,981 and $4,570,331 as of September 30, 2021 and December 31, 2020, respectively. The Company expected to pay off all the balances within 1-3 years.

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd. (“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. The consideration for the acquisition is RMB320 million (approximately $49 million), of which $32 million was paid by the Company, and the balance consideration of $17 million is payable by December 31, 2021.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of September 30, 2021 and December 31, 2020, the Company guaranteed its long-term loan from financial institutions amounting to $4,779,967 (RMB31,000,000) and $4,779,967 (RMB31,000,000), respectively, that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	September 30, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$42,123,855	$2,508,611	$2,789,071	$-	$(2,333,866)	$45,087,671
Gross profit	2,026,870	(249,996)	44,662	-	-	1,821,536
Depreciation and amortization	1,215,907	1,918,917	432,437	-	-	3,567,261
Interest income	8,222	370	3,452	-	-	12,044
Interest expense	180,270	17,026	84,374	-	-	281,670
Income tax expense(benefit)	320,249	(396,715)	5,078	-	-	(71,388)
Net income (loss)	956,901	(1,258,593)	(56,897)	1,901,165	-	1,542,576

	Three Months Ended
	September 30, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$30,756,297	$2,380,052	$221,102	$-	$-	$33,357,451
Gross profit	2,888,037	(345,084)	24,598	-	-	2,567,551
Depreciation and amortization	1,645,309	2,155,505	4,575	-	-	3,805,389
Interest income	6,544	977	1,023	-	-	8,544
Interest expense	172,003	7,172	79,263	-	-	258,438
Income tax expense(benefit)	578,029	(538,191)	-13,490	-	-	26,348
Net income (loss)	1,722,774	(1,394,727)	(67,334)	(781,687)	-	(520,974)

	Nine Months Ended
	September 30, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$108,949,261	6,487,027	5,714,288	-	(5,318,563)	115,832,013
Gross profit	7,523,100	(938,454)	96,915	-	-	6,681,561
Depreciation and amortization	3,976,098	6,459,845	1,297,721	-	-	11,733,664
Interest income	19,202	1,176	7,718	-	-	28,096
Interest expense	537,831	56,376	250,263	-	-	844,470
Income tax expense(benefit)	1,355,079	3,582,328	(1,130)	14,717	-	4,950,994
Net income (loss)	3,892,107	(9,219,504)	(210,718)	2,288,587	-	(3,249,528)

	Nine Months Ended
	September 30, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$61,630,714	5,766,207	1,066,654			68,463,575
Gross profit (loss)	5,859,599	(1,430,934)	527,997			4,956,662
Depreciation and amortization	4,769,348	6,396,006	136,349			11,301,703
Interest income	19,638	1,524	2,623			23,785
Interest expense	505,000	7,172	232,420			744,592
Income tax expense(benefit)	927,129	(1,586,876)	65,612			(579,418)
Net income (loss)	2,667,923	(4,338,839)	56,764			(3,937,292)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of September 30, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$105,220,080	93,730,035	28,402,322	9,325,881	-	236,678,318

	As of December 31, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$79,206,447	102,056,291	18,589,570	22,166	-	199,874,474

(19) Concentration and Major Customers and Suppliers

For the three and nine months ended September 30, 2021, the Company had no single customer contributed over 10% of total sales.

For the three and nine months ended September 30, 2020, the Company had no single customer contributed over 10% of total sales.

For the three months ended September 30, 2021, the Company had three major suppliers accounted for 74%, 12% and 5% of total purchases.

For the three months ended September 30, 2020, the Company had three major suppliers accounted for 75%, 11% and 3% of total purchases.

For the nine months ended September 30, 2021, the Company had two major suppliers accounted for 78% and 11% of total purchases.

For the nine months ended September 30, 2020, the Company had three major suppliers accounted for 74%, 11% and 4% of total purchases.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of September 30, 2021 and December 31, 2020. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$77,096) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2021 and December 31, 2020, respectively, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB109,299,409 (US$16,853,148) as of September 30, 2021.

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

(23) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2021 and 2020 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended September 30, 2021 and 2020

Revenue for the three months ended September 30, 2021 was $45,087,671, an increase of $11,730,220, or 35.17%, from $33,357,451 for the same period in the previous year. This was mainly due to the increase in sales volume of regular corrugating medium paper (“regular CMP”) and the increase in Average Selling Prices (ASPs) of CMP and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended September 30, 2021 was $44,935,480, an increase of $11,799,131, or 35.61%, from $33,136,349 for the third quarter of 2020. Total offset printing paper, CMP and tissue paper products sold during the three months ended September 30, 2021 amounted to 84,135 tonnes, an increase of 10,009 tonnes, or 13.50%, compared to 74,126 tonnes sold in the comparable period in the previous year. The changes in revenue dollar amount and in quantity sold for the three months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2021		September 30, 2020		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	61,947	$31,200,984	48,107	$19,553,861	13,840	$11,647,123	28.77%	59.56%
Light-Weight CMP	12,497	$6,127,480	12,884	$5,076,133	(387)	$1,051,347	-3.00%	20.71%
Total CMP	74,444	$37,328,464	60,991	$24,629,994	13,453	$12,698,470	22.06%	51.56%
Offset Printing Paper	7,045	$4,795,391	10,280	$6,126,303	(3,235)	$(1,330,912)	(31.47)%	(21.72)%
Tissue Paper Products	2,646	$2,811,625	2,855	$2,380,052	(209)	$431,573	-7.32%	18.13%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	84,135	$44,935,480	74,126	$33,136,349	10,009	$11,799,131	13.50%	35.61%

Monthly sales revenue for the 24 months ended September 30, 2021, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended September 30, 2021 and 2020 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended September 30, 2020	$596	$406	$394	$834
Three Months ended September 30, 2021	$681	$504	$490	$1,063
Increase from comparable period in the previous year	$85	$98	$96	$229
Increase by percentage	14.26%	24.14%	24.37%	27.46%

The following chart shows the month-by-month ASPs for the 24-month period ended September 30, 2021:

Corrugating Medium Paper

Revenue from CMP amounted to $37,328,464 (83.07% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2021, representing an increase of $12,698,470, or 51.56%, from $24,629,994 for the comparable period in 2020.

We sold 74,444 tonnes of CMP in the three months ended September 30, 2021 as compared to 60,991 tonnes for the same period in 2020, representing a 22.06% increase in quantity sold.

ASP for regular CMP increased from $406/tonne for the three months ended September 30, 2020 to $504/tonne for the three months ended September 30, 2021, representing a 24.14% increase. ASP in RMB for regular CMP for the third quarter of 2020 and 2021 was RMB2,816 and RMB3,259, respectively, representing a 15.73% increase. The quantity of regular CMP sold increased by 13,840 tonnes, from 48,107 tonnes in the third quarter of 2020 to 61,947 tonnes in the third quarter of 2021.

ASP for light-weight CMP increased from $394/tonne for the three months ended September 30, 2020 to $490/tonne for the three months ended September 30, 2021, representing a 24.37% increase. ASP in RMB for light-weight CMP for the third quarter of 2020 and 2021 was RMB2,727 and RMB3,173, respectively, representing a 16.35% increase. The quantity of light-weight CMP sold decreased by 387 tonnes, from 12,884 tonnes in the third quarter of 2020, to 12,497 tonnes in the third quarter of 2021.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the third quarter of 2021 and 2020 were 67.42% and 53.77%, respectively, representing an increase of 13.65%.

Quantities sold for regular CMP that was produced by the PM6 production line from October 2019 to September 2021 are as follows:

Tissue Paper Products

Revenue from tissue paper products was $2,811,625 (6.26% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2021, representing an increase of $431,573, or 18.13%, from $2,380,052 for the three months ended September 30, 2020. We sold 2,646 tonnes of tissue paper in the third quarter of 2021, as compared to 2,855 tonnes in the comparable period of 2020, representing a decrease of 209 tonnes, or 7.32%.

ASP for tissue paper products increased from $834/tonne for the three months ended September 30, 2020 to $1,063/tonne for the three months ended September 30, 2021, representing a 27.46% increase. ASP in RMB for tissue paper products for the third quarter of 2020 and 2021 was RMB5,766 and RMB6,875, respectively, representing a 19.23% increase.

Offset printing paper

Revenue from offset printing paper was $4,795,391 (10.67% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2021, representing a decrease of $1,330,912, or 21.72%, from $6,126,303 for the three months ended September 30, 2020. We sold 7,045 tonnes of offset printing paper in the third quarter of 2021, as compared to 10,280 tonnes in the comparable period of 2020, a decrease of 3,235 tonnes, or 31.47%. ASPs for offset printing paper for the third quarter of 2020 and 2021 were $596 and $681, respectively, representing a 14.26% increase. ASP in RMB for offset printing paper for the third quarter of 2020 and 2021 was RMB4,159 and RMB4,404, respectively, representing a 5.89% increase.

Revenue of Face Mask

On April 29, 2020, we launched production line of non-medical single-use face masks, following completion of raw materials preparation, trial run of the equipment and the sample products inspection. Revenue generated from selling face mask were $152,191 and $221,102 for the three months ended September 30, 2021 and 2020. We sold 3,180 thousand pieces of face masks in the third quarter of 2021, as compared to 3,576 thousand pieces in the comparable period of 2020, a decrease of 396 thousand pieces, or 31.17%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended September 30, 2021 was $43,145,052, an increase of $12,551,657, or 41.03%, from $30,593,395 for the comparable period in 2020. This was mainly due to the increase in sales quantity of regular CMP and the increase in material costs.

Cost of sales for CMP was $36,069,192 for the quarter ended September 30, 2021, as compared to $22,898,910 for the comparable period in 2020. The increase in the cost of sales of $13,170,282 for CMP was mainly due to the increase in sales volume of regular CMP and the increase in average cost of sales. Average cost of sales per tonne for CMP increased by 29.33%, from $375 in the third quarter of 2020 to $485 in the third quarter of 2021. The increase in average cost of sales was mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board in the third quarter of 2021 compared to the third quarter of 2020.

Cost of sales for offset printing paper was $4,018,447 for the quarter ended September 30, 2021, as compared to $4,969,350 for the comparable period in 2020. The decrease in cost of sales of offset printing paper was mainly due to the decrease in sales volume, partially offset by the increase in average cost of sales of offset printing paper. Average cost of sales per tonne of offset printing paper increased by 18.01%, from $483 in the three months ended September 30, 2020, to $570 during the comparable period in 2021. The increase in average cost of sales of offset printing paper was mainly due to the increase in average unit purchase costs (net of applicable value added tax) of recycled white scrap paper.

Cost of sales for tissue paper products was $3,057,413 for the quarter ended September 30, 2021, as compared to $2,725,135 for the comparable period in 2020. The increase in the cost of sales of $332,278 for tissue paper products was mainly due to the increase in average cost of sales, partially offset by the decrease in sales volume of tissue paper products. Average cost of sales per tonne of tissue paper products increased by 20.94%, from $955 in the three months ended September 30, 2020, to $1,155 for the comparable period in 2021. This is mainly due to the increase in cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2021 and 2020 are summarized below:

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$30,284,195		$489	$18,301,720		$380	$11,982,475		$109	65.47%	28.68
Light-Weight CMP	$5,784,997		$463	$4,597,190		$357	$1,187,807		$106	25.84%	29.69
Total CMP	$36,069,192		$485	$22,898,910		$375	$13,170,282		$110	57.51%	29.33
Offset Printing Paper	$4,018,447		$570	$4,969,350		$483	$(950,903)		$87	-19.14%	18.01
Tissue Paper Products	$3,057,413		$1,155	2,725,135		$955	$332,278		$200	12.19%	20.94
Total CMP, Offset Printing Paper and Tissue Paper	$43,145,052	$	n/a	$30,593,395	$	n/a	$12,551,657	$	n/a	41.03%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended September 30, 2021 were RMB 1,966/tonne (approximately $304/tonne) and RMB 2,319/tonne (approximately $358/tonne), as compared to RMB 1,754/tonne (approximately $251/tonne) and RMB 2,078/tonne (approximately $297/tonne) for the three months ended September 30, 2020. These changes (in US dollars) represent a year-over-year increase of 21.12% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from October 2019 to September 2021 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 10.8% of total sales in the third quarter of 2021, respectively, compared to 4% and 10.9% of total sales in the third quarter of 2020. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended September 30, 2021 are summarized as follows:

Gross Profit

Gross profit for the three months ended September 30, 2021 was $1,821,536 (4.04% of the total revenue), representing a decrease of $746,015, or 29.06%, from the gross profit of $2,567,551 (7.70% of the total revenue) for the three months ended September 30, 2020, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended September 30, 2021 was $1,790,428, a decrease of $752,526, or 29.59%, from the gross profit of $2,542,954 for the three months ended September 30, 2020. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 3.69 percentage points, from 7.67% for the three months ended September 30, 2020, to 3.98% for the three months ended September 30, 2021.

Gross profit margin for regular CMP for the three months ended September 30, 2021 was 2.94%, or 3.46 percentage points lower, as compared to gross profit margin of 6.40% for the three months ended September 30, 2020. Such decrease was mainly due to the increase in cost of recycled paper board, partially offset by the increase of ASP of regular CMP in the third quarter of 2021.

Gross profit margin for light-weight CMP for the three months ended September 30, 2021 was 5.59%, or 3.85 percentage points lower, as compared to gross profit margin of 9.44% for the three months ended September 30, 2020. The decrease was mainly due to the increase in cost of recycled paper board, partially offset by the increase in ASP of light-weight CMP in the third quarter of 2021.

Gross profit margin for offset printing paper was 16.20% for the three months ended September 30, 2021, a decrease of 2.69 percentage points, as compared to 18.89% for the three months ended September 30, 2020. The decrease was mainly due to the increase in cost of recycled white scrap paper, partially offset by the increase in ASP of offset printing paper in the third quarter of 2021.

Gross profit margin for tissue paper products for the three months ended September 30, 2021 was -8.74%, or 5.76 percentage points higher, as compared to gross profit margin of -14.50% for the three months ended September 30, 2020. The decrease in gross loss was mainly due to the increase in ASP of tissue paper products, partially offset by the increase in cost of base paper in the third quarter of 2021.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended September 30, 2021 are as follows:

Face Masks

Gross profit for face mask for the three months ended September 30, 2021 and 2020 were $31,108 and $24,598, representing a gross margin of 20.44% and 11.13%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2021 were $2,019,565, a decrease of $371,355, or 15.53% from $2,390,920 for the three months ended September 30, 2020.

(Loss) Income from Operations

Operating loss for the quarter ended September 30, 2021 was $198,029, a decrease of $374,660, or 212.11%, from income from operations of $176,631 for the quarter ended September 30, 2020. The decrease in income from operations was primarily due to the decrease in gross profit.

Other Income and Expenses

Interest expense for the three months ended September 30, 2021 increased by $23,232, from $258,438 in the three months ended September 30, 2020, to $281,670. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $16,377,758 as of September 30, 2021, as compared to $16,060,576 as of September 30, 2020.

Gain on derivative liability

The Company analyzed the warrants for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the three months ended September 30, 2021 was $1,938,873.

Net Loss

As a result and the factors discussed above, net income was $1,542,576 for the quarter ended September 30, 2021, representing an increase of $2,063,550, or 396.09%, from net loss of $520,974 for the quarter ended September 30, 2020.

Comparison of the nine months ended September 30, 2021 and 2020

Revenue for the nine months ended September 30, 2021 was $115,832,013, an increase of $47,368,438, or 69.19%, from $68,463,575 for the same period in the previous year.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2021 was $115,440,494, an increase of $48,043,574, or 71.28%, from $67,396,920 for the nine months ended September 30, 2020. This was mainly due to the increase in sales volume of CMP and offset printing paper and the increase in ASP of CMP, offset printing paper and tissue paper products. Total quantities of offset printing paper, CMP and tissue paper products sold during the nine months ended September 30, 2021 amounted to 216,303 tonnes, an increase of 57,659 tonnes, or 36.34%, compared to 158,644 tonnes sold during the nine months ended September 30, 2020. Total quantities of CMP and offset printing paper sold increased by 58,619 tonnes in the nine months of 2021 as compared to the same period of 2020. We sold 5,963 tonnes of tissue paper products in the nine months of 2021 as opposed to 6,923 tonnes in the same period of 2020.

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2021		September 30, 2020		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	156,080	$78,417,279	108,874	$42,647,898	47,206	$35,769,381	43.36%	83.87%
Light-Weight CMP	33,658	$16,436,588	30,384	$11,594,324	3,274	$4,842,264	10.78%	41.76%
Total CMP	189,738	$94,853,867	139,258	$54,242,222	50,480	$40,611,645	36.25%	74.87%
Offset Printing Paper	20,602	$14,095,393	12,463	$7,388,491	8,139	$6,706,902	65.31%	90.77%
Tissue Paper Products	5,963	$6,491,234	6,923	5,766,207	(960)	$725,027	-13.87%	12.57%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	216,303	$115,440,494	158,644	$67,396,920	57,659	$48,043,574	36.34%	71.28%

ASPs for our main products in the nine-month period ended September 30, 2021and 2020 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Nine Months Ended September 30, 2020	$593	$392	$382	$833
Nine Months Ended September 30, 2021	$684	$502	$488	$1089
Increase from comparable period in the previous year	$91	$110	$106	$256
Increase by percentage	15.35%	28.06%	27.75%	30.73%

Revenue of Face Mask

Revenue generated from selling face mask were $391,519 and $1,066,654 for the nine months ended September 30, 2021 and 2020. We sold 9,650 thousand pieces of face masks in the third quarter of 2021, as compared to 9,856 thousand pieces in the comparable period of 2020, a decrease of 206 thousand pieces, or 2.09%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the nine months ended September 30, 2021 was $108,825,403, an increase of $45,857,147, or 72.83%, from $62,968,256 for the nine months ended September 30, 2020. This was mainly a result of the increase in sales volume of CMP and offset printing paper and increase of material costs. Cost of sales for CMP was $89,766,509 for the nine months ended September 30, 2021, as compared to $49,838,234 in the same period of 2020. The increase in the cost of sales of $39,928,274 for CMP was mainly due to the increase in the quantities of regular CMP sold and the increase in cost of recycled paper board in the nine months of 2021. Average cost of sales per tonne for CMP increased by 32.12%, from $358 for the nine months ended September 30, 2020, to $473 in the same period of 2021.This is mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for offset printing paper was $11,633,414 for the nine months ended September 30, 2021, as compared to $5,932,881 in the same period of 2020. Average cost of sales per tonne of offset printing paper increased by 18.70%, from $476 for the nine months ended September 30, 2020, to $565 in the same period of 2021. The increase was mainly attributable to higher average unit purchase costs (net of applicable value added tax) of recycled white scrap paper. Cost of sales for tissue paper products was $7,425,480 for the nine months ended September 30, 2021, as compared to $7,197,141 in the same period of 2020. Average cost of sales per tonne of tissue paper products increased by 19.71%, from $1,040 for the nine months ended September 30, 2020, to $1,245 for the same period of 2021.

Changes in cost of sales and cost per tonne by product for the nine months ended September 30, 2021 and 2020 are summarized below:

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$74,522,911		$477	$39,545,909		$363	$34,977,002		$114	88.45%	31.40%
Light-Weight CMP	$15,243,598		$453	$10,292,325		$339	$4,951,273		$114	48.11%	33.63%
Total CMP	$89,766,509		$473	$49,838,234		$358	$39,928,275		$115	80.12%	32.12%
Offset Printing Paper	$11,633,414		$565	$5,932,881		$476	$5,700,533		$89	96.08%	18.70%
Tissue Paper Products	$7,425,480		$1,245	$7,197,141		$1,040	$228,339		$205	3.17%	19.71%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$108,825,403	$	n/a	$62,968,256	$	n/a	$45,857,147	$	n/a	72.83%	n/a%

Gross Profit

Gross profit for the nine months ended September 30, 2021 was $6,681,561 (5.77% of the total revenue), representing an increase of $1,724,899, or 34.80%, from the gross profit of $4,956,662 (7.24% of the total revenue) for the nine months ended September 30, 2020. The increase was mainly due to (i) the increase in quantities sold of CMP and offset printing paper and (ii) the increase of ASP of CMP, offset printing paper and tissue paper products, partially offset by the increase in material costs.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2021 was $6,615,092, an increase of $2,186,428, or 49.37%, from the gross profit of $4,428,664 for the nine months ended September 30, 2020. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 0.84 percentage points, from 6.57% for the nine months ended September 30, 2020, to 5.73% for the nine months ended September 30, 2021.

Gross profit margin for regular CMP for the nine months ended September 30, 2021 was 4.97%, or 2.30 percentage points lower, as compared to gross profit margin of 7.27% for the nine months ended September 30, 2020. Such decrease was primarily due to increase in unit cost of sales, partially offset by the increase in ASP of regular CMP.

Gross profit margin for light-weight CMP for the nine months ended September 30, 2021 was 7.26%, or 3.97 percentage points lower, as compared to gross profit margin of 11.23% for the nine months ended September 30, 2020. Such decrease was primarily due to the increase in unit cost of sales, partially offset by the increase in ASP of regular CMP.

Gross profit margin for offset printing paper was 17.47% for the nine months ended September 30, 2021, a decrease of 2.23 percentage points, as compared to 19.70% for the nine months ended September 30, 2020. Such decrease was mainly due to the increase of purchase price of recycled white scrap paper, partially offset by the increase in ASP of offset printing paper.

Gross profit margin for tissue paper products was -14.39% for the nine months ended September 30, 2021, an increase of 10.43 percentage points, as compared to -24.82% for the nine months ended September 30, 2020. The increase was mainly due to the increase in ASP of tissue base paper, partially offset by the increase in cost of tissue base paper.

Face Mask

Gross profit for face mask for the nine months ended September 30, 2021 was $66,469, representing a gross margin of 16.98% compared with a gross profit of $527,997, representing a gross margin of 49.50%, for the nine months ended September 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2021 were $7,172,495, a decrease of $1,272,861, or 15.07% from $8,445,356 for the nine months ended September 30, 2020. The decrease was mainly due to higher share based compensation and expenses in April 2020.

Loss from Operations

Operating loss for the nine months ended September 30, 2021 was $490,934, a decrease of loss of $2,997,760, or 85.93%, from $3,488,694 for the nine months ended September 30, 2020. The decrease was primarily due to the increase in gross profit and decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2021 increased by $99,878, from $744,592 for the nine months ended September 30, 2020, to $844,470. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $16,377,758 as of September 30, 2021, as compared to $16,060,576 as of September 30, 2020.

Gain on derivative liability

The Company analyzed warrants for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the nine months ended September 30, 2021 was $ 2,810,913.

Net Loss

As a result of the above, net loss was $3,249,528 for the nine months ended September 30, 2021, representing a decrease of loss of $687,764, or 17.47%, from $3,937,292 for nine months ended September 30, 2020.

Accounts Receivable

Net accounts receivable increased by $1,732,724, or 72.53%, to $4,121,781 as of September 30, 2021, as compared with $2,389,057 as of December 31, 2020. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 79.45% of total value of inventory as of September 30, 2021), semi-finished goods and finished goods. As of September 30, 2021, the recorded value of inventory increased by 517.72% to $7,621,405 from $1,233,801 as of December 31, 2020. As of September 30, 2021, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $4,869,733, approximately $4,850,274, or 24925.61%, higher than the balance as of December 31, 2020. Due to the volatility of recycled paper board price, a minimum level of inventory was maintained at the end of 2020.

A summary of changes in major inventory items is as follows:

	September 30,	December 31,
	2021	2020	$ Change	% Change
Raw Materials
Recycled paper board	$4,869,733	$19,459	4,850,274	24925.61%
Recycled white scrap paper	521,732	11,193	510,539	4561.23%
Tissue base paper	260,685	14,027	246,658	1758.45%
Gas	187,506	55,473	132,033	238.01%
Mask fabric and other raw materials	215,604	167,399	48,205	28.80%
Total Raw Materials	6,055,260	267,551	5,787,709	2163.22%

Semi-finished Goods	321,177	176,703	144,474	81.76%
Finished Goods	1,244,968	789,547	455,421	57.68%
Total inventory, gross	7,621,405	1,233,801	6,387,604	517.72%
Inventory reserve	-	-	-
Total inventory, net	$7,621,405	$1,233,801	6,387,604	517.72%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $154,579 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as original lease agreement.

Capital Expenditure Commitment as of September 30, 2021

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10. In connection with the PM10, the Company signed an agreement to purchase paper machine with a paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of September 30, 2021, we had approximately $4.3 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in the progress.

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

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $2,288,902 and $2,397,653 as of September 30, 2021 and December 31, 2020, respectively. The lease liability was $404,958 and $536,959, and its current portion in the amount of $206,606 and $182,852 as of September 30, 2021 and December 31, 2020, respectively.

Amortization of the Leased Equipment was $41,208 and $12,718 for the three months ended September 30, 2021 and 2020. Amortization of the Leased Equipment was $123,663 and $12,718 for the nine months ended September 30, 2021 and 2020. Total interest expenses for the sale-leaseback arrangement was $17,026 and $7,172 for the three months ended September 30, 2021 and 2020. Total interest expenses for the sale-leaseback arrangement was $56,376 and $7,172 for the nine months ended September 30, 2021 and 2020.

As a result of the sale and leaseback, a deferred gain in the amount of $288,922 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of September 30, 2021 was $26,575,582, an increase of $22,433,145, from $4,142,437 as of December 31, 2020. The increase of cash and cash equivalents for the nine months ended September 30, 2021 was attributable to a number of factors:

i. Net cash provided by (used in) operating activities

Net cash used in operating activities was $6,442,577 for the nine months ended September 30, 2021. The balance represented a decrease of cash of $8,812,064, or 371.90%, from $2,369,487 provided by operating activities for the nine months ended September 30, 2020. Net loss for the nine months ended September 30, 2021 was $3,249,528, representing a decrease of loss of $687,764, or 17.47%, from a net loss of $3,937,292 for the nine months ended September 30, 2020. Changes in various asset and liability account balances throughout the nine months ended September 30, 2021 also contributed to the net change in cash from operating activities in nine months ended September 30, 2021. Chief among such changes is the increase of accounts receivable in the amount of $1,742,594 (a decrease to net cash) during the nine months of 2021. There was also an increase of $6,396,066 in the ending inventory balance as of September 30, 2021 (a decrease to net cash for the nine months ended September 30, 2021 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $11,733,664. The Company also had a net increase of $6,918,816 in prepayment and other current assets (a decrease to net cash) and a net increase of $207,383 in other payables and accrued liabilities and related parties (a decrease to net cash), as well as an increase in income tax payable of $178,903 (an increase to net cash) during the nine months ended September 30, 2021.

ii. Net cash used in investing activities

We incurred $ 12,781,114 in net cash expenditures for investing activities during the nine months ended September 30, 2021, as compared to $ 2,571,949 for the same period of 2020. Payments in the nine months ended September 30, 2021 were mainly for the payments for the acquisition of lands of Hebei Tengsheng.

iii. Net cash provided by financing activities

Net cash provided by financing activities was proceeds from issuance of shares and warrants net of repayment of loans and lease obligation of $41,547,363 for the nine months ended September 30, 2021, as compared to net cash provided by financing activities in the amount of $2,241,043 for the nine months ended September 30, 2020.

Short-term bank loans

	September 30,	December 31,
	2021	2020
Industrial and Commercial Bank of China (“ICBC”)	$6,320,350	$6,435,348

Total short-term bank loans	$6,320,350	$6,435,348

On December 11, 2020, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,320,350 and $6,435,348 as of September 30, 2021 and December 31, 2020, respectively. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by December 7, 2021.

As of September 30, 2021, there were guaranteed short-term borrowings of $6,320,350 and unsecured bank loans of $nil. As of December 31, 2020, there were guaranteed short-term borrowings of $6,435,348 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three and nine months ended September 30, 2021 and 2020 were approximately 4.79%.

Long-term loans from credit union

As of September 30, 2021 and December 31, 2020, loans payable to Rural Credit Union of Xushui District, amounted to $9,652,450 and $9,594,017, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of September 30, 2021 and December 31, 2020, total outstanding loan balance was $1,326,055 and $1,318,028, respectively, Out of the total outstanding loan balance, current portion amounted were $246,708 and $214,563 as of September 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,079,347 and $11,103,465 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $1,313,720 and $2,349,796 as of September 30, 2021 and December 31, 2020, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of September 30, 2021 and December 31, 2020, the total outstanding loan balance was $3,854,813 and $3,831,476, respectively. Out of the total outstanding loan balance, current portion amounted were $416,320 and $337,169 as of September 30, 2021 and December 31, 2020 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $3,438,493 and $3,494,307 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. On March 22, 2021, the loan was renewed for additional one year and the repayments will be due on April 16, 2022. As of September 30, 2021 and December 31, 2020, the total outstanding loan balance was $2,467,080 and $2,452,145, respectively. Out of the total outstanding loan balance, current portion amounted were $2,467,080 and $2,452,145 as of September 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. On March 22, 2021, the loan was extended and the repayments will be due on August 18, 2022. As of September 30, 2021 and December 31, 2020, the total outstanding loan balance was $2,004,502 and $1,992,368, respectively. Out of the total outstanding loan balance, current portion amounted were $2,004,502 and $1,992,368 as of September 30, 2021 and December 31, 2020, respectively, which are presented as current liabilities in the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2021 and 2020 were $264,644 and $251,266, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2021 and 2020 were $788,094 and $737,420, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO, has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered into on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $395,248 and $392,855 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of September 30, 2021 and December 31, 2020, approximately $46,258 and $45,978 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered into an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from Mr. Zhenyong Liu an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance would be due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of September 30, 2021 and December 31, 2020, the outstanding interest was $211,918 and $210,635, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2021 and December 31, 2020, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the three and nine months ended September 30, 2021 and 2020. The accrued interest owing to Mr. Zhenyong Liu was approximately $653,424 and $649,468, as of September 30, 2021 and December 31, 2020, respectively, which was recorded in other payables and accrued liabilities.

As of September 30, 2021 and December 31, 2020, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended September 30, 2021 and 2020, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2021 and December 31, 2020 to translate the Chinese RMB to the U.S. Dollars are 6.4601:1 and 6.5249:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.4682:1 and 6.9931:1 for the three months ended September 30, 2021 and 2020, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,779,967 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Baoding Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Securities Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2021.

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

IT TECH PACKAGING, INC.

Date: November 10, 2021	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)