Form 10-K
period 2021-12-31
IT TECH PACKAGING, INC.
filed 2022-03-15
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2021 was approximately $44,007,387 based upon 93,632,739 shares of common stock held by non-affiliates and the closing price of the common stock of $0.47 on June 30, 2021.

As of March 15, 2022, there were 99,049,900 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

INTRODUCTION

All references to “we,” “us,” “our,” or similar terms used in this annual report refer to IT Tech Packaging, Inc., a Nevada corporation, including its wholly-owned subsidiaries, and, in the context of describing our operations and consolidated financial information, our variable interest entity in China, Hebei Baoding Dongfang Paper Milling Company Limited, or Dongfang Paper. “IT Tech Packaging” refers to IT Tech Packaging, Inc. “VIE” or “Dongfang Paper” refers to our variable interest entity in China. “BaodingShengde” or “PRC Subsidiary” refers to our PRC subsidiary, Baoding Shengde Paper Co., Ltd, a PRC company.

All references to “PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this annual report, Taiwan, Hong Kong and Macau; all references to “RMB” or “Renminbi” refer to the legal currency of China; all references to “US$,” “dollars,” “U.S. dollars” and “$” refer to the legal currency of the United States.

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income and our audited consolidated balance sheets as of December 31, 2021 and 2020.

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

ii

PART I

Item 1. Business

IT Tech Packaging, Inc. (the “Company” or “IT Tech Packaging”) is not an operating company but a Nevada holding company with operations primarily conducted by its subsidiary and variable interest entity, or VIE. We operated our business in China through our PRC subsidiary, Baoding Shengde Paper Co., Ltd. ( the “PRC Subsidiary” or “Baoding Shengde”) and Hebei Baoding Dongfang Paper Milling Company Limited (“Dongfang Paper”), which we refer to as our VIE in this annual report, and rely on contractual arrangements among our PRC subsidiary, the VIE and VIE’s shareholders to operate our business in China. Investors in our common stock should be aware that they may never directly hold equity interests in the Chinese operating entities, but rather purchasing equity solely in IT Tech Packaging Inc., our Nevada holding company, which does not directly own substantially all of our business in China conducted by our PRC Subsidiary and VIE.

Because of our corporate structure, we as well as the investors are subject to unique risks due to uncertainty of the interpretation and the application of the PRC laws and regulations, including but not limited to regulatory review of oversea listing of PRC companies through a special purpose vehicle. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard. We may also be subject to sanctions imposed by PRC regulatory agencies including Chinese Securities Regulatory Commission (“CSRC”) if we fail to comply with their rules and regulations. Although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry, if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future. For a description of relevant risks related to our corporate structure, see “Risk Factors – Risks Relating to Doing Business in China” and “Risk Factors – Risks Relating to Our Corporate Structure.”

Corporate History

IT Tech Packaging was incorporated in the State of Nevada on December 9, 2005, under the name “Carlateral, Inc.” Through the steps described below, we became the holding company with operations primarily conducted by our subsidiaries and our VIE, Dongfang Paper, a producer and distributor of paper products in China, on October 29, 2007. Effective on August 1, 2018, we changed our corporate name to IT Tech Packaging, Inc. The name change was effected through a parent/subsidiary short-form merger of IT Tech Packaging, Inc., our wholly-owned Nevada subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. In connection with the name change, our common stock began being traded under a new NYSE symbol, “ITP,” at such time.

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

Effective June 24, 2009, Baoding Shengde, Dongfang Paper and the original shareholders of Dongfang Paper entered into a number of contractual arrangements, as subsequently amended on February 10, 2010, pursuant to which Baoding Shengde acts as the management company for Dongfang Paper, and Dongfang Paper conducts the principal operations of the business. The contractual arrangements, as amended, effectively transferred the preponderance of the economic benefits of Dongfang Paper to Baoding Shengde, and as a result, Baoding Shengde assumed effective control and management over, is considered the primary beneficiary of Dongfang Paper for accounting purposes and we consolidate Dongfang Paper’s operating results in IT Tech Packaging’s financial statements under U.S. GAAP. The contractual arrangements, as amended, include the following:

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

The proxy agreement, entered into by and between Baoding Shengde, Dongfang Paper and the shareholders of Dongfang Paper, provides that the Dongfang Paper shareholders shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise his or her rights at any shareholder’s meeting of Dongfang Paper or with respect to any shareholder action to be taken in accordance with the laws and Dongfang Paper’s Articles of Association. The terms of the agreement are binding on the parties for as long as the Dongfang Paper shareholders continue to hold any equity interest in Dongfang Paper. AnDongfang Paper shareholder will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde.

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

The contractual agreements described above have not been tested in a court of law.

The following diagram sets forth the current corporate structure of IT Tech Packaging:

100% ownership

Controlled by contractual arrangements

Recent Regulatory Developments

On January 4, 2022, the Cyberspace Administration of China, or CAC, issued the revised Measures on Cyberspace Security Review (the “Revised Measures”), which has came into effect on February 15, 2022. Under the Revised Measures, any “network platform operator” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cyber security review.

We do not believe we are “network platform operator” who control over one million personal information as mentioned above; as such, we believe we are currently not be subject to the cyber security review by the CAC.  However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Relating to Doing Business in China — Our business may be subject to a variety of PRC laws and other obligations regarding cyber security and data protection.”

On July 6, 2021, the relevant PRC governmental authorities made public the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. As these opinions are recently issued, official guidance and related implementation rules have not been issued yet and the interpretation of these opinions remains unclear at this stage. See “Risk Factors — Risk Factors Relating to Doing Business in China — While the approval and/or other requirements of the CSRC or other PRC governmental authorities are currently not required, they may be required, in connection with our oversea listing under PRC rules, regulations or policies, and, if required, we cannot predict whether or how soon we will be able to obtain such approval.” As of the date of this annual report, we have not received any inquiry, notice, warning, or sanctions regarding listing abroad or offshore offering from the CSRC or any other PRC governmental authorities.

We believe that we are currently not required to obtain any permission or approval from the China Securities Regulatory Commission (“CSRC”) and Cyberspace Administration of China (“CAC”) in the PRC to issue securities to foreign investors. However, there is no guarantee that this will continue to be the case in the future in relation to any future offerings of our company or the continued listing of our company’s securities on the NYSE American, or even in the event such permission or approval is required and obtained, it will not be subsequently revoked or rescinded. If we do not receive or maintain the approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our securities, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

On December 24, 2021, CSRC issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Measures”), which are open for public comments by January 23, 2022. The Administration Provisions and Measures for overseas listings lay out specific requirements for filing documents and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. Domestic companies seeking to list abroad must carry out relevant security screening procedures if their businesses involve supervisions such as foreign investment security and cyber security reviews. Companies endangering national security are among those off-limits for overseas listings. According to Relevant Officials of the CSRC Answered Reporter Questions (“CSRC Answers”), after the Administration Provisions and Measures are implemented upon completion of public consultation and due legislative procedures, the CSRC will formulate and issue guidance for filing procedures to further specify the details of filing administration and ensure that market entities could refer to clear guidelines for filing, which means it will still take time to put the Administration Provisions and Measures into effect. As the Administration Provisions and Measures have not yet come into effect, we are currently unaffected by them. However, according to CSRC Answers, only new initial public offerings and refinancing by existing overseas listed Chinese companies will be required to go through the filing process; other existing overseas listed companies will be allowed a sufficient transition period to complete their filing procedure. However, it is uncertain when the Administration Provision and the Measures will take effect or if they will take effect as currently drafted.

On December 24, 2021, the Standing Committee of the National People’s Congress issued Law of the People’s Republic of China on the Prevention and Control of Noise Pollution(the “Prevention and Control of Noise Pollution”), which will be effected on June 5, 2022. According to the Prevention and Control of Noise Pollution, entities subject to pollutant discharge licensing management shall not emit industrial noise without a pollutant discharge permit and shall prevent and control noise pollution according to the requirements of the pollutant discharge permit.

Consolidation

We conduct substantially all of our business in China through Dongfang Paper, the VIE, due to PRC legal restrictions of foreign ownership in certain sectors. Substantially all of IT Tech Packaging’s revenues, costs and net income in China are directly or indirectly generated through the VIE. IT Tech Packaging, through its PRC Subsidiary, Baoding Shengde, has signed various agreements with the VIE and shareholders of the VIE to allow the transfer of economic benefits from the VIE to the PRC Subsidiary and to direct the activities of the VIE.

Total assets and liabilities presented on IT Tech Packaging’s consolidated balance sheets and revenue, expense, net income presented on consolidated statement of operations and comprehensive income as well as the cash flow from operating, investing and financing activities presented on the consolidated statement of cash flows are substantially the financial position, operation and cash flow of the VIE. The Company has not provided any financial support to the VIE for the fiscal years ended at December 31, 2020 and 2019. As of December 31, 2021, our variable interest entity accounted for an aggregate of 84.13% and 69.51%of our total assets and total liabilities. As of December 31, 2020, our variable interest entity accounted for an aggregate of 90.7% and 72.4%of our total assets and total liabilities. As of December 31, 2021 and 2020, $1,921,407 and $3,315,778 of cash and cash equivalents were denominated in RMB, respectively.

IT Tech Packaging and its directly owned subsidiary, Shengde Holding do not have any substantial assets or liabilities or result of operations. The following table sets forth the assets, liabilities, results of operations and changes in cash, cash equivalents of the VIE, which were included in the Company’s consolidated balance sheets and statements of comprehensive income and statements of cash flows with intercompany transactions eliminated:

	As of
	December 31,	December 31,
	2021	2020

Current assets	$33,444,699	$14,072,031
Total non-current assets	$169,766,341	$167,190,706
Total Assets	$203,211,040	$181,262,737
Total liabilities	$17,924,476	$17,950,224

	For the Fiscal Year Ended December 31,
	2021	2020

Net cash provided by operating activities	$25,058,780	$17,294,208
Net cash used in investing activities	$(25,071,372)	$(18,937,689)
Net cash used in financing activities	$(917,041)	$(218,505)

Cash Transfers and Dividend Distribution

IT Tech Packaging conducts its business operations in China through its Baoding Shengde, or the PRC Subsidiary and Dongfang Paper, the VIE. If needed, IT Tech Packaging can transfer cash to the PRC Subsidiary through loans and/or capital contributions, and the PRC Subsidiary can transfer cash to IT Tech Packaging through issuing dividends or other distributions. The PRC Subsidiary can transfer cash to the VIE through intercompany loans and capital contributions, and the VIE can transfer cash to the PRC Subsidiary as services fees under the VIE contractual arrangements. For the year ended December 31, 2021, the cash flows occurred between IT Tech Packaging, its subsidiaries and the VIE included i) funding through Shengde Holdings Inc. to Baoding Shengde, with an amount of $32,052,000 as capital contributions ii) Baoding Shengde payments to Heibei Tengsheng of $2,027,701 for purchase of products iii) Baoding Shengde loans to Dongfang Paper with total amount of $19,345,101 and iv) Dongfang Paper payments to Baoding Shengde of $5,016,446 for purchase of raw materials.

Current PRC regulations permit the PRC Subsidiary to pay dividends to its shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. The PRC Subsidiary is required to set aside 10% of its after-tax profits to fund a statutory reserve until such reserve reaches 50% of its registered capital if it distributes its after-tax profits for the current financial year. For details, see “Risk Factors — Risk Factors Relating to Doing Business in China — We may rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiary to make payments to us could have a material and adverse effect on our ability to conduct our business.” In addition, cash transfers from IT Tech Packaging are subject to applicable PRC laws and regulations on loans and direct investment. For details, see “Risk Factors — Risk Factors Relating to Doing Business in China — PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from making loans or additional capital contributions to our PRC Subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

In addition, the PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. IT Tech Packaging receives a significant portion of its revenues in Renminbi. Under IT Tech Packaging’s current corporate structure, IT Tech Packaging’s Nevada holding company may rely on dividend payments from the PRC Subsidiary to fund any cash and financing requirements it may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of the PRC Subsidiary and VIE to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to its shareholders. See “Risk Factors — Risk Factors Relating to Doing Business in China — Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment”. In order to secure the amounts owed under the VIE agreements, the VIE and its shareholders entered into a share pledge agreement with the PRC Subsidiary, pursuant to which if the VIE fails to pay the service fees to the PRC Subsidiary pursuant to the exclusive technical service and business consulting agreement or fails to perform their other obligations under the other management agreement, the PRC Subsidiary is entitled to dispose of the pledged equity interests in the VIE.

IT Tech Packaging declared and paid four quarterly cash dividends to its U.S. investors in April 2012 and November 2013. As of the date of this annual report, other than those cash dividends, none of IT Tech Packaging’s subsidiaries have ever issued any dividends or made other distributions to IT Tech Packaging or their respective holding companies nor has IT Tech Packaging or any of IT Tech Packaging’s subsidiaries ever paid dividends or made other distributions to U.S. investors. IT Tech Packaging currently intend to retain all future earnings to finance its operations and to expand its business. As a result, IT Tech Packaging does not expect to pay any cash dividends in the foreseeable future.

Holding Foreign Company Accountable Act

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act, or the HFCAA, if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) determines that it cannot inspect or investigate completely our auditor.

Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

Our auditor, WWC, P.C., Certified Public Accountants, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. WWC, P.C., Certified Public Accountants, is based in the United States and has been inspected by the PCAOB on a regular basis, with the last inspection in November 2021. WWC, P.C., Certified Public Accountants, is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities.

Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

See “Risk Factors—Risks Associated with Our Company— A recent joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the “PCAOB,” proposed rule changes submitted by Nasdaq, and the newly enacted “Holding Foreign Companies Accountable Act” all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to investing in our securities.”

Recent Business Developments

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

Tissue Paper Production Line

In July 2021, The Company announced that the Company’s tissue paper research and development center has received a Level B scale-above Certification as an industrial R&D enterprise institution in Hebei province after on-site inspection by regulators. The Company has also been granted twelve new utility patent certificates on paper manufacturing related equipment issued by the State Intellectual Property Office, including equipment testing, screening and filtering, and mixing.

Summary of Risk Factors

Investing in our securities involves significant risks and uncertainties. You should carefully consider all of the information in this prospectus before making an investment in our securities. Below please find a summary of the principal risks we face, organized under relevant headings. These risks are discussed more fully in the section titled “Risk Factors.”

Risks Relating to our Business

●	Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the COVID-19 outbreak.

●	Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

●	Dongfang Paper and Baoding Shengde’s failure to compete effectively may adversely affect our ability to generate revenue.

●	We may not be able to effectively control and manage our growth.

●	We, through our subsidiaries, may engage in future acquisitions that could dilute the ownership interests of our stockholders and cause us to incur debt and assume contingent liabilities.

●	We are responsible for the indemnification of our officers and directors.

●	We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

●	We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire these personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

●	Our operating results may fluctuate as a result of factors beyond our control.

●	We face risks related to product liability claims.

●	Our operating results also depend on the availability and pricing of energy and raw materials.

●	A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our net income.

●	Our certificates, permits, and licenses related to our papermaking operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

●	Compliance with environmental regulations is expensive, and noncompliance may result in adverse publicity and potentially significant monetary damages and fines or suspension of our business operations.

●	If we are unable to respond to pricing pressures, our business may be harmed.

●	If we fail to introduce enhancements to our existing products or to develop new products, our business and results of operations could be adversely affected.

●	We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

●	Our failure to protect our intellectual property rights may undermine our competitive position, and external infringements of our intellectual property rights may adversely affect our business.

●	We may be subject to intellectual property infringement claims or other allegations, which may materially and adversely affect our business, financial condition and prospects.

Risks Related To Doing Business in the PRC

●	The PRC government has significant oversight and discretion over the conduct of a PRC company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

●	Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

●	Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

●	The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.

●	A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

●	We may rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiary to make payments to us could have a material and adverse effect on our ability to conduct our business.

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of investors’ investment.

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from making loans or additional capital contributions to our PRC Subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

●	The fluctuation of the Renminbi may harm your investment.

●	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

●	While the approval and/or other requirements of the CSRC or other PRC governmental authorities are currently not required, they may be required, in connection with our oversea listing under PRC rules, regulations or policies, and, if required, we cannot predict whether or how soon we will be able to obtain such approval.

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for you to effect service of legal process, enforce your rights based on U.S. federal securities laws against us and our officers or to enforce U.S. court judgment against us or them in the PRC.

●	It may be difficult for overseas regulators to conduct investigation or collect evidence within China.

●	We may be required to broaden the coverage of the mandatory social security insurance programs under the Labor Law of the PRC.

●	The current tensions in international trade and rising political tensions, particularly between U.S. and China, may adversely impact our business, financial condition, and results of operations.

Risks Related to Our Corporate Structure

●	Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

●	Any failure by our consolidated VIE or their shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

●	In order to comply with PRC regulatory requirements, we operate our businesses through companies with which we have contractual relationships but in which we do not have controlling ownership.

●	Because we rely on the consulting services agreement with Dongfang Paper for essentially all of our revenue and cash flows, any difficulty for Dongfang Paper to pay consulting fees to Baoding Shengde under the consulting agreement may have a material adverse effect on our operations.

●	If the PRC government determines that the contractual agreements constituting part of our VIE structure do not comply with applicable PRC regulations, or if these regulations change or are interpreted differently in the future, we may be unable to assert our contractual rights over the assets of the VIE, and our common stock may decline in value.

●	The contractual arrangements under a VIE Structure may not be as effective as direct ownership in respect of our relationship with the VIE, and thus, we may incur substantial costs to enforce the terms of the arrangements, which we may not be able to enforce at all.

●	The shareholders of Dongfang Paper may have actual or potential conflicts of interests with us, which may adversely affect our business.

●	We may lose the ability to use and enjoy assets held by the VIE that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

●	Our arrangements with Dongfang Paper and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

●	We may lose the ability to use, or otherwise benefit from, the licenses, approvals and assets held by the VIE, which could severely disrupt our business, render us unable to conduct some of our business operations and constrain our growth.

●	The exercise of our option to purchase part or all of the equity interests in Dongfang Paper under the Call Option Agreement might be subject to approval by the PRC government. Our failure to obtain this approval may impair our ability to substantially control Dongfang Paper and could result in actions by Dongfang Paper that conflict with our interests.

Risks Related to Our Common Stock

●	The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to investing in our securities.

●	If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

●	If we become directly subject to the scrutiny involving U.S. listed Chinese companies, we may have to expend significant resources to investigate and/or defend the matter, which could harm our business operations, stock price and reputation.

●	Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

●	We may not continue to pay cash dividends and any return on investment may be limited to the value of our common stock.

●	Our common stock may be affected by limited trading volume and may fluctuate significantly.

●	Future financings may dilute stockholders or impair our financial condition.

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

Since we resumed business operations after the outbreak of COVID-19, the Company kept continuous attention on the development of the COVID-19 pandemic and reacted actively to its impact on the financial position and operating results of the Company. As of the date of the annual report, COVID-19’s adverse impacts on the company’s financial position and operating result as of December 31, 2021 were limited.

Our Business

We, through our subsidiaries and VIE, engage in production and distribution of three categories of paper products: corrugating medium paper, offset printing paper, tissue paper products and medical face masks in China.

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

Paper Making

The pulp is sieved to remove the excess water and molded into a specific size. The moisture content is further reduced by applying hydraulic pressure to the pulp. The pulp then enters the drying section where it is rolled over by heated cylinders. The dried paper is then coated with a mixture of clay, white pigment and binder to produce a surface on which ink can sit without being fully absorbed, enabling crisper, and more consistent print quality.

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

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM6”) production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2021, corrugating medium paper comprised approximately 88.76% of our total paper production quantities and roughly 83.61% of our total revenue. Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of a renovated PM1 production line. The renovated PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used as a construction material for wall and floor insulation or to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging that requires light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry. Offset printing paper comprised approximately 8.21% of our total paper production quantities and approximately 10.61% of our total sales revenue for the year ended December 31, 2021. Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018 and November 2019, we completed the construction, installation and test of operation of PM8 and PM9, respectively, and commercially launched tissue paper production of PM8 and PM9 at such time. On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run. Tissue paper products comprised approximately 3.01% of our total paper production quantities and approximately 5.45% of our total sales revenue for the year ended December 31, 2021.

Face Masks

On April 29, 2020, we launched a production line of non-medical single-use face masks, following the completion of raw materials preparation, trial run of the equipment and the sample products inspection. In January 2021, the Company announced it has submitted an application for the license for its new single-use surgical masks from local food and drug administration in Hebei province, and began commercial production in November 2021.

Market for our Products

The PRC Paper Making Industry

According to the 2020China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 2,500 paper and paper board manufacturers (down from 2,700 in 2019) in China, with a total output of 112.60 million tonnes, up by 4.60% from 107.65 million tonnes in 2019. Total domestic consumption was 118.27 million tonnes in 2020, up by 10.49% from 107.04 million tonnes in 2019.

The output of paper and paper board maintained an average growth rate of approximately 1.41% during the ten-year period from 2011to 2020, while consumption increased at an average annual rate of 2.17%. The growth is expected to continue. It is estimated that China currently has the largest paper and paper board products output and consumption in the world. (Data source: 2020 Annual Report of China Paper Manufacturing, April 2021, China Paper Association)

Data source: 2020 Annual Report of China’s Paper Industry, April2021, China Paper Association

Corrugating medium paper production in China totaled 23.90 million tonnes in 2020, a 7.66% increase from 2019. Consumption of corrugating medium paper in China amounted to 27.76 million tonnes in 2020, an increase of 16.93% as compared to 2019.

Uncoated offset printing paper production in China totaled 17.30million tonnes in 2020, a 2.81% decrease from 2019. Consumption of uncoated offset printing paper in China amounted to 17.83million tonnes in 2020, an increase of 1.94% as compared to 2019.

The paper making industry in China is concentrated in the east coast provinces. The largest paper production capacities by province for 2019and 2020(the most recent year for which relevant information is available) are summarized in the table below. The three provinces with largest capacities showed moderate increases in paper production capacities; provinces with smaller capacities, such as, Chongqing, Hebei and Anhui, showed noticeable increases as well.

Province	2020Capacity (10k tonnes)	2019 Capacity (10k tonnes)	% Change
Guangdong	2,012	1,864	7.94
Shandong	1,920	1,830	4.92
Jiangsu	1,402	1,312	6.86
Zhejiang	1,149	1,429	(19.59)

Fujian	777	784	(0.89)
Henan	532	498	6.83
Hubei	427	355	20.28
Chongqing	352	301	16.94
Anhui	321	325	(1.23)

Hebei	317	240	32.08

Data Sources: 2020Annual Report of China’s Paper Industry, April 2021, China Paper Association

Customers

We generally sell our corrugating medium paper to companies making corrugating cardboards and offset printing paper to printing companies. Our largest customer is a packaging company in Shandong Province. Our total corrugating medium and offset printing paper revenue in 2021 was primarily derived from customers in Tianjin City, Hebei Province and Shandong Province.

For the year ended December 31, 2021, five major customers who individually accounted for more than 5% of our total sales revenue are as follows:

	2021
	Sales Amount
	(USD$, net of	% of
	applicable	Total
	VAT)	Revenue
Company A (Shandong)	9,506,562	5.91%
Company B (Hebei)	9,243,355	5.75%
Company C (Hebei)	8,946,350	5.57%
Company D (Tianjin)	8,748,984	5.44%
Company E(Tianjin)	8,394,246	5.22%
Total Major Customers	44,857,517	27.89%

Eight of our top-ten customers of 2021are also in the top-ten customer list in 2020, representing 79.36% of the 2020top-ten customer sales.

Target Market

We target corporate customers in the middle range of the marketplace, where, with solid quality and competitive pricing, we see potential for high volume growth for corrugating medium paper and offset printing paper. Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2021, we had six PM production lines in operation and are in the process of launching one more that are designated as PM7. These production lines include the followings:

		Designed
	Paper Product	Capacity
PM#	Produced	(tonnes/year)	Owned by	Operated by	Status as of December 31, 2021
PM1	Corrugating Medium Paper	60,000	Dongfang Paper	Dongfang Paper	In production
PM2	Offset Printing Paper	50,000	Dongfang Paper	Dongfang Paper	In production
PM3	Offset Printing Paper	40,000	Dongfang Paper	Dongfang Paper	In production
PM4	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM5	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM6	Corrugating Medium Paper	360,000	Baoding Shengde	Dongfang Paper***	In production
PM7*	Specialty paper	10,000	Dongfang Paper	Dongfang Paper	Under renovation and preparing for launch by the end of 2021
PM8	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production
PM9	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production.
PM10	Tissue paper	20,000	Dongfang Paper	Dongfang Paper	In construction

*:	Paper machines under renovation, under construction, or in the planning stage.

***:	PM6 is funded and owned by Baoding Shengde; ancillary facilities that support the PM6 operation are built and owned by Dongfang Paper.

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

We sign annual raw materials supplier contracts with our suppliers. Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials. For the year ended December 31, 2021, we had two large suppliers which accounted for approximately 78% and 11% of our total purchases, respectively.

For the year ended December 31, 2021, two major suppliers who individually accounted for more than 5% of our total purchase are as follows:

	2021
	Purchase
	Amount
	(USD$, net of	% of
	applicable	Total
	VAT)	Purchase
Company A (Baoding)	117,370,593	78%
Company B (Baoding)	17,100,630	11%
Total Major Suppliers	134,471,223	89%

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

Nine Dragons Paper (Holdings) Limited (“ND Paper”), based in Guangdong Province (located in southern China), is the largest paper manufacturer in China and primarily produces craft paper and high-strength corrugating medium paper with annual capacity of 13 million tonnes. ND Paper has reported that it has five production lines in the city of Tianjin with a total designed capacity of 2.15 million tonnes, producing products such as craft paper, high strength corrugating medium paper and grey-back duplex board.

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

The Company has also been granted twelve new utility patent certificates on paper manufacturing related equipment issued by the State Intellectual Property Office, including equipment testing, screening and filtering, and mixing.

Certificate No.	Description	Registrant	Valid Term
13762076	The utility model relates to a pulp mixing device	Hebei Tengsheng	July23, 2021 through July23, 2031
13751681	The invention relates to a product processing and cutting device	Hebei Tengsheng	July23, 2021 through July23, 2031
14357355	The utility model relates to a packaging equipment for pulp waste	Hebei Tengsheng	October 8, 2021 through October 8, 2031

14248265	The utility model relates to a pulp crushing device	Hebei Tengsheng	Sep. 24, 2021 through Sep. 24, 2031
14254625	The utility model relates to a pulp screening and separation device		Sep. 24, 2021 through Sep. 24, 2031
Hebei Tengsheng
14260129	The utility model relates to a pulp raw material processing device	Hebei Tengsheng	Sep. 24, 2021 through Sep. 24, 2031
14258926	The utility model relates to a forming tool for paper pulp products	Hebei Tengsheng	Sep. 24, 2021 through Sep. 24, 2031
14250092	The utility model relates to a material mixing device for paper processing	Hebei Tengsheng	Sep. 24, 2021 through Sep. 24, 2031
13477825	The invention relates to a pulp concentration detecting device	Hebei Tengsheng	June 22, 2021 through June 22, 2031
14051723	The utility model relates to a recycling device for edge material used in paper processing	Hebei Tengsheng	August 27, 2021 through August 27, 2031
13893004	The utility model relates to a pulp filter dehydration device	Hebei Tengsheng	August 6, 2020 through August 6, 2031
13874156	The utility model relates to a storage rack for raw material used in paper processing	Hebei Tengsheng	August 6, 2020 through August 6, 2031

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

Human Capital Resources

Employee Profiles

As of December 31, 2021, we have approximately 366full time employees, all of whom were based in PRC. As of December 31, 2021, approximately 23.0% of our current workforce is female and 77.0% male. These employees are organized into a labor union under the labor laws of the PRC and have collective bargain power against us. We generally maintain good relations with our employees and the labor union.

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

Executive Officers

For information regarding our executive officers as of March 15, 2022, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

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

While we have resumed business operations, there remain significant uncertainties surrounding the COVID-19 outbreak and its further development as a global pandemic. Hence, the extent of the business disruption and the related impact on our financial results and outlook for 2021 cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the corona virus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the total impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally.

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

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. On January 24, 2021, the State Council issued Regulations on the Administration of Pollutant Discharge Permits, which has effected on March 1, 2022.Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. The PRC government has the authority to shut down a company’s operations for its failure to maintain a valid permit. We renewed our Pollution Discharge Permit in June 2020. Our latest permit is effective from June 28, 2020 through June 27, 2025. Pollution discharge Permit for Hebei Tengsheng was effective from August 10, 2021 through August 9, 2026. An application to renew will be filed by us with the local environment protection agency before the expiration.

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

 Risks Related To Doing Business in the PRC

The PRC government has significant oversight and discretion over the conduct of a PRC company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

The PRC government may intervene or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in China-based companies. Any such action, once taken by the PRC government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cyber security reviews, and expanding the efforts in anti-monopoly enforcement. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

Our business may be subject to a variety of PRC laws and other obligations regarding cyber security and data protection.

Our business may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cyber security Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cyber security review by the Cyberspace Administration of China (“CAC”). Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

On April 13, 2020, twelve Chinese government agencies jointly promulgated the Measures for Cyber security Review (2020 version) (“Old Measures”), which became effective on June 1, 2020, set forth the cyber security review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators (“CIIOs”) who intend to procure network products and services that affect or may affect national security shall be subject to a cyber security review. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect in September 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security. Moreover, the CAC issued the Measures of Cyber security Review (Revised Draft for Comments) on July 10, 2021, which requires operators with personal information of more than one million users who want to list abroad to file a cyber security review with the CAC.  Furthermore, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cyber security and data privacy protection.

The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, PRC Cyber security Law and any other cyber security and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cyber security Review mandates clearance of cyber security review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

On January 4, 2022, the CAC issued the revised Measures on Cyberspace Security Review (the “Revised Measures”)that has came into effect on February 15, 2022, which required that, among others, in addition to “operator of critical information infrastructure,” any “network platform operator data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cyber security review. We do not believe we are among the “operator of critical information infrastructure” or “network platform operator data processor” who control over one million personal information as mentioned above; however, the definition of “network platform operator” is unclear. The revised draft of the Measures for Cyber security Review is in the process of being formulated and it is also unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities. The Revised Measures also establish a Cyber security Review Office (the “CRO”), an administrative body within the CAC, to formulate the regulations for cyber security review and to lead the cyber security review process. Applicable CIIOs and NP operators are required to submit an application to the CRO, and the CRO will assess whether a cyber security review is required.

As these laws, opinions and the measures were recently issued, official guidance and interpretation of these remain unclear in several respects at this time, and the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws, opinions and the measures. Therefore, it is uncertain whether the future regulatory changes would impose additional restrictions on our business.

We believe that we are currently not be subject to the cyber security review by the CAC, given the factors discussed above. However, there remains uncertainty as to how the Revised Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Revised Measures. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do. In the event that we are subject to any mandatory cyber security review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Our business operations, financial condition, results of operations and prospects may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the middle of the 20th century and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1978. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, including the paper industry, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. The PRC’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, the enforcement and performance of our contractual arrangements with our VIE, Dongfang Paper, and its shareholders, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. Our major operating entity, Dongfang Paper, conducts its operations in China, and as a result, we are required to comply with PRC laws and regulations. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. If the relevant authorities find that we are in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. In 2021, China’s Gross Domestic Product (“GDP”) growth rate was 8.1% as compared to 2.3% in 2020. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

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

 We may rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiary to make payments to us could have a material and adverse effect on our ability to conduct our business.

IT Tech Packaging Inc. is a Nevada holding company and conducts all of its business through its operating subsidiaries and the VIE. IT Tech Packaging Inc. relies principally on dividends and other distributions on equity from our PRC Subsidiary for cash requirements, including for services of any debt IT Tech Packaging Inc. may incur.

Our PRC Subsidiary’s ability to distribute dividends is based upon its distributable earnings. Current PRC regulations permit our PRC Subsidiary to pay dividends to its shareholders only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. If our PRC Subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC Subsidiary to distribute dividends or other payments to its shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated.

Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of investors’ investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive a significant portion of our revenues in Renminbi. Under our current corporate structure, our Nevada holding company may rely on dividend payments from our PRC Subsidiary to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiary in China may be used to pay dividends to our Nevada holding company.

However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiary and VIE to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

The PRC government has imposed more restrictive foreign exchange policies and stepped up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders of our common stock.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from making loans or additional capital contributions to our PRC Subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any funds IT Tech Packaging Inc. transfers to its PRC Subsidiary, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign invested enterprises, or FIEs, in China, capital contributions to our PRC Subsidiary are subject to the approval of or report investment information to the MOFCOM or their respective local branches and registration with a local bank authorized by the SAFE. In addition, any foreign loan procured by our PRC Subsidiary cannot exceed statutory limits and is required to be registered with SAFE or its local branches. Any medium or long-term loan to be provided by IT Tech Packaging Inc. to the VIE must be registered with the National Development and Reform Commission, or NDRC, and the SAFE or its local branches. We may not be able to complete such registrations on a timely basis, with respect to future capital contributions or foreign loans by IT Tech Packaging Inc. to its PRC Subsidiary. If we fail to complete such registrations, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand business.

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect on June 1, 2015. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to fund the establishment of new entities in China by the VIE, to invest in or acquire any other PRC companies through our PRC Subsidiary, or to establish new consolidated VIE in China, which may adversely affect our business, financial condition and results of operations.

On October 23, 2019, the SAFE promulgated the Notice of the State Administration of Foreign Exchange on Further Promoting the Convenience of Cross-border Trade and Investment, or the SAFE Circular 28, which, among other things, allows all foreign-invested companies to use Renminbi converted from foreign currency-denominated capital for equity investments in China, as long as the equity investment is genuine, does not violate applicable laws, and complies with the negative list on foreign investment. However, since the SAFE Circular 28 is newly promulgated, it is unclear how SAFE and competent banks will carry this out in practice.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by IT Tech Packaging to its PRC Subsidiary or with respect to future capital contributions by IT Tech Packaging Inc. to its PRC Subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2021, $1 is converted into 6.3757Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Dongfang Paper’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus, if we raise 1,000,000 U.S. dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,544,087 as opposed to RMB 6,375,700 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus, if Dongfang Paper has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $136,387 as opposed to $156,846 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in an approximately 2.44% appreciation of the Renminbi against the U.S. dollar as of December 31, 2021. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant depreciation of the Renminbi against the U.S. dollar.

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

While the approval and/or other requirements of the CSRC or other PRC governmental authorities are currently not required, they may be required, in connection with our oversea listing under PRC rules, regulations or policies, and, if required, we cannot predict whether or how soon we will be able to obtain such approval.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission (“CSRC”), promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), which became effective on September 8, 2006 and then was further amended on June 22, 2009. This regulation, among other things, has certain provisions that purport to require offshore SPVs formed for the purpose of listing and controlled by PRC individuals or companies, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

In addition, the PRC government authorities may strengthen oversight over offerings that are conducted overseas. For instance, on July 6, 2021, the relevant PRC governmental authorities promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, which emphasized the need to strengthen the supervision over overseas listings by PRC companies. Effective measures, such as promoting the construction of relevant regulatory systems, are to be taken to deal with the risks and incidents of China-based overseas-listed companies, cyber security and data privacy protection requirements and similar matters. The Measures for Cyber security Review issued by the CAC on January 4, 2022 also required that, among others, “critical information infrastructure” or internet platform operator holding over one million users’ personal information to apply for a cyber security review before any listing at a foreign country. These statements and regulations are recently issued and there remain substantial uncertainties about their interpretation and implementation.

On December 24, 2021, CSRC issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Measures”), which are open for public comments by January 23, 2022. The Administration Provisions and Measures for overseas listings lay out specific requirements for filing documents and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. Domestic companies seeking to list abroad must carry out relevant security screening procedures if their businesses involve supervisions such as foreign investment security and cyber security reviews. Companies endangering national security are among those off-limits for overseas listings. According to Relevant Officials of the CSRC Answered Reporter Questions (“CSRC Answers”), after the Administration Provisions and Measures are implemented upon completion of public consultation and due legislative procedures, the CSRC will formulate and issue guidance for filing procedures to further specify the details of filing administration and ensure that market entities could refer to clear guidelines for filing, which means it will still take time to put the Administration Provisions and Measures into effect. As the Administration Provisions and Measures have not yet come into effect, we are currently unaffected by them. However, according to CSRC Answers, only new initial public offerings and refinancing by existing overseas listed Chinese companies will be required to go through the filing process; other existing overseas listed companies will be allowed a sufficient transition period to complete their filing procedure. However, it is uncertain when the Administration Provision and the Measures will take effect or if they will take effect as currently drafted.

We believe that, as of the date of this annual report, we are not required to obtain any permission from PRC authorities to operate and issue securities to foreign investors, including permissions from the CSRC or CAC. However, there is no guarantee that this will continue to be the case in the future in connection with the listing or continued listing of our securities on NYSE American, or even in the event such permission or approval is required and obtained, the approval could be subsequently revoked or rescinded. Any failure to obtain or a delay in obtaining the necessary permissions from the PRC authorities to conduct offerings or listing outside of China may subject us to sanctions imposed by the PRC regulatory authorities. If we do not receive or maintain the approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our company’s securities, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to our operations from the CSRC, CAC or any other PRC governmental authorities, and our PRC Subsidiary and the VIE have obtained all requisite permissions from PRC governmental authorities to operate our business as currently conducted under relevant PRC laws and regulations and no permissions have been denied by governmental authorities.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Among other things, the M&A Rules established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. Such regulation requires, among other things, that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, issued by the State Council in 2008, are triggered. Moreover, the Anti-Monopoly Law requires that the anti-monopoly law enforcement authority shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the State Council that became effective in March 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the Ministry of Commerce, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement.

In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by our investors in protecting their interests.

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

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Special Administrative Measures for Market Access of Foreign Investment (Negative List), which was approved by the CPC Central Committee and the State Council and issued by the State Development and Reform Commission and the Ministry of Commerce with an effective date of July 30, 2019and renew on January 1, 2022. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over our consolidated VIEs through contractual arrangements are deemed as foreign investment in the future, and any business of our consolidated VIEs is considered “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over our consolidated VIEs may be deemed as invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operation.

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

We are a holding company and currently conduct business through Dongfang Paper in China. As a result, we rely on payments from the consulting services agreement which forms a part of the contractual arrangements between Baoding Shengde and Dongfang Paper. Since Baoding Shengde is not a legal shareholder of Dongfang Paper under PRC statutes, the arrangement for Dongfang Paper to pay a substantial portion of its net income to Baoding Shengde may be challenged by the PRC government, which could prevent us from receiving required funds or making required payments to some of our service providers.

If the PRC government determines that the contractual agreements constituting part of our VIE structure do not comply with applicable PRC regulations , or if these regulations change or are interpreted differently in the future, we may be unable to assert our contractual rights over the assets of the VIE, and our common stock may decline in value.

Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to variable interest entities. There are currently no relevant laws or regulations in the PRC that prohibit companies whose entity interests are within the PRC from listing on overseas stock exchanges. Although we believe that our corporate structure and contractual arrangements comply with current applicable PRC laws and regulations, in the event that PRC government determines that the contractual arrangements constituting part of our VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, we may be unable to assert our contractual rights over the assets of the VIE, and our common stock may decline in value or be worthless. Additionally, our common stock may decline in value or become worthless if we are unable to assert our contractual control rights over the assets of our PRC Subsidiary that conducts all or substantially all of our business operations.

The contractual arrangements under a VIE Structure may not be as effective as direct ownership in respect of our relationship with the VIE, and thus, we may incur substantial costs to enforce the terms of the arrangements, which we may not be able to enforce at all.

The contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE. For example, the VIE and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of the VIE, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of the VIE, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the VIE Agreements, we rely on the performance by the VIE and its shareholders of their obligations under the contracts to exercise control over the VIE. The shareholders of the consolidated VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the contractual arrangements with the VIE.

If the VIE or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. For example, if the shareholders of the VIE refuse to transfer their equity interest in the VIE to us or our designee if we exercise the purchase option pursuant to the contractual arrangements, or if they otherwise act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if any third parties claim any interest in such shareholders’ equity interests in the VIE, our ability to exercise shareholders’ rights or foreclose the share pledge according to the contractual arrangements may be impaired. If these or other disputes between the shareholders of the VIE and third parties were to impair our relationship with the VIE, our ability to consolidate the financial results of the VIE would be affected, which would in turn result in a material adverse effect on the business, operations and financial condition.

The shareholders of Dongfang Paper may have actual or potential conflicts of interests with us, which may adversely affect our business.

As of the date of this annual report, we are not aware of any conflicts between the shareholders of the VIE and IT Tech Packaging. However, the shareholders of Dongfang Paper, the VIE, may have actual or potential conflicts of interest with IT Tech Packaging in the future. These shareholders may refuse to sign or breach, or cause the VIE to breach, or refuse to renew, the existing contractual arrangements IT Tech Packaging has with them and the VIE, which would have a material and adverse effect on IT Tech Packaging’ ability to effectively control the VIE and receive economic benefits from them. For example, the shareholders may be able to cause IT Tech’ agreements with the VIE to be performed in a manner adverse to IT Tech Packaging by, among other things, failing to remit payments due under the contractual arrangements to IT Tech Packaging on a timely basis. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of IT Tech Packagingor such conflicts will be resolved in IT Tech Packaging’s favor. Currently, IT Tech Packaging does not have any arrangements to address potential conflicts of interest between these shareholders and IT Tech Packaging. If we cannot resolve any conflict of interest or dispute between IT Tech Packaging and these shareholders, IT Tech Packaging would have to rely on legal proceedings, which could result in disruption of IT Tech Packaging’s business and subject IT Tech Packaging to substantial uncertainty as to the outcome of any such legal proceedings.

Our Chairman, Chief Executive Officer and 5.4% shareholder, Zhenyong Liu, owns 93.39% of the equity interest in Dongfang Paper. Conflicts of interests between his duties to IT Tech and to Dongfang Paper may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of IT Tech or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

We may lose the ability to use and enjoy assets held by the VIE that are material to the operation of its business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

As part of our contractual arrangements with the VIE, the entity holds certain assets that are material to the operation of our business, including permits, domain names and IP rights. If the VIE goes bankrupt and all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of its business activities, which could adversely affect our business, financial condition and results of operations. Under the contractual arrangements, the VIE may not, in any manner, sell, transfer, mortgage or dispose of its assets or legal or beneficial interests in the business without our prior consent. If the VIE undergoes a voluntary or involuntary liquidation proceeding, the independent third party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could adversely affect our business, financial condition and results of operations.

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

We may lose the ability to use, or otherwise benefit from, the licenses, approvals and assets held by the VIE, which could severely disrupt our business, render us unable to conduct some of our business operations and constrain our growth.

IT Tech Packaging relies on contractual arrangements with the VIE to use, or otherwise benefit from, certain foreign restricted licenses and permits that it needs or may need in the future as its business continues to expand. The contractual arrangements contain terms that specifically obligate the VIE’s shareholders to ensure the valid existence of the VIE and restrict the disposal of material assets of the VIE. However, in the event the VIE’s shareholders breach the terms of these contractual arrangements and voluntarily liquidate the VIE, or the VIE declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or is otherwise disposed of without IT Tech’s consent, IT Tech may be unable to conduct its business operations or otherwise benefit from the assets held by the VIE, which could have an adverse effect on IT Tech’s business, financial condition and results of operations. Furthermore, if the VIE undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of the assets of the VIE, thereby hindering IT Tech’s ability to operate its business.

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

Risks Related to Our Common Stock

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to investing in our securities.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply a minimum offering size requirement for companies primarily operating in a “Restrictive Market,” (ii) adopt a new requirement relating to the qualification of management or the board of directors for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditor. We are very likely to be deemed as a company primarily operating in a Restrictive Market under such proposed rules of Nasdaq. Therefore, Nasdaq might apply the additional and more stringent criteria for our initial and continued listing, which might cause delay or even denial of our listing application.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, or HFCAA, requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Senate passed Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two.

On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong.. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors’ audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate.

Our auditor, WWC, P.C., Certified Public Accountants, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. WWC, P.C., Certified Public Accountants, is based in the United States and has been inspected by the PCAOB on a regular basis, with the last inspection in November 2021. WWC, P.C., Certified Public Accountants, is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the determinations announced by the PCAOB on December 16, 2021. Should the PCAOB be unable to fully conduct inspection of our auditor’s work papers in China, it will make it difficult to evaluate the effectiveness of our auditor’s audit procedures or equity control procedures. Investors may consequently lose confidence in our reported financial information and procedures or quality of the financial statements, which would adversely affect us and our securities. Moreover, if trading in our securities is prohibited under the HFCAA in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, an exchange may determine to delist our securities.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2021, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

As of March 1, 2021, there were 96,968,400 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 4.7% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 4.7% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE American.

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

Our common stock is traded on the NYSE American. Although a trading market has developed for our common stock, there can be no assurance that the trading market for our common stock will be sustained. Failure to maintain a trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

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

The land of the second production base (the “Xingtai Paper Mill”), comprising 300 mu, or approximately 50 acres, of land, is owned by Hebei Tengsheng Paper Co., Ltd., a limited liability company organized under the laws of the PRC. (“Hebei Tengsheng”). On June 25, 2019, Dongfang Paper entered into an acquisition agreement with the shareholder of Hebei Tengsheng Paper Co., Ltd., pursuant to which Dongfang Paper agreed to acquire Hebei Tengsheng for the consideration in the amount of RMB 320 million (approximately $45 million) which was fully paid on February 23, 2022.

The office building and essentially all industrial-use buildings at our headquarters (the “Industrial Buildings”) are leased to us by a third party, Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), for a term of up to three years starting August 2013, with an annual rental payment of approximately $155,101 (RMB1,000,000). The lease agreement expired in August 2016. On August 9, 2016 and August 6, 2018, the Company entered into a supplementary agreement with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022, with the same rental payment as original lease agreement.”

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

As of December 31, 2021, our facilities include a total of nine production lines, among which PM7 is currently idle and under renovation, and each PM4 and PM5 (both for digital photo paper) has been suspended, nine warehouses, two office buildings, two cafeterias, and five dormitories.

Item 3. Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

IT Tech Packaging’s common stock is traded on the NYSE American under the symbol “ITP”.

Holders

As of March 15, 2022, we had approximately 9,000 shareholders of record of our common stock.

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

All shares of common stock under the 2015 and 2019 ISPs, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2021, have been issued.

2021 Incentive Stock Plan

On November 12, 2021, the Company’s Annual General Meeting adopted and approved the 2021 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc.(the”2021 Plan”).Under the 2021 ISP, the Company has reserved a total of 1,500,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this annual report.

Results of Operations

Revenue for the year ended December 31, 2021 was $160,881,720, representing an increase of $59,938,451, or 59.38%, from $100,943,269 for the previous year. This was mainly due to the increase in sales volume of corrugating medium paper (“CMP”) and offset printing paper and increase in average selling prices (“ASP”) of CMP, offset printing paper and tissue paper products, partially offset by the decrease in sales volume of tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the year ended December 31, 2021 was $160,343,920, an increase of $60,502,595, or 60.60%, from $99,841,325 for the year ended December 31, 2020. This was mainly due to the increase in sales volume of Regular CMP, Light-Weight CMP and offset printing paper and the increase in ASP of CMP, offset printing paper and tissue paper products, partially offset by the decrease in sales volume of tissue paper products.

Total quantities of offset printing paper, CMP and tissue paper products sold during the year ended December 31, 2021 amounted to 292,459 tonnes, an increase of 65,128 tonnes, or 28.65%, compared to 227,331 tonnes sold during the year ended December 31, 2020. Total quantities of CMP and offset printing paper sold increased by 66,961 tonnes in the year of 2021 as compared to 2020. The changes in revenue and quantity sold for the year ended December 31, 2021 and 2020 are summarized as follows:

	Year Ended		Year Ended				Percentage
	December 31, 2021		December 31, 2020		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	213,490	$111,079,432	154,084	$62,324,519	59,406	$48,754,913	38.55%	78.23%
Light-Weight CMP	46,201	$23,432,323	42,801	$16,836,407	3,400	$6,595,916	7.94%	39.18%
Total CMP	259,691	$134,511,755	196,885	$79,160,926	62,806	$55,350,829	31.90%	69.92%
Offset Printing Paper	24,513	$17,062,564	20,358	$12,265,746	4,155	$4,796,818	20.41%	39.11%
Tissue Paper Products	8,255	$8,769,601	10,088	8,414,653	(1,833)	$354,948	-18.17%	4.22%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	292,459	$160,343,920	227,331	$99,841,325	65,128	$60,502,595	28.65%	60.60%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended December 31, 2021, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2021 and 2020 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Year Ended December 31, 2020	$603	$404	$393	$834
Year Ended December 31, 2021	$696	$520	$507	$1062
Increase from comparable period in the previous year	$93	$116	$114	$228
Increase by percentage	15.42%	28.71%	29.01%	27.34%

The following is a chart showing the month-by-month ASPs for the 24 month period ended December 31, 2021:

Corrugating Medium Paper

Revenue from CMP amounted to $134,511,755 (83.89% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2021, representing an increase of $55,350,829, or 69.92%, from $79,160,926 during 2020.

We sold 259,691 tonnes of CMP in the year ended December 31, 2021 as compared to 196,885 tonnes in the year ended December 31, 2020, representing a 31.90% increase in quantity sold.

ASP for regular CMP increased from $404/tonne in 2020 to $520/tonne in 2021, representing a 28.71% increase. ASP in RMB for regular CMP in 2020 and 2021 was RMB2,789 and RMB3,355, respectively, representing a 20.29% increase. The quantity of regular CMP sold increased by 59,406 tonnes, from 154,084 tonnes in 2020 to 213,490 tonnes in 2021.

ASP for light-weight CMP increased from $393/tonne in 2020 to $507/tonne in 2021, representing a $29.01% increase. ASP in RMB for light-weight CMP in 2020 and 2021 was RMB2,712 and RMB3,270, respectively, representing a 20.58% increase. The quantity of light-weight CMP sold increased by 3,400 tonnes, from 42,801 tonnes in 2020, to 46,201 tonnes in 2021.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the year ended December 31, 2021 and 2020 were 60.94% and 42.56%, respectively, representing an increase of 18.38%.

Quantities sold for regular CMP that was produced by the PM6 production line from January 2020 to December 2021 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $17,062,564 (10.64% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2021, representing an increase of $4,796,818, or 39.11%, from $12,265,746 in 2020. We sold 24,513 tonnes of offset printing paper in the year ended December 31, 2021, compared to 20,358 tonnes in 2020, an increase of 4,155 tonnes, or 20.41%. ASPs for offset printing paper in the year ended December 31, 2020 and 2021 was $603/tonne and $696/tonne, respectively, representing a 15.42% increase. ASP in RMB for offset printing paper for the year ended December 31, 2020 and 2021 was RMB4,154 and RMB4,488, respectively, representing a 8.04% increase.

Tissue Paper Products

Revenue from tissue paper products was $8,769,601 (5.47% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2021, representing an increase of $354,948, or 4.22%, from $8,414,653 in 2020. We sold 8,255 tonnes of tissue paper products in the year ended December 31, 2021, as compared to 10,088 tonnes in 2020, a decrease of 1,833 tonnes, or 18.17%.ASP for tissue paper products was $834 and /tonne$1,062/tonne in the year ended December 31, 2020 and 2021, respectively, representing a 27.34% increase. ASP in RMB for tissue paper products for the year ended 2020 and 2021 was RMB5,821 and RMB6,849, respectively, representing a 17.66% increase.

Revenue of Face Mask

On April 29, 2020, we launched a production line of non-medical single-use face masks, following the completion of raw materials preparation, trial run of the equipment and the sample products inspection. Revenue generated from selling face mask were $537,800 and $1,101,944 for the year ended December 31, 2021 and 2020. We sold 12,664 thousand pieces of face masks in the year of 2021, as compared to 10,301 thousand pieces in year of 2020, an increase of 2,363 thousand pieces, or 22.94%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the year ended December 31, 2021 was $149,429,711, an increase of $54,760,322, or 57.84%, from $94,669,389 for the year ended December 31, 2020. This was mainly a result of the increase in sales volume of CMP and offset printing paper and increase of material costs. Cost of sales for CMP was $125,445,157 for the year ended December 31, 2021, as compared to $74,279,241 in 2020. The increase in the cost of sales of $51,165,916 for CMP was mainly due to the increase in the quantities of regular CMP sold and the increase in cost of recycled paper board in the year of 2021. Average cost of sales per tonne for CMP increased by 28.12%, from $377 for the year ended December 31, 2020, to $483 in 2021.This is mainly attributable to the higher average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for offset printing paper was $13,963,983 for the year ended December 31, 2021, as compared to $10,147,280 in 2020. Average cost of sales per tonne of offset printing paper increased by 14.46%, from $498 for the year ended December 31, 2020, to $570 in 2021. The increase was mainly attributable to higher average unit purchase costs (net of applicable value added tax) of recycled white scrap paper. Cost of sales for tissue paper products was $10,020,571 for the year ended December 31, 2021, as compared to $10,242,868 in 2020. Average cost of sales per tonne of tissue paper products increased by 19.61%, from $1,015 for the year ended December 31, 2020, to $1,214 for 2021.

Changes in cost of sales and cost per tonne by product for the year ended December 31, 2021 and 2020 are summarized below:

	Year Ended			Year Ended
	December 31, 2021			December 31, 2020			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$104,057,538		$487	$58,947,059		$383	$45,110,479		$104	76.53%	27.15%
Light-Weight CMP	$21,387,619		$463	$15,332,182		$358	$6,055,437		$105	39.49%	29.33%
Total CMP	$125,445,157		$483	$74,279,241		$377	$51,165,916		$106	68.88%	28.12%
Offset Printing Paper	$13,963,983		$570	$10,147,280		$498	$3,816,703		$72	37.61%	14.46%
Tissue Paper Products	$10,020,571		$1,214	$10,242,868		$1,015	$(222,297)		$199	-2.17%	19.61%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$149,429,711	$	n/a	$94,669,389	$	n/a	$54,760,322	$	n/a	57.84%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper for the year ended December 31, 2021 were RMB 1,997/tonne (approximately $310/tonne) and RMB 2,322/tonne (approximately $360/tonne), respectively, as compared to RMB 1,582/tonne (approximately $229/tonne) and RMB 2,086/tonne (approximately 303/tonne) for the year ended December 31, 2020, respectively. These changes (in US dollars) represent a year-over-year increase of 35.37% for the unit purchase cost of recycled paper board and a year-over-year increase of 18.81% for the unit purchase cost of recycled white scrap paper. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from January 2020 to December 2021 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 10.5% of total sales in 2021, respectively, compared to 5% and 10.5% of total sales 2020. The monthly energy cost (electricity, coal and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2021 are summarized as follows:

Gross Profit

Gross profit for December 31, 2021 was $11,017,559 (6.85% of the total revenue), representing an increase of $5,315,574, or 93.22%, from the gross profit of $5,701,985 (5.65% of the total revenue) for the year ended December 31, 2020. The increase was mainly due to (i) the increase in quantities sold of CMP and offset printing paper and (ii) the increase of ASP of CMP, offset printing paper and tissue paper products, partially offset by the increase in material costs.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the year ended December 31, 2021 was $10,914,209, an increase of $5,742,273, or 111.03%, from the gross profit of $5,171,936 for the year ended December 31, 2020. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 1.63percentage points, from 5.18% for the year ended December 31, 2020, to 6.81% for the year ended December 31, 2021.

Gross profit margin for regular CMP for the year ended December 31, 2021 was 6.32%, or 0.90 percentage points higher, as compared to gross profit margin of 5.42% for the year ended December 31, 2020. Such increase was primarily due to increase in ASP of regular CMP, partially offset by the increase in unit cost of sales.

Gross profit margin for light-weight CMP for the year ended December 31, 2021 was 8.73%, or 0.20 percentage points lower, as compared to gross profit margin of 8.93% for the year ended December 31, 2020. Such decrease was primarily due to the increase in unit cost of sales, partially offset by the increase in ASP of light-weight CMP.

Gross profit margin for offset printing paper was 18.16% for the year ended December 31, 2021, an increase of 0.89 percentage points, as compared to 17.27% for the year ended December 31, 2020. Such increase was mainly due to the increase in ASP of offset printing paper, partially offset by the increase of purchase price of recycled white scrap paper.

Gross profit margin for tissue paper products was -14.26% for the year ended December 31, 2021, an increase of 7.47 percentage points, as compared to -21.73% for the year ended December 31, 2020. The increase was mainly due to the increase in ASP of tissue base paper, partially offset by the increase in cost of tissue base paper.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2021 are as follows:

Face Masks

Gross profit for face mask for the year ended December 31, 2021 was $103,350, representing a gross margin of 19.22% compared with a gross profit of $530,049, representing a gross margin of 48.10%, for the year ended December 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2021 were $9,558,190, a decrease of $1,599,599, or 14.34% from $11,157,789 for the year ended December 31, 2020. The decrease was mainly due to higher share based compensation in year 2020.

Income (Loss) from Operations

Operating income for the year ended December 31, 2021 was $1,459,369, an increase of $6,915,173, or 126.75%, from loss from operations of $5,455,804 for the year ended December 31, 2020. The increase was primarily due to the increase in gross profit and decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the year ended December 31, 2021 increased by $98,190, from $1,026,512 for the year ended December 31, 2020, to $1,124,702. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $16,139,485 as of December 31, 2021, as compared to $16,566,324 as of December 31, 2020.

Net Income (Loss)

As a result of the above, net income was $905,535 for the year ended December 31, 2021, representing an increase of $6,551,079, or 116.30%, from net loss of $5,554,002 for year ended December 31, 2020.

Accounts Receivable

Net accounts receivable increased by $2,479,877, or 103.80%, to $4,868,934 as of December 31, 2021, as compared with $2,389,057 as of December 31, 2020. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 40.17% of total value of inventory as of December 31, 2021), semi-finished goods and finished goods. As of December 31, 2021, the recorded value of inventory increased by 373.73% to $5,844,895 from $1,233,801 as of December 31, 2020. As of December 31, 2021, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $2,097,062, approximately $2,077,603, or 10676.82%, higher than the balance as of December 31, 2020. Due to the volatility of recycled paper board price and the uncertainty of market and economy situation during the pandemic, a minimum level of inventory was maintained at the end of 2020.

A summary of changes in major inventory items is as follows:

	December 31,	December 31,
	2021	2020	$ Change	% Change
Raw Materials
Recycled paper board	$2,097,062	$19,459	2,077,603	10676.82%
Recycled white scrap paper	11,808	11,193	615	5.49%
Tissue base paper	38,745	14,027	24,718	176.22%
Gas	32,753	55,473	-22,720	-40.96%
Mask fabric and other raw materials	167,786	167,399	387	0.23%
Total Raw Materials	2,348,154	267,551	2,080,603	777..65%

Semi-finished Goods	96,087	176,703	-80,616	-45.62%
Finished Goods	3,400,654	789,547	2,611,107	330.71%
Total inventory, gross	5,844,895	1,233,801	4,611,094	373.73%
Inventory reserve	-	-	-
Total inventory, net	$5,844,895	$1,233,801	4,611,094	373.73%

Accounts Payable

Accounts payable and notes payable was $10,255 as of December 31, 2021, a decrease of 582,136, or 98.27%, from $592,391 as of December 31, 2020.

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $155,101 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as original lease agreement. The accrued rental owed to Hebei Fangsheng was approximately $61,879 and $nil which was recorded as part of the current liabilities as of December 31, 2021 and 2020, respectively.

Capital Expenditure Commitment as of December 31, 2021

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of December 31, 2021, we had approximately $4.7 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.5 million). Under the sale-leaseback arrangement, Hebei Tengsheng sold the Leased Equipment to TLCL for 16 million (approximately US$2.5 million). Concurrent with the sale of equipment, Hebei Tengsheng leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Hebei Tengsheng may pay a nominal purchase price of RMB 100 (approximately $16) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right-of-use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Hebei Tengsheng made payments due according to the schedule. As of December 31, 2021 and 2020, the balance of Leased Equipment net of amortization was $2,286,459 and $2,397,653, respectively. The lease liability were $362,394 and $536,959, and its current portion in the amount of $210,161 and $182,852 as of December 31, 2021 and 2020, respectively. Amortization of the Leased Equipment was $165,441 and $51,574 for the year ended December 31, 2021 and 2020, respectively. Total interest expenses for the sale lease back arrangement was $71,798 and $28,083 for the year ended December 31, 2021 and 2020, respectively.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash, Cash Equivalents and restricted cash

Our cash, cash equivalents and restricted cash as of December 31, 2021 was $11,201,612, an increase of $7,059,175, from $4,142,437 as of December 31, 2020. The increase of cash and cash equivalents for the year ended December 31, 2021 was attributable to a number of factors:

i. Net cash provided by operating activities

Net cash used in operating activities was $2,436,071 for the year ended December 31, 2021. The balance represented a decrease of cash of $18,579,597, or 115.09%, from $16,143,526 provided for the year ended December 31, 2020. Net income for the year ended December 31, 2021 was $905,535, representing an increase of $6,459,537, or 116.30%, from a net loss of $5,554,002 for the year ended December 31, 2020. Changes in various asset and liability account balances throughout the year ended December 31, 2021 also contributed to the net change in cash from operating activities in year ended December 31, 2021. Chief among such changes is the increase of accounts receivable in the amount of $2,430,495 during the year of 2021. There was also an increase of $4,531,263 in the ending inventory balance as of December 31, 2021 (a decrease to net cash for the year ended December 31, 2021 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $15,358,452. The Company also had a net increase of $8,350,716 in prepayment and other current assets (a decrease to net cash) and a net increase of $469,797 in other payables and accrued liabilities and related parties (a decrease to net cash), as well as an increase in income tax payable of $832,946 (an increase to net cash) during the year ended December 31, 2021.

ii. Net cash used in investing activities

We incurred $25,071,372 in net cash expenditures for investing activities during the year ended December 31, 2021, as compared to $20,526,004 for the year ended December 31, 2020. Expenditures in the year ended December 31, 2021 were mainly for the payments for the acquisition of lands of Hebei Tengsheng.

iii. Net cash provided in financing activities

Net cash provided by financing activities was proceeds from issuance of shares and warrants net of repayment of loans and lease obligation of $34,193,824 for the year ended December 31, 2021, as compared to net cash provided by financing activities in the amount of $2,054,855 for the year ended December 31, 2020.

Short-term bank loans

	December 31,	December 31,
	2021	2020
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$-	$6,435,348
Industrial and Commercial Bank of China (“ICBC”) Loan 2	5,958,561	-

Total short-term bank loans	$5,958,561	$6,435,348

(a)	On December 11, 2020, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,435,348 as of December 31, 2020. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan was fully repaid in November 2021.

(b)	On November 25, 2021, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,958,561 as of December 31, 2021. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Zhenyong Liu, the Company’s CEO. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by November 17, 2022.

As of December 31, 2020, there were guaranteed short-term borrowings of $5,958,561 and unsecured bank loans of $nil. As of December 31, 2020, there were guaranteed short-term borrowings of $6,435,348 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2021, and 2020 were approximately 4.73% and 4.79%, respectively.

Long-term loans from credit union

As of December 31, 2021 and 2020, loans payable to Rural Credit Union of Xushui County, amounted to $9,818,530 and $9,594,017, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of December 31, 2021, and 2020, total outstanding loan balance was $1,348,871 and $1,318,028, respectively, Out of the total outstanding loan balance, current portion amounted were $329,376 and $214,563 as of December 31, 2021, and 2020, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,019,495 and $1,103,465 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $1,130,333 and $2,349,796 as of December 31, 2021, and 2020, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of December 31, 2021, and 2020, the total outstanding loan balance was $3,921,139 and $3,831,476, respectively. Out of the total outstanding loan balance, current portion amounted were $1,960,569 and $337,169 as of December 31, 2021, and 2020 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,960,570 and $3,494,307 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of December 31, 2021, and 2020, the total outstanding loan balance was $2,509,528 and $2,452,145, respectively, which are presented as current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021.The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of December 31, 2021, and 2020, the total outstanding loan balance was $2,038,992 and $1,992,368, respectively, which are presented as current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2021, and 2020 were $1,052,904 and $998,429, respectively.

Related party transactions

Mr. Zhenyong Liu has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $402,047 and $392,855 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2021, and 2020, approximately $47,054 and $45,978 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 2021, and 2020, the outstanding interest was $215,565 and $210,635, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2021, and 2020, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the years ended December 31, 2021, and 2020. The accrued interest owe to the CEO was approximately $664,666 and $649,468, as of December 31, 2021, and 2020, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered an agreement with Mr. Zhenyong Liu which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,915,176 (RMB44,089,085). The loanwill be due on June 29, 2022. The loan is unsecured and carries a fixed interest rate of 3% per annum. As of December 31, 2021, the outstanding balance of the loan was $6,915,176 and outstanding interest due from CEO is $nil, which were recorded in due from related parties as part of the current assets in the consolidated balance sheet.

As of December 31, 2021, and 2020, amount due to shareholder are $727,433, which represent funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2021 and 2020, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2021 and 2020 to translate the Chinese RMB to the U.S. Dollars are 6.3757:1 and 6.5249:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.4474:1, and 6.8941:1 for the years ended December 31, 2021 and 2020, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,862,211 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statement for the fiscal year ended December 31, 2021 and 2020, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

IT Tech Packaging, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IT Tech Packaging, Inc. (the Company) as of December 31, 2021, and 2020, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We determined that the auditing of deferred tax asset should be considered a critical audit matter. The principal considerations in determining that this was a critical audit matter was that the Company had a significant accumulated balance and the carrying value of such assets are subject to estimation, judgment, and complex calculations. The balance resulted from temporary differences in taxes dues as the result of the difference in timing of recognition of expenses that are required under generally accepted accounting principles, but may require deferral under local tax regulations. The Company’s consolidated financial statements include entities in multiple jurisdictions with varying tax laws. These circumstances lead to estimation and interpretation that may be challenging to assess and evaluate as part of the audit. The audit engagement team addressed this critical accounting matter by reviewing the Company’s accounting policies, perform extended audit procedures including examination of relevant local tax laws, testing for arithmetical accuracy of the asset, review of the Company’s assumptions and estimates concerning future profitability, and independent recalculation of the future tax asset. The engagement team was satisfied with the evidence accumulated to support our audit opinion and to mitigate the risk of material misstatement to an acceptable level. The accounts that are affected by this critical audit matter are deferred tax assets, related valuation allowance and income tax expense.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since March 25, 2018.

San Mateo, California

PCAOB NO.: 1171

March 15, 2022

IT TECH PACKAGING, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	December 31,	December 31,
	2021	2020
ASSETS

Current Assets
Cash and bank balances	$11,201,612	$4,142,437
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $69,053 and $34,391 as of December 31, 2021 and December 31, 2020, respectively)	4,868,934	2,389,057
Inventories	5,844,895	1,233,801
Prepayments and other current assets	25,796,640	7,051,515
Due from related parties	7,804,068	92,795

Total current assets	55,516,149	14,909,605

Prepayment on property, plant and equipment	43,446,210	21,149,749
Finance lease right-of-use assets, net	2,286,459	2,397,653
Property, plant, and equipment, net	126,587,428	145,142,642
Value-added tax recoverable	2,430,277	2,566,195
Deferred tax asset non-current	11,268,679	13,708,630

Total Assets	$241,535,202	$199,874,474

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Short-term bank loans	$5,958,561	$6,435,348
Current portion of long-term loans from credit union	6,838,465	4,996,245
Lease liability	210,161	182,852
Accounts payable	10,255	592,391
Advance from customers	39,694	82,625
Due to related parties	727,433	727,433
Accrued payroll and employee benefits	291,206	224,930
Other payables and accrued liabilities	5,250,539	4,838,601
Income taxes payable	1,108,038	259,649

Total current liabilities	20,434,352	18,340,074

Loans from credit union	2,980,065	4,597,772
Deferred gain on sale-leaseback	155,110	387,087
Lease liability - non-current	152,233	354,107
Derivative liability	2,063,534	1,115,260

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $17,924,475 and $17,950,224 as of December 31, 2021 and 2020, respectively)	25,785,294	24,794,300

Commitments and Contingencies

Stockholders' Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 99,049,900 and 28,535,816 shares issued and outstanding as of December 31, 2021 and December, 31,2020, respectively	99,050	28,536
Additional paid-in capital	88,927,787	53,989,548
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	10,496,168	5,740,722
Retained earnings	110,146,329	109,240,794

Total stockholders' equity	215,749,908	175,080,174

Total Liabilities and Stockholders' Equity	$241,535,202	$199,874,474

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended
	December 31,
	2021	2020

Revenues	$160,881,720	$100,943,269

Cost of sales	(149,864,161)	(95,241,284)

Gross Profit	11,017,559	5,701,985

Selling, general and administrative expenses	(9,558,190)	(11,157,789)
Gain on acquisition of a subsidiary	-	-

Income (Loss) from Operations	1,459,369	(5,455,804)

Other Income (Expense):
Interest income	38,766	32,033
Subsidy income	198,530	220,478
Interest expense	(1,124,702)	(1,026,512)
Gain (Loss) on derivative liability	5,880,526	(426,055)

Income (Loss) before Income Taxes	6,452,489	(6,655,860)

Provision for Income Taxes	(5,546,954)	1,101,858

Net Income (Loss)	905,535	(5,554,002)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	4,755,446	11,798,259

Total Comprehensive Income (Loss)	$5,660,981	$6,244,257

Earnings (Losses) Per Share:

Basic and Diluted Earnings (Losses) per Share	$0.02	$(0.21)

Outstanding – Basic and Diluted	59,849,082	26,498,298

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2019	22,054,816	$22,055	$51,155,174	$6,080,574	$(6,057,537)	$114,794,796	$165,995,062

Issuance of shares to officer and directors	2,000,000	2,000	1,198,000				1,200,000
Issuance of shares	4,400,000	4,400	1,579,755				1,584,155
Issuance of shares to a consultant	60,000	60	41,940				42,000
Issuance of shares to a consultant	21,000	21	14,679				14,700
Foreign currency translation adjustment					11,798,259		11,798,259
Net loss						(5,554,002)	(5,554,002)

Balance at December 31, 2020	28,535,816	$28,536	$53,989,548	$6,080,574	$5,740,722	$109,240,794	$175,080,174
Issuance of shares to institutional investors	26,181,818	26,182	8,002,488				8,028,670
Issuance of shares to public investors	29,277,866	29,278	15,585,867				15,615,145
Exercise of warrants	15,054,400	15,054	11,349,884				11,364,938
Foreign currency translation adjustment					4,775,446		4,775,446
Net income						905,535	905,535
Balance at December 31, 2021	99,049,900	$99,050	$88,927,787	$6,080,574	$10,496,168	$110,146,329	$215,749,908

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income	$905,535	$(5,554,002)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,358,452	15,793,854
(Gain) Loss on derivative liability	(5,880,526)	426,055
(Recovery from) Allowance for bad debts	33,480	(28,087)
Share-based compensation and expenses	-	1,256,700
Deferred tax	2,730,050	(2,364,575)
Changes in operating assets and liabilities:
Accounts receivable	(2,430,495)	923,429
Prepayments and other current assets	(8,350,716)	5,301,953
Inventories	(4,531,263)	458,878
Accounts payable	(589,371)	307,198
Advance from customers	(44,366)	(21,281)
Related parties	(785,097)	1,984,619
Accrued payroll and employee benefits	60,334	(82,516)
Other payables and accrued liabilities	254,966	(1,105,508)
Income taxes payable	832,946	(1,153,191)
Net Cash (Used in) Provided by Operating Activities	(2,436,071)	16,143,526

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(25,071,372)	(21,106,210)
Proceeds from sale of property, plant and equipment	-	580,206

Net Cash Used in Investing Activities	(25,071,372)	(20,526,004)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	41,837,553	2,273,360
Proceeds from short term bank loans	5,892,298	6,090,715
Repayment of bank loans	(6,512,703)	(6,237,217)
Payment of capital lease obligation	(185,050)	(72,003)
Loan to a related party	(6,838,274)	-

Net Cash Provided by (Used in) Financing Activities	34,193,824	2,054,855

Effect of Exchange Rate Changes on Cash and Cash Equivalents	372,794	632,315

Net Increase (Decrease) in Cash and Cash Equivalents	7,059,175	(1,695,308)

Cash, Cash Equivalents and Restricted Cash - Beginning of Year	4,142,437	5,837,745

Cash, Cash Equivalents and Restricted Cash - End of Year	$11,201,612	$4,142,437

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$577,194	$592,140
Cash paid for income taxes	$1,970,984	$2,401,191

Cash and bank balances	11,201,612	4,142,437
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	11,201,612	4,142,437

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

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with shareholder of Hebei Tengsheng Paper Co., Ltd. (“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. Full payment of the consideration in the amount of RMB 320 million (approximately $45 million) was made on February 23, 2022.

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the years ended December 31, 2021 and 2020 was accounted for 99.11%and 98.91% of the Company’s total revenue, respectively. Dongfang Paper also accounted for 84.13% and 90.70% of the total assets of the Company as of December 31, 2021 and 2020, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, and 2020, details of the Company’s subsidiaries and variable interest entity are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2021, and 2020 are as follows:

	December 31,	December 31,
	2021	2020

ASSETS

Current Assets
Cash and bank balances	$1,921,407	$3,315,778
Restricted cash	-	-
Accounts receivable	4,867,759	2,389,057
Inventories	5,823,762	1,223,020
Prepayments and other current assets	19,942,878	7,051,381
Due from related parties	888,893	92,795

Total current assets	33,444,699	14,072,031

Prepayment on property, plant and equipment	41,877,755	19,617,159
Finance lease right-of-use assets, net	2,286,459	2,397,653
Property, plant, and equipment, net	116,054,387	133,134,932
Deferred tax asset non-current	9,547,741	12,040,962

Total Assets	$203,211,041	$181,262,737

LIABILITIES

Current Liabilities
Short-term bank loans	$5,958,561	$6,435,348
Current portion of long-term loans from credit union	2,289,945	551,733
Lease liability	210,161	182,852
Accounts payable	10,255	592,391
Advance from customers	39,694	82,625
Due to related parties	-	-
Accrued payroll and employee benefits	279,513	221,482
Other payables and accrued liabilities	4,740,900	4,672,265
Income taxes payable	1,108,038	259,649

Total current liabilities	14,637,067	12,998,345

Loans from credit union	2,980,065	4,597,772
Deferred gain on sale-leaseback	155,110	387,087
Lease liability - non-current	152,233	354,107

Total liabilities	$17,924,475	$17,950,224

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

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2021, and 2020 to translate the Chinese RMB to the U.S. Dollars are 6.3757:1, and 6.5249:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.4474:1 and 6.8941:1 for the years ended December 31, 2021, and 2020, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2021, and 2020, and revenues and expenses for the years ended December 31, 2021, and 2020. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2021, and 2020, the balance of allowance for doubtful accounts was $69,053 and $34,391, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
Allowance of doubtful accounts	2021	2020

Opening balance	$34,391	$59,922
Provision (Reversal) for the year	33,480	(28,087)
Exchange difference	1,181	2,556

Closing balance	$69,053	$34,391

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. Provision in inventories were $nil for the years ended December 31, 2021, and 2020, respectively.

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

For the years ended December 31, 2021, and 2020, IT Tech Packaging made transfers of $nil to this reserve fund. No statutory reserves were provided for the year ended December 31, 2021, and 2020. The Company’s variable interest entity Dongfang Paper, the statutory reserve account of which has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) since December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2021, and 2020.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil for the years ended December 31, 2021, and 2020.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $3,972 and $nil of advertising and promotion costs for the years ended December 31, 2021, and 2020.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $101,410 and $69,208 for the years ended December 31, 2021, and 2020, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and(b)the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2021, and 2020, the Company received government subsidies of $198,530 and $220,478, which are recognized as subsidy income in the consolidated statements of income in that fiscal year.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities that were in-the-money that were outstanding during the years ended December 31, 2021.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2021, and 2020, the carrying value of the Company’s short term financial instruments, such as cash and bank balances, accounts receivable, accounts and notes payable, short-term bank loans and balance due to related parties, approximate at their fair values because of the short maturity of these instruments; while loans from credit union approximates at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash was nil as of December 31, 2021 and 2020.

(4) Inventories

Raw materials inventory includes mainly recycled paper and coal. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of and December 31, 2021, and 2020:

	December 31,	December 31,
	2021	2020
Raw Materials
Recycled paper board	$2,097,062	$19,459
Recycled white scrap paper	11,808	11,193
Gas	32,753	55,473
Base paper and other raw materials	206,531	181,426
	2,348,154	267,551
Semi-finished Goods	96,087	176,703
Finished Goods	3,400,654	789,547
Total inventory, gross	5,844,895	1,233,801
Inventory reserve	-	-
Total inventory, net	$5,844,895	$1,233,801

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2021, and 2020:

	December 31,	December 31,
	2021	2020
Prepaid land lease	$188,215	$183,912
Prepayment for purchase of materials	9,190,527	10,945
Prepayment for purchase of equipment	980,786	-
Value-added tax recoverable	14,740,296	5,864,989
Others	696,816	991,669
	$25,796,640	$7,051,515

(6) Property, plant and equipment

As of December 31, 2021, and 2020, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2021	2020
Property, Plant, and Equipment:
Land use rights	$12,790,062	$12,497,601
Building and improvements	74,609,698	81,233,162
Machinery and equipment	170,149,367	163,787,807
Vehicles	725,838	628,462
Construction in progress	-	586,216
Totals	258,274,965	258,733,248
Less: accumulated depreciation and amortization	(131,687,537)	(113,590,606)
Property, Plant and Equipment, net	$126,587,428	$145,142,642

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, and 2020, land use rights represented two parcel of state-owned lands located in Xushui District of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066.

Construction in progress mainly represents payments for paper machine of a new tissue paper production line PM10.

As of December 31, 2021, and 2020, certain property, plant and equipment of Dongfang Paper with net values of $1,130,333 and $2,349,796, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $6,002,195 and $6,010,359, respectively, as of December 31, 2021 and 2020 was pledged for the bank loan from Bank of Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $5,690,261 and $5,560,146, respectively, as of December 31, 2021 and 2020 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $8,815,778 and $8,614,194, respectively, as of December 31, 2021 and 2020 was pledged for another long-term loan from credit union of Baoding Shengde. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $15,304,686 and $15,793,854 for the years ended December 31, 2021, and 2020, respectively. No Impairment loss was recorded for the years ended December 31, 2021, and 2020.

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

Hebei Tengsheng made payments due according to the schedule. As of December 31, 2021 and 2020, the balance of Leased Equipment net of amortization was $2,286,459 and $2,397,653, respectively. The lease liability were $362,394 and $536,959, and its current portion in the amount of $210,161 and $182,852 as of December 31, 2021 and 2020, respectively.

Amortization of the Leased Equipment was $165,441 and $51,574 for the year ended December 31, 2021 and 2020, respectively. Total interest expenses for the sale lease back arrangement was $71,798 and $28,083 for the year ended December 31, 2021 and 2020, respectively.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of December 31, 2021 were as follows:

December 31,	Amount
2022	259,736
2023	151,513
Less: unearned discount	(48,855)
362,394
Less: Current portion lease liability	(210,161)
$152,233

(8) Loans Payable

Short-term bank loans

	December 31,	December 31,
	2021	2020
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$-	$6,435,348
Industrial and Commercial Bank of China (“ICBC”) Loan 2	5,958,561	-

Total short-term bank loans	$5,958,561	$6,435,348

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 11, 2020, the Company entered into a working capital loan agreement with the ICBC, with a balance of $6,435,348 as of December 31, 2020. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank. The loan bears a fixed interest rate of 4.785% per annum. The loan was fully repaid in November 2021.

On November 25, 2021, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,958,561 as of December 31, 2021. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by November 17, 2022.

As of December 31, 2020, there were guaranteed short-term borrowings of $5,958,561 and unsecured bank loans of $nil. As of December 31, 2020, there were guaranteed short-term borrowings of $6,435,348 and unsecured bank loans of $nil.

The average short-term borrowing rates for the years ended December 31, 2021, and 2020 were approximately 4.73% and 4.79%, respectively.

Long-term loans from credit union

As of December 31, 2020, and 2019, loans payable to Rural Credit Union of Xushui County, amounted to $9,818,530 and $9,594,017, respectively.

	December 31,	December 31,
	2021	2020
Rural Credit Union of Xushui District Loan 1	$1,348,871	$1,318,028
Rural Credit Union of Xushui District Loan 2	3,921,139	3,831,476
Rural Credit Union of Xushui District Loan 3	2,509,528	2,452,145
Rural Credit Union of Xushui District Loan 4	2,038,992	1,992,368
Total	9,818,530	9,594,017
Less: Current portion of long-term loans from credit union	(6,838,465)	(4,996,245)
Long-term loans from credit union	$2,980,065	$4,597,772

As of Dec 31, 2021, the Company’s long-term debt repayments for the next two years were as follows:

Amount
Fiscal year
2022	$6,838,465
2023 and after	2,980,065
Total	9,818,530

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of December 31, 2021, and 2020, total outstanding loan balance was $1,348,871 and $1,318,028, respectively, Out of the total outstanding loan balance, current portion amounted were $329,376 and $214,563 as of December 31, 2021, and 2020, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,019,495 and $1,103,465 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $1,130,333 and $2,349,796 as of December 31, 2021, and 2020, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of December 31, 2021, and 2020, the total outstanding loan balance was $3,921,139 and $3,831,476, respectively. Out of the total outstanding loan balance, current portion amounted were $1,960,569 and $337,169 as of December 31, 2021, and 2020 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,960,570 and $3,494,307 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of December 31, 2021, and 2020, the total outstanding loan balance was $2,509,528 and $2,452,145, respectively, which are presented as current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of December 31, 2021, and 2020, the total outstanding loan balance was $2,038,992 and $1,992,368, respectively, which are presented as current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2021, and 2020 were $1,052,904 and $998,429, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $402,047 and $392,855 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2021, and 2020, approximately $47,054 and $45,978 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 2021, and 2020, the outstanding interest was $215,565 and $210,635, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2021, and 2020, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the years ended December 31, 2021, and 2020. The accrued interest owe to the CEO was approximately $664,666 and $649,468, as of December 31, 2021, and 2020, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered an agreement with Mr. Zhenyong Liu, which allows Mr.Zhenyong Liu to borrow from the Company an amount of $6,915,176(RMB44,089,085). The loan will be due on June 29, 2022. The loan is unsecured and carries a fixed interest rate of 3% per annum. As of December 31, 2021, the outstanding balance of the loan was $6,915,176 and outstanding interest due from CEO is $nil, which was recorded in due from related parties as part of the current assets in the consolidated balance sheet.

As of December 31, 2021, and 2020, amount due to shareholder are $727,433, which represent funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,	December 31,
	2021	2020
Accrued electricity	$135,360	$14,544
Accrued rental	61,879	-
Value-added tax payable	-	428,481
Accrued interest to a related party	664,666	649,468
Payable for purchase of equipment	3,379,368	3,262,153
Accrued commission to salesmen	15,274	10,917
Accrued bank loan interest	992,989	429,279
Others	1,003	43,759
Totals	$5,250,539	$4,838,601

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the December 31, 2021:

Year ended December 31,
2021
Expected term	1.92 - 2.75
Expected average volatility	85% - 104%
Expected dividend yield	-
Risk-free interest rate	0.19% - 0.97%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2020	$1,115,260
Addition of new derivatives recognized as warrant	9,730,919
Addition of new derivatives recognized as loss on derivatives	10,813,347
Exercise of warrants	(2,902,119)
Change in fair value of derivative liability	(16,693,873)
Balance at December 31, 2021	$2,063,534

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2021 and 2020, respectively.

	Year Ended
	December 31,
	2021	2020
Day one loss due to derivative liabilities as warrant	$10,813,347	$306,215
(Gain) Loss on change in fair value of derivative liability	(16,693,873)	119,840
	(5,880,526)	426,055

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818warrants to purchase up to 26,181,818 shares of common stock in a best efforts public offering for gross proceeds of approximately $14.4 million. The purchase price for each share of common stock and the corresponding warrant was $0.55. The exercise price of the warrant was $0.55 per share.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 29,277,866 shares of common stock and 14,638,933 warrants to purchase up to 14,638,933 shares of common stock in a firm commitment underwritten public offering for gross proceeds of approximately $21.9 million. The purchase price for each share of common stock and accompanying warrant was $0.75. The exercise price of the warrant was $0.75 per share.

Issuance of common stock pursuant to the 2015 Omnibus Equity Incentive and 2019 Omnibus Equity Incentive

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818warrants to purchase up to 26,181,818 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants are exercisable commencing on January 20, 2021 at an exercise price of $0.55 and will expire on January 20, 2026. 14,106,900 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $0.55 per share. 12,074,918 January 2021 Warrants were outstanding as of December 31, 2021.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 29,277,866 shares of common stock and 14,638,933 warrants to purchase up to 14,638,933 shares of common stock (the “March 2021 Warrants”). The March 2021Warrants are exercisable commencing on March 1, 2021 at an exercise price of $0.75 and will expire on March 1, 2026. 67,500 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $0.75 per share and 14,571,433 March 2021 Warrants were outstanding as of December 31, 2021.

A summary of stock warrant activities is as below:

	Year Ended
	December 31, 2021
		Weight
		average
		exercise
	Number	price
Outstanding and exercisable at beginning of the period	4,400,000	$0.7425
Issued during the period	40,820,751	0.622
Exercised during the period	(15,054,400)	0.5621
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	30,166,351	$0.6691

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2021.

Warrants Outstanding			Warrants Exercisable
Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual life	Exercise	Number of	Exercise
Shares	(in years)	Price	Shares	Price
30,166,351	4.08	$0.6691	30,166,351	$0.6691

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2021 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of December 31, 2021 and 2020 are $nil.

(14) Earnings Per Share

For the years ended December 31, 2021, and 2020, basic and diluted net income per share are calculated as follows:

	Year Ended December 31,
	2021	2020
Basic income (loss) per share
Net income (loss) for the year - numerator	$905,535	$(5,554,002)
Weighted average common stock outstanding - denominator	59,849,082	26,498,298

Net income (loss) per share	$0.02	$(0.21)

Diluted income (loss) per share
Net income (loss) for the year - numerator	$905,535	$(5,554,002)
Weighted average common stock outstanding - denominator	59,849,082	26,498,298

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	59,849,082	26,498,298

Diluted income (loss) per share	$0.02	$(0.21)

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

The provisions for income taxes for the years ended December 31, 2021, and 2020 were as follows:

	Year Ended
	December 31,
	2021	2020
Provision for Income Taxes
Current Tax Provision U.S.	$14,717	$14,747
Current Tax Provision PRC	2,802,187	1,247,970
Deferred Tax Provision PRC	2,730,050	(2,364,575)
Total Provision for (Deferred tax benefit)/ Income Taxes	$5,546,954	$(1,101,858)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $2,508,797 and $0 for U.S. income tax purposes for the years ended December 31, 2021 and 2019, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of December 31, 2021, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of December 31, 2021, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$14,754,456	$12,397,323
Impairment of property, plant and equipment	783,433	680,800
Miscellaneous	342,170	258,963
Net operating loss carryover of PRC company	388,620	371,544
Total deferred tax assets	16,268,679	13,708,630
Less: Valuation allowance	(5,000,000)	-
Total deferred tax assets, net	$11,268,679	13,708,630

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company’s effective tax rate as of:

	Year Ended
	December 31,
	2021	2020
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of tax and book difference	(16.5)%	(8.4)%
(Over) Under-provision in previous year
Change in valuation allowance	77.5%

Effective income tax rate	86.0%	16.6%

During the years ended December 31, 2021, and 2020, the effective income tax rate was estimated by the Company to be 86.0% and 16.6%, respectively.

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

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2021 and December 31, 2021, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the nine months ended December 31, 2021and 2020, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

2021 Incentive Stock Plan

On November 12, 2021, the Company’s Annual General Meeting adopted and approved the 2021 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc.(the”2021 Plan”).Under the 2021 ISP, the Company has reserved a total of 1,500,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,612 (RMB120,000). This operating lease is renewable at the end of the 30-year term.

Sale of Headquarters Compound Real Properties

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $155,101 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

Future minimum lease payments are as follows:

December 31,	Amount
2022	110,315
2023	18,821
2024	18,821
2025	18,821
2026	18,821
Thereafter	94,107
Total operating lease payments	$279,708

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital commitment

As of December 31, 2021, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $4,700,927 and $4,570,331 as of December 31, 2021 and 2020, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of December 31, 2021, and 2020, the Company guaranteed its long-term loan from financial institutions amounting to $4,862,211 (RMB31,000,000) and $4,751,031 (RMB31,000,000), respectively, that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for the two reportable segments is as follows:

	Year Ended
	December 31, 2021
	Dongfang Paper	Hebei Tengsheng	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$151,574,318	8,765,380	5,878,568	-	(5,336,546)	160,881,720
Gross profit	12,138,849	(1,255,190)	133,900	-	-	11,017,559
Depreciation and amortization	5,213,598	8,408,713	1,736,141	-	-	15,358,452
Interest income	24,732	1,703	12,331	-	-	38,766
Interest expense	717,265	71,798	335,639	-	-	1,124,702
Income tax expense(benefit)	2,348,694	3,197,629	(14,086)	14,717	-	5,546,954
Net income (loss)	6,744,417	(10,620,350)	(322,525)	5,103,993	-	905,535

	Year Ended
	December 31, 2020
	Dongfang Paper	Hebei Tengsheng	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$91,426,671	8,414,654	1,101,944	-	-	100,943,269
Gross profit	7,000,150	(1,828,214)	530,049	-	-	5,701,985
Depreciation and amortization	7,039,687	8,613,750	140,417	-	-	15,793,854
Interest income	27,046	1,770	3,217	-	-	32,033
Interest expense	683,605	28,083	314,824	-	-	1,026,512
Income tax expense(benefit)	967,408	(2,140,532)	56,550	14,717	-	(1,101,857)
Net income (loss)	2,849,742	(5,837,914)	(42,250)	(2,523,580)	-	(5,554,002)

	As of December 31, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$109,369,167	93,841,874	29,181,392	9,142,769	-	241,535,202

	As of December 31, 2020
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Total assets	$79,206,447	102,056,291	18,589,570	22,166	-	199,874,474

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Concentration and Major Customers and Suppliers

For the years ended December 31, 2021, and 2020, the Company had no single customer contributed over 10% of total sales.

For the year ended December 31, 2021, the Company had two major suppliers that accounted for 78% and 11% of total purchases by the Company.

For the year ended December 31, 2020, the Company had two major suppliers that accounted for 72% and 12% of total purchases by the Company.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2018 and December 31, 2017. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$78,423) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2021, and 2020, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB11,520,053 (US$1,806,869) as of December 31, 2021.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Subsequent Event

On February 23, 2022, Dongfang Paper fully paid the RMB320 million (approximately $45million) as the consideration for the acquisition per agreement that Dongfang Paper had entered into with the shareholder of Hebei Tengsheng Paper Co., Ltd.

(24) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2021and 2020is as follows:

	Quarter
2021	First	Second	Third	Fourth
Revenues	$24,209,427	$46,534,915	$45,087,671	$45,049,707
Gross profit	1,831,005	3,029,020	1,821,536	4,335,998
(Loss) income from operations	(724,313)	431,408	(198,029)	1,950,303
Net (loss) income	(4,338,856)	(453,248)	1,542,576	4,155,063
Net income per share
Basic	$-0.12	$-0.01	$0.03	$0.07
Diluted	$-0.12	$-0.01	$0.03	$0.07

	Quarter
2020	First	Second	Third	Fourth
Revenues	$8,743,851	$26,362,273	$33,357,451	$32,479,694
Gross (loss) profit	(169,719)	2,558,829	2,567,551	745,323
(Loss) income from operations	(2,866,682)	(798,643)	176,631	(1,967,110)
Net loss	(2,436,287)	(980,031)	(520,974)	(1,616,710)
Net loss per share
Basic	$-0.11	$-0.04	$-0.02	$-0.06
Diluted	$-0.11	$-0.04	$-0.02	$-0.06

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25) Condensed Financial Information of the Parent Company

The condensed financial statements of IT Tech Packaging Inc. (“ITP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $79,641,643 ad $47,589,643 as of December 31, 2021, and 2020.

The following represents condensed unconsolidated financial information of the parent company only:

	December 31,	December 31,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$9,135,996	$16,172

Total current assets	9,135,996	16,172

Investment in subsidiaries	213,804,439	181,194,669

Total Assets	$222,940,435	$181,210,840

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Inter-company payable	$4,399,560	$4,287,974
Due to related parties	727,433	727,433

Total current liabilities	5,126,993	5,015,407

Derivative liability	2,063,534	1,115,260

Total liabilities	$7,190,527	$6,130,667

Total stockholders’ equity	215,749,908	175,080,173

Total Liabilities and Stockholders’ Equity	$222,940,435	$181,210,840

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2021	2020

Revenue	-	-
Selling, general and administrative expenses	$761,596	$2,082,743
Loss from Operations	(761,596)	(2,082,743)
Equity in earnings of unconsolidated subsidiaries	(4,198,678)	(3,030,487)
Loss on derivative liability	5,880,526	(426,055)
Other Income (Expense)	-	-
Income before Income Taxes	920,252	(5,539,285)
Provision for Income Taxes	(14,717)	(14,717)
Net Income	$905,535	$(5,554,002)
Other comprehensive income /(loss)	4,755,446	11,798,259
Total Comprehensive Income (loss)	$5,660,981	$6,244,257

	Year Ended
	December 31,
	2021	2020
Net Cash Used in Operating Activities	$(776,313)	$(846,820)

Net Cash Used in Investing Activities	(32,053,000)	(2,000,000)

Net Cash Provided by Financing Activities	41,949,138	2,791,000

Net Increase (Decrease) in Cash and Cash Equivalents	9,119,824	(55,820)

Cash and Cash Equivalents - Beginning of Year	16,172	71,991

Cash and Cash Equivalents - End of Year	$9,135,996	$16,172

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Jing Hao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company’s internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2021. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	58	Chief Executive Officer and Chairman of the Board
Jing Hao	38	Chief Financial Officer
Dahong Zhou	42	Secretary
Marco Ku Hon Wai	47	Director
Wenbing Christopher Wang	50	Director
Fuzeng Liu	72	Director
Lusha Niu	42	Director

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

Wenbing Christopher Wang. Mr. Wenbing Christopher Wang has served on the Board of Directors since October 28, 2009. Mr. Wang has also been serving as President and Director of FushiCopperweld, Inc. (“Fushi”) since January 21, 2008. Mr. Wang served as Fushi’s Chief Financial Officer from December 13, 2005 to August 31, 2009. Prior to Fushi, Mr. Wang worked for Redwood Capital, Inc., China Century Investment Corporation, Credit Suisse First Boston and VC China in various capacities. Fluent in both English and Chinese, Mr. Wang holds a master’s degree in business administration and finance and corporate accounting from Simon Business School of University of Rochester. Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine.

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

LushaNiu. Ms. Niu has been a member of the Board of Directors since October12, 2016. Ms. Niu is a public relations veteran with strong background in international business and finance. Since September 2013, Ms. Niu has been the Director of Corporate Communications and Public Affairs, Asia Lead of Financial Communication at MSL GROUP, a global public communications firm. From August 2008 until August 2013, Ms. Niu was an Associate Director at APCO Worldwide, a Washington D.C. based global public affairs consulting firm. Ms. Niu also served as a Consulting Analyst with BDA Consulting, advising global institutional investors on their China deal strategy. Ms. Niu holds a Master’s degree in Finance from the University of Colorado.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2021:

Board of Directors	7
Audit Committee	4
Compensation Committee	1
Nominating Committee	1

The above table includes meetings held by means of a conference telephone call, but not actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the Board of Directors and those committees on which he served during the year.

For the fiscal year ended December 31, 2021, the Board of Directors met on at least a quarterly basis. The independent directors had regularly scheduled meetings as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management as required by Section 802(c) of the NYSE American Company Guide.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2021, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation

The following compensation table summarizes the cash and non-cash compensation earned during the years ended December 31, 2021 and 2020 by each person who served as principal executive officer, principal financial officer, and secretary during 2020.

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards(1)	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Zhenyong Liu,	2020	$36,782	40,000	$120,000	-	-	$196,782
Chairman, CEO	2021	$37,224	-	$-	-	-	$37,224

Jing Hao	2020	$36,782	40,000	$-	-	-	$76,782
CFO	2021	$37,224	-	$-	-	-	$37,224

Dahong Zhou,	2020	$4,452	-	$-	-	-	$4,452
Secretary	2021	$4,505	-	$-	-	-	$4,505

(1)	The value of the Stock Award is determined by multiplying the number of restricted shares issued by the quoted closing price of the Company’s common stock on the date of the award, which was $0.60 as of April 8, 2020.

Employment Agreements

Mr. Zhenyong Liu receives a monthly salary of RMB 20,000 (approximately $3,065). On January 11, 2012, the Company awarded Mr. Zhenyong Liu 44,326 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $3.45 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Zhenyong Liu 8,000 shares of restricted common stock under the 2011 ISP and 2012 ISP, with a value of $2.66 per share, based on the closing price on the date of the stock issuance. On September 13, 2018, the Company issued 100,000 shares of common stock to Mr. Zhenyong Liu under the 2015 Omnibus Equity Incentive Plan with a value of $0.88 per share as of the date of issuance. On April 8, 2020, the Company issued 200,000 shares of common stock to Mr. Zhenyong Liu under the 2019 ISP with a value of $0.60 per share as of the date of issuance. On September 8, 2020, the Compensation Committee of the Company unanimously approved that Mr. Zhenyong Liu shall receive the bonus of $40,000 for his service rendered in the year 2020.

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

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2021 and 2020:

						Non-Equity
						Incentive
				Stock	Option	Plan
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Fuzeng Liu	2020	$7,953	-	$-	-	-	$7,953
Director	2021	$8,071	-	$-	-	-	$8,071

Marco Ku Hon Wai	2020	$20,000	-	$-	-	-	$20,000
Director	2021	$20,000	-	$-	-	-	$20,000

Wenbing Christopher Wang	2020	$20,000	-	$-	-	-	$20,000
Director	2021	$20,000	-	$-	-	-	$20,000

LushaNiu	2020	$7,642	-	-	-	-	$7,642
Director	2021	$7,755	-	-	-	-	$7,755

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

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2021 or options outstanding as of December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each director, (ii) our Chief Executive Officer and President and (iii) all executive officers and directors as a group as of March 15, 2022.

Amount and Nature of Beneficial Ownership

	Amount and	Percentage
	Nature of	of
	Beneficial	Common
Name and Address of Beneficial Owner (1)	Ownership	Stock

Zhenyong Liu CEO and Director	5,364,841	5.4%

Jing Hao CFO	10,000	*

Dahong Zhou Secretary	0	0

Marco Ku Hon Wai Director	7,500	*

Fuzeng Liu Director	5,000	*

Wenbing Christopher Wang Director	29,820	*

LushaNiu Director	0	*

All Directors and Executive Officers as a Group (7 persons)	5,417,161	5.5%

*	Less than 1% of the Company’s issued and outstanding common shares.

(1)	The address of each director and executive officer is c/o Science Park, Juli Road, Xushui District, Baoding City, Hebei Province, People’s Republic of China.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

MrZhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $392,855 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2021, and 2020, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2021, and 2020, approximately $45,978 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 31, 2021, and 2020, the outstanding loan balance were $nil and $2,185,569, respectively, and the accrued interest was $210,635and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2021, and 2020, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $94,636for the years ended December 31, 2021, and 2020, respectively. The accrued interest owe to the CEO was approximately $649,468 and $607,453, as of December 31, 2021, and 2020, respectively, which was recorded in other payables and accrued liabilities.

As of December 31, 2021, and 2020, amount due to shareholder are $727,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

We incurred approximately $147,118 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit and reviews of the Company’s financial statements for 2021.

Audit-Related Fees

IT Tech Packaging did not incur any audit-related fees to WWC in 2020.

IT Tech Packaging did not incur any audit-related fees to WWC in 2021.

Tax Reporting Preparation Fees

IT Tech Packaging did not incur any tax Reporting Preparation fees to WWC in 2020.

IT Tech Packaging did not incur any tax Reporting Preparation fees to WWC in 2021.

All Other Fees

IT Tech Packaging did not incur any fees from its registered independent public accounting firm for services rendered to IT Tech Packaging, other than the services covered in “Audit Fees” and “Audit-Related Fees” for the fiscal years ended December 31, 2021, and 2020.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2021and 2020, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007.

3.1	Articles of Incorporation, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007

3.3	Bylaws, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

4.1	Specimen of Common Stock certificate, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

4.2	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

4.3	Description of Securities, incorporated by reference to exhibit 4.3 to our Annual Report on Form 10-K filed with the SEC on March 23, 2020.

4.4	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

4.5	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2020.

4.6	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

4.7	Warrant Agency Agreement dated March 1, 2021 by and between the Company and Empire Stock Transfer Inc., incorporated by reference to the Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

4.8	Form of Common Stock Purchase Warrant, incorporated by reference to the Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui District Dayin Township Wuji Village Committee and Party Branch, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010

10.2	Land Use Rights Certificate, dated March 10, 2003, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010

10.3	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Dongfang Paper and Baoding Shengde, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.4	Proxy Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

Exhibit No.	Description of Exhibit

10.5	Loan Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.6	Call Option Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.7	Share Pledge Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.8	Call Option Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010

10.9	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010

10.10	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”), incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.11	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”)., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.12	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.13	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.14	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.15	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and Hebei Shuangxing Paper Co., Ltd., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009

Exhibit No.	Description of Exhibit

10.16	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between IT Tech Packaging, Inc. and Roth Capital Partners, LLC, incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010

10.17	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Dongfang Paper Milling Company Limited for the purchase of a series of paper machineries and equipment, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010

10.18	Letter from Mr. Zhenyong Liu regarding postponement of interest payments by IT Tech Packaging, Inc., incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 25, 2014.

10.19	Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Shanghai Pudong Development Bank Inc., Baoding Branch, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 25, 2014.

10.20	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Rural Credit Union of Xushui District, incorporated by reference to Exhibit 10.24 to our Annual Report on Form10-K filed on March 25, 2014.

10.21	Engagement Letter, dated as of June 3, 2014, between the Company and H.C. Wainwright & Co., LLC and amendments dated as of July 1, 2014, August 19, 2014 and August 25, 2014, incorporated by reference to exhibits 1.1, 1.2, 1.3and 1.4to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

10.22	Securities Purchase Agreement, dated August 25, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

10.23	Appointment Letter dated November 3, 2014, by and between IT Tech Packaging, Inc. and Marco Ku Hon Wai, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 6,2014.

10.24	Loan Agreement dated December 2, 2014, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.

10.25	Loan Agreement dated March 1, 2015, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 25, 2015.

10.26	Agreement dated July 1, 2015, among China Orient, Hebei Baoding Dongfang Paper Milling Company Limited, Baoding Shengde Paper Co., Ltd., Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2015

10.27	Acquisition Agreement dated June 25, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and Hebei Tengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2019.

Exhibit No.	Description of Exhibit

10.28	Supplement Agreement dated December 16, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and Hebei Tengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 27, 2019

10.29	Letter Agreement dated April 21, 2020, by and between the Company and Maxim Group LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

10.30	Securities Purchase Agreement dated April 29, 2020 by and between the Company and certain purchasers, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

10.31	Amendment to Securities Purchase Agreement dated May 4, 2020, by and between the Company and certain purchasers, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2020.

10.32	Letter Agreement dated January 14, 2021, by and between the Company and Maxim Group, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.33	Form of Securities Purchase Agreement among the Company and certain institutional investors, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.34	Underwriting Agreement dated as of February 24, 2021 by and between the Company and Maxim Group LLC, incorporated by reference to the Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

14.1	Code of Ethics and Business Conduct, incorporated by reference to the Exhibit 14.1 to our Annual Report on Form10-K filed with the SEC on March 18, 2013

21.1	Lists of Subsidiaries, incorporated by reference to the exhibit to our Annual Report on Form 10-K filed with the SEC on March 15, 2011

23.1*	Consent of WWC, P.C. Certified Accountants.

31.1*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16 Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2022

IT TECH PACKAGING, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	March 15, 2022
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	March 15, 2022
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	March 15, 2022
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	March 15, 2022
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	March 15, 2022
Wenbing Christopher Wang

/s/ LushaNiu	Director	March 15, 2022
LushaNiu