Form 10-Q
period 2022-03-31
IT TECH PACKAGING, INC.
filed 2022-05-10
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, there were 99,049,900 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and bank balances	$15,358,443	$11,201,612
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $73,563 and $69,053 as of March 31, 2022 and December 31, 2021, respectively)	4,984,738	4,868,934
Inventories	4,354,676	5,844,895
Prepayments and other current assets	23,025,189	25,796,640
Due from related parties	892,743	7,804,068

Total current assets	48,615,789	55,516,149

Prepayment on property, plant and equipment	-	43,446,210
Finance lease right-of-use assets, net	2,254,357	2,286,459
Property, plant, and equipment, net	174,077,916	126,587,428
Value-added tax recoverable	2,396,938	2,430,277
Deferred tax asset non-current	11,666,488	11,268,679
Total Assets	$239,011,488	$241,535,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$5,984,374	$5,958,561
Current portion of long-term loans from credit union	6,868,089	6,838,465
Lease liability	228,051	210,161
Accounts payable	72,616	10,255
Advance from customers	39,866	39,694
Due to related parties	727,433	727,433
Accrued payroll and employee benefits	278,287	291,206
Other payables and accrued liabilities	5,739,631	5,250,539
Income taxes payable	-	1,108,038
Total current liabilities	19,938,347	20,434,352

Loans from credit union	2,992,974	2,980,065
Deferred gain on sale-leaseback	131,185	155,110
Lease liability - non-current	84,204	152,233
Derivative liability	1,676,946	2,063,534
Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $17,240,190 and $17,924,475 as of March 31, 2022 and December 31, 2021, respectively)	24,823,656	25,785,294

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 99,049,900 shares issued and outstanding as of March 31, 2022 and December, 31,2021.	99,050	99,050
Additional paid-in capital	88,927,787	88,927,787
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive income	11,422,306	10,496,168
Retained earnings	107,658,115	110,146,329
Total stockholders’ equity	214,187,832	215,749,908
Total Liabilities and Stockholders’ Equity	$239,011,488	$241,535,202

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenues	$15,481,618	$24,209,427
Cost of sales	(15,171,173)	(22,378,422)

Gross Profit	310,445	1,831,005

Selling, general and administrative expenses	(3,300,881)	(2,555,318)
Gain on acquisition	34,003	-

Loss from Operations	(2,956,433)	(724,313)

Other Income (Expense):
Interest income	3,455	4,333
Subsidy income	-	196,787
Interest expense	(270,813)	(278,901)
Gain (Loss) on derivative liability	386,588	(3,636,967)
Loss before Income Taxes	(2,837,203)	(4,439,061)

Provision for Income Taxes	348,989	100,205

Net Loss	(2,488,214)	(4,338,856)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	926,138	(1,468,770)

Total Comprehensive Loss	$(1,562,076)	$(5,807,626)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.03)	$(0.12)

Outstanding – Basic and Diluted	99,049,900	36,156,280

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$(2,488,214)	$(4,338,856)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,773,236	4,092,487
(Gain) Loss on derivative liability	(386,588)	3,636,967
Gain on acquisition	(34,001)	-
Allowance for bad debts	4,211	52,018
Deferred tax	(348,989)	(589,094)
Changes in operating assets and liabilities:
Accounts receivable	(98,921)	(2,920,798)
Prepayments and other current assets	3,056,189	(3,645,323)
Inventories	1,515,515	(6,270,151)
Accounts payable	62,315	1,785,742
Related parties	-	(311,679)
Accrued payroll and employee benefits	(14,181)	86,375
Other payables and accrued liabilities	483,666	(84,719)
Income taxes payable	(1,112,820)	226,699
Net Cash Provided by (Used in) Operating Activities	4,411,418	(8,280,332)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(368,504)	(44,599)
Acquisition of land	(6,807,468)	-
Net Cash Used in Investing Activities	(7,175,972)	(44,599)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	-	41,837,553
Payment of capital lease obligation	(51,708)	(43,230)
Loan repaid by a related party	6,945,022	-

Net Cash Provided by Financing Activities	6,893,314	41,794,323

Effect of Exchange Rate Changes on Cash and Cash Equivalents	28,071	(170,838)

Net Increase in Cash and Cash Equivalents	4,156,831	33,298,554

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	11,201,612	4,142,437

Cash, Cash Equivalents and Restricted Cash - End of Period	$15,358,443	$37,440,991

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$85,094	$97,642
Cash paid for income taxes	$1,112,820	$262,191

Cash and bank balances	15,358,443	37,440,991
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	15,358,443	37,440,991

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2020	28,535,816	$28,536	$53,989,548	$6,080,574	$5,740,722	$109,240,794	$175,080,174
Issuance of shares to institutional investors	26,181,818	26,182	8,002,488				8,028,670
Issuance of shares to public investors	29,277,866	29,278	15,585,867				15,615,145
Exercise of warrants	15,054,400	15,054	11,349,884				11,364,938
Foreign currency translation adjustment					(1,468,772)		(1,468,772)
Net income						(4,338,856)	(4,338,856)
Balance at March 31, 2021	99,049,900	$99,050	$88,927,787	$6,080,574	$4,271,950	$104,901,938	$204,281,299

Balance at December 31, 2021	99,049,900	$99,050	$88,927,787	$6,080,574	$10,496,168	$110,146,329	$215,749,908
Foreign currency translation adjustment					926,138		926,138
Net income						(2,488,214)	(2,488,214)
Balance at March 31, 2022	99,049,900	$99,050	$88,927,787	$6,080,574	$11,422,306	$107,658,115	$214,187,832

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

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with the shareholder of Hebei Tengsheng Paper Co., Ltd. (“Hebei Tengsheng”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Hebei Tengsheng. Full payment of the consideration in the amount of RMB320 million (approximately $45 million) was made on February 23, 2022.

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper for the three months ended March 31, 2022 and 2021 was accounted for 99.63% and 99.46% of the Company’s total revenue, respectively. Dongfang Paper also accounted for 86.52% and 84.13% of the total assets of the Company as of March 31, 2022 and December 31, 2021, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2022 and December 31, 2021, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 are as follows:

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

	March 31,	December 31,
	2022	2021
ASSETS

Current Assets
Cash and bank balances	$2,724,233	$1,921,407
Restricted cash	-	-
Accounts receivable	4,984,738	4,867,759
Inventories	4,343,573	5,823,762
Prepayments and other current assets	17,582,379	19,942,878
Due from related parties	892,743	888,893

Total current assets	30,527,666	33,444,699

Prepayment on property, plant and equipment		41,877,755
Finance lease right-of-use assets, net	2,254,357	2,286,459
Property, plant, and equipment, net	163,940,060	116,054,387
Deferred tax asset non-current	10,080,698	9,547,741

Total Assets	$206,802,781	$203,211,041

LIABILITIES

Current Liabilities
Short-term bank loans	$5,984,374	$5,958,561
Current portion of long-term loans from credit union	2,299,865	2,289,945
Lease liability	228,051	210,161
Accounts payable	72,616	10,255
Advance from customers	39,866	39,694
Due to related parties	-	-
Accrued payroll and employee benefits	263,376	279,513
Other payables and accrued liabilities	5,143,679	4,740,900
Income taxes payable	-	1,108,038

Total current liabilities	14,031,827	14,637,067

Loans from credit union	2,992,974	2,980,065
Deferred gain on sale-leaseback	131,185	155,110
Lease liability - non-current	84,204	152,233

Total liabilities	$17,240,190	$17,924,475

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 of the Company, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “the Company”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

(3) Restricted Cash

Restricted cash was nil as of March 31, 2022 and December 31, 2021.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Raw Materials
Recycled paper board	$2,373,036	$2,097,062
Recycled white scrap paper	11,859	11,808
Gas	35,213	32,753
Base paper and other raw materials	278,958	206,531
	2,699,066	2,348,154
Semi-finished Goods	398,665	96,087
Finished Goods	1,256,945	3,400,654
Total inventory, gross	4,354,676	5,844,895
Inventory reserve	-	-
Total inventory, net	$4,354,676	$5,844,895

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Prepaid land lease	$189,030	$188,215
Prepayment for purchase of materials	6,965,186	9,190,527
Prepayment for purchase of equipment	1,114,206	980,786
Value-added tax recoverable	14,735,418	14,740,296
Others	21,349	696,816
	$23,025,189	$25,796,640

(6) Property, plant and equipment, net

As of March 31, 2022 and December 31, 2021, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Property, Plant, and Equipment:
Land use rights	$63,287,459	$12,790,062
Building and improvements	74,932,903	74,609,698
Machinery and equipment	171,073,452	170,149,367
Vehicles	797,986	725,838
Construction in progress	-	-
Totals	310,091,800	258,274,965
Less: accumulated depreciation and amortization	(136,013,884)	(131,687,537)
Property, Plant and Equipment, net	$174,077,916	$126,587,428

As of March 31, 2022 and December 31, 2021, land use rights represented twenty three parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2022 and December 31, 2021, certain property, plant and equipment of Dongfang Paper with net values of $928,347 and $1,130,333, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $5,990,831 and $6,002,195, respectively, as of March 31, 2022 and December 31, 2021 was pledged for the bank loan from Industrial & Commercial Bank of China. Land use right of Hebei Tengsheng with net value of $5,704,148 and $5,690,261, respectively, as of March 31, 2022 and December 31, 2021 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $4,417,524 and $4,407,889, respectively, as of March 31, 2022 and December 31, 2021 was pledged for another long-term loan from credit union of Baoding Shengde. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,773,236 and $4,089,067 for the three months ended March 31, 2022 and 2021, respectively.

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

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $2,254,357 and $2,286,459 as of March 31, 2022 and December 31, 2021, respectively. The lease liability was $312,255 and $362,394, and its current portion in the amount of $228,051 and $210,161 as of March 31, 2022 and December 31, 2021, respectively.

Amortization of the Leased Equipment was $42,006 and $40,997for the three months ended March 31, 2022 and 2021. Total interest expenses for the sale-leaseback arrangement was $13,507 and $20,418 for the three months ended March 31, 2022 and 2021.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of March 31, 2022 were as follows:

March 31,	Amount
2023	260,861
2024	86,954
Less: unearned discount	(35,560)
312,255
Less: Current portion lease liability	(228,051)
$84,204

(8) Loans Payable

Short-term bank loans

On November 25, 2021, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,984,374 and $5,958,561 as of March 31, 2022 and December 31, 2021, respectively. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by November 17, 2022.

As of March 31, 2022, there were guaranteed short-term borrowings of $5,984,374 and unsecured bank loans of $nil. As of December 31, 2021, there were guaranteed short-term borrowings of $5,958,561 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2022 and 2021 were approximately 4.79%.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans from credit union

As of Mar 31, 2022 and December 31, 2021, loans payable to Rural Credit Union of Xushui District, amounted to $9,861,063 and $9,818,530, respectively.

	March 31,	December 31,
	2022	2021
Rural Credit Union of Xushui District Loan 1	$1,354,715	$1,348,871
Rural Credit Union of Xushui District Loan 2	3,938,124	3,921,139
Rural Credit Union of Xushui District Loan 3	2,520,399	2,509,528
Rural Credit Union of Xushui District Loan 4	2,047,825	2,038,992
Total	9,861,063	9,818,530
Less: Current portion of long-term loans from credit union	(6,868,089)	(6,838,465)
Long-term loans from credit union	$2,992,974	$2,980,065

As of Mar 31, 2022, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
Remainder of 2022	$6,868,089
2023	2,992,974
Total	9,861,063

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of March 31, 2022 and December 31, 2021, total outstanding loan balance was $1,354,715 and$1,348,871, respectively, Out of the total outstanding loan balance, current portion amounted were $330,802 and $329,376 as of March 31, 2022 and December 31, 2021, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,023,913 and $1,019,495 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $928,347 and $1,130,333 as of March 31, 2022 and December 31, 2021, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of March 31, 2022 and December 31, 2021, the total outstanding loan balance was $3,938,124 and $3,921,139, respectively. Out of the total outstanding loan balance, current portion amounted were $1,969,062 and $1,960,569 as of March 31, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,969,062 and $1,960,570 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of March 31, 2022 and December 31, 2021, the total outstanding loan balance was $2,520,399 and $2,509,528, respectively, which are presented as current liabilities in the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of March 31, 2022 and December 31, 2021, the total outstanding loan balance was $2,047,825 and $2,038,992, respectively, which are presented as current liabilities in the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2022 and 2021 were $257,306 and $258,483, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $403,791 and $402,047 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2022 and December 31, 2021, approximately $47,257 and $47,054 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of March 31, 2022 and December 31, 2021, the outstanding interest was $216,498 and $215,565, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2022 and December 31, 2021, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three months ended March 31, 2022 and 2021. The accrued interest owing to Mr. Zhenyong Liu was approximately $667,546 and $664,666, as of March 31, 2022 and December 31, 2021, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,915,176(RMB44,089,085). The loan will be due on June 29, 2022. The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

As of March 31, 2022 and December 31, 2021, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $157,522 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term for another four years in total, with the same rental payment as original lease agreement.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Accrued electricity	$175,436	$135,360
Accrued rental	101,528	61,879
Value-added tax payable	190,500	-
Accrued interest to a related party	667,546	664,666
Payable for purchase of equipment	3,376,680	3,379,368
Accrued commission to salesmen	16,374	15,274
Accrued bank loan interest	1,183,013	992,989
Others	28,554	1,003
Totals	$5,739,631	$5,250,539

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the March 31, 2022:

Three months ended
March 31, 2022
Expected term	1.80 - 2.75
Expected average volatility	85% - 102%
Expected dividend yield	-
Risk-free interest rate	0.19% - 2.45%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2021	$2,063,534
Addition of new derivatives recognized as warrant	-
Addition of new derivatives recognized as loss on derivatives	-
Exercise of warrants	-
Change in fair value of derivative liability	(386,588)
Balance at March 31, 2022	$1,676,946

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

Pursuant to the 2020 Purchase Agreement, the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock and warrants to purchase up to 4,400,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $0.7425 per share. These warrants are exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 880,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $0.7425 per share and 3,520,000 May 2020 Warrants were outstanding as of March 31, 2022. The Company classified warrant as liabilities and accounted for the issuance of the May 2020Warrants as a derivative.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818 warrants to purchase up to 26,181,818 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants are exercisable commencing on January 20, 2021 at an exercise price of $0.55 and will expire on January 20, 2026. 14,106,900 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $0.55 per share. 12,074,918 January 2021 Warrants were outstanding as of March 31, 2022.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 29,277,866 shares of common stock and 14,638,933 warrants to purchase up to 14,638,933 shares of common stock (the “March 2021 Warrants”). The March 2021Warrants are exercisable commencing on March 1, 2021at an exercise price of $0.75 and will expire on March 1, 2026. 67,500 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $0.75 per share and 14,571,433 March 2021 Warrants were outstanding as of March 31, 2022.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

A summary of stock warrant activities is as below:

	Three months Ended March 31, 2022
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	30,166,351	$0.6691
Issued during the period	-
Exercised during the period	-
Cancelled or expired during the period	-
Outstanding and exercisable at end of the period	30,166,351	$0.6691

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2022.

Warrants Outstanding			Warrants Exercisable
Weighted Average
Remaining
Number of	Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
30,166,351	3.84	$0.6691	30,166,351	$0.6691

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of March 31, 2022and December 31, 2021 are nil.

(14) Earnings Per Share

For the three months ended March 31, 2022 and 2021, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31,
	2022	2021
Basic loss per share
Net loss for the period - numerator	$(2,488,214)	$(4,338,856)
Weighted average common stock outstanding - denominator	99,049,900	36,156,280

Net loss per share	$(0.03)	$(0.12)

Diluted income per share
Net income for the period- numerator	$(2,488,214)	$(4,338,856)
Weighted average common stock outstanding - denominator	99,049,900	36,156,280

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	99,049,900	36,156,280

Diluted loss per share	$(0.03)	$(0.12)

For the three months ended March 31, 2022 and 2021 there were no securities with dilutive effect issued and outstanding.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) Income Taxes

United States

The Company and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34%and 0%, respectively. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 TCJA”), which significantly changed U.S. tax law. The 2017 TCJA lowered the Company’s U.S. statutory federal income tax rate from the highest rate of 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income which requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the 2017 TCJA. SAB 118 provides a measurement period of up to one year from the 2017 TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the 2017 TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 TCJA.

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

The provisions for income taxes for three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
Provision for Income Taxes
Current Tax Provision PRC	$-	$488,889
Deferred Tax Provision PRC	(348,989)	(589,094)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(348,989)	$(100,205)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $2,508,797 and $0 for U.S. income tax purposes for the years ended December 31, 2021 and 2019, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of March 31, 2022,management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of March 31, 2022, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	March 31,	December 31,
	2022	2021
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$15,237,384	$14,754,456
Impairment of property, plant and equipment	808,596	783,433
Miscellaneous	373,757	342,170
Net operating loss carryover of PRC company	246,751	388,620
Total deferred tax assets	16,666,488	16,268,679
Less: Valuation allowance	(5,000,000)	(5,000,000)
Total deferred tax assets, net	$11,666,488	11,268,679

	Three Months Ended
	March 31,
	2022	2021
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction		(22.7%)
Effect of tax and book difference	(12.7%)
(Over) Under-provision in previous year
Change in valuation allowance
Effective income tax rate	12.3%	2.3%

During the three months ended March 31, 2022 and 2021, the effective income tax rate was estimated by the Company to be 12.3% and 2.3%, respectively.

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

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2022 and December 31, 2021, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended March 31, 2022 and 2021, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(16) Stock Incentive Plans

2021 Incentive Stock Plan

On November 12, 2021, the Company’s Annual General Meeting adopted and approved the 2021 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc. (the”2021 Plan”).Under the 2021 ISP, the Company has reserved a total of 1,500,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

(17) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,903 (RMB120,000). This operating lease is renewable at the end of the 30-year term.

As mentioned in Note (8) Related Party Transactions, in connection with the sale of Industrial Buildings to Hebei Fangsheng, Hebei Fangsheng agrees to lease the Industrial Buildings back to the Company at an annual rental of $157,522 (RMB1,000,000), for a total term of up to five years.

Future minimum lease payments of all operating leases are as follows:

March 31,	Amount
2023	71,411
2024	18,903
2025	18,903
2026	18,903
2027	18,903
Thereafter	89,789
Total operating lease payments	$236,813

Capital commitment

As of March 31, 2022, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $4,749,646 and $4,700,927 as of March 31, 2022 and December 31, 2021, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of March 31, 2022 and December 31, 2021, the Company guaranteed its long-term loan from financial institutions amounting to $4,883,274 (RMB31,000,000) and $4,862,211 (RMB31,000,000), respectively, that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	March 31, 2022
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Revenues	$15,026,633	$398,388	$56,597	$-	$-	$15,481,618
Gross profit	857,544	(563,777)	16,678	-	-	310,445
Depreciation and amortization	1,270,492	2,061,937	440,807	-	-	3,773,236
Interest income	1,956	170	1,329	-	-	3,455
Interest expense	173,189	13,507	84,117	-	-	270,813
Income tax expense(benefit)	(80,399)	(411,191)	142,601	-	-	(348,989)
Net income (loss)	(704,673)	(1,605,442)	(231,890)	19,788	34,003	(2,488,214)

	Three Months Ended
	March 31, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Revenues	$22,827,553	$1,251,416	$130,458	$-	$-	$24,209,427
Gross profit	2,262,681	(456,207)	24,531	-	-	1,831,005
Depreciation and amortization	1,833,101	2,257,067	2,319	-	-	4,092,487
Interest income	2,366	206	1,761	-	-	4,333
Interest expense	176,386	20,418	82,097	-	-	278,901
Income tax expense(benefit)	416,855	(515,629)	(1,431)	-	-	(100,205)
Net income (loss)	1,087,209	(1,478,604)	(68,045)	(3,879,416)	-	(4,338,856)

	As of March 31, 2022
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of Inter-	Enterprise- wide,
	Paper	Tengsheng	Shengde	to Segments	segment	consolidated
Total assets	$63,717,093	143,085,690	23,402,793	8,805,912	-	239,011,488

	As of December 31, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of Inter-	Enterprise- wide,
	Paper	Tengsheng	Shengde	to Segments	segment	consolidated
Total assets	$109,369,166	93,841,874	29,181,392	9,142,770	-	241,535,202

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2022, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2021, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2022, the Company had two major suppliers accounted for 77% and 13% of total purchases.

For the three months ended March 31, 2021, the Company had two major suppliers accounted for 81% and 10% of total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of March 31, 2022 and December 31, 2021. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 ($ 78,762) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2022 and December 31, 2021, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB39,944,290 ($6,292,223) as of March 31, 2022.

(21) Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.ASU 2016-13 replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 requires use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. In October 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic326): Effective Dates”, to finalize the effective date delays for private companies, not-for-profits, and smaller reporting companies applying the CECL standards. The ASU is effective for reporting periods beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-13 on our condensed consolidated financial statements.

(23) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2022 and 2021 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Recent Development

On December 7, 2021, the Company announced that it has officially started its surgical masks production after a month of trial production since the end of November 2021. The Company’s surgical masks comply with China’s pharmaceutical industry standard YY0469-2011.

Results of Operations

Comparison of the Three months ended March 31, 2022 and 2021

Revenue for the three months ended March 31, 2022 was $15,481,618, a decrease of $8,727,809, or 36.05%, from $24,209,427 for the same period in the previous year. This was mainly due to the decrease in sales volume of Regular corrugating medium paper, Offset Printing Paper and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended March 31, 2022 was $15,425,022, a decrease of $8,653,947, or 35.94%, from $24,078,969 for the first quarter of 2021. Total offset printing paper, CMP and tissue paper products sold during the three months ended March 31, 2022 amounted to 29,483 tonnes, a decrease of 16,075 tonnes, or 35.28%, compared to 45,558 tonnes sold in the comparable period in the previous year. Production of CMP was suspended during January and February and offset printing paper suspended in the first quarter of 2022, due to China’s New Year and restriction on production during Beijing Winter Olympics as required by the government. The changes in revenue dollar amount and in quantity sold for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2022		March 31, 2021		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	25,245	$13,099,222	33,626	$16,964,038	(8,381)	$(3,864,816)	-24.92%	-22.78%
Light-Weight CMP	3,841	$1,927,412	7,670	$3,747,734	(3,829)	$(1,820,322)	-49.92%	-48.57%
Total CMP	29,086	$15,026,634	41,296	$20,711,771	(12,210)	$(5,685,137)	-29.57%	-27.45%
Offset Printing Paper	-	$-	3,142	$2,115,782	(3,142)	$(2,115,782)	(100.00)%	(100.00)%
Tissue Paper Products	397	$398,388	1,120	$1,251,416	(723)	$(853,028)	-64.55%	-68.17%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	29,483	$15,425,022	45,558	$24,078,969	(16,075)	$(8,653,947)	-35.28%	-35.94%

Monthly sales revenue for the 24 months ended March 31, 2022, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended March 31, 2022 and 2021 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended March 31, 2021	$673	$504	$489	$1,117
Three Months ended March 31, 2022	$-	$519	$502	$1,003
Increase (Decrease) from comparable period in the previous year	$(673)	$15	$13	$(114)
Increase (Decrease) by percentage	-%	2.98%	2.66%	-10.21%

The following chart shows the month-by-month ASPs for the 24-month period ended March 31, 2022:

Corrugating Medium Paper

Revenue from CMP amounted to $15,026,634 (97.42% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2022, representing a decrease of $5,685,137, or 27.45%, from $20,711,771 for the comparable period in 2021, as a result of production suspension of CMP.

We sold 29,086 tonnes of CMP in the three months ended March 31, 2022 as compared to 41,296 tonnes for the same period in 2021, representing a 29.57% decrease in quantity sold.

ASP for regular CMP increased from $504/tonne for the three months ended March 31, 2021 to $519/tonne for the three months ended March 31, 2022, representing a 2.98% increase. ASP in RMB for regular CMP for the first quarter of 2021 and 2022 was RMB3,282 and RMB3,294, respectively, representing a 0.37% increase. The quantity of regular CMP sold decreased by 8,381 tonnes, from 33,626 tonnes in the first quarter of 2021 to 25,245 tonnes in the first quarter of 2022.

ASP for light-weight CMP increased from $489/tonne for the three months ended March 31, 2021 to $502/tonne for the three months ended March 31, 2022, representing a 2.66% increase. ASP in RMB for light-weight CMP for the first quarter of 2021 and 2022 was RMB3,178 and RMB3,186, respectively, representing a 0.25% increase. The quantity of light-weight CMP sold decreased by 3,829 tonnes, from 7,670 tonnes in the first quarter of 2021, to 3,841 tonnes in the first quarter of 2022.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the first quarter of 2022 and 2021 were 23.04% and 38.42%, respectively, representing a decrease of 15.38%.

Quantities sold for regular CMP that was produced by the PM6 production line from April 2020 to March 2022 are as follows:

Offset printing paper

Revenue from offset printing paper was $nil for the three months ended March 31, 2022, representing a decrease of $2,115,782, or 100.00%, from $2,115,782 for the three months ended March 31, 2021. Production ceased in the first quarter of 2022. We sold 0 tonne of offset printing paper in the first quarter of 2022, as compared to 3,142 tonnes in the comparable period of 2021, a decrease of 3,142 tonnes, or 100.00%.

Tissue Paper Products

Revenue from tissue paper products was $398,388 (2.58% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2022, representing a decrease of $853,028, or 68.17%, from $1,251,416 for the three months ended March 31, 2021. We sold 397 tonnes of tissue paper in the first quarter of 2022, as compared to 1,120 tonnes in the comparable period of 2021, representing a decrease of 723 tonnes, or 64.55%.

ASP for tissue paper products decreased from $1,117/tonne for the three months ended March 31, 2021 to $1,003/tonne for the three months ended March 31, 2022, representing a 10.21% decrease. ASP in RMB for tissue paper products for the first quarter of 2021 and 2022 was RMB7,267 and RMB6,375, respectively, representing a 12.27% decrease.

Revenue of Face Mask

On April 29, 2020, we launched production line of non-medical single-use face masks, following completion of raw materials preparation, trial run of the equipment and the sample products inspection. Revenue generated from selling face mask were $56,596 and $130,458 for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of $73,862, or 56.62%. We sold 3,014 thousand pieces of face masks in the first quarter of 2022, as compared to 3,836 thousand pieces in the comparable period of 2021, a decrease of 822 thousand pieces, or 21.43%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended March 31, 2022 was $15,131,254, a decrease of $7,141,241, or 32.06%, from $22,272,495 for the comparable period in 2021. This was mainly due to the decrease in sales quantity of regular CMP, offset printing paper and tissue paper products.

Cost of sales for CMP was $14,169,089 for the quarter ended March 31, 2022, as compared to $18,858,935 for the comparable period in 2021. The decrease in the cost of sales of $4,689,846 for CMP was mainly due to the decrease in sales volume of regular CMP. Average cost of sales per tonne for CMP increased by 6.56%, from $457 in the first quarter of 2021 to $487 in the first quarter of 2022. The increase in average cost of sales was mainly attributable to the increase in repair and maintenance costs.

Cost of sales for offset printing paper was $nil for the quarter ended March 31, 2022, as compared to $1,705,938 for the comparable period in 2021.

Cost of sales for tissue paper products was $962,165 for the quarter ended March 31, 2022, as compared to $1,707,623 for the comparable period in 2021. The decrease in the cost of sales of $745,458 for tissue paper products was mainly due to the decrease in sales volume of tissue paper products and the increase in average cost of sales. Average cost of sales per tonne of tissue paper products increased by 58.95%, from $1,525 in the three months ended March 31, 2021, to $2,424 for the comparable period in 2022.

Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2022 and 2021 are summarized below:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$12,398,701		$491	$15,521,382		$462	$(3,122,681)		$29	-20.12%	6.28%
Light-Weight CMP	$1,770,388		$461	$3,337,553		$435	$(1,567,165)		$26	-46.96%	5.98%
Total CMP	$14,169,089		$487	$18,858,935		$457	$(4,689,846)		$30	-24.87%	6.56%
Offset Printing Paper	$-		$-	$1,705,938		$543	$(1,705,938)		$(543)	-100.00%	-100.00%
Tissue Paper Products	$962,165		$2,424	1,707,623		$1,525	$(745,458)		$899	-43.65%	58.95%
Total CMP, Offset Printing Paper and Tissue Paper	$15,131,254	$	n/a	$22,272,495	$	n/a	$(7,141,241)	$	n/a	-32.06%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended March 31, 2022 was RMB 1,858/tonne (approximately $293/tonne), as compared to RMB 1,878/tonne (approximately $289/tonne) for the three months ended March 31, 2021. These changes (in US dollars) represent a year-over-year increase of 1.38% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from April 2020 to March 2022 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 3% and 9.6% of total sales in the first quarter of 2022, respectively, compared to 4% and 9.7% of total sales in the first quarter of 2021. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2022 are summarized as follows:

Gross Profit

Gross profit for the three months ended March 31, 2022 was $310,445 (2.01% of the total revenue), representing a decrease of $1,520,560, or 83.05%, from the gross profit of $1,831,005 (7.56% of the total revenue) for the three months ended March 31, 2021, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended March 31, 2022 was $293,768, a decrease of $1,512,706, or 83.74%, from the gross profit of $1,806,474 for the three months ended March 31, 2021. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 5.60 percentage points, from 7.50% for the three months ended March 31, 2021, to 1.90% for the three months ended March 31, 2022.

Gross profit margin for regular CMP for the three months ended March 31, 2022 was 5.35%, or 3.15 percentage points lower, as compared to gross profit margin of 8.50% for the three months ended March 31, 2021. Such decrease was mainly due to the increase average cost of sales.

Gross profit margin for light-weight CMP for the three months ended March 31, 2022 was 8.15%, or 2.79 percentage points lower, as compared to gross profit margin of 10.94% for the three months ended March 31, 2021.

Gross profit margin for tissue paper products for the three months ended March 31, 2022 was -141.51%, or 105.05 percentage points lower, as compared to gross profit margin of -36.46% for the three months ended March 31, 2021. The increase in gross loss was mainly due to the increase in cost of base paper.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended March 31, 2022 are as follows:

Face Masks

Gross profit for face mask for the three months ended March 31, 2022 and 2021 were $16,677 and $24,531, representing a gross margin of 29.47% and 18.80%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 were $3,300,881, an increase of $745,563, or 29.18% from $2,555,318 for the three months ended March 31, 2021. The increase was mainly due to the deprecation of idle fixed assets during production suspension in first quarter of 2022.

Loss from Operations

Operating loss for the quarter ended March 31, 2022 was 2,956,433, a decrease of $2,232,120, or 308.17%, from $724,313 for the quarter ended March 31, 2021. The decrease in income from operations was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the three months ended March 31, 2022 decreased by $8,088, from $278,901 in the three months ended March 31, 2021, to $270,813. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $16,157,692 as of March 31, 2022, as compared to $16,406,559 as of March 31, 2021.

Gain on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The gain recognized on addition and change in fair value of derivative liability for the three months ended March 31, 2022 was $386,588.

Net Loss

As a result and the factors discussed above, net loss was $2,488,214 for the quarter ended March 31, 2022, representing an increase of $1,850,642, or 42.65%, from $4,338,856 for the quarter ended March 31, 2021.

Accounts Receivable

Net accounts receivable increased by $115,804, or 2.38%, to $4,984,738 as of March 31, 2022, as compared with $4,868,934 as of December 31, 2021. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 61.98% of total value of inventory as of March 31, 2022), semi-finished goods and finished goods. As of March 31, 2022, the recorded value of inventory decreased by 25.50% to $4,354,676 from $5,844,895 as of December 31, 2021. As of March 31, 2022, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $2,373,036, approximately $275,974, or 13.16%, higher than the balance as of December 31, 2021.

A summary of changes in major inventory items is as follows:

	March 31,	December 31,
	2022	2021	$ Change	% Change
Raw Materials
Recycled paper board	$2,373,036	$2,097,062	275,974	13.16%
Recycled white scrap paper	11,859	11,808	51	0.43%
Tissue base paper	81,412	38,745	42,667	110.12%
Gas	35,213	32,753	2,460	7.51%
Mask fabric and other raw materials	197,546	167,786	29,760	17.74%
Total Raw Materials	2,699,066	2,348,154	350,912	14.94%

Semi-finished Goods	398,665	96,087	302,578	314.90%
Finished Goods	1,256,945	3,400,654	-2,143,709	-63.04%
Total inventory, gross	4,354,676	5,844,895	-1,490,219	-25.50%
Inventory reserve	-	-	-
Total inventory, net	$4,354,676	$5,844,895	(1,490,219)	-25.50%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $157,522 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as original lease agreement.

Capital Expenditure Commitment as of March 31, 2022

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of March 31, 2022, we had approximately $4.7 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in the progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

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

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $2,254,357 and $2,286,459 as of March 31, 2022 and December 31, 2021, respectively. The lease liability was $312,255 and $362,394, and its current portion in the amount of $228,051 and $210,161 as of March 31, 2022 and December 31, 2021, respectively.

Amortization of the Leased Equipment was $42,006 and $40,997 for the three months ended March 31, 2022 and 2021. Total interest expenses for the sale-leaseback arrangement was $13,507 and $20,418 for the three months ended March 31, 2022 and 2021.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of March 31, 2022 was $15,358,443, an increase of $4,156,831, from $11,201,612 as of December 31, 2021. The increase of cash and cash equivalents for the three months ended March 31, 2022 was attributable to a number of factors:

i. Net cash provided by (used in) operating activities

Net cash provided by operating activities was $4,411,418 for the three months ended March 31, 2022. The balance represented an increase of cash of $12,691,750, or 153.28%, from -$8,280,332 used in operating activities for the three months ended March 31, 2021. Net loss for the three months ended March 31, 2022 was $2,488,214, representing a decrease of loss of $1,850,642, or 42.65%, from a net loss of $4,338,856 for the three months ended March 31, 2021. Changes in various asset and liability account balances throughout the three months ended March 31, 2022 also contributed to the net change in cash from operating activities in three months ended March 31, 2022. Chief among such changes is the increase of accounts receivable in the amount of $98,921 during the three months of 2022. There was also a decrease of $1,515,515 in the ending inventory balance as of March 31, 2022 (an increase to net cash for the three months ended March 31, 2022 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $3,773,236. The Company also had a net decrease of $3,056,189 in prepayment and other current assets (an increase to net cash) and a net decrease of $469,485 in other payables and accrued liabilities and related parties (an increase to net cash), as well as a decrease in income tax payable of $1,112,820 (a decrease to net cash) during the three months ended March 31, 2022.

ii. Net cash used in investing activities

We incurred $7,175,972 in net cash expenditures for investing activities during the three months ended March 31, 2022, as compared to $44,599 for the same period of 2021. Payments were mainly for the last installments for the Tengsheng land acquisition.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $6,893,314 for the three months ended March 31, 2022, as compared to net cash provided by financing activities in the amount of $41,794,323 for the three months ended March 31, 2021. A $6.9 million loan was repaid by a related party during the period.

Short-term bank loans

	March 31,	December 31,
	2022	2021
Industrial and Commercial Bank of China (“ICBC”) Loan	$5,984,374	$5,958,561

On November 25, 2021, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,984,374 and $5,958,561 as of March 31, 2022 and December 31, 2021, respectively. The working capital loan was secured by the Land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by November 17, 2022.

As of March 31, 2022, there were guaranteed short-term borrowings of $5,984,374 and unsecured bank loans of $nil. As of December 31, 2021, there were guaranteed short-term borrowings of $5,958,561 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended March 31, 2022 and 2021 were approximately 4.79%.

Long-term loans from credit union

As of March 31, 2022 and December 31, 2021, loans payable to Rural Credit Union of Xushui District, amounted to $9,861,063 and $9,818,530, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of March 31, 2022 and December 31, 2021, total outstanding loan balance was $1,354,715 and$1,348,871, respectively, Out of the total outstanding loan balance, current portion amounted were $330,802 and $329,376 as of March 31, 2022 and December 31, 2021, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,023,913 and $1,019,495 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $928,347 and $1,130,333 as of March 31, 2022 and December 31, 2021, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of March 31, 2022 and December 31, 2021, the total outstanding loan balance was $3,938,124 and $3,921,139, respectively. Out of the total outstanding loan balance, current portion amounted were $1,969,062 and $1,960,569 as of March 31, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,969,062 and $1,960,570 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of March 31, 2022 and December 31, 2021, the total outstanding loan balance was $2,520,399 and $2,509,528, respectively, which are presented as current liabilities in the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of March 31, 2022 and December 31, 2021, the total outstanding loan balance was $2,047,825 and $2,038,992, respectively, which are presented as current liabilities in the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2022 and 2021 were $257,306 and $258,483, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $403,791 and $402,047 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2022 and December 31, 2021, approximately $47,257 and $47,054 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of March 31, 2022 and December 31, 2021, the outstanding interest was $216,498 and $215,565, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2022 and December 31, 2021, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three months ended March 31, 2022 and 2021. The accrued interest owing to Mr. Zhenyong Liu was approximately $667,546 and $664,666, as of March 31, 2022 and December 31, 2021, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,915,176(RMB44,089,085). The loan will be due on June 29, 2022. The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

As of March 31, 2022 and December 31, 2021, amount due to shareholder was$727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2022 and 2021, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2022 and December 31, 2021 to translate the Chinese RMB to the U.S. Dollars are 6.3482:1 and 6.3757:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6. 3483:1 and 6.5045:1 for the three months ended March 31, 2022 and 2021, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,883,274 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File The cover page iXBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IT TECH PACKAGING, INC.

Date: May 10, 2022	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)