Form 10-Q
period 2022-06-30
IT TECH PACKAGING, INC.
filed 2022-08-09
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 09, 2022, there were 9,915,920 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30,	December 31,
	2022	2021
ASSETS

Current Assets
Cash and bank balances	$14,344,077	$11,201,612
Restricted cash	—	—
Accounts receivable (net of allowance for doubtful accounts of $51,319 and $69,053 as of June 30, 2022 and December 31, 2021, respectively)	3,820,123	4,868,934
Inventories	6,629,657	5,844,895
Prepayments and other current assets	22,807,300	25,796,640
Due from related parties	844,431	7,804,068

Total current assets	48,445,588	55,516,149

Prepayment on property, plant and equipment	—	43,446,210
Finance lease right-of-use assets, net	2,092,625	2,286,459
Property, plant, and equipment, net	161,195,384	126,587,428
Value-added tax recoverable	2,226,703	2,430,277
Deferred tax asset non-current	11,501,093	11,268,679

Total Assets	$225,461,393	$241,535,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$5,958,518	$5,958,561
Current portion of long-term loans from credit union	4,410,406	6,838,465
Lease liability	224,219	210,161
Accounts payable	17,098	10,255
Advance from customers	37,709	39,694
Due to related parties	727,433	727,433
Accrued payroll and employee benefits	228,624	291,206
Other payables and accrued liabilities	5,507,880	5,250,539
Income taxes payable	219,307	1,108,038
Total current liabilities	17,331,194	20,434,352

Loans from credit union	4,917,007	2,980,065
Deferred gain on sale-leaseback	100,820	155,110
Lease liability - non-current	20,299	152,233
Derivative liability	716,901	2,063,534
Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $16,668,603 and $17,924,475 as of June 30, 2022 and December 31, 2021, respectively)	23,086,221	25,785,294

Commitments and Contingencies

Stockholders’ Equity
Common stock, 500,000,000 shares authorized, $0.001 par value per share, 99,049,900 shares issued and outstanding as of June 30, 2022 and December, 31,2021.	99,050	99,050
Additional paid-in capital	88,927,787	88,927,787
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive (loss) income	(102,441)	10,496,168
Retained earnings	107,370,202	110,146,329
Total stockholders’ equity	202,375,172	215,749,908
Total Liabilities and Stockholders’ Equity	$225,461,393	$241,535,202

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$31,788,884	$46,534,915	$47,270,502	$70,744,342

Cost of sales	(31,154,847)	(43,505,895)	(46,326,020)	(65,884,317)

Gross Profit	634,037	3,029,019	944,482	4,860,024

Selling, general and administrative expenses	(1,869,802)	(2,597,611)	(5,170,683)	(5,152,929)
Gain on acquisition	(1,840)	—	32,163	—

(Loss) Income from Operations	(1,237,605)	431,408	(4,194,038)	(292,905)

Other Income (Expense):
Interest income	4,924	11,719	8,379	16,052
Subsidy income	—	1,104	—	197,891
Interest expense	(259,106)	(283,899)	(529,919)	(562,800)
Gain (Loss) on derivative liability	960,045	4,509,007	1,346,633	872,040

(Loss) Income before Income Taxes	(531,742)	4,669,339	(3,368,945)	230,278

Provision for Income Taxes	243,829	(5,122,587)	592,818	(5,022,382)

Net Loss	(287,913)	(453,248)	(2,776,127)	(4,792,104)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(11,524,747)	3,416,162	(10,598,609)	1,947,392

Total Comprehensive (Loss) Income	$(11,812,660)	$2,962,914	$(13,374,736)	$(2,844,712)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.003)	$(0.01)	$(0.03)	$(0.10)

Outstanding – Basic and Diluted	99,049,900	46,638,550	99,049,900	46,638,550

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$(2,776,127)	$(4,792,104)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,592,319	8,166,403
(Gain) Loss on derivative liability	(1,346,633)	(872,040)
Gain on acquisition	(33,178)	—
(Recovery from) Allowance for bad debts	(14,731)	53,074
Deferred tax	(821,225)	3,764,689
Changes in operating assets and liabilities:
Accounts receivable	845,450	(3,229,340)
Prepayments and other current assets	1,963,348	(8,060,524)
Inventories	(1,111,160)	(10,412,117)
Accounts payable	7,588	144,206
Related parties	—	(860,721)
Accrued payroll and employee benefits	(49,534)	86,928
Other payables and accrued liabilities	553,308	15,529
Income taxes payable	(859,643)	425,654
Net Cash Provided by (Used in) Operating Activities	3,949,782	(15,570,363)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(681,640)	(171,541)
Acquisition of land	(6,642,665)	—

Net Cash Used in Investing Activities	(7,324,305)	(171,541)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	—	41,837,553
Repayment of bank loans	—	(77,301)
Payment of capital lease obligation	(102,902)	(88,661)
Loan repaid by a related party	6,776,889	—

Net Cash Provided by Financing Activities	6,673,987	41,671,591

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(156,999)	201,419

Net Increase in Cash and Cash Equivalents	3,142,465	26,131,106

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	11,201,612	4,142,437

Cash, Cash Equivalents and Restricted Cash - End of Period	$14,344,077	$30,273,543

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$165,629	$312,344
Cash paid for income taxes	$1,088,049	$265,450

Cash and bank balances	14,344,077	30,273,543
Restricted cash	—	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	14,344,077	30,273,543

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total
Balance at December 31, 2020	28,535,816	$28,536	$53,989,548	$6,080,574	$5,740,722	$109,240,794	$175,080,174
Issuance of shares to institutional investors	26,181,818	26,182	8,002,488				8,028,670
Issuance of shares to public investors	29,277,866	29,278	15,585,867				15,615,145
Exercise of warrants	15,054,400	15,054	11,349,884				11,364,938
Foreign currency translation adjustment					1,947,392		1,947,392
Net income						(4,792,104)	(4,792,104)
Balance at June 30, 2021	99,049,900	$99,050	$88,927,787	$6,080,574	$7,688,114	$104,448,690	$207,244,215

Balance at December 31, 2021	99,049,900	$99,050	$88,927,787	$6,080,574	$10,496,168	$110,146,329	$215,749,908
Foreign currency translation adjustment					(10,598,609)		(10,598,609)
Net income						(2,776,127)	(2,776,127)
Balance at June 30, 2022	99,049,900	$99,050	$88,927,787	$6,080,574	$(102,441)	$107,370,202	$202,375,172

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

On August 1, 2018, we changed our corporate name to IT Tech Packaging, Inc.. The name change was effected through a parent/subsidiary short-form merger of IT Tech Packaging, Inc., our wholly-owned Nevada subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. In connection with the name change, our common stock began being traded under a new NYSE symbol, “ITP”.

On June 9, 2022, the Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split become effective on July 7, 2022 (the “Effective Date”), and the shares began trading on the split-adjusted basis on the NYSE American under the Company’s existing trading symbol “ITP” at market open on July 8, 2022. The new CUSIP number following the Reverse Stock Split will be 46527C 209.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To ensure proper compliance of the Company’s control over the ownership and operations of Dongfang Paper with certain PRC regulations, on June 24, 2009, the Company entered into a series of contractual agreements (the “Contractual Agreements”) with Dongfang Paper and Dongfang Paper Equity Owners via the Company’s wholly owned subsidiary Shengde Holdings Inc. (“Shengde Holdings”) a Nevada corporation and Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”), a wholly foreign-owned enterprise in the PRC with an original registered capital of $10,000,000 (subsequently increased to $60,000,000 in June 2010). Baoding Shengde is mainly engaged in production and distribution of digital photo paper and single-use face masks and is 100% owned by Shengde Holdings. Prior to February 10, 2010, the Contractual Agreements included (i) Exclusive Technical Service and Business Consulting Agreement, which generally provides that Baoding Shengde shall provide exclusive technical, business and management consulting services to Dongfang Paper, in exchange for service fees including a fee equivalent to 80% of Dongfang Paper’s total annual net profits; (ii) Loan Agreement, which provides that Baoding Shengde will make a loan in the aggregate principal amount of $10,000,000 to Dongfang Paper Equity Owners in exchange for each such shareholder agreeing to contribute all of its proceeds from the loan to the registered capital of Dongfang Paper; (iii) Call Option Agreement, which generally provides, among other things, that Dongfang Paper Equity Owners irrevocably grant to Baoding Shengde an option to purchase all or part of each owner’s equity interest in Dongfang Paper. The exercise price for the options shall be RMB1 which Baoding Shengde should pay to each of Dongfang Paper Equity Owner for all their equity interests in Dongfang Paper; (iv) Share Pledge Agreement, which provides that Dongfang Paper Equity Owners will pledge all of their equity interests in Dongfang Paper to Baoding Shengde as security for their obligations under the other agreements described in this section. Specifically, Baoding Shengde is entitled to dispose of the pledged equity interests in the event that Dongfang Paper Equity Owners breach their obligations under the Loan Agreement or Dongfang Paper fails to pay the service fees to Baoding Shengde pursuant to the Exclusive Technical Service and Business Consulting Agreement; and (v) Proxy Agreement, which provides that Dongfang Paper Equity Owners shall irrevocably entrust a designee of Baoding Shengde with such shareholder’s voting rights and the right to represent such shareholder to exercise such owner’s rights at any equity owners’ meeting of Dongfang Paper or with respect to any equity owner action to be taken in accordance with the laws and Dongfang Paper’s Articles of Association. The terms of the agreement are binding on the parties for as long as Dongfang Paper Equity Owners continue to hold any equity interest in Dongfang Paper. AnDongfang Paper Equity Owner will cease to be a party to the agreement once it transfers its equity interests with the prior approval of Baoding Shengde. As the Company had controlled Dongfang Paper since July 16, 2007 through Dongfang Holding and the trust until June 24, 2009 and continued to control Dongfang Paper through Baoding Shengde and the Contractual Agreements, the execution of the Contractual Agreements is considered as a business combination under common control.

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary, being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Hebei Tengsheng for the three months ended June 30, 2022 and 2021 was accounted for 99.73% and 99.77% of the Company’s total revenue, respectively. The revenue generated from Dongfang Paper and Hebei Tengsheng for the six months ended June 30, 2022 and 2021 was accounted for 99.70% and 99.66% of the Company’s total revenue, respectively. Dongfang Paper and Hebei Tengsheng also accounted for 87.11% and 84.13% of the total assets of the Company as of June 30, 2022 and December 31, 2021, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2022 and December 31, 2021, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 are as follows:

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

	June 30, 2022	December 31, 2021
ASSETS

Current Assets
Cash and bank balances	$3,693,419	$1,921,407
Restricted cash	-	-
Accounts receivable	3,820,123	4,867,759
Inventories	6,609,820	5,823,762
Prepayments and other current assets	17,304,373	19,942,878
Due from related parties	844,431	888,893

Total current assets	32,272,166	33,444,699

Prepayment on property, plant and equipment		41,877,755
Finance lease right-of-use assets, net	2,092,625	2,286,459
Property, plant, and equipment, net	152,023,115	116,054,387
Deferred tax asset non-current	10,005,097	9,547,741

Total Assets	$196,393,003	$203,211,041

LIABILITIES

Current Liabilities
Short-term bank loans	$5,958,519	$5,958,561
Current portion of long-term loans from credit union	4,410,406	2,289,945
Lease liability	224,219	210,161
Accounts payable	17,098	10,255
Advance from customers	37,709	39,694
Accrued payroll and employee benefits	220,367	279,513
Other payables and accrued liabilities	4,863,858	4,740,900
Income taxes payable	219,307	1,108,038

Total current liabilities	15,951,483	14,637,067

Loans from credit union	596,001	2,980,065
Deferred gain on sale-leaseback	100,820	155,110
Lease liability - non-current	20,299	152,233

Total liabilities	$16,668,603	$17,924,475

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2022 and the results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

(3) Restricted Cash

Restricted cash was nil as of June 30, 2022 and December 31, 2021.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Raw Materials
Recycled paper board	$5,289,833	$2,097,062
Recycled white scrap paper	11,217	11,808
Gas	148,119	32,753
Base paper and other raw materials	249,447	206,531
	5,698,616	2,348,154
Semi-finished Goods	107,309	96,087
Finished Goods	823,732	3,400,654
Total inventory, gross	6,629,657	5,844,895
Inventory reserve	-	-
Total inventory, net	$6,629,657	$5,844,895

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Prepaid land lease	$178,800	$188,215
Prepayment for purchase of materials	7,450,713	9,190,527
Prepayment for purchase of equipment	1,053,908	980,786
Value-added tax recoverable	13,910,314	14,740,296
Others	213,565	696,816
	$22,807,300	$25,796,640

(6) Property, plant and equipment, net

As of June 30, 2022 and December 31, 2021, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Property, Plant, and Equipment:
Land use rights	$59,862,539	$12,790,062
Building and improvements	70,877,768	74,609,698
Machinery and equipment	161,815,491	170,149,367
Vehicles	754,802	725,838
Construction in progress	312,191	-
Totals	293,622,791	258,274,965
Less: accumulated depreciation and amortization	(132,427,407)	(131,687,537)
Property, Plant and Equipment, net	$161,195,384	$126,587,428

As of June 30, 2022 and December 31, 2021, land use rights represented twenty three parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2022 and December 31, 2021, certain property, plant and equipment of Dongfang Paper with net values of $682,421 and $1,130,333, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $5,631,283 and $6,002,195, respectively, as of June 30, 2022 and December 31, 2021 was pledged for the bank loan from Industrial & Commercial Bank of China (“ICBC”). Land use right of Hebei Tengsheng with net value of $5,364,917 and $5,690,261, respectively, as of June 30, 2022 and December 31, 2021 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $4,151,619 and $4,407,889, respectively, as of June 30, 2022 and December 31, 2021 was pledged for another long-term loan from credit union of Baoding Shengde. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,819,083 and $4,073,916 for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization of property, plant and equipment was $7,592,319 and $8,166,403 for the six months ended June 30, 2022 and 2021, respectively.

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

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $2,092,625 and $2,286,459 as of June 30, 2022 and December 31, 2021, respectively. The lease liability was $244,518 and $362,394, and its current portion in the amount of $224,219 and $210,161 as of June 30, 2022 and December 31, 2021, respectively.

Amortization of the Leased Equipment was $39,972 and $41,457 for the three months ended June 30, 2022 and 2021. Amortization of the Leased Equipment was $81,978 and $82,454 for the six months ended June 30, 2022 and 2021. Total interest expenses for the sale-leaseback arrangement was $10,862 and $18,932 for the three months ended June 30, 2022 and 2021.Total interest expenses for the sale-leaseback arrangement was $24,369 and $39,350 for the six months ended June 30, 2022 and 2021.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of June 30, 2022 were as follows:

June 30,	Amount
2023	246,744
2024	20,562
Less: unearned discount	(22,788)
244,518
Less: Current portion lease liability	(224,219)
$20,299

(8) Loans Payable

Short-term bank loans

On November 25, 2021, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,660,518 and $5,958,561 as of June 30, 2022 and December 31, 2021, respectively. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by November 17, 2022.

As of June 30, 2022, there were guaranteed short-term borrowings of $5,660,518 and unsecured bank loans of $nil. As of December 31, 2021, there were guaranteed short-term borrowings of $5,958,561 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended June 30, 2022 and 2021 were approximately 4.79%. The average short-term borrowing rates for the six months ended June 30, 2022 and 2021 were approximately 4.79%.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans from credit union

As of June 30, 2022 and December 31, 2021, loans payable to Rural Credit Union of Xushui District, amounted to $9,327,413 and $9,818,530, respectively.

	June 30,	December 31,
	2022	2021
Rural Credit Union of Xushui District Loan 1	$1,281,402	$1,348,871
Rural Credit Union of Xushui District Loan 2	3,725,005	3,921,139
Rural Credit Union of Xushui District Loan 3	2,384,003	2,509,528
Rural Credit Union of Xushui District Loan 4	1,937,003	2,038,992
Total	9,327,413	9,818,530
Less: Current portion of long-term loans from credit union	(4,410,406)	(6,838,465)
Long-term loans from credit union	$4,917,007	$2,980,065

As of Jun 30, 2022, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
Remainder of 2022	$4,410,406
2023	4,917,007
Total	9,327,413

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of June 30, 2022 and December 31, 2021, total outstanding loan balance was $1,281,402 and$1,348,871, respectively, Out of the total outstanding loan balance, current portion amounted were $685,401 and $329,376 as of June 30, 2022 and December 31, 2021, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $596,001 and $1,019,495 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $682,421 and $1,130,333 as of June 30, 2022 and December 31, 2021, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of June 30, 2022 and December 31, 2021, the total outstanding loan balance was $3,725,005 and $3,921,139, respectively. Out of the total outstanding loan balance, current portion amounted were $3,725,005 and $1,960,569 as of June 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,960,570 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of June 30, 2022 and December 31, 2021, the total outstanding loan balance was $2,384,003 and $2,509,528, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,509,528 as of June 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,384,003 and $nil are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of June 30, 2022 and December 31, 2021, the total outstanding loan balance was $1,937,003 and $2,038,992, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,038,992 as of June 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,937,003 and $nil are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2022 and 2021 were $248,244 and $264,967, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2022 and 2021 were $505,550 and $523,450, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $381,938 and $402,047 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2022 and December 31, 2021, approximately $44,700 and $47,054 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance was due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of June 30, 2022 and December 31, 2021, the outstanding interest was $204,782 and $215,565, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2022 and December 31, 2021, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and six months ended June 30, 2022 and 2021. The accrued interest owing to Mr. Zhenyong Liu was approximately $631,420 and $664,666, as of June 30, 2022 and December 31, 2021, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,915,176(RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

As of June 30, 2022 and December 31, 2021, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Accrued electricity	$84,676	$135,360
Accrued rental	133,284	61,879
Value-added tax payable	128,497	-
Accrued interest to a related party	631,420	664,666
Payable for purchase of equipment	3,193,945	3,379,368
Accrued commission to salesmen	14,657	15,274
Accrued bank loan interest	1,296,451	992,989
Others	24,950	1,003
Totals	$5,507,880	$5,250,539

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the June 30, 2022:

Three months ended June 30, 2022
Expected term	1.68 - 2.75
Expected average volatility	85% - 114%
Expected dividend yield	-
Risk-free interest rate	0.19% - 2.99%

The following table summarizes the changes in the derivative liabilities during the three months ended June 30, 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2021	$2,063,534
Addition of new derivatives recognized as warrant	-
Addition of new derivatives recognized as loss on derivatives	-
Exercise of warrants	-
Change in fair value of derivative liability	(1,346,633)
Balance at June 30, 2022	$716,901

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

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 4,400,000 shares of common stock and warrants to purchase up to 4,400,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $0.7425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 880,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $0.7425 per share and 3,520,000 May 2020 Warrants were outstanding as of June 30, 2022. The Company classified warrant as liabilities and accounted for the issuance of the May 2020 Warrants as a derivative.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 26,181,818 shares of common stock and 26,181,818 warrants to purchase up to 26,181,818 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $0.55 and will expire on January 20, 2026. 14,106,900 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $0.55 per share. 12,074,918 January 2021 Warrants were outstanding as of June 30, 2022.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 29,277,866 shares of common stock and 14,638,933 warrants to purchase up to 14,638,933 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $0.75 and will expire on March 1, 2026. 67,500 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $0.75 per share and 14,571,433 March 2021 Warrants were outstanding as of June 30, 2022.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

A summary of stock warrant activities is as below:

	Six months Ended June 30, 2022
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	30,166,351	$0.6691
Issued during the period	-
Exercised during the period	-
Cancelled or expired during the period	-
Outstanding and exercisable at end of the period	30,166,351	$0.6691

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2022.

Warrants Outstanding			Warrants Exercisable
Weighted Average
Remaining
Number of	Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
30,166,351	3.59	$0.6691	30,166,351	$0.6691

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of June 30, 2022 and December 31, 2021 are nil.

(14) Earnings Per Share

For the three months ended June 30, 2022 and 2021, basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30,
	2022	2021
Basic loss per share
Net loss for the period - numerator	$(287,913)	$(453,248)
Weighted average common stock outstanding - denominator	99,049,900	46,638,550

Net loss per share	$(0.003)	$(0.01)

Diluted income per share
Net income for the period- numerator	$(287,913)	$(453,248)
Weighted average common stock outstanding - denominator	99,049,900	46,638,550

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	99,049,900	46,638,550

Diluted loss per share	$(0.003)	$(0.01)

For the six months ended June 30, 2022 and 2021, basic and diluted net income per share are calculated as follows:

	Six Months Ended June 30,
	2022	2021
Basic loss per share
Net loss for the period - numerator	$(2,776,127)	$(4,792,104)
Weighted average common stock outstanding - denominator	99,049,900	46,638,550

Net loss per share	$(0.03)	$(0.10)

Diluted loss per share
Net loss for the period - numerator	$(2,776,127)	$(4,792,104)
Weighted average common stock outstanding - denominator	99,049,900	46,638,550

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	99,049,900	46,638,550

Diluted loss per share	$(0.03)	$(0.10)

For the three and six months ended June 30, 2022 and 2021 there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,
	2022	2021
Provision for Income Taxes
Current Tax Provision U.S.	$-	$14,717
Current Tax Provision PRC	228,407	754,087
Deferred Tax Provision PRC	(472,236)	4,353,783
Total Provision for (Deferred tax benefit)/ Income Taxes	$(243,829)	$5,122,587

The provisions for income taxes for six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,
	2022	2021
Provision for Income Taxes
Current Tax Provision U.S.	$-	$14,717
Current Tax Provision PRC	228,407	1,242,976
Deferred Tax Provision PRC	(821,225)	3,764,689
Total Provision for (Deferred tax benefit)/ Income Taxes	$(592,818)	$5,022,382

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $776,533 and $882,743 for U.S. income tax purposes for the years ended December 31, 2021 and 2020, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of June 30, 2022,management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of June 30, 2022, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	June 30,	December 31,
	2022	2021
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$15,100,193	$14,754,456
Impairment of property, plant and equipment	785,428	783,433
Miscellaneous	382,146	342,170
Net operating loss carryover of PRC company	233,326	388,620
Total deferred tax assets	16,501,093	16,268,679
Less: Valuation allowance	(5,000,000)	(5,000,000)
Total deferred tax assets, net	$11,501,093	11,268,679

	Three Months Ended
	June 30,
	2022	2021
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of reconciling items in the PRC for tax purposes	20.9%	(22.2)%
Change in valuation allowance		106.9%

Effective income tax rate	45.9%	109.7%

	Six Months Ended
	June 30,
	2022	2021
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of reconciling items in the PRC for tax purposes	(7.4)%	(12.6)%
(Over) Under-provision in previous year
Change in valuation allowance		2168.6%

Effective income tax rate	17.6%	2181.0%

During the three months ended June 30, 2022 and 2021, the effective income tax rate was estimated by the Company to be 45.9% and 109.7%, respectively.

During the six months ended June30, 2022 and 2021, the effective income tax rate was estimated by the Company to be 17.6% and 2181.0%, respectively.

As of June 30, 2022, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2022 and December 31, 2021, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and six months ended June 30, 2022 and 2021, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(17) Commitments and Contingencies

Operating Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $18,445 (RMB120,000). This operating lease is renewable at the end of the 30-year term.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $153,709 (RMB1,000,000). The lease agreement is renewable in August 2022.

Future minimum lease payments of all operating leases are as follows:

June 30,	Amount
2023	30,297
2024	17,880
2025	17,880
2026	17,880
2027	17,880
Thereafter	80,460
Total operating lease payments	$182,277

Capital commitment

As of June 30, 2022, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $4,492,610 and $4,700,927 as of June 30, 2022 and December 31, 2021, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of June 30, 2022 and December 31, 2021, the Company guaranteed its long-term loan from financial institutions amounting to $4,619,006 (RMB31,000,000) and $4,862,211 (RMB31,000,000), respectively, that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	June 30, 2022
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Revenues	$31,289,918	$411,388	$87,578	$-	$-	$31,788,884
Gross profit	1,430,181	(814,347)	18,203	-	-	634,037
Depreciation and amortization	1,210,646	2,188,973	419,464	-	-	3,819,083
Interest income	1,787	226	2,911	-	-	4,924
Interest expense	167,431	10,862	80,813	-	-	259,106
Income tax expense(benefit)	134,982	(379,460)	649	-	-	(243,829)
Net income (loss)	650,767	(2,003,653)	(52,758)	1,119,571	(1,840)	(287,913)

	Three Months Ended
	June 30, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Revenues	$43,997,853	$2,727,000	$2,794,759	$-	$(2,984,697)	$46,534,915
Gross profit	3,233,548	(232,251)	27,722	-	-	3,029,019
Depreciation and amortization	927,090	2,283,861	862,965	-	-	4,073,916
Interest income	8,614	600	2,505	-	-	11,719
Interest expense	181,175	18,932	83,792	-	-	283,899
Income tax expense(benefit)	617,975	4,494,672	(4,777)	14,717	-	5,122,587
Net income (loss)	1,847,997	(6,482,307)	(85,776)	4,266,838	-	(453,248)

	Six Months Ended
	June 30, 2022
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Revenues	$46,316,551	809,776	144,175	-	-	47,270,502
Gross profit	2,287,725	(1,378,124)	34,881	-	-	944,482
Depreciation and amortization	2,481,138	4,250,910	860,271	-	-	7,592,319
Interest income	3,743	396	4,240	-	-	8,379
Interest expense	340,620	24,369	164,930	-	-	529,919
Income tax expense(benefit)	54,583	(790,651)	143,250	-	-	(592,818)
Net income (loss)	(53,906)	(3,609,095)	(284,648)	1,139,359	32,163	(2,776,127)

	Six Months Ended
	June 30, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Revenues	$66,825,406	3,978,416	2,925,217			70,744,342
Gross profit (loss)	5,496,229	(688,458)	52,253			4,860,024
Depreciation and amortization	2,760,191	4,540,928	865,284			8,166,403
Interest income	10,980	806	4,266			16,052
Interest expense	357,561	39,350	165,889			562,800
Income tax expense(benefit)	1,034,830	3,979,043	(6,208)			5,022,382
Net income (loss)	2,935,206	(7,960,911)	(153,821)			(4,792,104)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of June 30, 2022
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Total assets	$62,656,905	133,736,099	23,323,044	5,745,345	-	225,461,393

	As of December 31, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Total assets	$109,369,166	93,841,874	29,181,392	9,142,770	-	241,535,202

(19) Concentration and Major Customers and Suppliers

For the three months ended June 30, 2022, the Company had no single customer contributed over 10% of total sales. For the three months ended June 30, 2021, the Company had no single customer contributed over 10% of total sales.

For the six months ended June 30, 2022, the Company had no single customer contributed over 10% of total sales. For the six months ended June 30, 2021, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2022, the Company had three major suppliers accounted for 77%, 16% and 5% of total purchases. For the three months ended June 30, 2021, the Company had three major suppliers accounted for 79%, 10% and 3% of total purchases.

For the six months ended June 30, 2022, the Company had three major suppliers accounted for 77%, 15% and 5% of total purchases. For the six months ended June 30, 2021, the Company had three major suppliers accounted for 80%, 10% and 2% of total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of June 30, 2022 and December 31, 2021. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 ($74,500) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2022 and December 31, 2021, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB55,139,496 ($8,215,796) as of June 30, 2022.

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

(23) Subsequent Event

On June 9, 2022, the Board of Directors of the Company approved the Reverse Stock Split, pursuant to Section 78.207 of the Nevada Revised Statutes (“NRS”). The Reverse Stock Split was effected by the Company filing of a Certificate of Change Pursuant to NRS 78.209 with the Secretary of State of the State of Nevada on July 7, 2022. As a result of the Reverse Stock Split, the number of shares of the Company’s authorized Common Stock was reduced from 500,000,000 shares to 50,000,000 shares and the issued and outstanding number of shares of the Company’s common stock reduced from 99,049,900 to 9,915,920.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2022 and 2021 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended June 30, 2022 and 2021

Revenue for the three months ended June 30, 2022 was $31,788,884, a decrease of $14,746,031, or 31.69%, from $46,534,915 for the same period in the previous year. This was mainly due to the decrease in sales volume of regular corrugating medium paper, Offset Printing Paper and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended June 30, 2022 was $31,701,305, a decrease of $14,724,740, or 31.72%, from $46,426,045 for the second quarter of 2021. Total offset printing paper, CMP and tissue paper products sold during the three months ended June 30, 2022 amounted to 65,968 tonnes, a decrease of 20,641tonnes, or 23.83%, compared to 86,609 tonnes sold in the comparable period in the previous year. Due to the sporadic situation of COVID-19 in China, our factory facilities were operated in a limited, transitional basis during the three months ended June 30, 2022. The changes in revenue dollar amount and in quantity sold for the three months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	June 30, 2022		June 30, 2021		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount
Regular CMP	53,943	$25,853,442	60,507	$30,252,256	(6,564)	$(4,398,814)	-10.85%	-14.54%
Light-Weight CMP	11,642	$5,436,476	13,491	$6,561,375	(1,849)	$(1,124,899)	-13.71%	-17.14%
Total CMP	65,585	$31,289,918	73,998	$36,813,631	(8,413)	$(5,523,713)	-11.37%	-15.00%
Offset Printing Paper	-	$-	10,415	$7,184,221	(10,415)	$(7,184,221)	(100.00)%	(100.00)%
Tissue Paper Products	383	$411,387	2,196	$2,428,193	(1,813)	$(2,016,806)	-82.56%	-83.06%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	65,968	$31,701,305	86,609	$46,426,045	(20,641)	$(14,724,740)	-23.83%	-31.72%

Monthly sales revenue for the 24 months ended June 30, 2022, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended June 30, 2022 and 2021 are summarized as follows:

	Offset Printing Paper ASP		Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended June 30, 2021		$690	$500	$486	$1,106
Three Months ended June 30, 2022		$-	$479	$467	$1,074
Decrease from comparable period in the previous year	$	n/a	$(21)	$(19)	$(32)
Decrease by percentage		n/a	-4.20%	-3.91%	-2.89%

The following chart shows the month-by-month ASPs for the 24-month period ended June 30, 2022:

Corrugating Medium Paper

Revenue from CMP amounted to $31,289,918 (98.70% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2022, representing a decrease of $5,523,713, or 15.00%, from $36,813,631 for the comparable period in 2021.

We sold 65,585 tonnes of CMP in the three months ended June 30, 2022 as compared to 73,998 tonnes for the same period in 2021, representing an 11.37% decrease in quantity sold.

ASP for regular CMP dropped from $500/tonne for the three months ended June 30, 2021 to $479/tonne for the three months ended June 30, 2022, representing a 4.20% decrease. ASP in RMB for regular CMP for the second quarter of 2021 and 2022 was RMB3,224 and RMB3,156, respectively, representing a 2.11% decrease. The quantity of regular CMP sold decreased by 6,564 tonnes, from 60,507 tonnes in the second quarter of 2021 to 53,943 tonnes in the second quarter of 2022.

ASP for light-weight CMP decreased from $486/tonne for the three months ended June 30, 2021 to $467/tonne for the three months ended June 30, 2022, representing a 3.91% decrease. ASP in RMB for light-weight CMP for the second quarter of 2021 and 2022 was RMB3,136 and RMB3,064, respectively, representing a 2.30% decrease. The quantity of light-weight CMP sold decreased by 1,849 tonnes, from 13,491 tonnes in the second quarter of 2021, to 11,642 tonnes in the second quarter of 2022.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the second quarter of 2022 and 2021 were 58.98% and 68.20%, respectively, representing a decrease of 9.22%.

Quantities sold for regular CMP that was produced by the PM6 production line from July 2020 to June 2022 are as follows:

Offset printing paper

Revenue from offset printing paper was $nil for the three months ended June 30, 2022 compared to the revenue of $7,184,221 for the three months ended June 30, 2021. Due to the Winter Olympic held in Beijing, China in 2022 and the requirement by the government to stem the sporadic spread of COVID-19, our production of offset printing paper was suspended in the first half of 2022.

Tissue Paper Products

Revenue from tissue paper products was $411,387 (1.30% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2022, representing a decrease of $2,016,806, or 83.06%, from $2,428,193 for the three months ended June 30, 2021. We sold 383 tonnes of tissue paper in the second quarter of 2022, as compared to 2,196 tonnes in the comparable period of 2021, representing a decrease of 1,813 tonnes, or 82.56%.

ASP for tissue paper products decreased from $1,106/tonne for the three months ended June 30, 2021 to $1,074/tonne for the three months ended June 30, 2022, representing a 2.89% decrease due to the appreciation of USD against RMB during the period. ASP in RMB for tissue paper products for the second quarter of 2021 and 2022 was RMB7,130 and RMB7,153, respectively, representing a 0.32% increase.

Revenue of Face Mask

Revenue generated from selling face mask were $87,579 and $108,869 for the three months ended June 30, 2022 and 2021, respectively, representing a decrease of $21,290, or 19.56%. We sold 3,014 thousand pieces of face masks in the second quarter of 2022, as compared to 2,635 thousand pieces in the comparable period of 2021, an increase of 379 thousand pieces, or 14.38%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended June 30, 2022 was $31,085,472, a decrease of $12,322,383, or 28.39%, from $43,407,855 for the comparable period in 2021. This was mainly due to the decrease in sales quantity of regular CMP, offset printing paper and tissue paper products.

Cost of sales for CMP was $29,859,737 for the quarter ended June 30, 2022, as compared to $34,838,381 for the comparable period in 2021. The decrease in the cost of sales of $4,978,644 for CMP was mainly due to the decrease in sales volume of regular CMP and the decrease in average cost of sales. Average cost of sales per tonne for CMP decreased by 3.40%, from $471 in the second quarter of 2021 to $455 in the second quarter of 2022. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in the second quarter of 2022 compared to the second quarter of 2021.

Cost of sales for offset printing paper was $nil for the quarter ended June 30, 2022, as compared to $5,909,029 for the comparable period in 2021.

Cost of sales for tissue paper products was $1,225,735 for the quarter ended June 30, 2022, as compared to $2,660,444 for the comparable period in 2021. The decrease in the cost of sales of $1,434,709 for tissue paper products was mainly due to the decrease in sales volume of tissue paper products, partially offset by the increase in average cost of sales. Average cost of sales per tonne of tissue paper products increased by 164.24%, from $1,211 in the three months ended June 30, 2021, to $3,200 for the comparable period in 2022. This was mainly due to the increase in cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2022 and 2021 are summarized below:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$24,746,689		$459	$28,717,334		$475	$(3,970,645)		$(16)	-13.83%	-3.37%
Light-Weight CMP	$5,113,048		$439	$6,121,047		$454	$(1,007,999)		$(15)	-16.47%	-3.30%
Total CMP	$29,859,737		$455	$34,838,381		$471	$(4,978,644)		$(16)	-14.29%	-3.40%
Offset Printing Paper	$-		$-	$5,909,029		$567	$(5,909,029)		$(567)	-100.00%	-100.00%
Tissue Paper Products	$1,225,735		$3,200	2,660,444		$1,211	$(1,434,709)		$1,989	-53.93%	164.24%
Total CMP, Offset Printing Paper and Tissue Paper	$31,085,472	$	n/a	$43,407,855	$	n/a	$(12,322,383)	$	n/a	-28.39%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended June 30, 2022 was RMB 1,776/tonne (approximately $273/tonne), as compared to RMB 2,112/tonne (approximately $327/tonne) for the three months ended June 30, 2021. These changes (in US dollars) represent a year-over-year decrease of 16.51% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from July 2020 to June 2022 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 15.4% of total sales in the second quarter of 2022, respectively, compared to 4% and 10.2% of total sales in the second quarter of 2021. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2022 are summarized as follows:

Gross Profit

Gross profit for the three months ended June 30, 2022 was $634,037 (1.99% of the total revenue), representing a decrease of $2,394,982, or 79.07%, from the gross profit of $3,029,019 (6.51% of the total revenue) for the three months ended June 30, 2021, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended June 30, 2022 was $615,833, representing a decrease of $2,402,358, or 79.60%, from the gross profit of $3,018,191 for the three months ended June 30, 2021. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 4.56 percentage points, from 6.50% for the three months ended June 30, 2021, to 1.94% for the three months ended June 30, 2022.

Gross profit margin for regular CMP for the three months ended June 30, 2022 was 4.28%, or 0.79 percentage points lower, as compared to gross profit margin of 5.07% for the three months ended June 30, 2021. Such decrease was mainly due to the decrease of ASP of regular CMP, partially offset by the decrease in cost of recycled paper board in the second quarter of 2022.

Gross profit margin for light-weight CMP for the three months ended June 30, 2022 was 5.95%, or 0.76 percentage points lower, as compared to gross profit margin of 6.71% for the three months ended June 30, 2021. The decrease was mainly due to the decrease in ASP of light-weight CMP, partially offset by the decrease in cost of recycled paper board in the second quarter of 2022.

Gross profit margin for tissue paper products for the three months ended June 30, 2022 was -197.95%, or 188.39 percentage points lower, as compared to gross profit margin of -9.56% for the three months ended June 30, 2021. The decrease in gross loss was mainly due to the decrease in ASP of tissue paper products and the increase in cost of base paper in the second quarter of 2022.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended June 30, 2022 are as follows:

Face Masks

Gross profit for face masks for the three months ended June 30, 2022 and 2021 were $18,204 and $10,829, representing a gross margin of 20.79% and 9.95%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 were $1,869,802, a decrease of $727,809, or 28.02% from $2,597,611 for the three months ended June 30, 2021. The decrease was mainly due to the savings in manpower costs and appreciation of USD against RMB.

(Loss) Income from Operations

Operating loss for the quarter ended June 30, 2022 was $1,237,605, a decrease of $1,669,013, or 386.88%, from income from operations of $431,408 for the quarter ended June 30, 2021. The decrease in income from operations was primarily due to the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the three months ended June 30, 2022 decreased by $24,793, from $283,899 in the three months ended June 30, 2021, to $259,106. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $15,530,449 as of June 30, 2022, as compared to $16,566,327 as of June 30, 2021.

Gain on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The gain recognized on addition and change in fair value of derivative liability for the three months ended June 30, 2022 and 2021 was $386,588 and $4,509,007, respectively.

Net Loss

As a result and the factors discussed above, net loss was $287,913 for the quarter ended June 30, 2022, representing an increase of $165,335, or 36.48%, from $453,248 for the quarter ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021

Revenue for the six months ended June 30, 2022 was $47,270,502, representing a decrease of $23,473,840, or 33.18%, from $70,744,342 for the same period in the previous year. This was mainly due to the decrease in sales volume of corrugating medium paper (“CMP”) and offset printing paper and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the six months ended June 30, 2022 was $47,126,327, a decrease of $23,378,688, or 33.16%, from $70,505,015 for the six months ended June 30, 2021. This was mainly due to the decrease in sales volume of regular CMP, light-weight CMP, offset printing paper and tissue paper products, and the decrease in ASPs of CMP and tissue paper products. Total quantities of offset printing paper, CMP and tissue paper products sold during the six months ended June 30, 2022 amounted to 95,451 tonnes, a decrease of 36,717 tonnes, or 27.78%, compared to 132,168 tonnes sold during the six months ended June 30, 2021. Total quantities of CMP and offset printing paper sold decreased by 34,180 tonnes in the six months of 2022 as compared to the same period of 2021. We sold 780 tonnes of tissue paper products in the six months of 2022 as opposed to 3,317 tonnes in the same period of 2021. Production of CMP was suspended during January and February 2022 and offset printing paper suspended in the first quarter of 2022, due to Chinese New Year and restriction on production during Winter Olympics held in Beijing in 2022 as required by the government. The changes in revenue and quantity sold for the six months ended June 30, 2022 and 2021 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2022		June 30, 2021		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	79,188	$38,952,663	94,133	$47,216,294	(14,945)	$(8,263,631)	-15.88%	-17.50%
Light-Weight CMP	15,483	$7,363,888	21,161	$10,309,109	(5,678)	$(2,945,221)	-26.83%	-28.57%
Total CMP	94,671	$46,316,551	115,294	$57,525,403	(20,623)	$(11,208,852)	-17.89%	-19.49%
Offset Printing Paper	—	$—	13,557	$9,300,003	(13,557)	$(9,300,003)	-100.00%	-100.00%
Tissue Paper Products	780	$809,776	3,317	3,679,609	(2,537)	$(2,869,833)	-76.48%	-77.99%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	95,451	$47,126,327	132,168	$70,505,015	(36,717)	$(23,378,688)	-27.78%	-33.16%

ASPs for our main products in the six-month period ended June 30, 2022 and 2021 are summarized as follows:

	Offset Printing Paper ASP		Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Six Months Ended June 30, 2021		$686	$502	$487	$1109
Six Months Ended June 30, 2022		$-	$492	$476	$1038
Decrease from comparable period in the previous year	$	n/a	$-10	$-11	$-71
Decrease by percentage		n/a	-1.99%	-2.26%	-6.40%

Revenue of Face Masks

Revenue generated from selling face masks were $144,175 and $239,327 for the six months ended June 30, 2022 and 2021. We sold 12,664 thousand pieces of face masks for the six months ended June 30, 2022, as compared to 6,470 thousand pieces in the comparable period of 2021, an increase of 6,194 thousand pieces, or 95.73%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the six months ended June 30, 2022 was $46,216,727, a decrease of $19,463,623, or 29.63%, from $65,680,350 for the six months ended June 30, 2021. This was mainly a result of the decrease in sales volume of CMP and offset printing paper. Cost of sales for CMP was $44,028,827 for the six months ended June 30, 2022, as compared to $53,697,316 in the same period of 2021. Cost of sales for tissue paper products was $2,187,900 for the six months ended June 30, 2022, as compared to $4,368,067 in the same period of 2021. Average cost of sales per tonne of tissue paper products increased by 112.98%, from $1,317 for the six months ended June 30, 2021, to $2,805 for the same period of 2022. The increase in average cost of sales of tissue paper products was mainly due to the increase in average cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the six months ended June 30, 2022 and 2021 are summarized below:

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$37,145,391		$469	$44,238,716		$470	$(7,093,325)		$(1)	-16.03%	-0.21%
Light-Weight CMP	$6,883,436		$445	$9,458,600		$447	$(2,575,164)		$(2)	-27.23%	-0.45%
Total CMP	$44,028,827		$465	$53,697,316		$466	$(9,668,489)		$(1)	-18.01%	-0.21%
Offset Printing Paper	$0		$-	$7,614,967		$562	$(7,614,967)		$(562)	-100.00%	-100.00%
Tissue Paper Products	$2,187,900		$2,805	$4,368,067		$1,317	$(2,180,167)		$1,488	-49.91%	112.98%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$46,216,727	$	n/a	$65,680,350	$	n/a	$(19,463,623)	$	n/a	-29.63%	n/a %

Gross Profit

Gross profit for the six months ended June 30, 2022 was $944,482 (2.00% of the total revenue), representing a decrease of $3,915,542, or 80.57%, from the gross profit of $4,860,024 (6.87% of the total revenue) for the six months ended June 30, 2021. The decrease was mainly due to (i) the decrease in quantities sold of CMP, offset printing paper and tissue paper products, and (ii) the increase in material costs of tissue paper products.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the six months ended June 30, 2022 was $909,600, a decrease of $3,915,065, or 81.15%, from the gross profit of $4,824,665 for the six months ended June 30, 2021. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 4.91 percentage points, from 6.84% for the six months ended June 30, 2021, to 1.93% for the six months ended June 30, 2022.

Gross profit margin for regular CMP for the six months ended June 30, 2022 was 4.64%, or 1.67 percentage points lower, as compared to gross profit margin of 6.31% for the six months ended June 30, 2021.

Gross profit margin for light-weight CMP for the six months ended June 30, 2022 was 6.52%, or 1.73 percentage points lower, as compared to gross profit margin of 8.25% for the six months ended June 30, 2021.

Gross profit margin for tissue paper products was -170.19% for the six months ended June 30, 2022, a decrease of 151.48 percentage points, as compared to -18.71% for the six months ended June 30, 2021. The decrease was mainly due to the increase in cost of tissue base paper.

Face Masks

Gross profit for face masks for the six months ended June 30, 2022 was $34,882, representing a gross margin of 24.19% compared with a gross profit of $35,359, representing a gross margin of 14.77% for the six months ended June 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2022 were $5,170,683, an increase of $17,754, or 0.34% from $5,152,929 for the six months ended June 30, 2021.

(Loss) Income from Operations

Operating loss for the six months ended June 30, 2022 was $4,194,038, an increase of $3,901,133, or 1331.88%, from loss from operations of $292,905 for the six months ended June 30, 2021. The increase in loss from operations was primarily due to the decrease in gross profit.

Other Income and Expenses

Interest expense for the six months ended June 30, 2022 decreased by $32,881, from $562,800 for the six months ended June 30, 2021, to $529,919. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $15,530,449 as of June 30, 2022, as compared to $16,566,327 as of June 30, 2021.

Gain on derivative liability

The Company analyzed warrants for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the six months ended June 30, 2022 and 2021 were $1,346,633 and $872,040, respectively.

Net Loss

As a result of the above, net loss was $2,776,127 for the six months ended June 30, 2022, representing a decrease of $2,015,977, or 42.07%, from net loss of $4,792,104 for six months ended June 30, 2021.

Accounts Receivable

Net accounts receivable decreased by $1,048,811, or 21.54%, to $3,820,123 as of June 30, 2022, as compared with $4,868,934 as of December 31, 2021. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 85.96% of total value of inventory as of June 30, 2022), semi-finished goods and finished goods. As of June 30, 2022, the recorded value of inventory increased by 13.43% to $6,629,657 from $5,844,895 as of December 31, 2021. As of June 30, 2022, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $5,289,833, approximately $3,192,771, or 152.25%, higher than the balance as of December 31, 2021. Due to the volatility of recycled paper board price, a minimum level of inventory was maintained at the end of 2021.

A summary of changes in major inventory items is as follows:

	June 30,	December 31,
	2022	2021	$ Change	% Change
Raw Materials
Recycled paper board	$5,289,833	$2,097,062	3,192,771	152.25%
Recycled white scrap paper	11,217	11,808	-591	-5.01%
Tissue base paper	61,120	38,745	22,375	57.75%
Gas	148,119	32,753	115,366	352.23%
Mask fabric and other raw materials	188,327	167,786	20,541	12.24%
Total Raw Materials	5,698,616	2,348,154	3,350,462	142.68%

Semi-finished Goods	107,309	96,087	11,222	11.68%
Finished Goods	823,732	3,400,654	-2,576,922	-75.78%
Total inventory, gross	6,629,657	5,844,895	784,762	13.43%
Inventory reserve	—	—	—
Total inventory, net	$6,629,657	$5,844,895	784,762	13.43%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $153,709 (RMB1,000,000). The lease agreement expired in August 2016. On August 6, 2016 and August 6, 2018, the Company entered into two supplementary agreements with Hebei Fangsheng, who agreed to extend the lease term to August 9, 2022 with the same rental payment as provided for in the original lease agreement

Capital Expenditure Commitment as of June 30, 2022

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of June 30, 2022, we had approximately $4.5 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

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

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $2,092,625and $2,286,459 as of June 30, 2022 and December 31, 2021, respectively. The lease liability was $244,518 and $362,394, and its current portion in the amount of $224,219 and $210,161 as of June 30, 2022 and December 31, 2021, respectively.

Amortization of the Leased Equipment was $39,972 and $41,457for the three months ended June 30, 2022 and 2021. Amortization of the Leased Equipment was $81,978 and $82,454for the six months ended June 30, 2022 and 2021. Total interest expenses for the sale-leaseback arrangement was $10,862 and $18,932 for the three months ended June 30, 2022 and 2021.Total interest expenses for the sale-leaseback arrangement was $24,369 and $39,350 for the six months ended June 30, 2022 and 2021.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of June 30, 2022 was $14,344,077, an increase of $3,142,465, from $11,201,612 as of December 31, 2021. The increase of cash and cash equivalents for the six months ended June 30, 2022 was attributable to a number of factors including:

i. Net cash provided by (used in) operating activities

Net cash provided by operating activities was $3,949,782 for the six months ended June 30, 2022. The balance represented an increase of cash of $19,520,145, or 125.37%, from -$15,570,363 used in operating activities for the six months ended June 30, 2021. Net loss for the six months ended June 30, 2022 was $2,776,127, representing a decrease of loss of $2,015,977, or 42.07%, from a net loss of $4,792,104 for the six months ended June 30, 2021. Changes in various asset and liability account balances throughout the six months ended June 30, 2022 also contributed to the net change in cash from operating activities in six months ended June 30, 2022. Chief among such changes is the decrease of accounts receivable in the amount of $845,450 during the six months of 2022. There was also an increase of $1,111,160 in the ending inventory balance as of June 30, 2022 (a decrease to net cash for the six months ended June 30, 2022 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $7,592,319. The Company also had a net decrease of $1,963,348 in prepayment and other current assets (an increase to net cash) and a net increase of $503,774 in other payables and accrued liabilities and related parties (an increase to net cash), as well as a decrease in income tax payable of $859,643 (a decrease to net cash) during the six months ended June 30, 2022.

ii. Net cash used in investing activities

We incurred $7,324,305 in net cash expenditures for investing activities during the six months ended June 30, 2022, as compared to $171,541 for the same period of 2021. Payments were mainly for the last installments for the Tengsheng land acquisition.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $6,673,987 for the six months ended June 30, 2022, as compared to net cash provided by financing activities in the amount of $41,671,591 for the six months ended June 30, 2021. A $6.8 million loan was repaid by a related party during the period.

Short-term bank loans

	June 30,	December 31,
	2022	2021
Industrial and Commercial Bank of China (“ICBC”) Loan	$5,660,518	$5,958,561

Total short-term bank loans	$5,660,518	$5,958,561

On November 25, 2021, the Company entered into a working capital loan agreement with ICBC, with a balance of $5,660,518 and $5,958,561 as of June 30, 2022 and December 31, 2021, respectively. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Zhenyong Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by November 17, 2022.

As of June 30, 2022, there were guaranteed short-term borrowings of $5,660,518 and unsecured bank loans of $nil. As of December 31, 2021, there were guaranteed short-term borrowings of $5,958,561 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended June 30, 2022 and 2021 were approximately 4.79%. The average short-term borrowing rates for the six months ended June 30, 2022 and 2021 were approximately 4.79%.

Long-term loans from credit union

As of June 30, 2022 and December 31, 2021, loans payable to Rural Credit Union of Xushui District, amounted to $9,327,413 and $9,818,530, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of June 30, 2022 and December 31, 2021, total outstanding loan balance was $1,281,402 and$1,348,871, respectively, Out of the total outstanding loan balance, current portion amounted were $685,401 and $329,376 as of June 30, 2022 and December 31, 2021, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $596,001 and $1,019,495 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $682,421 and $1,130,333 as of June 30, 2022 and December 31, 2021, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of June 30, 2022 and December 31, 2021, the total outstanding loan balance was $3,725,005 and $3,921,139, respectively. Out of the total outstanding loan balance, current portion amounted were $3,725,005 and $1,960,569 as of June 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,960,570 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of June 30, 2022 and December 31, 2021, the total outstanding loan balance was $2,384,003 and $2,509,528, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,509,528 as of June 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,384,003 and $nil are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of June 30, 2022 and December 31, 2021, the total outstanding loan balance was $1,937,003 and $2,038,992, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,038,992 as of June 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,937,003 and $nil are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2022 and 2021 were $248,244 and $264,967, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2022 and 2021 were $505,550 and $523,450, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $381,938 and $402,047 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2022 and December 31, 2021, approximately $44,700 and $47,054 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of June 30, 2022 and December 31, 2021, the outstanding interest was $204,782 and $215,565, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2022 and December 31, 2021, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and six months ended June 30, 2022 and 2021. The accrued interest owing to Mr. Zhenyong Liu was approximately $631,420 and $664,666, as of June 30, 2022 and December 31, 2021, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,915,176(RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

As of June 30, 2022 and December 31, 2021, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended June 30, 2022 and 2021, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2022 and December 31, 2021 to translate the Chinese RMB to the U.S. Dollars are 6.7114:1 and 6.3757:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.5058:1 and 6.4682:1 for the three months ended June 30, 2022 and 2021, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,619,006 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2022.

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

IT TECH PACKAGING, INC.

Date: August 9, 2022	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer (Principal Financial Officer)