Form 10-Q
period 2022-09-30
IT TECH PACKAGING, INC.
filed 2022-11-10
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, there were 11,415,920 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS

Current Assets
Cash and bank balances	$16,017,403	$11,201,612
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $61,270 and $69,053 as of September 30, 2022 and December 31, 2021, respectively)	4,236,299	4,868,934
Inventories	4,441,390	5,844,895
Prepayments and other current assets	22,795,907	25,796,640
Due from related parties	938,803	7,804,068

Total current assets	48,429,802	55,516,149

Prepayment on property, plant and equipment	1,266,120	43,446,210
Operating lease right-of-use assets, net	659,912	-
Finance lease right-of-use assets, net	1,940,586	2,286,459
Property, plant, and equipment, net	149,535,243	126,587,428
Value-added tax recoverable	2,066,239	2,430,277
Deferred tax asset non-current	11,239,637	11,268,679

Total Assets	$215,137,539	$241,535,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$5,632,553	$5,958,561
Current portion of long-term loans from credit union	4,175,620	6,838,465
Lease liability	272,147	210,161
Accounts payable	144,213	10,255
Advance from customers	35,646	39,694
Due to related parties	727,856	727,433
Accrued payroll and employee benefits	221,530	291,206
Other payables and accrued liabilities	5,635,813	5,250,539
Income taxes payable	746,694	1,108,038

Total current liabilities	17,592,072	20,434,352

Loans from credit union	4,692,235	2,980,065
Deferred gain on sale-leaseback	73,311	155,110
Lease liability - non-current	568,952	152,233
Derivative liability	1,334,271	2,063,534

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $17,417,813 and $17,924,475 as of September 30, 2022 and December 31, 2021, respectively)	24,260,841	25,785,294

Commitments and Contingencies

Stockholders’ Equity
Common stock, 50,000,000 shares authorized, $0.001 par value per share, 11,415,920 and 9,915,920 shares issued and outstanding as of September 30, 2022 and December, 31, 2021, respectively.	11,416	9,916
Additional paid-in capital	90,575,421	89,016,921
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive (loss) income	(11,273,597)	10,496,168
Retained earnings	105,482,884	110,146,329

Total stockholders’ equity	190,876,698	215,749,908

Total Liabilities and Stockholders’ Equity	$215,137,539	$241,535,202

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$31,709,214	$45,087,671	$78,979,716	$115,832,013

Cost of sales	(28,925,626)	(43,266,135)	(75,251,646)	(109,150,452)

Gross Profit	2,783,588	1,821,536	3,728,070	6,681,561

Selling, general and administrative expenses	(3,370,541)	(2,019,565)	(8,541,224)	(7,172,495)
Gain on acquisition	(1,759)	-	30,404	-

Loss from Operations	(588,712)	(198,029)	(4,782,750)	(490,934)

Other Income (Expense):
Interest income	7,729	12,044	16,108	28,096
Subsidy income	-	(30)	-	197,861
Interest expense	(256,678)	(281,670)	(786,597)	(844,470)
Gain (Loss) on derivative liability	(617,370)	1,938,873	729,263	2,810,913

(Loss) Income before Income Taxes	(1,455,031)	1,471,188	(4,823,976)	1,701,466

Provision for Income Taxes	(432,287)	71,388	160,531	(4,950,994)

Net (Loss) Income	(1,887,318)	1,542,576	(4,663,445)	(3,249,528)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(11,171,156)	(819,183)	(21,769,765)	1,128,209

Total Comprehensive (Loss) Income	$(13,058,474)	$723,393	$(26,433,210)	$(2,121,319)

(Losses) Earnings Per Share:

Basic and Diluted (Losses) Earnings per Share	$(0.03)	$0.03	$(0.07)	$(0.06)

Outstanding – Basic and Diluted	71,449,208	54,196,300	71,449,208	54,196,300

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$(4,663,445)	$(3,249,528)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,218,254	11,733,664
(Gain) Loss on derivative liability	(729,263)	(2,810,913)
Gain on acquisition	(32,502)	-
(Recovery from) Allowance for bad debts	(791)	20,118
Share-based compensation and expenses	1,560,000	-
Deferred tax	(1,197,630)	3,235,556
Changes in operating assets and liabilities:
Accounts receivable	146,250	(1,742,594)
Prepayments and other current assets	(422,092)	(6,918,816)
Inventories	863,170	(6,396,066)
Accounts payable	144,331	(242,357)
Advance from customers	-	(43,161)
Related parties	(149,827)	(821,943)
Accrued payroll and employee benefits	(42,738)	92,207
Other payables and accrued liabilities	1,000,945	522,353
Income taxes payable	(265,493)	178,903
Net Cash Provided by (Used in) Operating Activities	7,429,169	(6,442,577)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,681,979)	(12,781,114)
Acquisition of land	(6,507,431)	-

Net Cash Used in Investing Activities	(8,189,410)	(12,781,114)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	-	41,837,553
Proceeds from short term bank loans	602,319	-
Proceeds from long term loans	60,232	-
Repayment of bank loans	(307,182)	(154,579)
Payment of capital lease obligation	(154,212)	(135,611)
Loan repaid by a related party	6,638,923	-

Net Cash Provided by Financing Activities	6,840,080	41,547,363

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,264,048)	109,473

Net Increase in Cash and Cash Equivalents	4,815,791	22,433,145

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	11,201,612	4,142,437

Cash, Cash Equivalents and Restricted Cash - End of Period	$16,017,403	$26,575,582

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$248,275	$485,075
Cash paid for income taxes	$1,287,530	$1,523,555

Cash and bank balances	16,017,403	26,575,582
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	16,017,403	26,575,582

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid-in	Statutory Earnings	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2020	2,864,512	$2,865	$54,015,219	$6,080,574	$5,740,722	$109,240,794	$175,080,174
Issuance of shares to institutional investors	2,618,182	2,618	8,026,052	-	-	-	8,028,670
Issuance of shares to public investors	2,927,786	2,928	15,612,217	-	-	-	15,615,145
Exercise of warrants	1,505,440	1,505	11,363,433	-	-	-	11,364,938
Foreign currency translation adjustment	-	-	-	-	1,128,207	-	1,128,207
Net income	-	-	-	-	-	(3,249,528)	(3,249,528)
Balance at September 30, 2021	9,915,920	$9,916	$89,016,921	$6,080,574	$6,868,929	$105,991,266	$207,967,606

Balance at December 31, 2021	9,915,920	$9,916	$89,016,921	$6,080,574	$10,496,168	$110,146,329	$215,749,908
Issuance of shares to officer and directors	1,500,000	1,500	1,558,500	-	-	-	1,560,000
Foreign currency translation adjustment	-	-	-	-	(21,769,765)	-	(21,769,765)
Net loss	-	-	-	-	-	(4,663,445)	(4,663,445)
Balance at September 30, 2022	11,415,920	$11,416	$90,575,421	$6,080,574	$(11,273,597)	$105,482,884	$190,876,698

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

On June 9, 2022, the Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split become effective on July 7, 2022 (the “Effective Date”), and the shares began trading on the split-adjusted basis on the NYSE American under the Company’s existing trading symbol “ITP” at market open on July 8, 2022. The new CUSIP number following the Reverse Stock Split will be 46527C 209. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

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

QianrongQianhui Hebei Technology Co., Ltd, a wholly owned subsidiary of Shengde holding, was incorporated on July 15, 2021. It is a service provider of high quality material solutions for textile, cosmetics and paper production.

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary, being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Hebei Tengsheng for the three months ended September 30, 2022 and 2021 was accounted for 99.83% and 97.01% of the Company’s total revenue, respectively. The revenue generated from Dongfang Paper and Hebei Tengsheng for the nine months endedSeptember 30, 2022 and 2021 was accounted for 99.75% and 98.89% of the Company’s total revenue, respectively. Dongfang Paper and Hebei Tengsheng also accounted for 87.51% and 84.13% of the total assets of the Company as of September 30, 2022 and December 31, 2021, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2022 and December 31, 2021, details of the Company’s subsidiaries and variable interest entities are as follows:

	Date of Incorporation or	Place of Incorporation or	Percentage of
Name	Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper production and distribution
QianrongQianhuiHeibei	July 15, 2021	PRC	100%	New material technology service
Variable interest entity (“VIE”):
Dongfang Paper	March 10, 1996	PRC	Control *	Paper production and distribution

*	Dongfang Paper is treated as a 100% controlled variable interest entity of the Company.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 are as follows:

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

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and bank balances	$7,978,632	$1,921,407
Restricted cash	-	-
Accounts receivable	4,236,299	4,867,759
Inventories	4,421,829	5,823,762
Prepayments and other current assets	15,857,737	19,942,878
Due from related parties	797,954	888,893

Total current assets	33,292,451	33,444,699

Prepayment on property, plant and equipment	1,266,121	41,877,755
Finance lease right-of-use assets, net	2,600,499	2,286,459
Property, plant, and equipment, net	141,258,899	116,054,387
Deferred tax asset non-current	9,841,540	9,547,741
Total Assets	$188,259,510	$203,211,041

LIABILITIES

Current Liabilities
Short-term bank loans	$5,632,553	$5,958,561
Current portion of long-term loans from credit union	4,175,621	2,289,945
Lease liability	272,147	210,161
Accounts payable	144,213	10,255
Advance from customers	35,646	39,694
Due to related parties	-	-
Accrued payroll and employee benefits	210,791	279,513
Other payables and accrued liabilities	4,950,272	4,740,900
Income taxes payable	746,694	1,108,038

Total current liabilities	16,167,937	14,637,067

Loans from credit union	607,613	2,980,065
Deferred gain on sale-leaseback	73,311	155,110
Lease liability - non-current	568,952	152,233
Total liabilities	$17,417,813	$17,924,475

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2022 and the results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any future period.

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

Reverse stock split

On June 9, 2022, the Board of Directors of the Company approved the Reverse Stock Split, at a ratio of 1-for-10, pursuant to Section 78.207 of the Nevada Revised Statutes (“NRS”). The Reverse Stock Split was effected by the Company filing of a Certificate of Change Pursuant to NRS 78.209 with the Secretary of State of the State of Nevada on July 7, 2022. The par value per share of our stock remains unchanged at $0.001 per share after the Reverse Stock Split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

(3) Restricted Cash

Restricted cash was nil as of September 30, 2022 and December 31, 2021.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Raw Materials
Recycled paper board	$3,246,847	$2,097,062
Recycled white scrap paper	10,603	11,808
Gas	80,319	32,753
Base paper and other raw materials	214,370	206,531
	3,552,139	2,348,154
Semi-finished Goods	165,707	96,087
Finished Goods	723,544	3,400,654
Total inventory, gross	4,441,390	5,844,895
Inventory reserve	-	-
Total inventory, net	$4,441,390	$5,844,895

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Prepaid land lease	$173,244	$188,215
Prepayment for purchase of materials	9,030,641	9,190,527
Prepayment for purchase of equipment	-	980,786
Value-added tax recoverable	13,154,522	14,740,296
Prepaid gas	26,939	-
Others	410,561	696,816
	$22,795,907	$25,796,640

(6) Property, plant and equipment, net

As of September 30, 2022 and December 31, 2021, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Property, Plant, and Equipment:
Land use rights	$56,587,713	$12,790,062
Building and improvements	64,597,187	74,609,698
Machinery and equipment	155,366,410	170,149,367
Vehicles	713,510	725,838
Construction in progress	973,922	-
Totals	278,238,742	258,274,965
Less: accumulated depreciation and amortization	(128,703,499)	(131,687,537)
Property, Plant and Equipment, net	$149,535,243	$126,587,428

As of September 30, 2022 and December 31, 2021, land use rights represented twenty three parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2022 and December 31, 2021, certain property, plant and equipment of Dongfang Paper with net values of $460,107 and $1,130,333, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $5,289,810 and $6,002,195, respectively, as of September 30, 2022 and December 31, 2021 was pledged for the bank loan from Industrial & Commercial Bank of China (“ICBC”). Land use right of Hebei Tengsheng with net value of $5,042,556 and $5,690,261, respectively, as of September 30, 2022 and December 31, 2021 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Hebei Tengsheng with net value of $3,899,128 and $4,407,889, respectively, as of September 30, 2022 and December 31, 2021 was pledged for another long-term loan from credit union of Baoding Shengde. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,609,985 and $3,500,145 for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization of property, plant and equipment was $11,168,328 and $11,659,670 for the nine months ended September 30, 2022 and 2021, respectively.

(7) Leases

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

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $1,940,586 and $2,286,459 as of September 30, 2022 and December 31, 2021, respectively. The lease liability was $181,187 and $362,394, and its current portion in the amount of $181,187 and $210,161 as of September 30, 2022 and December 31, 2021, respectively.

Amortization of the Leased Equipment was $38,486 and $41,208 for the three months ended September 30, 2022 and 2021. Amortization of the Leased Equipment was $120,464 and $123,663 for the nine months ended September 30, 2022 and 2021. Total interest expenses for the sale-leaseback arrangement was $8,439 and $17,026 for the three months ended September 30, 2022 and 2021.Total interest expenses for the sale-leaseback arrangement was $32,808 and $56,376 for the nine months ended September 30, 2022 and 2021.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of September 30, 2022 were as follows:

September 30,	Amount
2023	194,372
Less: unearned discount	(13,185)
181,187
Less: Current portion lease liability	(181,187)
$-

Operating lease

The Company leases space under non-cancelable operating leases for office and manufacturing locations. These leases do not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the leases do not contain contingent rent provisions.

The leases include option to renew in condition that it is agreed by the landlord before expiry. Therefore, the majority of renewals to extend the lease terms are not included in its right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluate the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term.

As the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s lease expense are as follows:

Nine Months Ended
2022
RMB

Operating lease cost	23,475
Short-term lease cost	-
Lease cost	23,475

Supplemental cash flow information related to its operating leases was as follows for the period ended September 30, 2022:

Nine Months Ended
2022
RMB
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	140,849

Maturities of its lease liabilities for all operating leases are as follows as of September 30, 2022:

September 30,	Amount
2023	140,849
2024	140,849
2025	140,849
2026	140,849
2027	140,849
Thereafter	140,849
Total operating lease payments	$845,094
Less: Interest	(185,182)
Present value of lease liabilities	659,912
Less: current portion, record in current liabilities	(90,960)
Present value of lease liabilities	568,952

The weighted average remaining lease terms and discount rates for all of its operating leases were as follows as of September 30, 2022:

September 30,
2022
RMB
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	7.56%

(8) Loans Payable

Short-term bank loans

	September 30,	December 31,
	2022	2021
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$5,069,157	$5,958,561
ICBC Loan 2	422,547	-
China Construction Bank Loan	140,849	-

Total short-term bank loans	$5,632,553	$5,958,561

On November 25, 2021, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,069,157 and $5,958,561 as of September 30, 2022 and December 31, 2021, respectively. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by November 17, 2022.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 28, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $422,547 as of September 30, 2022. The loan bears a fixed interest rate of 4.3% per annum. The loan will be due by December 25, 2022.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $140,849 as of September 30, 2022. The loan bears a fixed interest rate of 3.95% per annum. The loan will be due by July 29, 2023.

As of September 30, 2022, there were guaranteed short-term borrowings of $5,069,157 and unsecured bank loans of $563,396. As of December 31, 2021, there were guaranteed short-term borrowings of $5,958,561 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended September 30, 2022 and 2021 were approximately 4.28% and 4.79%. The average short-term borrowing rates for the nine months endedSeptember 30, 2022 and 2021 were approximately 4.6% and 4.79%.

Long-term loans from credit union

As of September 30, 2022 and December 31, 2021, loans payable to Rural Credit Union of Xushui District, amounted to $8,867,855 and $9,818,530, respectively.

	September 30,	December 31,
	2022	2021
Rural Credit Union of Xushui District Loan 1	$1,211,302	$1,348,871
Rural Credit Union of Xushui District Loan 2	3,521,225	3,921,139
Rural Credit Union of Xushui District Loan 3	2,253,585	2,509,528
Rural Credit Union of Xushui District Loan 4	1,831,037	2,038,992
Jiangna Yu	50,706	-
Total	8,867,855	9,818,530
Less: Current portion of long-term loans from credit union	(4,175,620)	(6,838,465)
Long-term loans from credit union	$4,692,235	$2,980,065

As of September 30, 2022, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
Remainder of 2022	$4,175,620
2023	4,656,256
2024 & after	35,979
Total	8,867,855

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of September 30, 2022 and December 31, 2021, total outstanding loan balance was $1,211,302 and$1,348,871, respectively, Out of the total outstanding loan balance, current portion amounted were $647,906 and $329,376 as of September 30, 2022 and December 31, 2021, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $563,396 and $1,019,495 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $460,107 and $1,130,333 as of September 30, 2022 and December 31, 2021, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of September 30, 2022 and December 31, 2021, the total outstanding loan balance was $3,521,225 and $3,921,139, respectively. Out of the total outstanding loan balance, current portion amounted were $3,521,225 and $1,960,569 as of September 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,960,570 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of September 30, 2022 and December 31, 2021, the total outstanding loan balance was $2,253,585 and $2,509,528, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,509,528 as of September 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,253,585 and $nil are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of September 30, 2022 and December 31, 2021, the total outstanding loan balance was $1,831,037 and $2,038,992, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,038,992 as of September 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,831,037 and $nil are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB 400,000 from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 from July 2022 to July 2027. As of September 30, 2022, the total outstanding loan balance was $50,706. Out of the total outstanding loan balance, the current portion amounted $6,489, which is presented as current liabilities and the remaining balance of $44,217 is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2022.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2022 and 2021 were $248,239 and $264,644, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2022 and 2021 were $753,789 and $788,094, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $361,044 and $402,047 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of September 30, 2022 and December 31, 2021, approximately $42,255 and $47,054 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance was due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of September 30, 2022 and December 31, 2021, the outstanding interest was $193,579 and $215,565, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2022 and December 31, 2021, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and nine months ended September 30, 2022 and 2021. The accrued interest owing to Mr. Zhenyong Liu was approximately $596,878 and $664,666, as of September 30, 2022 and December 31, 2021, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

As of September 30, 2022 and December 31, 2021, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Accrued electricity	$143,537	$135,360
Accrued rental	20,356	61,879
Value-added tax payable	398,303	-
Accrued interest to a related party	596,878	664,666
Payable for purchase of equipment	3,019,217	3,379,368
Accrued commission to salesmen	13,885	15,274
Accrued bank loan interest	1,395,251	992,989
Others	48,386	1,003
Totals	$5,635,813	$5,250,539

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the September 30, 2022:

Three months ended
September 30, 2022
Expected term	1.55 - 2.75
Expected average volatility	85% - 207%
Expected dividend yield	-
Risk-free interest rate	0.19% - 4.25%

The following table summarizes the changes in the derivative liabilities during the three months ended September 30, 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2021	$2,063,534
Addition of new derivatives recognized as warrant	-
Addition of new derivatives recognized as loss on derivatives	-
Exercise of warrants	-
Change in fair value of derivative liability	(729,263)
Balance at September 30, 2022	$1,334,271

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Common Stock

Issuance of common stock to investors

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock in a best-efforts public offering for gross proceeds of approximately $14.4 million. The purchase price for each share of common stock and the corresponding warrant was $0.55. The exercise price of the warrant was $0.55 per share.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock in a firm commitment underwritten public offering for gross proceeds of approximately $21.9 million. The purchase price for each share of common stock and accompanying warrant was $0.75. The exercise price of the warrant was $0.75 per share.

Reverse stock split

On June 9, 2022, the Board of Directors of the Company approved the Reverse Stock Split, at a ratio of 1-for-10, pursuant to Section 78.207 of the Nevada Revised Statutes (“NRS”). The Reverse Stock Split was effected by the Company filing of a Certificate of Change Pursuant to NRS 78.209 with the Secretary of State of the State of Nevada on July 7, 2022. The par value per share of our stock remains unchanged at $0.001 per share after the Reverse Stock Split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

Issuance of common stock pursuant to the 2021 Incentive Stock Plan

On August 15, 2022, the Company granted an aggregate of 1,500,000 shares of common stock under its compensatory incentive plans to fifteen employees, as awards under the 2021 Incentive Stock Plan. Please see Note (16), Stock Incentive Plans for more details. Total fair value of the stock was calculated at $1,560,000 as of the date of grant.

(13) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $0.7425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $0.7425 per share and 352,000 May 2020 Warrants were outstanding as of September 30, 2022. The Company classified warrant as liabilities and accounted for the issuance of the May 2020 Warrants as a derivative.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $0.55 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $0.55 per share. 1,207,492 January 2021 Warrants were outstanding as of September 30, 2022.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $0.75 and will expire on March 1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $0.75 per share and 1,457,143 March 2021 Warrants were outstanding as of September 30, 2022.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

A summary of stock warrant activities is as below:

	Nine months ended September 30, 2022
		Weight
		average
	Number	exercise price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-
Exercised during the period	-
Outstanding and exercisable at end of the period	3,016,635	$6.6907

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2022.

Warrants Outstanding			Warrants Exercisable
Weighted Average
Remaining
Number of	Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
3,016,635	3.34	$6.6907	3,016,635	$6.6907

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of September 30, 2022 and December 31, 2021 are nil.

(14) Earnings Per Share

For the three months ended September 30, 2022 and 2021, basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30,
	2022	2021
Basic (loss) income per share
Net (loss) income for the period - numerator	$(1,887,318)	$1,542,576
Weighted average common stock outstanding - denominator	71,449,208	54,196,300

Net (loss) income per share	$(0.026)	$0.03

Diluted income per share
Net income for the period- numerator	$(1,887,318)	$1,542,576
Weighted average common stock outstanding - denominator	71,449,208	54,196,300

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	71,449,208	54,196,300

Diluted (loss) income per share	$(0.03)	$0.03

For the nine months ended September 30, 2022 and 2021, basic and diluted net income per share are calculated as follows:

	Nine Months Ended September 30,
	2022	2021
Basic loss per share
Net loss for the period - numerator	$(4,663,445)	$(3,249,528)
Weighted average common stock outstanding - denominator	71,449,208	54,196,300

Net loss per share	$(0.07)	$(0.06)

Diluted loss per share
Net loss for the period - numerator	$(4,663,445)	$(3,249,528)
Weighted average common stock outstanding - denominator	71,449,208	54,196,300

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	71,449,208	54,196,300

Diluted loss per share	$(0.07)	$(0.06)

For the three and nine months ended September 30, 2022 and 2021 there were no securities with dilutive effect issued and outstanding.

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

The provisions for income taxes for three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,
	2022	2021
Provision for Income Taxes
Current Tax Provision U.S.	$15,062	$14,717
Current Tax Provision PRC	793,630	443,028
Deferred Tax Provision PRC	(376,405)	(529,133)
Total Provision for (Deferred tax benefit)/ Income Taxes	$432,287	$(71,388)

The provisions for income taxes for nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30,
	2022	2021
Provision for Income Taxes
Current Tax Provision U.S.	$15,062	$14,717
Current Tax Provision PRC	1,022,037	1,700,721
Deferred Tax Provision PRC	(1,197,630)	3,235,556
Total Provision for (Deferred tax benefit)/ Income Taxes	$(160,531)	$4,950,994

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $776,533 and $882,743 for U.S. income tax purposes for the years ended December 31, 2021 and 2020, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of September 30, 2022,management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of September 30, 2022, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	September 30,	December 31,
	2022	2021
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$14,915,860	$14,754,456
Impairment of property, plant and equipment	761,925	783,433
Miscellaneous	353,366	342,170
Net operating loss carryover of PRC company	208,486	388,620
Total deferred tax assets	16,239,637	16,268,679
Less: Valuation allowance	(5,000,000)	(5,000,000)
Total deferred tax assets, net	$11,239,637	11,268,679

	Three Months Ended
	September 30,
	2022	2021
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of reconciling items in the PRC for tax purposes	(54.7)%	(29.9)%
Change in valuation allowance

Effective income tax rate	(29.7)%	(4.9)%

	Nine Months Ended
	September 30,
	2022	2021
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of reconciling items in the PRC for tax purposes	(21.7)%	(27.9)%
(Over) Under-provision in previous year
Change in valuation allowance	-	293.9%

Effective income tax rate	3.3%	291.0%

During the three months ended September 30, 2022 and 2021, the effective income tax rate was estimated by the Company to be 29.7% and 4.9%, respectively.

During the nine months ended September 30, 2022 and 2021, the effective income tax rate was estimated by the Company to be 3.3% and 291%, respectively.

As of September 30, 2022, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2022 and December 31, 2021, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(16) Stock Incentive Plans

2021 Incentive Stock Plan

On November 12, 2021, the Company’s Annual General Meeting adopted and approved the 2021 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc. (the”2021 Plan”).Under the 2021 ISP, the Company has reserved a total of 1,500,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries. On August 15, 2022, the Compensation Committee granted common shares of 1,500,000 shares under the 2021 Plan, to fifteen officers. Total fair value of the stock was calculated at $1,560,000 as of the date of issuance at $1.04 per share.

(17) Commitments and Contingencies

Xushui Land Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $16,902 (RMB120,000). This lease is renewable at the end of the 30-year term.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $140,849 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of September 30, 2022. See ’Operating lease’ under note (7).

Future minimum lease payments of the land lease isas follows:

September 30,	Amount
2023	16,902
2024	16,902
2025	16,902
2026	16,902
2027	16,902
Thereafter	71,833
Total operating lease payments	$156,342

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital commitment

As of September 30, 2022, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10, and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $7,146,745 and $4,700,927 as of September 30, 2022 and December 31, 2021, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of September 30, 2022 and December 31, 2021, the Company guaranteed its long-term loan from financial institutions amounting to $4,366,320 (RMB31,000,000) and $4,862,211 (RMB31,000,000), respectively, that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

The Company evaluates performance of its operating segments based on net income. Administrative functions such as finance, treasury, and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments basedon gross revenue generated. The operating segments do share facilities in Xushui County, Baoding City, Hebei Province, China. All sales were sold to customers located in the PRC.

Summarized financial information for the three reportable segments is as follows:

	September 30, 2022
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$31,359,186	$293,157	$56,871	$-	$-	$31,709,214
Gross profit	3,524,435	(757,695)	16,848	-	-	2,783,588
Depreciation and amortization	1,168,036	2,054,034	403,865	-	-	3,625,935
Interest income	4,130	416	2,965	217	-	7,728
Interest expense	160,740	17,230	78,708	-	-	256,678
Income tax expense(benefit)	740,764	(337,791)	14,252	15,062	-	432,287
Net income (loss)	2,100,268	(1,871,128)	(12,836)	(2,101,863)	(1,759)	(1,887,318)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$42,123,855	$2,508,611	$2,789,071	$-	$(2,333,866)	$45,087,671
Gross profit	2,026,870	(249,996)	44,662	-	-	1,821,536
Depreciation and amortization	1,215,907	1,918,917	432,437	-	-	3,567,261
Interest income	8,222	370	3,452	-	-	12,044
Interest expense	180,270	17,026	84,374	-	-	281,670
Income tax expense(benefit)	320,249	(396,715)	5,078	-	-	(71,388)
Net income (loss)	956,901	(1,258,593)	(56,897)	1,901,165	-	1,542,576

	Nine Months Ended September 30, 2022
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$77,675,737	1,102,933	201,046	-	-	78,979,716
Gross profit	5,812,160	(2,135,819)	51,729	-	-	3,728,070
Depreciation and amortization	3,649,174	6,304,944	1,264,136	-	-	11,218,254
Interest income	7,874	812	7,205	217	-	16,108
Interest expense	501,360	41,599	243,638	-	-	786,597
Income tax expense(benefit)	795,347	(1,128,442)	157,502	15,062	-	(160,531)
Net income (loss)	2,046,362	(5,480,223)	(297,484)	(962,504)	30,404	(4,663,445)

	Nine Months Ended September 30, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated

Revenues	$108,949,261	6,487,027	5,714,288	-	(5,318,563)	115,832,013
Gross profit (loss)	7,523,100	(938,454)	96,915	-	-	6,681,561
Depreciation and amortization	3,976,098	6,459,845	1,297,721	-	-	11,733,664
Interest income	19,202	1,176	7,718	-	-	28,096
Interest expense	537,831	56,376	250,263	-	-	844,470
Income tax expense(benefit)	1,355,079	3,582,328	(1,130)	14,717	-	4,950,994
Net income (loss)	3,892,107	(9,219,504)	(210,718)	2,288,587	-	(3,249,528)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of September 30, 2022
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Total assets	$63,539,735	124,719,775	21,280,523	5,597,506	-	215,137,539

	As of December 31, 2021
	Dongfang	Hebei	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Tengsheng	Shengde	to Segments	Inter-segment	consolidated
Total assets	$109,369,166	93,841,874	29,181,392	9,142,770	-	241,535,202

(19) Concentration and Major Customers and Suppliers

For the three months ended September 30, 2022, the Company had five customers accounted for approximately 12% of total sales. For the three months ended September 30, 2021, the Company hadno single customer contributed over 10% of total sales.

For the nine months ended September 30, 2022, the Company had no single customer contributed over 10% of total sales. For the nine months ended September 30, 2021, the Company had no single customer contributed over 10% of total sales.

For the three months ended September 30, 2022, the Company had three major suppliers accounted for 77%, 14% and 7% of total purchases. For the three months ended September 30, 2021, the Company had three major suppliers accounted for 74%, 12% and 5% of total purchases.

For the nine months ended September 30, 2022, the Company had three major suppliers accounted for 77%, 15% and 5% of total purchases. For the nine months ended September 30, 2021, the Company had two major suppliers accounted for 78% and 11% of total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of September 30, 2022 and December 31, 2021. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 ($70,425) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2022 and December 31, 2021, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB96,281,183 ($13,561,112) as of September 30, 2022.

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

(23) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2022 and 2021 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended September 30, 2022 and 2021

Revenue for the three months ended September 30, 2022 was $31,709,214, a decrease of $13,378,457, or 29.67%, from $45,087,671 for the same period in the previous year. This was mainly due to the decrease in sales of regular corrugating medium paper, offset printing paper and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended September 30, 2022 was $31,652,343, a decrease of $13,283,137, or 29.56%, from $44,935,480 for the third quarter of 2021. Total offset printing paper, CMP and tissue paper products sold during the three months ended September 30, 2022 amounted to 72,615 tonnes, a decrease of 11,520 tonnes, or 13.69%, compared to 84,135 tonnes sold in the comparable period in the previous year. Due to the sporadic situation of COVID-19 in China, our factory facilities were operated in a limited, transitional basis during the three months ended September 30, 2022. The changes in revenue dollar amount and in quantity sold for the three months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2022		September 30, 2021		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	59,848	$26,062,736	61,947	$31,200,984	(2,099)	$(5,138,248)	-3.39%	-16.47%
Light-Weight CMP	12,507	$5,296,450	12,497	$6,127,480	10	$(831,030)	0.08%	-13.56%
Total CMP	72,355	$31,359,186	74,444	$37,328,464	(2,089)	$(5,969,278)	-2.81%	-15.99%
Offset Printing Paper	-	$-	7,045	$4,795,391	(7,045)	$(4,795,391)	(100.00)%	(100.00)%
Tissue Paper Products	260	$293,157	2,646	$2,811,625	(2,386)	$(2,518,468)	-90.17%	-89.57%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	72,615	$31,652,343	84,135	$44,935,480	(11,520)	$(13,283,137)	-13.69%	-29.56%

Monthly sales revenue for the 24 months ended September 30, 2022, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended September 30, 2022 and 2021 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended September 30, 2021	$681	$504	$490	$1,063
Three Months ended September 30, 2022	$-	$435	$423	$1,128
Increase (Decrease) from comparable period in the previous year	$(681)	$(69)	$(67)	$65
Increase (Decrease) by percentage	-	-13.69%	-13.67%	6.11%

The following chart shows the month-by-month ASPs for the 24-month period ended September 30, 2022:

Corrugating Medium Paper

Revenue from CMP amounted to $31,359,186 (99.07% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2022, representing a decrease of $5,969,278, or 15.99%, from $37,328,464 for the comparable period in 2021.

We sold 72,355 tonnes of CMP in the three months ended September 30, 2022 as compared to 74,444 tonnes for the same period in 2021, representing a 2.81% decrease in quantity sold.

ASP for regular CMP dropped from $504/tonne for the three months ended September 30, 2021 to $435/tonne for the three months ended September 30, 2022, representing a 13.69% decrease. ASP in RMB for regular CMP for the third quarter of 2021 and 2022 was RMB3,259 and RMB2,980, respectively, representing a 8.56% decrease. The quantity of regular CMP sold decreased by 2,099 tonnes, from 61,947 tonnes in the third quarter of 2021 to 59,848 tonnes in the third quarter of 2022.

ASP for light-weight CMP decreased from $490/tonne for the three months ended September 30, 2021 to $423/tonne for the three months ended September 30, 2022, representing a 13.67% decrease. ASP in RMB for light-weight CMP for the third quarter of 2021 and 2022 was RMB3,173 and RMB2,892, respectively, representing a 8.86% decrease. The quantity of light-weight CMP sold increased by 10 tonnes, from 12,497 tonnes in the third quarter of 2021, to 12,507 tonnes in the third quarter of 2022.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes/year. The utilization rates for the third quarter of 2022 and 2021 were 66.82% and 67.42%, respectively, representing a decrease of 0.60%.

Quantities sold for regular CMP that was produced by the PM6 production line from October 2020 to September 2022 are as follows:

Offset printing paper

Revenue from offset printing paper was $nil for the three months ended September 30, 2022 compared to the revenue of $4,795,391 for the three months ended September 30, 2021. As required by the government to stem the sporadic spread of COVID-19, our production of offset printing paper was suspended in the third quarter of 2022.

Tissue Paper Products

Revenue from tissue paper products was $293,157 (0.93% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2022, representing a decrease of $2,518,468, or 89.57%, from $2,811,625 for the three months ended September 30, 2021. We sold 260 tonnes of tissue paper in the third quarter of 2022, as compared to 2,646 tonnes in the comparable period of 2021, representing a decrease of 2,386 tonnes, or 90.17%.

ASP for tissue paper products increased from $1,063/tonne for the three months ended September 30, 2021 to $1,128/tonne for the three months ended September 30, 2022, representing a 6.11% increase. ASP in RMB for tissue paper products for the third quarter of 2021 and 2022 was RMB6,875 and RMB7,913, respectively, representing a 15.10% increase.

Revenue of Face Mask

Revenue generated from selling face mask were $56,871 and $152,191 for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $95,320, or 62.63%. We sold 1,282 thousand pieces of face masks in the third quarter of 2022, as compared to 3,180 thousand pieces in the comparable period of 2021, a decrease of 1,898 thousand pieces, or 59.69%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended September 30, 2022 was $28,885,603, a decrease of $14,259,449, or 33.05%, from $43,145,052 for the comparable period in 2021. This was mainly due to the decrease in sales quantity of regular CMP, offset printing paper and tissue paper products, and the decrease in material costs of CMP.

Cost of sales for CMP was $27,834,752 for the quarter ended September 30, 2022, as compared to $36,069,192 for the comparable period in 2021. The decrease in the cost of sales of $8,234,440 for CMP was mainly due to the decrease in sales volume of regular CMP and the decrease in average cost of sales. Average cost of sales per tonne for CMP decreased by 20.62%, from $485 in the third quarter of 2021 to $385 in the third quarter of 2022. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in the third quarter of 2022 compared to the third quarter of 2021.

Cost of sales for offset printing paper was $nil for the quarter ended September 30, 2022, as compared to $4,018,447 for the comparable period in 2021.

Cost of sales for tissue paper products was $1,050,851 for the quarter ended September 30, 2022, as compared to $3,057,413 for the comparable period in 2021. The decrease in the cost of sales of $2,006,562 for tissue paper products was mainly due to the decrease in sales volume of tissue paper products, partially offset by the increase in average cost of sales. Average cost of sales per tonne of tissue paper products increased by 249.96%, from $1,155 in the three months ended September 30, 2021, to $4,042 for the comparable period in 2022. This was mainly due to the increase in cost of tissue base paper and higher manufacturing overhead costs absorbed in the unit cost of sales due to low production yield.

Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2022 and 2021 are summarized below:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$23,218,241		$388	$30,284,195		$489	$(7,065,954)		$(101)	-23.33%	-20.65%
Light-Weight CMP	$4,616,511		$369	$5,784,997		$463	$(1,168,486)		$(94)	-20.20%	-20.30%
Total CMP	$27,834,752		$385	$36,069,192		$485	$(8,234,440)		$(100)	-22.83%	-20.62%
Offset Printing Paper	$-		$-	$4,018,447		$570	$(4,018,447)		$(570)	-100.00%	-100.00%
Tissue Paper Products	$1,050,851		$4,042	3,057,413		$1,155	$(2,006,562)		$2,887	-65.63%	249.96%
Total CMP, Offset Printing Paper and Tissue Paper	$28,885,603	$	n/a	$43,145,052	$	n/a	$(14,259,449)	$	n/a	-33.05%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended September 30, 2022 were RMB 1,561/tonne (approximately $235/tonne), as compared to RMB 1,966/tonne (approximately $304/tonne) for the three months ended September 30, 2021. These changes (in US dollars) represent a year-over-year decrease of 22.70% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from October 2020 to September 2022 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 11.6% of total sales in the third quarter of 2022, respectively, compared to 4% and 10.8% of total sales in the third quarter of 2021. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended September 30, 2022 are summarized as follows:

Gross Profit

Gross profit for the three months ended September 30, 2022 was $2,783,588 (8.78% of the total revenue), representing an increase of $962,052, or 52.82%, from the gross profit of $1,821,536 (4.04% of the total revenue) for the three months ended September 30, 2021, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended September 30, 2022 was $2,766,740, representing an increase of $976,312, or 54.53%, from the gross profit of $1,790,428 for the three months ended September 30, 2021. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 4.76 percentage points, from 3.98% for the three months ended September 30, 2021, to 8.74% for the three months ended September 30, 2022.

Gross profit margin for regular CMP for the three months ended September 30, 2022 was 10.91%, or 7.97 percentage points higher, as compared to gross profit margin of 2.94% for the three months ended September 30, 2021. Such increase was mainly due to the decrease in cost of recycled paper board, partially offset bythe decrease of ASP of regular CMP in the third quarter of 2022.

Gross profit margin for light-weight CMP for the three months ended September 30, 2022 was 12.84%, or 7.25 percentage points higher, as compared to gross profit margin of 5.59% for the three months ended September 30, 2021. The increase was mainly due to the decrease in cost of recycled paper board, partially offset bythe decrease of ASP of light-weight CMP in the third quarter of 2022.

Gross profit margin for tissue paper products for the three months ended September 30, 2022 was -258.46%, or 249.72 percentage points lower, as compared to gross profit margin of -8.74% for the three months ended September 30, 2021. The increase in gross loss was mainly due to the decrease in ASP of tissue paper products and the increase in cost of sales in the third quarter of 2022.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended September 30, 2022 are as follows:

Face Masks

Gross profit for face masks for the three months ended September 30, 2022 and 2021 were $16,848 and $31,108, representing a gross margin of 29.62% and 20.44%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 were $3,370,541, an increase of $1,350,976, or 66.89% from $2,019,565 for the three months ended September 30, 2021. The increase was mainly due to 1,500,000 shares of common stock granted under our compensatory incentive plan in August 2022, value at $1,560,000.

Loss from Operations

Operating loss for the quarter ended September 30, 2022 was $588,712, a decrease of $390,683, or 197.29%, from $198,029 for the quarter ended September 30, 2021. The decrease in income from operations was primarily due to the increase in selling, general and administrative expenses, partially offset by the increase in gross profit.

Other Income and Expenses

Interest expense for the three months ended September 30, 2022 decreased by $24,992, from $281,670 in the three months ended September 30, 2021, to $256,678. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $14,681,595 as of September 30, 2022, as compared to $16,377,758 as of September 30, 2021.

Loss (Gain) on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The (loss) gain recognized on addition and change in fair value of derivative liability for the three months ended September 30, 2022 and 2021 was a loss of $617,370 and a gain of $1,938,873, respectively.

Net Loss

As a result and the factors discussed above, net loss was $1,887,318 for the quarter ended September 30, 2022, representing a decrease of $3,429,894, or 222.35%, from net income of $1,542,576 for the quarter ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue for the nine months ended September 30, 2022 was $78,979,716, representing a decrease of $36,852,297, or 31.82%, from $115,832,013 for the same period in the previous year. This was mainly due to the decrease in sales volume of corrugating medium paper (“CMP”) and offset printing paper and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2022 was $78,778,671, a decrease of $36,661,823, or 31.76%, from $115,440,494 for the nine months ended September 30, 2021. This was mainly due to the decrease in sales volume of regular CMP, light-weight CMP, offset printing paper and tissue paper products, and the decrease in ASPs of CMP and tissue paper products. Total quantities of offset printing paper, CMP and tissue paper products sold during the nine months ended September 30, 2022 amounted to 168,066 tonnes, a decrease of 48,237 tonnes, or 22.30%, compared to 216,303 tonnes sold during the nine months ended September 30, 2021. Total quantities of CMP and offset printing paper sold decreased by 43,314 tonnes in the nine months of 2022 as compared to the same period of 2021. We sold 1,040 tonnes of tissue paper products in the nine months of 2022 as opposed to 5,963 tonnes in the same period of 2021. Production of CMP was suspended during January and February 2022 and offset printing paper suspended during the year. Production was restricted during Winter Olympics held in Beijing in 2022 and COVID-19 as required by the government. The changes in revenue and quantity sold for the nine months ended September 30, 2022 and 2021 are summarized as follows:

A summary of the above changes and further analyses of the changes in our sales revenue are as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2022		September 30, 2021		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	139,036	$65,015,400	156,080	$78,417,279	(17,044)	$(13,401,879)	-10.92%	-17.09%
Light-Weight CMP	27,990	$12,660,338	33,658	$16,436,588	(5,668)	$(3,776,250)	-16.84%	-22.97%
Total CMP	167,026	$77,675,738	189,738	$94,853,867	(22,712)	$(17,178,129)	-11.97%	-18.11%
Offset Printing Paper	-	$-	20,602	$14,095,393	(20,602)	$(14,095,393)	-100.00%	-100.00%
Tissue Paper Products	1,040	$1,102,933	5,963	6,491,234	(4,923)	$(5,388,301)	-82.56%	-83.01%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	168,066	$78,778,671	216,303	$115,440,494	(48,237)	$(36,661,823)	-22.30%	-31.76%

ASPs for our main products in the nine-month period ended September 30, 2022 and 2021 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Nine Months Ended September 30, 2021	$684	$502	$488	$1089
Nine Months Ended September 30, 2022	$0	$468	$452	$1061
Decrease from comparable period in the previous year	$-684	$-34	$-36	$-28
Decrease by percentage	-100.00%	-6.77%	-7.38%	-2.57%

Revenue of Face Masks

Revenue generated from selling face masks were $201,045 and $391,519 for the nine months ended September 30, 2022 and 2021. We sold 4,295 thousand pieces of face masks for the nine months ended September 30, 2022, as compared to 9,650 thousand pieces in the comparable period of 2021, a decrease of 5,355 thousand pieces, or 55.49%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the nine months ended September 30, 2022 was $75,102,330, a decrease of $33,723,073, or 30.99%, from $108,825,403 for the nine months ended September 30, 2021. This was mainly a result of the decrease in sales volume of CMP and offset printing paper and decrease of material costs of CMP. Cost of sales for CMP was $71,863,579 for the nine months ended September 30, 2022, as compared to $89,766,509 in the same period of 2021.Cost of sales for tissue paper products was $3,238,751 for the nine months ended September 30, 2022, as compared to $7,425,480 in the same period of 2021. Average cost of sales per tonne of tissue paper products increased by 150.12%, from $1,245 for the nine months ended September 30, 2021, to $3,114 for the same period of 2022. The increase in average cost of sales of tissue paper products was mainly due to the increase in average cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the nine months ended September 30, 2022 and 2021 are summarized below:

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$60,363,632		$434	$74,522,911		$477	$(14,159,279)		$(43)	-19.00%	-9.01%
Light-Weight CMP	$11,499,947		$411	$15,243,598		$453	$(3,743,651)		$(42)	-24.56%	-9.27%
Total CMP	$71,863,579		$430	$89,766,509		$473	$(17,902,930)		$(43)	-19.94%	-9.09%
Offset Printing Paper	$0		$-	$11,633,414		$565	$(11,633,414)		$(565)	-100.00%	-100.00%
Tissue Paper Products	$3,238,751		$3,114	$7,425,480		$1,245	$(4,186,729)		$1,869	-56.38%	150.12%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$75,102,330	$	n/a	$108,825,403	$	n/a	$(33,723,073)	$	n/a	-30.99%	n/a %

Gross Profit

Gross profit for the nine months ended September 30, 2022 was $3,728,070 (4.72% of the total revenue), representing a decrease of $2,953,491, or 44.20%, from the gross profit of $6,681,561 (5.77% of the total revenue) for the nine months ended September 30, 2021. The decrease was mainly due to (i) the decrease in quantities sold of CMP, offset printing paper and tissue paper products, and (ii) the increase in material costs of tissue paper products.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2022 was $3,676,341, a decrease of $2,938,750, or 44.42%, from the gross profit of $6,615,091 for the nine months ended September 30, 2021. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 1.06 percentage points, from 5.73% for the nine months ended September 30, 2021, to 4.67% for the nine months ended September 30, 2022.

Gross profit margin for regular CMP for the nine months ended September 30, 2022 was 7.15%, or 2.18 percentage points higher, as compared to gross profit margin of 4.97% for the nine months ended September 30, 2021. Such increase was primarily due to decrease in material costs, partially offset by the decrease in ASP of regular CMP.

Gross profit margin for light-weight CMP for the nine months ended September 30, 2022 was 9.17%, or 1.91 percentage points higher, as compared to gross profit margin of 7.26% for the nine months ended September 30, 2021. Such increase was primarily due to the decrease in material costs, partially offset by the decrease in ASP of light-weight CMP.

Gross profit margin for tissue paper products was -193.65% for the nine months ended September 30, 2022, a decrease of 179.26 percentage points, as compared to -14.39% for the nine months ended September 30, 2021. The decrease was mainly due to the increase in cost of tissue base paper.

Face Masks

Gross profit for face mask for the nine months ended September 30, 2022 was $51,729, representing a gross margin of 25.73% compared with a gross profit of $66,469, representing a gross margin of 16.98%, for the nine months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $8,541,224, an increase of $1,368,729, or 19.08% from $7,172,495 for the nine months ended September 30, 2021. The increase was mainly due to 1,500,000 shares of common stock granted under our compensatory incentive plan in August 2022, value at $1,560,000.

Loss from Operations

Operating loss for the nine months ended September 30, 2022 was $4,782,750, a decrease of $4,291,816, or 874.21%, from $490,934 for the nine months ended September 30, 2021. The decrease was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2022 decreased by $57,873, from $844,470 for the nine months ended September 30, 2021, to $786,597. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $14,681,595 as of September 30, 2022, as compared to $16,377,758 as of September 30, 2021.

Gain on derivative liability

The Company analyzed warrants for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the nine months ended September 30, 2022 and 2021 were $729,263 and $2,810,913, respectively.

Net Loss

As a result of the above, net loss was $4,663,445 for the nine months ended September 30, 2022, representing a decrease of $1,413,917, or 43.51%, from $3,249,528 for nine months ended September 30, 2021.

Accounts Receivable

Net accounts receivable decreased by $632,635, or 12.99%, to $4,236,299 as of September 30, 2022, as compared with $4,868,934 as of December 31, 2021. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 79.98% of total value of inventory as of September 30, 2022), semi-finished goods and finished goods. As of September 30, 2022, the recorded value of inventory decreased by 24.01% to $4,441,390 from $5,844,895 as of December 31, 2021. As of September 30, 2022, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $3,246,847, approximately $1,149,785, or 54.83%, higher than the balance as of December 31, 2021. Due to the volatility of recycled paper board price, a minimum level of inventory was maintained at the end of 2021.As a result of better control over stock turnover, finished goods were reduced by 78.72% as at September 30, 2022 as compared to finished goods at the end of 2021.

A summary of changes in major inventory items is as follows:

	September 30,	December 31,
	2022	2021	$ Change	% Change
Raw Materials
Recycled paper board	$3,246,847	$2,097,062	1,149,785	54.83%
Recycled white scrap paper	10,603	11,808	-1,205	-10.20%
Tissue base paper	59,505	38,745	20,760	53.58%
Gas	80,319	32,753	47,566	145.23%
Mask fabric and other raw materials	154,865	167,786	-12,921	-7.70%
Total Raw Materials	3,552,139	2,348,154	1,203,985	51.27%

Semi-finished Goods	165,707	96,087	69,620	72.46%
Finished Goods	723,544	3,400,654	-2,677,110	-78.72%
Total inventory, gross	4,441,390	5,844,895	-1,403,505	-24.01%
Inventory reserve	-	-	-
Total inventory, net	$4,441,390	$5,844,895	(1,403,505)	-24.01%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $140,849 (RMB1,000,000). The lease agreement was renewed in August 2022 with a term of six years with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment as of September 30, 2022

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of September 30, 2022, we had approximately $7.1 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

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

Hebei Tengsheng made payments due according to the schedule. The balance of Leased Equipment net of amortization was $1,940,586 and $2,286,459 as of September 30, 2022 and December 31, 2021, respectively. The lease liability was $181,187 and $362,394, and its current portion in the amount of $181,187 and $210,161 as of September 30, 2022 and December 31, 2021, respectively.

Amortization of the Leased Equipment was $38,486 and $41,208 for the three months ended September 30, 2022 and 2021. Amortization of the Leased Equipment was $120,464 and $123,663 for the nine months ended September 30, 2022 and 2021. Total interest expenses for the sale-leaseback arrangement was $8,439 and $17,026 for the three months ended September 30, 2022 and 2021.Total interest expenses for the sale-leaseback arrangement was $32,808 and $56,376 for the nine months ended September 30, 2022 and 2021.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of September 30, 2022 was $16,017,403, an increase of $4,815,791, from $11,201,791 as of December 31, 2021. The increase of cash and cash equivalents for the nine months ended September 30, 2022 was attributable to a number of factors including:

i. Net cash provided by (used in) operating activities

Net cash provided by operating activities was $7,429,169 for the nine months ended September 30, 2022. The balance represented an increase of cash of $13,871,746, or 215.31%, from $6,442,577 used in operating activities for the nine months ended September 30, 2021. Net loss for the nine months ended September 30, 2022 was $4,663,445, representing an increase of loss of $1,413,917, or 43.51%, from a net loss of $3,249,528 for the nine months ended September 30, 2021. Changes in various asset and liability account balances throughout the nine months ended September 30, 2022 also contributed to the net change in cash from operating activities in nine months ended September 30, 2022. Chief among such changes is the decrease of accounts receivable in the amount of $146,250 during the nine months of 2022. There was also a decrease of $863,170 in the ending inventory balance as of September 30, 2022 (an increase to net cash for the nine months ended September 30, 2022 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $11,218,254. The Company also had a net increase of $422,092 in prepayment and other current assets (a decrease to net cash) and a net increase of $808,380 in other payables and accrued liabilities and related parties (an increase to net cash), as well as a decrease in income tax payable of $265,493 (a decrease to net cash) during the nine months ended September 30, 2022.

ii. Net cash used in investing activities

We incurred $8,189,410 in net cash expenditures for investing activities during the nine months ended September 30, 2022, as compared to $12,781,114 for the same period of 2021. Payments in 2022 were mainly for the last installments for the Tengsheng land acquisition.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $6,840,080 for the nine months ended September 30, 2022, as compared to net cash provided by financing activities in the amount of $41,547,363 for the nine months ended September 30, 2021. A $6.6 million loan was repaid by a related party during the period.

Short-term bank loans

	September 30,	December 31,
	2022	2021
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$5,069,157	$5,958,561
ICBC Loan 2	422,547	-
China Construction Bank Loan	140,849	-

Total short-term bank loans	$5,632,553	$5,958,561

On November 25, 2021, the Company entered into a working capital loan agreement with the ICBC for a loan, with a balance of $5,069,157 and $5,958,561 as of September 30, 2022 and December 31, 2021, respectively. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due and repaid at various installments by November 17, 2022.

On June 28, 2022, the Company entered into a working capital loan agreement with the ICBC for a loan, with a balance of $422,547 as of September 30, 2022. The loan bears a fixed interest rate of 4.3% per annum. The loan will be due by December 25, 2022.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank for a loan, with a balance of $140,849 as of September 30, 2022. The loan bears a fixed interest rate of 3.95% per annum. The loan will be due by July 29, 2023.

As of September 30, 2022, there were guaranteed short-term borrowings of $5,069,157 and unsecured bank loans of $563,396. As of December 31, 2021, there were guaranteed short-term borrowings of $5,958,561 and unsecured bank loans of $nil.

The average short-term borrowing rates for the three months ended September 30, 2022 and 2021 were approximately 4.28% and 4.79%. The average short-term borrowing rates for the nine months ended September 30, 2022 and 2021 were approximately 4.6% and 4.79%.

Long-term loans from credit union

As of September 30, 2022 and December 31, 2021, loans payable to Rural Credit Union of Xushui District, amounted to $8,867,855 and $9,818,530, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a loan with a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bears the rate of 0.64% per month. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of September 30, 2022 and December 31, 2021, total outstanding loan balance was $1,211,302 and$1,348,871, respectively, Out of the total outstanding loan balance, current portion amounted were $647,906 and $329,376 as of September 30, 2022 and December 31, 2021, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $563,396 and $1,019,495 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a loan with a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $460,107 and $1,130,333 as of September 30, 2022 and December 31, 2021, respectively. Interest payment is due quarterly and bears a fixed rate of 0.64% per month. As of September 30, 2022 and December 31, 2021, the total outstanding loan balance was $3,521,225 and $3,921,139, respectively. Out of the total outstanding loan balance, the current portion amounted $3,521,225 and $1,960,569 as of September 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,960,570 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a loan with a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bears a fixed rate of 0.6% per month. As of September 30, 2022 and December 31, 2021, the total outstanding loan balance was $2,253,585 and $2,509,528, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,509,528 as of September 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,253,585 and $nil are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a loan with a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Hebei Tengsheng with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bears a fixed rate of 7.56% per annum. As of September 30, 2022 and December 31, 2021, the total outstanding loan balance was $1,831,037 and $2,038,992, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,038,992 as of September 30, 2022 and December 31, 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,831,037 and $nil are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB 400,000 from the customer for a term of five years, which is payable in monthly installment of RMB10667 from July 2022 to July 2027. As of September 30, 2022, the total outstanding loan balance was $50,706. Out of the total outstanding loan balance, current portion amounted was $6,489, which is presented as current liabilities and the remaining balance of $44,217 is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2022.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2022 and 2021 were $248,239 and $264,644, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2022 and 2021 were $753,789 and $788,094, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $361,044 and $402,047 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of September 30, 2022 and December 31, 2021, approximately $42,255 and $47,054 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance was due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of September 30, 2022 and December 31, 2021, the outstanding interest was $193,579 and $215,565, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2022 and December 31, 2021, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and nine months ended September 30, 2022 and 2021. The accrued interest owing to Mr. Zhenyong Liu was approximately $596,878 and $664,666, as of September 30, 2022 and December 31, 2021, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

As of September 30, 2022 and December 31, 2021, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended September 30, 2022 and 2021, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2022 and December 31, 2021 to translate the Chinese RMB to the U.S. Dollars are 7.0998:1 and 6.3757:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.6410:1 and 6.4682:1 for the three months ended September 30, 2022 and 2021, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,366,320 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2022.

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

IT TECH PACKAGING, INC.

Date: November 10, 2022	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)