Form 10-K
period 2022-12-31
IT TECH PACKAGING, INC.
filed 2023-03-24
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2022 was approximately $10,985,843 based upon 9,231,801 shares of common stock held by non-affiliates and the closing price of the common stock of $1.19 on June 30, 2022.

As of March 23, 2023, there were 10,065,920 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

INTRODUCTION

All references to “we,” “us,” “our,” or similar terms used in this annual report refer to IT Tech Packaging, Inc., a Nevada corporation, including its wholly-owned subsidiaries, and, in the context of describing our operations and consolidated financial information, our variable interest entity in China, Hebei Baoding Dongfang Paper Milling Company Limited, or Dongfang Paper. “IT Tech Packaging” refers to IT Tech Packaging, Inc. “VIE” or “Dongfang Paper” refers to our variable interest entity in China. “Baoding Shengde” refers to our wholly-owned subsidiary, Baoding Shengde Paper Co., Ltd, a PRC company. “Qianrong”, refers to our indirect wholly-owned subsidiary, QianrongQianhui Hebei Technology Co., Ltd, a PRC company. “Tengsheng Paper” refers to the subsidiary of Dongfang Paper, Hebei Tengsheng Paper Co., Ltd., a PRC company.

All references to “PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this annual report, Taiwan, Hong Kong and Macau; all references to “RMB” or “Renminbi” refer to the legal currency of China; all references to “US$,” “dollars,” “U.S. dollars” and “$” refer to the legal currency of the United States.

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income and our audited consolidated balance sheets as of December 31, 2022 and 2021.

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

ii

PART I

Item 1. Business

IT Tech Packaging, Inc. (the “Company,” “IT Tech Packaging,” or “ITP”) is not an operating company but a Nevada holding company with operations primarily conducted by its subsidiary and variable interest entity, or VIE, in China. IT Tech Packaging operated its business in China through its wholly-owned PRC subsidiaries, namely Baoding Shengde Paper Co., Ltd., a People’s Republic of China company (“Baoding Shengde”) and QianrongQianhui Hebei Technology Co., Ltd., a People’s Republic of China company (“Qianrong”) (together with Baoding Shengde, the “PRC Subsidiaries”), and Hebei Baoding Dongfang Paper Milling Company Limited (“Dongfang Paper”), which we refer to as our VIE in this annual report, and rely on contractual arrangements that establish the VIE structure among Baoding Shengde, the VIE and VIE’s shareholders to operate our business in China.

IT Tech Packaging is a Nevada holding company with no operations of its own. Operations in China are primarily conducted through Dongfeng Paper, the consolidated VIE. Dongfang Paper is consolidated for accounting purposes but is not an entity in which you own equity.

Investors in our common stock should be aware that they may never directly hold equity interests in the Chinese operating entities, but rather purchasing equity solely in IT Tech Packaging Inc., our Nevada holding company, which does not directly own substantially all of our business in China conducted by our PRC Subsidiaries and VIE.

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

The diagram below illustrates our corporate structure and contractual arrangements with respect to each of our subsidiaries and consolidated VIE and the place of incorporation of each named entity as of the date of this annual report:

The following diagram sets forth the current ownership of Dongfang Paper:

Our subsidiaries and the VIE in which our operations are conducted include:

●	Baoding Shengde Paper Co., Ltd. (“Baoding Shengde”) is a PRC entity that is 100% indirectly owned by the Company. Baoding Shengde has entered into VIE agreements with the VIE identified below.

●	Each of the following, which are PRC companies that are consolidated with the Company:

1. Hebei Baoding Dongfang Paper Milling Co., Ltd. (“Dongfang Paper”) is a PRC entity that entered into VIE Agreements with Baoding Shengde; Dongfang Paper is the VIE.

2. Hebei Tengsheng Paper Co., Ltd. (“Tengsheng”) is a PRC entity that is 100% owned by Dongfang Paper.

●	QianrongQianHui Hebei Technology Co., Ltd. (“Qianrong”) is a PRC entity, incorporated on July 15, 2021, that is 100% indirectly owned by the Company.

●	Shengde Holdings Inc., a Nevada company and our wholly-owned U.S. subsidiary, and Dongfang Zhiye Holding Limited, a British Virgin Islands company, are subsidiaries outside of China. Dongfang Zhiye Holding Limited has been inactive since 2010.

Recent Regulatory Developments

On January 4, 2022, the Cyberspace Administration of China, or CAC, issued the revised Measures on Cyberspace Security Review (the “Revised Measures”), which came into effect on February 15, 2022. Under the Revised Measures, any “network platform operator” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cyber security review.

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

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which will come into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we, all of our PRC Subsidiaries, the consolidated VIE and its subsidiary are not required to fulfill filing procedures and obtain approvals from the CSRC to continue to offer our securities or operate business of the consolidated VIE and its subsidiary as of the date of this annual report. In addition, to date, none of us, our PRC Subsidiaries, the consolidated VIE and its subsidiary has received any filing or compliance requirements from CSRC for the listing of the Company at NYSE American and all of its overseas offerings. Furthermore, based on our understanding of the current PRC laws, we believe that the CSRC’s approval is not required to be obtained for the Company’s listing on NYSE American; however, there are substantial uncertainties regarding the interpretation and application of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein. See “Risk Factors — Risk Factors Relating to Doing Business in China — The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). While such rules have not yet gone into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless”

On December 24, 2021, the Standing Committee of the National People’s Congress issued Law of the People’s Republic of China on the Prevention and Control of Noise Pollution (the “Prevention and Control of Noise Pollution Law”), which became effective on June 5, 2022. According to the Prevention and Control of Noise Pollution Law, entities subject to the pollutant discharge licensing management requirements shall not emit industrial noise without a pollutant discharge permit and shall prevent and control noise pollution according to the requirements of the pollutant discharge permit. The noise pollution has been included in the Pollution Discharge Permit, and we conduct quarterly test on the noise through qualified testing institutions to comply with the laws, which is required by laws.

Consolidation

We conduct substantially all of our business in China through Dongfang Paper, the VIE, due to PRC legal restrictions of foreign ownership in certain sectors. Substantially most of IT Tech Packaging’s revenues, costs and net income in China are directly or indirectly generated through the VIE. IT Tech Packaging, through Baoding Shengde, has signed various agreements with the VIE and shareholders of the VIE to allow the transfer of economic benefits from the VIE to Baoding Shengde and to direct the activities of the VIE.

Total assets and liabilities presented on IT Tech Packaging’s consolidated balance sheets and revenue, expense, net income presented on consolidated statement of operations and comprehensive income as well as the cash flow from operating, investing and financing activities presented on the consolidated statement of cash flows are substantially the financial position, operation and cash flow of the VIE. As of December 31, 2022, our variable interest entity accounted for an aggregate of 88.54% and 72.59% of our total assets and total liabilities. As of December 31, 2021, our variable interest entity accounted for an aggregate of 84.13% and 69.51% of our total assets and total liabilities. As of December 31, 2022 and 2021, $7,612,294 and $2,058,841 of cash and cash equivalents were denominated in RMB, respectively.

IT Tech Packaging and its directly owned subsidiary, Shengde Holding, do not have any substantial assets or liabilities or result of operations. The following table sets forth the assets, liabilities, results of operations and changes in cash, cash equivalents of the VIE, which were included in the Company’s consolidated balance sheets and statements of comprehensive income and statements of cash flows with intercompany transactions eliminated:

	As of
	December 31, 2022	December 31, 2021

Current assets	$33,832,930	$33,444,699
Total non-current assets	$147,178,884	$169,766,341
Total Assets	$181,011,814	$203,211,040
Total liabilities	$16,784,877	$17,924,476

	For the Fiscal Year Ended
	December 31,
	2022	2021

Net cash provided by operating activities	$13,064,529	$25,058,780
Net cash used in investing activities	$(7,494,805)	$(25,071,372)
Net cash used in financing activities	$(7,074,857)	$(917,041)

Distributions and Other Transfers of Cash through our Organization

We are a holding company, although other means are available for us to obtain financing at the holding company level, we may receive dividends and other distributions on equity paid by our subsidiary established in China for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders to the extent we choose to do so, to service any debt we may incur and to pay our operating expenses. Our PRC Subsidiaries, consolidated VIE and its subsidiary in China are subject to restrictions on making dividends and other payments to us. Baoding Shengde’s income in turn depends on the service and other fees paid by the consolidated VIE and its subsidiary. ITP, its subsidiaries, the consolidated VIE and its subsidiary may also transfer cash to each other as part of the group cash management. If any of our subsidiaries, the consolidated VIE and its subsidiary incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends or make other payments to us. Current PRC regulations permit our PRC Subsidiaries in China to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, under the applicable requirements of PRC law, our PRC Subsidiaries, consolidated VIE and its subsidiary incorporated as companies may only distribute dividends after they have made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends.

IT Tech Packaging conducts its business operations in China through its PRC Subsidiaries and Dongfang Paper, the VIE. If needed, IT Tech Packaging can transfer cash to the PRC Subsidiaries through loans and/or capital contributions, and the PRC Subsidiaries can transfer cash to IT Tech Packaging through issuing dividends or other distributions. The PRC Subsidiaries can transfer cash to the VIE through intercompany loans and capital contributions, and the VIE can transfer cash to the PRC Subsidiaries as services fees under the VIE contractual arrangements. For the year ended December 31, 2022, the cash flows occurred between IT Tech Packaging, its subsidiaries and the VIE included (i) funding through Shengde Holdings Inc. to Baoding Shengde, with an amount of $6,500,000 as capital contributions; (ii) Baoding Shengde loans to Dongfang Paper with total amount of $1,727,644; (iii) Baoding Shengde loans to Tengsheng Paper with total amount of $1,923,845; and (iv) funding through Shengde Holdings Inc. to Qianrong, with an amount of $3,500,000 as capital contributions. We do not have an established cash management policy that dictates how funds are transferred between us, our subsidiaries, consolidated VIE and its subsidiary. We do not, at this time, intend to distribute earnings or settle amounts owed under the VIE Agreements.

Current PRC regulations permit the PRC Subsidiaries to pay dividends to its shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. The PRC Subsidiaries are required to set aside 10% of its after-tax profits to fund a statutory reserve until such reserve reaches 50% of its registered capital if it distributes its after-tax profits for the current financial year. For details, see “Risk Factors — Risk Factors Relating to Doing Business in China — We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.” In addition, cash transfers from IT Tech Packaging are subject to applicable PRC laws and regulations on loans and direct investment. For details, see “Risk Factors — Risk Factors Relating to Doing Business in China — PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from making loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

In addition, the PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. IT Tech Packaging receives a significant portion of its revenues in Renminbi. Under IT Tech Packaging’s current corporate structure, IT Tech Packaging’s Nevada holding company may rely on dividend payments from the PRC Subsidiaries to fund any cash and financing requirements it may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of the PRC Subsidiaries and VIE to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to its shareholders. See “Risk Factors — Risk Factors Relating to Doing Business in China — Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment”. In order to secure the amounts owed under the VIE agreements, the VIE and its shareholders entered into a share pledge agreement with Baoding Shengde, pursuant to which if the VIE fails to pay the service fees to the Baoding Shengde pursuant to the exclusive technical service and business consulting agreement or fails to perform their other obligations under the other management agreement, Baoding Shengde is entitled to dispose of the pledged equity interests in the VIE.

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

Holding Foreign Company Accountable Act (“HFCAA”)

Our common stock may be delisted from the NYSE American under the Holding Foreign Companies Accountable Act (“HFCAA”), if the PCAOB is unable to adequately inspect audit documentation located in China, or investigate our auditor. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022, amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. Our auditor, WWC, P.C., Certified Public Accountants, is a U.S.-based accounting firm registered with the PCAOB, and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in the United States and is subject to inspection by the PCAOB on a regular basis with the last inspection in November 2021. On August 26, 2022, the PCAOB signed the Protocol with the CSRC and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s control. The PCAOB is continuing to demand complete access in China mainland and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed. Therefore, the PCAOB in the future may determine that it is unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. Our auditor’s working papers related to us and the consolidated VIE and its subsidiary are located in China. If our auditor is not permitted to provide requested audit work papers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of our auditor through such inspections which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA, which would result in the delisting of our securities from the NYSE American.

See “Risk Factors—Risks Associated with Our Company— Our common stock may be delisted from the NYSE American under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.”

Summary of Risk Factors

Investing in our securities involves significant risks and uncertainties. You should carefully consider all of the information in this annual report before making an investment in our securities. Below please find a summary of the principal risks we face, organized under relevant headings. These risks are discussed more fully in the section titled “Risk Factors.”

Risks Relating to our Business

●	Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the COVID-19 outbreak.

●	Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

●	Dongfang Paper and Baoding Shengde’s failure to compete effectively may adversely affect our ability to generate revenue.

●	We may not be able to effectively control and manage our growth.

●	We, through our subsidiaries, may engage in future acquisitions that could dilute the ownership interests of our stockholders and cause us to incur debt and assume contingent liabilities.

●	We are responsible for the indemnification of our officers and directors.

●	We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

●	We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire these personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

●	Our operating results may fluctuate as a result of factors beyond our control.

●	We face risks related to product liability claims.

●	Our operating results also depend on the availability and pricing of energy and raw materials.

●	A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our net income.

●	Our certificates, permits, and licenses related to our papermaking operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

●	Compliance with environmental regulations is expensive, and noncompliance may result in adverse publicity and potentially significant monetary damages and fines or suspension of our business operations.

●	If we are unable to respond to pricing pressures, our business may be harmed.

●	Our failure to protect our intellectual property rights may undermine our competitive position, and external infringements of our intellectual property rights may adversely affect our business.

●	We may be subject to intellectual property infringement claims or other allegations, which may materially and adversely affect our business, financial condition and prospects.

Risks Related To Doing Business in the PRC

●	The PRC government has significant oversight and discretion over the conduct of a PRC company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

●	The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). While such rules have not yet gone into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.

●	Recent greater oversight by the Cyberspace Administration of China, or the “CAC,” over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact the business of us, the consolidated VIE and its subsidiary and investing in our securities.

●	Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

●	Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

●	The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.

●	A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

●	We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

●	Our PRC Subsidiaries, consolidated VIE and its subsidiary in China are subject to restrictions on making dividends and other payments to us or any other affiliated company.

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of investors’ investment.

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from making loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

●	The fluctuation of the Renminbi may harm your investment.

●	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

●	While the approval and/or other requirements of the CSRC or other PRC governmental authorities are currently not required, they may be required, in connection with our oversea listing under PRC rules, regulations or policies, and, if required, we cannot predict whether or how soon we will be able to obtain such approval.

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for you to effect service of legal process, enforce your rights based on U.S. federal securities laws against us and our officers or to enforce U.S. court judgment against us or them in the PRC.

●	It may be difficult for overseas regulators to conduct investigation or collect evidence within China.

Risks Related to Our Corporate Structure

●	Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

●	Any failure by our consolidated VIE or their shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

●	In order to comply with PRC regulatory requirements, we operate our businesses through companies with which we have contractual relationships but in which we do not have controlling ownership.

●	Because we rely on the consulting services agreement with Dongfang Paper for essentially all of our revenue and cash flows, any difficulty for Dongfang Paper to pay consulting fees to Baoding Shengde under the consulting agreement may have a material adverse effect on our operations.

●	If the PRC government determines that the contractual agreements constituting part of our VIE structure do not comply with applicable PRC regulations, or if these regulations change or are interpreted differently in the future, we may be unable to assert our contractual rights over the assets of the VIE, and our common stock may decline in value.

●	The contractual arrangements under a VIE Structure may not be as effective as direct ownership in respect of our relationship with the VIE, and thus, we may incur substantial costs to enforce the terms of the arrangements, which we may not be able to enforce at all.

●	The shareholders of Dongfang Paper may have actual or potential conflicts of interests with us, which may adversely affect our business.

●	We may lose the ability to use and enjoy assets held by the VIE that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

●	Our arrangements with Dongfang Paper and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

●	We may lose the ability to use, or otherwise benefit from, the licenses, approvals and assets held by the VIE, which could severely disrupt our business, render us unable to conduct some of our business operations and constrain our growth.

●	The exercise of our option to purchase part or all of the equity interests in Dongfang Paper under the Call Option Agreement might be subject to approval by the PRC government. Our failure to obtain this approval may impair our ability to substantially control Dongfang Paper and could result in actions by Dongfang Paper that conflict with our interests.

Risks Related to Our Common Stock

●	Our common stock may be delisted from the NYSE American under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment..

●	If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

●	If we become directly subject to the scrutiny involving U.S. listed Chinese companies, we may have to expend significant resources to investigate and/or defend the matter, which could harm our business operations, stock price and reputation.

●	Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

●	We may not continue to pay cash dividends and any return on investment may be limited to the value of our common stock.

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

On the basis of scientific assessment of the characteristics of the virus and the pandemic situation, as well as reference to the prevention practices of other countries, at the end of 2022, the Chinese government refined its COVID-19 prevention and control measures and stopped conducting nucleic acid testing for all residents. By the end of 2022, vaccination rate has exceeded 90%. And normal life is returning. Under such circumstances, the government has taken positive service measures, including tax incentives, bank loan and financial support, etc, to support domestic enterprises to overcome difficulties. The market consolidation will be expedited eventually.

Since we resumed business operations after the outbreak of COVID-19, the Company kept continuous attention on the development of the COVID-19 pandemic and reacted actively to its impact on the financial position and operating results of the Company. As of the date of the annual report, COVID-19’s adverse impacts on the company’s financial position and operating result as of December 31, 2022 were limited.

Our Business

We, through our PRC Subsidiaries and VIE, engage in production and distribution of three categories of paper products: corrugating medium paper, offset printing paper, tissue paper products and medical face masks in China.

Our principal executive offices are located at Science Park, Juli Road, Xushui District, Baoding City, Hebei Province, People’s Republic of China.

Our telephone number is (86) 312-869-8215. Our website is located at https://www.itpackaging.cn.

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

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM6”) production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2022, corrugating medium paper comprised approximately 99.42% of our total paper production quantities and roughly 98.38% of our total revenue. Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of a renovated PM1 production line. The renovated PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used as a construction material for wall and floor insulation or to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging that requires light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry. Revenue from offset printing paper was $nil for the year ended December 31, 2022. Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018 and November 2019, we completed the construction, installation and test of operation of PM8 and PM9, respectively, and commercially launched tissue paper production of PM8 and PM9 at such time. On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company entered into an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run. The machine supplier was delayed because of pandemic. We are closely following up the provider for further actions. Tissue paper products comprised approximately 0.58% of our total paper production quantities and approximately 1.36% of our total sales revenue for the year ended December 31, 2022.

Face Masks

On April 29, 2020, we launched a production line of non-medical single-use face masks, following the completion of raw materials preparation, trial run of the equipment and the sample products inspection. In May 2021, the Company obtained the license for its new single-use surgical masks from local food and drug administration in Hebei province, and began commercial production in November 2021.

Market for our Products

The PRC Paper Making Industry

According to the 2021 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 2,500 paper and paper board manufacturers in China, with a total output of 121.05 million tonnes, up by 7.50% from 112.60 million tonnes in 2020. Total domestic consumption was 126.48 million tonnes in 2021, up by 6.94% from 118.27 million tonnes in 2020.

The output of paper and paper board maintained an average growth rate of approximately 1.87% during the ten-year period from 2012 to 2021, while consumption increased at an average annual rate of 2.59%. The growth is expected to continue. It is estimated that China currently has the largest paper and paper board products output and consumption in the world. (Data source: 2021Annual Report of China Paper Manufacturing, May 2022,China Paper Association)

Unit: Million tons

Data source: 2021 Annual Report of China’s Paper Industry, May 2022, China Paper Association

Corrugating medium paper production in China totaled 26.85 million tonnes in 2021, a 12.34% increase from 2020. Consumption of corrugating medium paper in China amounted to 29.77 million tonnes in 2021, an increase of 7.24% as compared to 2020.

Uncoated offset printing paper production in China totaled 17.20 million tonnes in 2021, a 0.58% decrease from 2019. Consumption of uncoated offset printing paper in China amounted to 17.93 million tonnes in 2021, an increase of 0.56% as compared to 2020.

The paper making industry in China is concentrated in the east coast provinces. The largest paper production capacities by province for 2021 and 2020 (the most recent year for which relevant information is available) are summarized in the table below. The three provinces with largest capacities showed moderate increases in paper production capacities; provinces with smaller capacities, such as, Chongqing, Hebei and Sichuan, showed noticeable increases as well.

	2020 Capacity	2021 Capacity	%
Province	(10k tonnes)	(10k tonnes)	Change
Shandong	1,920	2,035	5.99
Guangdong	2,012	1,970	2.09
Jiangsu	1,402	1,415	0.93
Zhejiang	1,149	1,050	(8.62)
Fujian	777	845	8.75
Henan	532	672	26.32
Hubei	427	570	33.49
Chongqing	352	423	20.17
Hebei	317	408	28.71
Sichuan	313	389	24.28

Data Sources: 2021 Annual Report of China’s Paper Industry, May 2022, China Paper Association

Customers

We generally sell our corrugating medium paper to companies making corrugating cardboards and offset printing paper to printing companies. Our largest customer is a packaging company in Hebei Province. Our total corrugating medium and offset printing paper revenue in 2022 was primarily derived from customers in Hebei Province and Shandong Province.

For the year ended December 31, 2022, three major customers who individually accounted for more than 5% of our total sales revenue are as follows:

	2022
	Sales Amount
	(USD$, net of	% of
	applicable	Total
	VAT)	Revenue
Company A (Hebei)	6,712,210	6.69%
Company B (Shandong)	6,126,070	6.10%
Company C (Hebei)	5,670,453	5.65%
Total Major Customers	1,8,508,733	18.44%

Seven of our top-ten customers of 2022 are also in the top-ten customer list in 2021, representing 78.48% of the 2021 top-ten customer sales.

Target Market

We target corporate customers in the middle range of the marketplace, where, with solid quality and competitive pricing, we see potential for high volume growth for corrugating medium paper and offset printing paper. Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2022, we had six PM production lines in operation and are in the process of launching one more that are designated as PM7. These production lines include the followings:

PM#	Paper Product Produced	Designed Capacity (tonnes/year)	Owned by	Operated by	Status as of December 31, 2022
PM1	Corrugating Medium Paper	60,000	Dongfang Paper	Dongfang Paper	In production
PM2	Offset Printing Paper	50,000	Dongfang Paper	Dongfang Paper	In production
PM3	Offset Printing Paper	40,000	Dongfang Paper	Dongfang Paper	In production
PM4	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM5	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM6	Corrugating Medium Paper	360,000	Baoding Shengde	Dongfang Paper***	In production
PM7*	Specialty paper	10,000	Dongfang Paper	Dongfang Paper	Under renovation and preparing for launch by the end of 2023
PM8	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production
PM9	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production.
PM10	Tissue paper	20,000	Dongfang Paper	Dongfang Paper	In construction

*:	Paper machines under renovation, under construction, or in the planning stage.

***:	PM6 is funded and owned by Baoding Shengde; ancillary facilities that support the PM6 operation are built and owned by Dongfang Paper.

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

We have implemented a plan to renovate one of the old production lines that has been idle since the end of 2007. We previously made paper with anti-counterfeit features from that production line. When the renovation is completed, we intend to use the renovated production line to produce high-profit margin specialty papers. Our current plan is to complete the renovation project, put in place a new production and marketing team and launch the renovated production line as PM7 by the end of 2023.

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

Raw Materials and Principal Suppliers

The supplies used in our production processes are comprised mainly of recycled paper board and unprinted recycled white scrap paper, both of which are ready-to-use items and available from multiple domestic and foreign sources. We currently purchase all of our recycled paper supplies from some domestic recycling stations and do not rely on imported recycled paper. We also purchase gas and chemical agents from nearby suppliers. Ongoing inflationary pressures and higher demand for recycled paper could lead to an increase in our costs of raw materials and production, which we may or may not be able to pass to our customers.

We sign annual raw materials supplier contracts with our suppliers. Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials. For the year ended December 31, 2022, we had two large suppliers which accounted for approximately 76% and 15% of our total purchases, respectively.

For the year ended December 31, 2022, three major suppliers who individually accounted for more than 5% of our total purchase are as follows:

	2022
	Purchase	% of
	Amount	Total
	(USD$)	Purchase
Company A (Hebei)	66,560,547	76%
Company B (Hebei)	12,955,766	15%
Company C (Hebei)	4,864,447	6%
Total Major Suppliers	84,103,790	97%

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

Research and Development

Our R&D activities are carried out by a task force led by a group of senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians. The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling, digital photo paper and tissue paper manufacturing) to R&D expenses. Our R&D efforts in 2022has focused on evaluating and developing new products that are in the pipeline for 2022 and included developing and improving the manufacturing process of Light-Weight CMP and the production and packaging technology of tissue paper.

One of our production lines, PM7, is under renovation. Since the fourth quarter of 2010, we have spent approximately $1.57 million in machine parts and new components to renovate this production line, with which we expect to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the specialty papers, we cannot guarantee the launch of the specialty paper production (which is tentatively scheduled by the end of 2023) or the success of such renovation.

Intellectual Property

The Company has registered nine trademarks with the Trademark Bureau under the State of Administration for Industry & Commerce.

Trademark	Certificate No.	Category	Registrant	Valid Term
Shuangxing	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotype solution, diazo paper	Dongfang Paper	April 7, 2014 through April 6, 2024
Fangmenglai	12955328	Toilet paper, handkerchief tissues, tissues, paper napkins, paper mats, beer mats, paper place mats, printing paper (including offset paper, newsprint, books paper, bond paper, plate paper and halftone paper), coated paper	Dongfang Paper	December 28, 2014 through December 27, 2024
Fangqingxin	12955235	Toilet paper, handkerchief tissues, tissues for makeup remover, paper napkin, tissues, paper duster cloth, paper face towels, paper table cloth, paper tablecloths, drawer liner (with or without flavor)	Dongfang Paper	December 28, 2014 through December 27, 2024
Kaimeilai	20212149	Xuan Paper (for traditional Chinese painting and calligraphy), Paper, tissue paper, watercolor paper, writing paper, printing publications, ink, painting brush, packaging plastic film, color box,	Baoding Shengde	July 28, 2017 through July 27, 2027
Shadow	8349821	Drying blueprint solution, diazo paper, photographic paper, sensitive paper, blueprint paper, blueprint canvas, spectral photographic plate, heliographic paper	Baoding Shengde	June 14, 2011 through June 13, 2021
Lanmeier	15635879	Paper table cover, paper pinafore, drawer lining (with flavor or not)	Tengsheng Paper	November 21, 2016 through November 20, 2026
Qingmu	15635916	Tissue paper, paper handkerchief, paper napkin, facial paper, grained paper, cardboard, white board, container board, kraft liner, corrugated medium paper (board)	Tengsheng Paper	January 7, 2016 through January 6, 2026
Rongou	20063034	Paper, tissue paper, paper handkerchief, paper napkin, facial paper, paper billboard, cleansing tissue, packaging paper or plastic bag (envelop, sachet), carton, paper box	Tengsheng Paper	July 14, 2017 through July 13, 2027
Weizun	15636093	Coasters, paper table cover, paper costers, cleansing paper	Tengsheng Paper	February 28, 2016 through February 27, 2026

The Company has also been granted twelve new utility patent certificates on paper manufacturing related equipment issued by the State Intellectual Property Office, including equipment testing, screening and filtering, and mixing.

Certificate No.	Description	Registrant	Valid Term
13762076	The utility model relates to a pulp mixing device	Tengsheng Paper	July 23, 2021 through July 23, 2031
13751681	The invention relates to a product processing and cutting device	Tengsheng Paper	July 23, 2021 through July 23, 2031
14357355	The utility model relates to a packaging equipment for pulp waste	Tengsheng Paper	October 8, 2021 through October 8, 2031
14248265	The utility model relates to a pulp crushing device	Tengsheng Paper	Sep. 24, 2021 through Sep. 24, 2031
14254625	The utility model relates to a pulp screening and separation device	Tengsheng Paper	Sep. 24, 2021 through Sep. 24, 2031
14260129	The utility model relates to a pulp raw material processing device	Tengsheng Paper	Sep. 24, 2021 through Sep. 24, 2031
14258926	The utility model relates to a forming tool for paper pulp products	Tengsheng Paper	Sep. 24, 2021 through Sep. 24, 2031
14250092	The utility model relates to a material mixing device for paper processing	Tengsheng Paper	Sep. 24, 2021 through Sep. 24, 2031
13477825	The invention relates to a pulp concentration detecting device	Tengsheng Paper	June 22, 2021 through June 22, 2031
14051723	The utility model relates to a recycling device for edge material used in paper processing	Tengsheng Paper	August 27, 2021 through August 27, 2031
13893004	The utility model relates to a pulp filter dehydration device	Tengsheng Paper	August 6, 2020 through August 6, 2031
13874156	The utility model relates to a storage rack for raw material used in paper processing	Tengsheng Paper	August 6, 2020 through August 6, 2031

Domain names

IT Tech Packaging has registered the internet domain name, https://www.itpackaging.cn.

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

On December 24, 2021, the Standing Committee of the National People’s Congress issued Law of the People’s Republic of China on the Prevention and Control of Noise Pollution (the “Prevention and Control of Noise Pollution Law”), which became effective on June 5, 2022. According to the Prevention and Control of Noise Pollution Law, entities subject to the pollutant discharge licensing management requirements shall not emit industrial noise without a pollutant discharge permit and shall prevent and control noise pollution according to the requirements of the pollutant discharge permit. The noise pollution has been included in the Pollution Discharge Permit, and we conduct quarterly test on the noise through qualified testing institutions to comply with the laws, which is required by laws.

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

Human Capital Resources

Employee Profiles

As of December 31, 2022, we have approximately 380 full time employees, all of whom were based in PRC. As of December 31, 2022, approximately 24.7% of our current workforce is female and 75.3% male. These employees are organized into a labor union under the labor laws of the PRC and have collective bargain power against us. We generally maintain good relations with our employees and the labor union.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports (including exhibits) filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are also available free of charge on our Internet site at https://www.itpackaging.cn as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Executive Officers

For information regarding our executive officers as of March 23, 2023, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

Item 1A. Risk Factors

Risks Relating to our Business

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the COVID-19 pandemic.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide.. Government efforts to contain the spread of the coronavirus including lockdowns of cities, business closures, restrictions on travel and emergency quarantines, and responses by businesses and individuals to reduce the risk of exposure to infection, including reduced travel, cancellation of meetings and events, and implementation of work-at-home policies, have caused significant disruptions to the global economy and normal business operations. Substantially all of our revenues and workforce are concentrated in China. In response to the intensifying efforts to contain the spread of COVID-19, the Chinese government took a number of actions, which included extending the Chinese New Year holiday, quarantining individuals suspected of having COVID-19, asking residents in China to stay at home and to avoid public gathering, among other things. For the year 2022, COVID-19 caused temporary closure of our CMP production and offset printing paper was suspended for the whole year, and as a result, our revenue of CMP decreased by 26.60% for 2022. It is, however, still unclear how the pandemic will evolve going forward, and we cannot assure you whether the COVID-19 pandemic will again bring about significant negative impact on our business operations, financial condition and operating results, including but not limited to negative impact to our total revenues.

While we have resumed business operations, there remain significant uncertainties surrounding the COVID-19 outbreak and its further development as a global pandemic. Hence, the extent of the business disruption and the related impact on our financial results and outlook for 2023 cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the corona virus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We continue to assess the related risks and impacts that the COVID-19 pandemic might have on our business and financial performance. Until such time as the COVID-19 pandemic is contained or eradicated and global business return to more customary levels, our business and financial results might be materially adversely affected.

On the basis of scientific assessment of the characteristics of the virus and the pandemic situation, as well as reference to the prevention practices of other countries, at the end of 2022, the Chinese government refined its COVID-19 prevention and control measures and stopped conducting nucleic acid testing for all residents. By the end of 2022, vaccination rate has exceeded 90%. And normal life is returning. Under such circumstances, the government has taken positive service measures, including tax incentives, bank loan and financial support, etc, to support domestic enterprises to overcome difficulties. The market consolidation will be expedited eventually. We have been actively cooperating with the government in implementing corresponding epidemic control measures to fulfill our social responsibility, by early prevention and control, to ensure the minimize adverse impact of the epidemic.

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

In addition to our dependence upon wood pulp, recycled white scrap paper and paperboard costs, our operating results depend on the availability and pricing of energy and other raw materials. An interruption in the supply of supplemental chemical agents could cause a material disruption at our mill. In addition, an interruption in the supply of natural gas could cause a material disruption at our facilities. At present, our raw materials including natural gas are purchased from a number of suppliers, of which the three largest suppliers account for over 97% of all purchases. If any of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of natural gas and recycled paper, we may not be able to find alternative, comparable suppliers or suppliers capable of providing gas to us on terms or in amounts satisfactory to us.

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

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. On January 24, 2021, the State Council issued Regulations on the Administration of Pollutant Discharge Permits, which has effected on March 1, 2022. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. On December 24, 2021, the Standing Committee of the National People’s Congress issued Law of the People’s Republic of China on the Prevention and Control of Noise Pollution (the “Prevention and Control of Noise Pollution Law”), which became effective on June 5, 2022. According to the Prevention and Control of Noise Pollution Law, entities subject to the pollutant discharge licensing management requirements shall not emit industrial noise without a pollutant discharge permit and shall prevent and control noise pollution according to the requirements of the pollutant discharge permit. The noise pollution has been included in the Pollution Discharge Permit, and we conduct quarterly test on the noise through qualified testing institutions to comply with the laws, which is required by laws.

The PRC government has the authority to shut down a company’s operations for its failure to maintain a valid permit. We renewed our Pollution Discharge Permit in June 2020. Our latest permit is effective from June 28, 2020 through June 27, 2025. Pollution discharge Permit for Tengsheng Paper was effective from August 10, 2021 through August 9, 2026. An application to renew will be filed by us with the local environment protection agency before the expiration.

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

The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). While such rules have not yet gone into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Measures and five supporting guidelines, which will come into effect on March 31, 2023. According to the Trial Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC; if a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC,, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (2) if the issuer meets both of the following conditions, the overseas offerings and listings shall be determined as an indirect overseas offerings and listings by a domestic company: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises; and; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for initial public offerings or listings in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted; if the issuer submits the application documents for offerings or listings in secret or non-public ways overseas, it may submit an explanation at the time of filing, and the application shall be postponed until the application documents are reported to the CSRC within three business days after the application documents are disclosed overseas.

The Trial Measures, when coming into effect on March 31, 2023, may subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Trial Measures on a timely basis, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer our securities, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our consolidated financial condition and results of operations and cause our securities to significantly decline in value or become worthless. We believe that we, our PRC Subsidiaries, the consolidated VIE and its subsidiary are not required to fulfill filing procedures and obtain approvals from the CSRC to continue to offer our securities or operate the business of the consolidated VIE and its subsidiary. In addition, to date, none of us, our PRC Subsidiaries, consolidated VIE and its subsidiary have received any filing or compliance requirements from CSRC for the listing of the Company at NYSE American and all of its overseas offerings. Based on our understanding of the current PRC laws, we believe that the CSRC’s approval is not required to be obtained for ITP’s listing on NYSE American; however, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any PRC governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein.

Recent greater oversight by the Cyberspace Administration of China, or the “CAC,” over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact the business of us, the consolidated VIE and its subsidiary and investing in our securities.

On December 28, 2021, the CAC, together with 12 other governmental departments of the PRC, jointly promulgated the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures provides that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase Internet products and services, data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Cybersecurity Review Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Cybersecurity Review Measures further requires that CIIOs and data processing operators that possess personal data of at least one million users must apply for a review by the Cybersecurity Review Office of the PRC before conducting listings in foreign countries.

On November 14, 2021, the CAC published the Draft Regulations on the Network Data Security Administration (Draft for Comments) (the “Security Administration Draft”), which provides that data processing operators engaging in data processing activities that affect or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. According to the Security Administration Draft, data processing operators who possess personal data of at least one million users or collect data that affects or may affect national security must be subject to network data security review by the relevant Cyberspace Administration of the PRC. The deadline for public comments on the Security Administration Draft was December 13, 2021.

The Security Assessment Measures for Outbound Data Transfers which was released on May 19, 2022 at the 10th executive meeting of the Cybersecurity Administration of China in 2022, and implemented on September 1, 2022, stipulates that a data processor shall declare security assessment for its outbound data transfer to the CAC at the provincial level: (i) where a data processor provides critical data abroad; (ii) where a CIIO or a data processor processing the personal information of more than one million people provides personal information abroad; (iii) where a data processor has provided personal information of 100,000 people or sensitive personal information of 10,000 people in total abroad since January 1 of the previous year; and (iv) other circumstances prescribed by the CAC for which declaration for security assessment for outbound data transfers is required.

We believe none of us, our PRC Subsidiaries, the consolidated VIE or its subsidiaries is a CIIO, and we believe that we, all of our PRC Subsidiaries, the consolidated VIE and its subsidiary are not required to go through cybersecurity review from the CAC to continue to offer our securities or operate the business of the consolidated VIE and its subsidiary. In addition, as of the date of this annual report, we, our PRC Subsidiaries, consolidated VIE and its subsidiary have not received any notice from any authorities identifying us as a CIIO or requiring us to go through cybersecurity review or network data security review by the CAC. We, our PRC Subsidiaries, consolidated VIE and its subsidiary have not been required to obtain any approvals or permits from CAC. When the Cybersecurity Review Measures become effective and if the Security Administration Draft is enacted as proposed, we believe that the operations of the consolidated VIE and its subsidiary and our listing will not be affected and that we, the consolidated VIE and its subsidiary will not be subject to cybersecurity review or network data security review by the CAC, given that: (i) as a company that mainly engages in paper production and distribution, our PRC Subsidiaries, the consolidated VIE and VIE’s subsidiaries are unlikely to be classified as CIIOs by the PRC regulatory agencies; (ii) we, the consolidated VIE and its subsidiary possess personal data of fewer than one million individual clients in the business operations as of the date of this annual report and do not anticipate that we, the consolidated VIE and its subsidiary will be collecting over one million users’ personal information in the near future, which we understand might otherwise subject us, the consolidated VIE and its subsidiary to the Cybersecurity Review Measures; and (iii) data processed in the business of the consolidated VIE and its subsidiary is unlikely to have a bearing on national security and therefore is unlikely to be classified as core or important data by the authorities. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we, the consolidated VIE and its subsidiary will not be subject to cybersecurity review and network data security review in the future. During such reviews, we, the consolidated VIE and its subsidiary may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect the business, financial conditions, and results of operations of us, the consolidated VIE and its subsidiary.

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

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. In 2022, China’s Gross Domestic Product (“GDP”) growth rate was 3.0% as compared to 8.1% in 2021. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

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

Our PRC Subsidiaries, consolidated VIE and its subsidiary in China are subject to restrictions on making dividends and other payments to us or any other affiliated company.

We are a holding company and may receive dividends paid by our subsidiaries established in China for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders to the extent we choose to do so, to service any debt we may incur and to pay our operating expenses. Baoding Shengde’s income in turn depends on the service and other fees paid by the consolidated VIE. In addition, ITP, its subsidiaries, the consolidated VIE and the VIE’s subsidiaries may also transfer cash to each other as part of the group cash management. If any of our subsidiaries, the consolidated VIE and VIE’s subsidiaries incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends or make other payments to us. Current PRC regulations permit our PRC Subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, under the applicable requirements of PRC law, our PRC Subsidiaries, consolidated VIE and its subsidiary incorporated as companies may only distribute dividends after they have made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends.

In addition, under the Enterprise Income Tax Law of the PRC, which became effective on January 1, 2008 and its implementation rules, dividends paid to us by our PRC Subsidiaries are subject to withholding tax. The withholding tax on dividends may be exempted or reduced by the PRC State Council. Currently, the withholding tax rate is 10% unless reduced or exempted by treaty between the PRC and the tax residence of the holder of the PRC Subsidiaries.

Furthermore, if our PRC Subsidiaries, consolidated VIE and its subsidiary in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. In addition, the PRC tax authorities may require our PRC Subsidiaries, consolidated VIE and its subsidiary to adjust their taxable income under the contractual arrangements we currently have in place in a manner that would restrict our subsidiaries’ ability to pay dividends and make other distributions to us.

In addition, the PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

To date, our PRC Subsidiaries have not paid dividends to us out of their accumulated profits. In the near future, we do not expect to receive dividends from our PRC subsidiaries because the accumulated profits of the PRC Subsidiaries are expected to be used for their own business or expansions.

For the year ended December 31, 2022, the cash flows occurred between IT Tech Packaging, its subsidiaries and the VIE included (i) funding through Shengde Holdings Inc. to Baoding Shengde, with an amount of $6,500,000 as capital contributions; (ii) Baoding Shengde loans to Dongfang Paper with total amount of $1,727,644;(iii) Baoding Shengde loans to Tengsheng Paper with total amount of $1,923,845; and (iv) funding through Shengde Holdings Inc. to Qianrong, with an amount of $3,500,000 as capital contributions. We do not have an established cash management policy that dictates how funds are transferred between us, our PRC Subsidiaries, consolidated VIE and its subsidiary. We do not, at this time, intend to distribute earnings or settle amounts owed under the VIE Agreements.

In the future, cash proceeds raised from overseas financing activities may be transferred by ITP to our PRC Subsidiaries and other subsidiaries or the consolidated VIE and its subsidiary via capital contributions or loans, as the case may be. Amounts owed under the VIE Agreements may be returned by Baoding Shengde or the consolidated VIE and its subsidiary through repayment of loans or payment of service fees according to the exclusive technical service and business consulting agreement, subject to satisfaction of applicable government registration and approval requirements. To the extent cash in the business is in the PRC, the funds may not be available to fund operations or for other use outside of the PRC due to interventions in or the imposition of restrictions and limitations on the ability of us, our PRC Subsidiaries, or the consolidated VIE by the PRC government to transfer cash.

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

IT Tech Packaging Inc. is a Nevada holding company and conducts all of its business through its operating subsidiaries and the VIE. IT Tech Packaging Inc. relies principally on dividends and other distributions on equity from our PRC Subsidiaries for cash requirements, including for services of any debt IT Tech Packaging Inc. may incur.

Our PRC Subsidiaries’ ability to distribute dividends is based upon its distributable earnings. Current PRC regulations permit our PRC Subsidiaries to pay dividends to its shareholders only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. If our PRC Subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Any limitation on the ability of our PRC Subsidiaries to distribute dividends or other payments to its shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

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

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive a significant portion of our revenues in Renminbi. Under our current corporate structure, our Nevada holding company may rely on dividend payments from our PRC Subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to our Nevada holding company.

However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries and VIE to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

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

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from making loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any funds IT Tech Packaging Inc. transfers to its PRC Subsidiaries, either as a shareholder loan or as an increase in registered capital, are subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations on foreign invested enterprises, or FIEs, in China, capital contributions to our PRC Subsidiaries are subject to the approval of or report investment information to the MOFCOM or their respective local branches and registration with a local bank authorized by the SAFE. In addition, any foreign loan procured by our PRC Subsidiaries cannot exceed statutory limits and is required to be registered with SAFE or its local branches. Any medium or long-term loan to be provided by IT Tech Packaging Inc. to the VIE must be registered with the National Development and Reform Commission, or NDRC, and the SAFE or its local branches. We may not be able to complete such registrations on a timely basis, with respect to future capital contributions or foreign loans by IT Tech Packaging Inc. to its PRC Subsidiaries. If we fail to complete such registrations, our ability to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand business.

On March 30, 2015, the SAFE promulgated the Circular on Reforming the Management Approach Regarding the Foreign Exchange Capital Settlement of Foreign-Invested Enterprises, or SAFE Circular 19, which took effect on June 1, 2015. SAFE Circular 19 launched a nationwide reform of the administration of the settlement of the foreign exchange capitals of FIEs and allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capital for expenditure beyond their business scopes, providing entrusted loans or repaying loans between nonfinancial enterprises. The SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or SAFE Circular 16, effective in June 2016. Pursuant to SAFE Circular 16, enterprises registered in China may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. SAFE Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in China. SAFE Circular 16 reiterates the principle that Renminbi converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purposes beyond its business scope or prohibited by PRC laws or regulations, while such converted Renminbi shall not be provided as loans to its non-affiliated entities. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange related rules. Violations of these Circulars could result in severe monetary or other penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to fund the establishment of new entities in China by the VIE, to invest in or acquire any other PRC companies through our PRC Subsidiaries, or to establish new consolidated VIE in China, which may adversely affect our business, financial condition and results of operations.

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

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by IT Tech Packaging to its PRC Subsidiaries or with respect to future capital contributions by IT Tech Packaging Inc. to its PRC Subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2022, $1 is converted into 6.9646 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Dongfang Paper’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus, if we raise 1,000,000 U.S. dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB5,919,910 as opposed to RMB 6,964,600 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus, if Dongfang Paper has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $124,855 as opposed to $143,583 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in an approximately 8.20% appreciation of the Renminbi against the U.S. dollar as of December 31, 2022. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant depreciation of the Renminbi against the U.S. dollar.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

The PRC State Administration of Foreign Exchange, or SAFE, has promulgated regulations, including the Notice on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Round-Trip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 14, 2014, and its appendixes, that require PRC residents, including PRC institutions and individuals, to register with local branches of the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular No. 37 as a “special purpose vehicle.” SAFE Circular No. 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in their ability to contribute additional capital into its PRC subsidiaries. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

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

As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to our operations from the CSRC, CAC or any other PRC governmental authorities, and our PRC Subsidiaries and the VIE have obtained all requisite permissions from PRC governmental authorities to operate our business as currently conducted under relevant PRC laws and regulations and no permissions have been denied by governmental authorities.

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

On March 15, 2019, the National People’s Congress, China’s national legislative body (the “NPC”) approved the Foreign Investment Law, which became effective on January 1, 2020. Since it is relatively new, uncertainties exist in relation to its interpretation and its implementation rules that are yet to be issued. The Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under the definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. There can be no assurance that our control over our consolidated VIE through contractual arrangements will not be deemed as a foreign investment in the future.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in the Special Administrative Measures for Market Access of Foreign Investment (Negative List), which was approved by the CPC Central Committee and the State Council and issued by the State Development and Reform Commission and the Ministry of Commerce with an effective date of July 30, 2019and renew on January 1, 2022. The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over our consolidated VIE through contractual arrangements are deemed as foreign investment in the future, and any business of our consolidated VIE is considered “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over our consolidated VIE may be deemed as invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operation.

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

Any failure by our consolidated VIE or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

We, through our wholly foreign-owned enterprise in the PRC, have entered into a series of contractual arrangements with our consolidated VIE and its shareholders. For a description of these contractual arrangements, see “Overview and Corporation History.” If our consolidated VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, we may incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of our consolidated VIE were to refuse to transfer their equity interests in the consolidated VIE to us or our designee when we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations. In addition, if there are any disputes or governmental proceedings involving any interest in such shareholders’ equity interests in our VIE, our ability to exercise shareholders’ rights or foreclose the equity interest pledges according to the contractual arrangements may be impaired. If these disputes or proceedings were to impair our control over our VIE, we may not be able to maintain effective control over our business operations in the PRC and thus would not be able to continue to consolidate our VIE’s financial results, which would in turn result in a material adverse effect on our business, operations and financial condition.

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

Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China, including those related to variable interest entities. There are currently no relevant laws or regulations in the PRC that prohibit companies whose entity interests are within the PRC from listing on overseas stock exchanges. Although we believe that our corporate structure and contractual arrangements comply with current applicable PRC laws and regulations, in the event that PRC government determines that the contractual arrangements constituting part of our VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, we may be unable to assert our contractual rights over the assets of the VIE, and our common stock may decline in value or be worthless. Additionally, our common stock may decline in value or become worthless if we are unable to assert our contractual control rights over the assets of our PRC Subsidiaries that conduct all or substantially all of our business operations.

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

As of the date of this annual report, we are not aware of any conflicts between the shareholders of the VIE and IT Tech Packaging. However, the shareholders of Dongfang Paper, the VIE, may have actual or potential conflicts of interest with IT Tech Packaging in the future. These shareholders may refuse to sign or breach, or cause the VIE to breach, or refuse to renew, the existing contractual arrangements IT Tech Packaging has with them and the VIE, which would have a material and adverse effect on IT Tech Packaging’ ability to effectively control the VIE and receive economic benefits from them. For example, the shareholders may be able to cause IT Tech’ agreements with the VIE to be performed in a manner adverse to IT Tech Packaging by, among other things, failing to remit payments due under the contractual arrangements to IT Tech Packaging on a timely basis. We cannot assure you that when conflicts of interest arise any or all of these shareholders will act in the best interests of IT Tech Packaging or such conflicts will be resolved in IT Tech Packaging’s favor. Currently, IT Tech Packaging does not have any arrangements to address potential conflicts of interest between these shareholders and IT Tech Packaging. If we cannot resolve any conflict of interest or dispute between IT Tech Packaging and these shareholders, IT Tech Packaging would have to rely on legal proceedings, which could result in disruption of IT Tech Packaging’s business and subject IT Tech Packaging to substantial uncertainty as to the outcome of any such legal proceedings.

Our Chairman, Chief Executive Officer and 4.7% shareholder, Zhenyong Liu, owns 100% of the equity interest in Dongfang Paper. Conflicts of interests between his duties to IT Tech and to Dongfang Paper may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of IT Tech or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

Risks Related to Our Common Stock

Our common stock may be delisted from the NYSE American under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such ordinary shares from being traded on a national securities exchange or in the over the counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022 amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize the interim final rules previously adopted in March 2021 to implement the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the PRC, because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. The PCAOB has made such designations as mandated under the HFCAA. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future. On August 26, 2022, the PCAOB signed the Protocol with the CSRC and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s, control. The PCAOB is continuing to demand complete access in China mainland and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed. Therefore, the PCAOB may in the future determine that it is unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong.

Our auditor, WWC, P.C., Certified Public Accountants, the independent registered public accounting firm that issued the audit report included in our annual report, an auditor of companies that are traded publicly in the United States and an U.S.-based accounting firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is based in the United States and is subject to inspection by the PCAOB on a regular basis with the last inspection in November 2021.

However, our auditor’s working papers related to us and the consolidated VIE and its subsidiary are located in China. If our auditor is not permitted to provide requested audit work papers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of our auditor through such inspections which could result in limitation or restriction to our access to the U.S. capital markets, and trading of our securities may be prohibited under the HFCAA, which would result in the delisting of our securities from the NYSE American.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2022, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

As of March 23, 2023, there were 10,065,920 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 4.7% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 4.7% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE American.

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

The land of the second production base (the “Xingtai Paper Mill”), comprising 300 mu, or approximately 50 acres, of land, is owned by Hebei Tengsheng Paper Co., Ltd., a limited liability company organized under the laws of the PRC. (“Tengsheng Paper”). On June 25, 2019, Dongfang Paper entered into an acquisition agreement with the shareholder of Hebei Tengsheng Paper Co., Ltd., pursuant to which Dongfang Paper agreed to acquire Tengsheng Paper for the consideration in the amount of RMB 320 million (approximately $45 million) which was fully paid on February 23, 2022.

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

As of December 31, 2022, our facilities include a total of nine production lines, among which PM7 is currently idle and under renovation, and each PM4 and PM5 (both for digital photo paper) has been suspended, nine warehouses, two office buildings, two cafeterias, and five dormitories.

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

Holders

As of March 23, 2023, we had approximately 9,000 shareholders of record of our common stock.

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

Equity Compensation Plan Information

2021 Incentive Stock Plan

On November 12, 2021, the Company’s Annual General Meeting adopted and approved the 2021 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc.(the”2021 Plan”). Under the 2021 ISP, the Company has reserved a total of 150,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

All shares of common stock under the 2021 ISP, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2022, have been issued.

Equity Compensation Plan

The following table provides information as of December 31, 2022 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options, and restricted stock units		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		$-	-
Equity compensation plans not approved by security holders	-		-	-
Total		$

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

Results of Operations

Revenue for the year ended December 31, 2022 was $100,352,434, representing a decrease of $60,529,286, or 37.62%, from $160,881,720 for the previous year. This was mainly due to the decrease in sales volume of corrugating medium paper (“CMP”) and offset printing paper and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the year ended December 31, 2022 was $100,081,664, a decrease of $60,262,256, or 37.58%, from $160,343,920 for the year ended December 31, 2021. This was mainly due to the decrease in sales volume of regular CMP, light-weight CMP, offset printing paper and tissue paper products, and the decrease in ASPs of CMP products.

Total quantities of offset printing paper, CMP and tissue paper products sold during the year ended December 31, 2022 amounted to 219,604 tonnes, a decrease of 72,855 tonnes, or 24.91%, compared to 292,459 tonnes sold during the year ended December 31, 2021. Total quantities of CMP and offset printing paper sold decreased by 65,873 tonnes in the year of 2022 as compared to 2021. We sold 1,273 tonnes of tissue paper products in the year of 2022 as opposed to 8,255 tonnes in 2021. Production of CMP was suspended during January and February 2022 and offset printing paper suspended during the year. Production was restricted due to Winter Olympics held in Beijing 2022 and COVID-19 control measures during the year as required by the government. The changes in revenue and quantity sold for the year ended December 31, 2022 and 2021 are summarized as follows:

	Year Ended		Year Ended				Percentage
	December 31, 2022		December 31, 2021		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount
Regular CMP	180,977	$82,297,055	213,490	$111,079,432	(32,513)	$(28,782,377)	-15.23%	-25.91%
Light-Weight CMP	37,354	$16,428,354	46,201	$23,432,323	(8,847)	$(7,003,969)	-19.15%	-29.89%
Total CMP	218,331	$98,725,409	259,691	$134,511,755	(41,360)	$(35,786,346)	-15.93%	-26.60%
Offset Printing Paper	-	$-	24,513	$17,062,564	(24,513)	$(17,062,564)	-100.00%	-100.00%
Tissue Paper Products	1,273	$1,356,255	8,255	$8,769,601	(6,982)	$(7,413,346)	-84.58%	-84.53%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	219,604	$100,081,664	292,459	$160,343,920	(72,855)	$(60,262,256)	-24.91%	-37.58%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended December 31, 2022, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2022 and 2021 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Year Ended December 31, 2021	$696	$520	$507	$1062
Year Ended December 31, 2022	$-	$455	$440	$1065
Increase (Decrease) from comparable period in the previous year	$-696	$-65	$-67	$3
Increase (Decrease) by percentage	-%	-12.50%	-13.21%	0.28%

The following is a chart showing the month-by-month ASPs for the 24 month period ended December 31, 2022:

Corrugating Medium Paper

Revenue from CMP amounted to $98,725,409 (98.64% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2022, representing a decrease of $35,786,346, or 26.60%, from $134,511,755 during 2021.

We sold 218,331 tonnes of CMP in the year ended December 31, 2022 as compared to 259,691 tonnes in the year ended December 31, 2021, representing a 15.93% decrease in quantity sold.

ASP for regular CMP dropped from $520/tonne in 2021 to $455/tonne in 2022, representing a 12.50% decrease. ASP in RMB for regular CMP in 2021 and 2022 was RMB3,355 and RMB3,073, respectively, representing a 8.41% decrease. The quantity of regular CMP sold decreased by 32,513 tonnes, from 213,490 tonnes in 2021 to 180,977 tonnes in 2022.

ASP for light-weight CMP dropped from $507/tonne in 2021 to $440/tonne in 2022, representing a $13.21% decrease. ASP in RMB for light-weight CMP in 2021 and 2022 was RMB3,270 and RMB2,972, respectively, representing a 9.11% decrease. The quantity of light-weight CMP sold decreased by 8,847 tonnes, from 46,201 tonnes in 2021, to 37,354 tonnes in 2022.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the year ended December 31, 2022 and 2021 were 49.28% and 60.94%, respectively, representing a decrease of 11.66%.

Quantities sold for regular CMP that was produced by the PM6 production line from January 2021 to December 2022 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $nil for the year ended December 31, 2022 compared to the revenue of $17,062,564 for the year ended December 31, 2021. Due to COVID-19, our paper production was restricted and production of offset printing paper was suspended in 2022.

Tissue Paper Products

Revenue from tissue paper products was $1,356,255 (1.36% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2022, representing a decrease of $7,413,346, or 84.53%, from $8,769,601 in 2021. We sold 1,273 tonnes of tissue paper products in the year ended December 31, 2022, as compared to 8,255 tonnes in 2021, a decrease of 6,982 tonnes, or 84.58%.

ASP for tissue paper products was $1,062/tonne and $1,065/tonne in the year ended December 31, 2021 and 2022, respectively, representing a 0.28% increase. ASP in RMB for tissue paper products for the year ended 2021 and 2022 was RMB6,849 and RMB7,198, respectively, representing a 5.10% increase.

Revenue of Face Mask

Revenue generated from selling face masks were $257,820 and $537,800 for the year ended December 31, 2022 and 2021. We sold 5,625 thousand pieces of face masks in the fourth quarter of 2022, as compared to 12,664 thousand pieces in the comparable period of 2021, a decrease of 7,039 thousand pieces, or 55.58%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the year ended December 31, 2022 was $95,384,334, a decrease of $54,045,377, or 36.17%, from $149,429,711 for the year ended December 31, 2021. This was mainly a result of the decrease in sales volume of CMP and offset printing paper and decrease of material costs of CMP.

Cost of sales for CMP was $91,093,891 for the year ended December 31, 2022, as compared to $125,445,157 in 2021. The decrease in the cost of sales of $34,351,266 for CMP was mainly due to the decrease in the quantities of regular CMP sold and the decrease in average cost of sales in the year of 2022. Average cost of sales per tonne for CMP decreased by 13.66%, from $483 for the year ended December 31, 2021, to $417 in 2022.This is mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board.

Cost of sales for offset printing paper was $nil for the year ended December 31, 2022, as compared to $13,963,983 in 2021.

Cost of sales for tissue paper products was $4,290,443 for the year ended December 31, 2022, as compared to $10,020,571 in 2021. The decrease in the cost of sales of $5,730,128 for tissue paper products was mainly due to the decrease in sales volume of tissue paper products, partially offset by the increase in average cost of sales. Average cost of sales per tonne of tissue paper products increased by 177.59%, from $1,214 in 2021 to $ 3,370 in 2022. This was mainly due to the increase in cost of tissue base paper and higher manufacturing overhead costs absorbed in the unit cost of sales due to low production yield.

Changes in cost of sales and cost per tonne by product for the year ended December 31, 2022 and 2021 are summarized below:

	Year Ended			Year Ended
	December 31, 2022			December 31, 2021			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$76,213,404		$421	$104,057,538		$487	$(27,844,134)		$(66)	-26.76%	-13.55%
Light-Weight CMP	$14,880,487		$398	$21,387,619		$463	$(6,507,132)		$(65)	-30.42%	-14.04%
Total CMP	$91,093,891		$417	$125,445,157		$483	$(34,351,266)		$(66)	-27.38%	-13.66%
Offset Printing Paper	$-		$-	$13,963,983		$570	$(13,963,983)		$(570)	-100.00%	-100.00%
Tissue Paper Products	$4,290,443		$3,370	$10,020,571		$1,214	$(5,730,128)		$2,156	-57.18%	177.59%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$95,384,334	$	n/a	$149,429,711	$	n/a	$(54,045,377)	$	n/a	-36.17%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board for the year ended December 31, 2022 were RMB 1,690/tonne (approximately $250/tonne), as compared to RMB 1,997/tonne (approximately $310/tonne) for the year ended December 31, 2021. These changes (in US dollars) represent a year-over-year decrease of 19.35% for the unit purchase cost of recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from January 2021 to December 2022 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 12.4% of total sales in 2022, respectively, compared to 4% and 10.5% of total sales 2021. The monthly energy cost (electricity and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2022 are summarized as follows:

Gross Profit

Gross profit for December 31, 2022 was $4,754,196 (4.74% of the total revenue), representing a decrease of $6,263,363, or 56.85%, from the gross profit of $11,017,559 (6.85% of the total revenue) for the year ended December 31, 2021. The decrease was mainly due to (i) the decrease in quantities sold of CMP, offset printing paper and tissue paper products, and (ii) the increase in material costs of tissue paper products.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the year ended December 31, 2022 was $4,697,330, a decrease of $6,216,879, or 56.96%, from the gross profit of $10,914,209 for the year ended December 31, 2021. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 2.12 percentage points, from 6.81% for the year ended December 31, 2021, to 4.69% for the year ended December 31, 2022.

Gross profit margin for regular CMP for the year ended December 31, 2022 was 7.39%, or 1.07 percentage points higher, as compared to gross profit margin of 6.32% for the year ended December 31, 2021. Such increase was primarily due to decrease in material costs, partially offset by the decrease in ASP of regular CMP.

Gross profit margin for light-weight CMP for the year ended December 31, 2022 was 9.42%, or 0.69 percentage points higher, as compared to gross profit margin of 8.73% for the year ended December 31, 2021. Such increase was primarily due to the decrease in material costs, partially offset by the decrease in ASP of light-weight CMP.

Gross profit margin for tissue paper products was -216.34% for the year ended December 31, 2022, a decrease of 202.08 percentage points, as compared to -14.26% for the year ended December 31, 2021.The decrease was mainly due to the increase in cost of tissue base paper.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2022 are as follows:

Face Masks

Gross profit for face mask for the year ended December 31, 2022 was $67,328, representing a gross margin of 26.11% compared with a gross profit of $103,350, representing a gross margin of 19.22%, for the year ended December 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2022 were $10,058,723, an increase of $500,533, or 5.24% from $9,558,190 for the year ended December 31, 2021. The increase was mainly due to 150,000 shares of common stock granted under our compensatory incentive plan in August 2022, value at $156,000 and additional bad debt provision.

Income (Loss) from Operations

Operating loss for the year ended December 31, 2022 was $5,304,527, a decrease of $6,763,896, or 463.48%, from income from operations of $1,459,369 for the year ended December 31, 2021. The decrease was primarily due to the decrease in gross profit and increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the year ended December 31, 2022 decreased by $96,751, from $1,124,702 for the year ended December 31, 2021, to $1,027,951. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $15,442,807 as of December 31, 2022, as compared to $16,139,485 as of December 31, 2021.

Provision for Income Taxes

Full allowance for deferred tax asset loss was provided in the year of 2022. Income tax for the year ended December 31, 2022 is $11,711,339 as compared to the income tax $5,546,954 for the year ended December 31, 2021.

Net Income (Loss)

As a result of the above, net loss was $16,571,308 for the year ended December 31, 2022, representing a decrease of $17,476,843, or 1930.0%, from net income of $905,535 for year ended December 31, 2021.

Accounts Receivable

Net accounts receivable decreased by $3,987,056, or 81.89%, to $881,878 as of December 31, 2022, as compared with $4,868,934 as of December 31, 2021. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 51.22% of total value of inventory as of December 31, 2022), semi-finished goods and finished goods. As of December 31, 2022, the recorded value of inventory decreased by 50.85% to $2,872,622 from $5,844,895 as of December 31, 2021. As of December 31, 2022, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $1,258,161, approximately $838,901, or 40.00%, lower than the balance as of December 31, 2021. As a result of better control over stock turnover, recycled paper board and finished goods were reduced by 40% and 62.7%, respectively, as at December 31, 2022 as compared to finished goods at the end of 2021.

A summary of changes in major inventory items is as follows:

	December 31,	December 31,
	2022	2021	$ Change	% Change
Raw Materials
Recycled paper board	$1,258,161	$2,097,062	-838,901	-40.00%
Recycled white scrap paper	10,809	11,808	-999	-8.46%
Tissue base paper	60,660	38,745	21,915	56.56%
Gas	42,237	32,753	9,484	28.96%
Mask fabric and other raw materials	99,569	167,786	-68,217	-40.66%
Total Raw Materials	1,471,436	2,348,154	-876,718	-37.34%

Semi-finished Goods	132,810	96,087	36,723	38.22%
Finished Goods	1,268,376	3,400,654	-2,132,278	-62.70%
Total inventory, gross	2,872,622	5,844,895	-2,972,273	-50.85%
Inventory reserve	-	-	-
Total inventory, net	$2,872,622	$5,844,895	(2,972,273)	-50.85%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $147,988 (RMB1,000,000). The lease agreement was renewed in August 2022 with a term of six years with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment as of December 31, 2022

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of December 31, 2022, we had approximately $4.3 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.5 million). Under the sale-leaseback arrangement, Tengsheng Paper sold the Leased Equipment to TLCL for 16 million (approximately US$2.5 million). Concurrent with the sale of equipment, Tengsheng Paper leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Tengsheng Paper may pay a nominal purchase price of RMB 100 (approximately $15) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right of use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Tengsheng Paper made payments due according to the schedule. As of December 31, 2022 and 2021, the balance of Leased Equipment net of amortization was $1,939,970 and $2,286,459, respectively. The lease liability were $131,772 and $362,394, and its current portion in the amount of $131,772 and $210,161 as of December 31, 2022 and 2021, respectively.

Amortization of the Leased Equipment was $157,854 and $165,441 for the year ended December 31, 2022 and 2021, respectively. Total interest expenses for the sale lease back arrangement was $38,954 and $71,798 for the year ended December 31, 2022 and 2021, respectively.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash, Cash Equivalents and restricted cash

Our cash, cash equivalents and restricted cash as of December 31, 2022 was $9,524,868, a decrease of $1,676,744, from $11,201,612 as of December 31, 2021. The decrease of cash and cash equivalents for the year ended December 31, 2022 was attributable to a number of factors including:

i. Net cash provided by operating activities

Net cash provided by operating activities was $10,719,388 for the year ended December 31, 2022. The balance represented a decrease of cash of $13,155,459, or 540.03%, from $2,436,071 used in operating activities for the year ended December 31, 2021. Net loss for the year ended December 31, 2022 was $ $16,571,308, representing a decrease of $17,476,843, or 1930.0%, from a net income of $905,535 for the year ended December 31, 2021. Changes in various asset and liability account balances throughout the year ended December 31, 2022 also contributed to the net change in cash from operating activities in year ended December 31, 2022. Chief among such changes is the decrease of accounts receivable in the amount of $3,750,196 (an increase to net cash) during the year of 2022. There was also a decrease of $2,554,072 in the ending inventory balance as of December 31, 2022 (an increase to net cash for the year ended December 31, 2022 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $14,788,036, net deferred tax allowance of $10,261,104 and allowance for bad debts of $843,779. The Company also had a net increase of $3,976,010 in prepayment and other current assets (a decrease to net cash) and a net increase of $1,018,448 in other payables and accrued liabilities and related parties (a decrease to net cash), as well as a decrease in income tax payable of $614,738 (a decrease to net cash) during the year ended December 31, 2022.

ii. Net cash used in investing activities

We incurred $10,898,531 in net cash expenditures for investing activities during the year ended December 31, 2022, as compared to $25,071,372 for the year ended December 31, 2021. Payments in 2022 were mainly for the last installments for the Tengsheng land acquisition.

iii. Net cash provided by financing activities

Net cash used in financing activities was $879,596 for the year ended December 31, 2022, as compared to net cash provided by financing activities in the amount of $34,193,824 for the year ended December 31, 2021.

	December 31,	December 31,
	2022	2021
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$-	$5,958,561
ICBC Loan 2	5,023,978
ICBC Loan 3	287,167	-
ICBC Loan 4	143,583	-
China Construction Bank Loan	143,583	-

Total short-term bank loans	$5,598,311	$5,958,561

On November 25, 2021, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,958,561 as of December 31, 2021. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan was fully repaid in November 2022.

On November 10, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,023,978 as of December 31, 2022. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due by November 13, 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $287,167 as of December 31, 2022. The loan bears a fixed interest rate of 4.3% per annum. The loan will be due by May 29, 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $143,583 as of December 31, 2022. The loan bears a fixed interest rate of 4.3% per annum. The loan will be due by May 29, 2023.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $143,583 as of December 31, 2022. The loan bears a fixed interest rate of 3.95% per annum. The loan will be due by July 29, 2023.

As of December 31, 2021, there were guaranteed short-term borrowings of $5,958,561 and unsecured bank loans of $nil. As of December 31, 2022, there were guaranteed short-term borrowings of $5,023,978 and unsecured bank loans of $574,333.

The average short-term borrowing rates for the years ended December 31, 2022, and 2021 were approximately 4.72% and 4.73%, respectively.

Long-term loans

As of December 31, 2022, and 2021, long-term loans balance is $9,040,002 and $9,818,530, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of December 31, 2022, and 2021, total outstanding loan balance was $1,234,816 and $1,348,871, respectively, Out of the total outstanding loan balance, current portion amounted were $1,234,816 and $329,376 as of December 31, 2022, and 2021, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,019,495 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2022, and 2021, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $280,466 and $1,130,333 as of December 31, 2022, and 2021, respectively. Interest payment is due quarterly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of December 31, 2022, and 2021, the total outstanding loan balance was $3,589,582 and $3,921,139, respectively. Out of the total outstanding loan balance, current portion amounted were $3,589,582 and $1,960,569 as of December 31, 2022, and 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,960,570 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2022, and 2021, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of December 31, 2022, and 2021, the total outstanding loan balance was $2,297,332 and $2,509,528, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,509,528 as of December 31, 2022 and 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,297,332 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December, 2022 and 2021, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of December 31, 2022, and 2021, the total outstanding loan balance was $1,866,582 and $2,038,992, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,038,992 as of December 31, 2022, and 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,866,582 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2022, and 2021, respectively.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB400,000 from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 from July 2022 to July 2027. As of December 31, 2022, the total outstanding loan balance was $51,690. Out of the total outstanding loan balance, the current portion amounted $11,486, which is presented as current liabilities and the remaining balance of $40,204 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2022.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2022, and 2021 were $988,997 and $1,052,904 respectively.

Related party transactions

Mr. Zhenyong Liu has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $368,052 and $402,047 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2022, and 2021, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2022, and 2021, approximately $43,075 and $47,054 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered into an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 2022, and 2021, the outstanding interest was $197,338 and $215,565, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2022, and 2021, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the years ended December 31, 2022 and 2021. The accrued interest payable to Mr. Zhenyong Liu was approximately $608,465 and $664,666, as of December 31, 2022 and 2021, respectively, which was recorded in other payables and accrued liabilities

On December 8, 2021, the Company entered into an agreement with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,179,163 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. The loans were fully repaid by Mr. Zhenyong Liu in February 2023.

As of December 31, 2022 and 2021, amount due to shareholder are $727,433, which represent funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2022 and 2021, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2022 and 2021 to translate the Chinese RMB to the U.S. Dollars are 6.9646:1 and 6.3757:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.7573:1, and 6.4474:1 for the years ended December 31, 2022 and 2021, respectively. Translation adjustments are included in other comprehensive income (loss).

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

Recent Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of ASU 2019-05 will have on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations”. The amendments in this Update address how to determine whether a contract liability is recognized by the acquirer in a business combination and resolve the inconsistency of measuring revenue contracts with customers acquired in a business combination by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this Update apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combination-Overalls. For public business entities, ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statement for the fiscal year ended December 31, 2022 and 2021, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

IT Tech Packaging, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IT Tech Packaging, Inc. (the Company) as of December 31, 2022, and 2021, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California

PCAOB NO.: 1171

March 23, 2023

IT TECH PACKAGING, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	December 31,	December 31,
	2022	2021
ASSETS

Current Assets
Cash and bank balances	$9,524,868	$11,201,612
Accounts receivable (net of allowance for doubtful accounts of $881,878 and $69,053 as of December 31, 2022 and December 31, 2021, respectively)	-	4,868,934
Inventories	2,872,622	5,844,895
Prepayments and other current assets	27,207,127	25,796,640
Due from related parties	7,561,858	7,804,068

Total current assets	47,166,475	55,516,149

Prepayment on property, plant and equipment	1,031,502	43,446,210
Operating lease right-of-use assets, net	672,722	-
Finance lease right-of-use assets, net	1,939,970	2,286,459
Property, plant, and equipment, net	151,569,898	126,587,428
Value-added tax recoverable	2,066,666	2,430,277
Deferred tax asset non-current	-	11,268,679

Total Assets	$204,447,233	$241,535,202

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$5,598,311	$5,958,561
Current portion of long-term loans	4,835,884	6,838,465
Lease liability	224,497	210,161
Accounts payable	5,025	10,255
Advance from customers	-	39,694
Due to related parties	727,462	727,433
Accrued payroll and employee benefits	165,986	291,206
Other payables and accrued liabilities	5,665,558	5,250,539
Income taxes payable	417,906	1,108,038

Total current liabilities	17,640,629	20,434,352

Long-term loans	4,204,118	2,980,065
Deferred gain on sale-leaseback	52,314	155,110
Lease liability - non-current	579,997	152,233
Derivative liability	646,283	2,063,534

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $16,784,878 and $17,924,475 as of December 31, 2022 and 2021, respectively)	23,123,341	25,785,294

Commitments and Contingencies

Stockholders’ Equity
Common stock, 50,000,000 shares authorized, $0.001 par value per share, 10,065,920 and 9,915,920 shares issued and outstanding as of December 31, 2022 and December, 31, 2021, respectively.	10,066	9,916
Additional paid-in capital	89,172,771	89,016,921
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive (loss) income	(7,514,540)	10,496,168
Retained earnings	93,575,021	110,146,329

Total stockholders’ equity	181,323,892	215,749,908

Total Liabilities and Stockholders’ Equity	$204,447,233	$241,535,202

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended
	December 31,
	2022	2021

Revenues	$100,352,434	$160,881,720

Cost of sales	(95,598,238)	(149,864,161)

Gross Profit	4,754,196	11,017,559

Selling, general and administrative expenses	(10,058,723)	(9,558,190)

(Loss) Income from Operations	(5,304,527)	1,459,369

Other Income (Expense):
Interest income	24,264	38,766
Subsidy income	-	198,530
Interest expense	(1,027,951)	(1,124,702)
Gain on acquisition	30,994	-
Gain (Loss) on derivative liability	1,417,251	5,880,526

(Loss) Income before Income Taxes	(4,859,969)	6,452,489

Provision for Income Taxes	(11,711,339)	(5,546,954)

Net (Loss) Income	(16,571,308)	905,535

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(18,010,708)	4,755,448

Total Comprehensive (Loss) Income	$(34,582,016)	$5,660,983

(Losses) Earnings Per Share:

Basic and Diluted (Losses) Earnings per Share	$(1.66)	$0.10

Outstanding – Basic and Diluted	9,972,788	9,133,440

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2020	2,864,512	$2,865	$54,015,219	$6,080,574	$5,740,722	$109,240,794	$175,080,174
Issuance of shares to institutional investors	2,618,182	2,618	8,026,052	-	-	-	8,028,670
Issuance of shares to public investors	2,927,787	2,928	15,612,217	-	-	-	15,615,145
Exercise of warrants	1,505,440	1,505	11,363,433	-	-	-	11,364,938
Foreign currency translation adjustment	-	-	-	-	4,755,446	-	4,755,446
Net income	-	-	-	-	-	905,535	905,535

Balance at December 31, 2021	9,915,920	$9,916	$89,016,921	$6,080,574	$10,496,168	$110,146,329	$215,749,908
Issuance of shares to officer and directors	150,000	150	155,850	-	-	-	156,000
Foreign currency translation adjustment	-	-	-	-	(18,010,708)	-	(18,010,708)
Net income	-	-	-	-	-	(16,571,308)	(16,571,308)
Balance at December 31, 2022	10,065,920	$10,066	$89,172,771	$6,080,574	$(7,514,540)	$93,575,021	$181,323,892

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended
	December 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$(16,571,308)	$905,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,788,036	15,358,452
(Gain) Loss on derivative liability	(1,417,251)	(5,880,526)
Gain on acquisition	(30,992)	-
(Recovery from) for bad debts	843,779	33,480
Share-based compensation and expenses	156,000	-
Deferred tax	10,261,104	2,730,050
Changes in operating assets and liabilities:
Accounts receivable	3,750,196	(2,430,495)
Prepayments and other current assets	(3,976,010)	(8,350,716)
Inventories	2,554,072	(4,531,263)
Accounts payable	(4,496)	(589,371)
Advance from customers	(37,452)	(44,366)
Related parties	444,291	(785,097)
Accrued payroll and employee benefits	(103,683)	60,334
Other payables and accrued liabilities	677,840	254,966
Income taxes payable	(614,738)	832,946
Net Cash (Used in) Provided by Operating Activities	10,719,388	(2,436,071)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,534,092)	(25,071,372)
Acquisition of land	(6,364,439)	-

Net Cash Used in Investing Activities	(10,898,531)	(25,071,372)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	-	41,837,553
Proceeds from short term bank loans	6,214,020	5,892,298
Proceeds from long term loans	59,195	-
Repayment of bank loans	(6,071,952)	(6,512,703)
Payment of capital lease obligation	(206,114)	(185,050)
Loan to a related party (net)	(874,745)	(6,838,274)

Net Cash Provided by (Used in) Financing Activities	(879,596)	34,193,824

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(618,005)	372,794

Net (Decrease) Increase in Cash and Cash Equivalents	(1,676,744)	7,059,175

Cash, Cash Equivalents - Beginning of Year	11,201,612	4,142,437

Cash, Cash Equivalents - End of Year	$9,524,868	$11,201,612

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$320,568	$577,194
Cash paid for income taxes	$2,049,911	$1,970,984

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

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with the shareholder of Hebei Tengsheng Paper Co., Ltd. (“Tengsheng Paper”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper will acquire Tengsheng Paper. Full payment of the consideration in the amount of RMB320 million (approximately $45 million) was made on February 23, 2022.

QianrongQianhui Hebei Technology Co., Ltd (“Qianrong”), a wholly owned subsidiary of Shengde holding, was incorporated on July 15, 2021. It is a service provider of high quality material solutions for textile, cosmetics and paper production.

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Tengsheng Paper for the years ended December 31, 2022 and 2021 was accounted for 99.74%and 99.11% of the Company’s total revenue, respectively. Dongfang Paper and Tengsheng Paper also accounted for 93.76% and 84.13% of the total assets of the Company as of December 31, 2022 and 2021, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, and 2021, details of the Company’s subsidiaries and variable interest entity are as follows:

	Date of	Place of	Percentage
	Incorporation	Incorporation or	of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper production and distribution
Qianrong	July 15, 2021	PRC	100%	New material technology service

Variable interest entity (“VIE”):
Dongfang Paper	March 10, 1996	PRC	Control*	Paper production and distribution
Tengsheng Paper	April 07, 2011	PRC	Control**	Paper production and distribution

*	Dongfang Paper is treated as a 100% controlled variable interest entity of the Company.

**	Tengsheng Paper is 100% subsidiary of Dongfang Paper.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2022, and 2021 are as follows:

	December 31,	December 31,
	2022	2021

ASSETS

Current Assets
Cash and bank balances	$3,427,717	$1,921,407
Restricted cash	-	-
Accounts receivable	-	4,867,759
Inventories	2,852,553	5,823,762
Prepayments and other current assets	20,134,386	19,942,878
Due from related parties	7,418,274	888,893

Total current assets	33,832,930	33,444,699

Prepayment on property, plant and equipment	1,031,502	41,877,755
Operating lease right-of-use assets, net	672,722	-
Finance lease right-of-use assets, net	1,939,970	2,286,459
Property, plant, and equipment, net	143,534,690	116,054,387
Deferred tax asset non-current	-	9,547,741
Total Assets	$181,011,814	$203,211,041

LIABILITIES

Current Liabilities
Short-term bank loans	$5,598,311	$5,958,561
Current portion of long-term loans	4,835,885	2,289,945
Lease liability	224,497	210,161
Accounts payable	5,025	10,255
Advance from customers	-	39,694
Accrued payroll and employee benefits	143,156	279,513
Other payables and accrued liabilities	4,887,584	4,740,900
Income taxes payable	417,906	1,108,038

Total current liabilities	16,112,364	14,637,067

Long-term loans	40,203	2,980,065
Deferred gain on sale-leaseback	52,314	155,110
Lease liability - non-current	579,997	152,233
Total liabilities	$16,784,878	$17,924,475

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

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2022, and 2021 to translate the Chinese RMB to the U.S. Dollars are 6.9646:1, and6.3757:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 6.7573:1 and6.4474:1 for the years ended December 31, 2022, and 2021, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2022, and 2021, and revenues and expenses for the years ended December 31, 2022, and 2021. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2022, and 2021, the balance of allowance for doubtful accounts was $881,878 and $69,053, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
Allowance of doubtful accounts	2022	2021

Opening balance	$69,053	$34,391
Provision (Reversal) for the year	843,779	33,480
Exchange difference	(30,954)	1,181

Closing balance	$881,878	$69,053

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. Provision in inventories were $nil for the years ended December 31, 2022, and 2021, respectively.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statutory Reserves

According to the laws and regulations in the PRC, the Company is required to provide for certain statutory funds, namely, a reserve fund by an appropriation from net profit after taxation but before dividend distribution based on the local statutory financial statements of the PRC subsidiaries and variable interest entity prepared in accordance with the PRC accounting principles and relevant financial regulations.

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

For the years ended December 31, 2022, and 2021, IT Tech Packaging made transfers of $nil to this reserve fund. No statutory reserves were provided for the year ended December 31, 2022, and 2021. The Company’s variable interest entity Dongfang Paper, the statutory reserve account of which has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) since December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2022, and 2021.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil for the years ended December 31, 2022, and 2021.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $nil and $3,972 of advertising and promotion costs for the years ended December 31, 2022, and 2021.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $145,538 and $101,410 for the years ended December 31, 2022, and 2021, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and(b)the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2022, and 2021, the Company received government subsidies of $nil and $198,530, which are recognized as subsidy income in the consolidated statements of income in that fiscal year.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities that were in-the-money that were outstanding during the years ended December 31, 2022.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2022, and 2021, the carrying value of the Company’s short term financial instruments, such as cash and bank balances, accounts receivable, accounts and notes payable, short-term bank loans and balance due to related parties, approximate at their fair values because of the short maturity of these instruments; while loans from credit union approximates at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

Recently issued accounting pronouncements

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-02 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of ASU 2019-05 will have on its consolidated financial statements.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2021, the FASB issued ASU 2021-08, “Business Combinations”. The amendments in this Update address how to determine whether a contract liability is recognized by the acquirer in a business combination and resolve the inconsistency of measuring revenue contracts with customers acquired in a business combination by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The amendments in this Update apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combination-Overalls. For public business entities, ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted. The amendments in this Update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

(3) Inventories

Raw materials inventory includes mainly recycled paper and gas. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of and December 31, 2022, and 2021:

	December 31,	December 31,
	2022	2021
Raw Materials
Recycled paper board	$1,258,161	$2,097,062
Recycled white scrap paper	10,809	11,808
Gas	42,237	32,753
Base paper and other raw materials	160,229	206,531
	1,471,436	2,348,154
Semi-finished Goods	132,810	96,087
Finished Goods	1,268,376	3,400,654
Total inventory, gross	2,872,622	5,844,895
Inventory reserve	-	-
Total inventory, net	$2,872,622	$5,844,895

(4) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2022, and 2021:

	December 31,	December 31,
	2022	2021
Prepaid land lease	$172,300	$188,215
Prepayment for purchase of materials	12,941,951	9,190,527
Prepayment for purchase of equipment	12,348	980,786
Value-added tax recoverable	13,640,868	14,740,296
Prepaid gas	27,462	-
Others	412,198	696,816
	$27,207,127	$25,796,640

(5) Property, plant and equipment

As of December 31, 2022, and 2021, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2022	2021
Property, Plant, and Equipment:
Land use rights	$57,686,220	$12,790,062
Building and improvements	68,300,987	74,609,698
Machinery and equipment	158,498,316	170,149,367
Vehicles	681,617	725,838
Construction in progress	1,239,698	-
Totals	286,406,838	258,274,965
Less: accumulated depreciation and amortization	(134,836,940)	(131,687,537)
Property, Plant and Equipment, net	$151,569,898	$126,587,428

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, land use rights represented twenty-three parcel of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2068.

As of December 31, 2021, land use rights represented two parcel of state-owned lands located in Xushui District of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066, respectively.

As of December 31, 2022, and 2021, certain property, plant and equipment of Dongfang Paper with net values of $280,466 and $1,130,333, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $5,358,441 and $6,002,195, respectively, as of December 31, 2022 and 2021 was pledged for the bank loan from Bank of Industrial & Commercial Bank of China. Land use right of Tengsheng Paper with net value of $5,111,014 and $5,690,261, respectively, as of December 31, 2022 and 2021 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Tengsheng Paper with net value of $3,948,953 and $4,407,889, respectively, as of December 31, 2022 and 2021 was pledged for another long-term loan from credit union of Baoding Shengde. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $14,788,036 and $15,304,686 for the years ended December 31, 2022, and 2021, respectively. No Impairment loss was recorded for the years ended December 31, 2022, and 2021.

(6) Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.5 million). Under the sale-leaseback arrangement, Tengsheng Paper sold the Leased Equipment to TLCL for 16 million (approximately US$2.5 million). Concurrent with the sale of equipment, Tengsheng Paper leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Tengsheng Paper may pay a nominal purchase price of RMB 100 (approximately $15) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right of use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Tengsheng Paper made payments due according to the schedule. As of December 31, 2022 and 2021, the balance of Leased Equipment net of amortization was $1,939,970 and $2,286,459, respectively. The lease liability were $131,772 and $362,394, and its current portion in the amount of $131,772 and $210,161 as of December 31, 2022 and 2021, respectively.

Amortization of the Leased Equipment was $157,854 and $165,441 for the year ended December 31, 2022 and 2021, respectively. Total interest expenses for the sale lease back arrangement was $38,954 and $71,798 for the year ended December 31, 2022 and 2021, respectively.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of December 31, 2022 were as follows:

December 31,	Amount
2023	138,701
Less: unearned discount	(6,929)
131,772
Less: Current portion lease liability	(131,772)
$-

(7) Loans Payable

Short-term bank loans

	December 31,	December 31,
	2022	2021
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$-	$5,958,561
ICBC Loan 2	5,023,978
ICBC Loan 3	287,167	-
ICBC Loan 4	143,583	-
China Construction Bank Loan	143,583	-

Total short-term bank loans	$5,598,311	$5,958,561

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 25, 2021, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,958,561 as of December 31, 2021. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan was fully repaid in November 2022.

On November 10, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,023,978 as of December 31, 2022. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due by November 13, 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $287,167 as of December 31, 2022. The loan bears a fixed interest rate of 4.3% per annum. The loan will be due by May 29, 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $143,583 as of December 31, 2022. The loan bears a fixed interest rate of 4.3% per annum. The loan will be due by May 29, 2023.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $143,583 as of December 31, 2022. The loan bears a fixed interest rate of 3.95% per annum. The loan will be due by July 29, 2023.

As of December 31, 2021, there were guaranteed short-term borrowings of $5,958,561 and unsecured bank loans of $nil. As of December 31, 2022, there were guaranteed short-term borrowings of $5,023,978 and unsecured bank loans of $574,333.

The average short-term borrowing rates for the years ended December 31, 2022, and 2021 were approximately 4.72% and 4.73%, respectively.

Long-term loans

As of December 31, 2022, and 2021, long-term loan balance is $9,040,002 and $9,818,530, respectively.

	December 31,	December 31,
	2022	2021
Rural Credit Union of Xushui District Loan 1	$1,234,816	$1,348,871
Rural Credit Union of Xushui District Loan 2	3,589,582	3,921,139
Rural Credit Union of Xushui District Loan 3	2,297,332	2,509,528
Rural Credit Union of Xushui District Loan 4	1,866,582	2,038,992
Yujiangna	51,690	-
Total	9,040,002	9,818,530
Less: Current portion of long-term loans	(4,835,884)	(6,838,465)
Long-term loans from credit union	$4,204,118	$2,980,065

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
-
2023	4,835,884
2024 & after	4,204,118
Total	9,040,002

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of December 31, 2022, and 2021, total outstanding loan balance was $1,234,816 and $1,348,871, respectively, Out of the total outstanding loan balance, current portion amounted were $1,234,816 and $329,376 as of December 31, 2022, and 2021, respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,019,495 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2022, and 2021, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $280,466 and $1,130,333 as of December 31, 2022, and 2021, respectively. Interest payment is due quarterly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of December 31, 2022, and 2021, the total outstanding loan balance was $3,589,582 and $3,921,139, respectively. Out of the total outstanding loan balance, current portion amounted were $3,589,582 and $1,960,569 as of December 31, 2022, and 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,960,570 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2022, and 2021, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of December 31, 2022, and 2021, the total outstanding loan balance was $2,297,332 and $2,509,528, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,509,528 as of December 31, 2022 and 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,297,332 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December, 2022 and 2021, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of December 31, 2022, and 2021, the total outstanding loan balance was $1,866,582 and $2,038,992, respectively. Out of the total outstanding loan balance, current portion amounted were $nil and $2,038,992 as of December 31, 2022, and 2021 respectively, which are presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,866,582 and $nil are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2022, and 2021, respectively.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB400,000 from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 from July 2022 to July 2027. As of December 31, 2022, the total outstanding loan balance was $51,690. Out of the total outstanding loan balance, the current portion amounted $11,486, which is presented as current liabilities and the remaining balance of $40,204 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2022.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2022, and 2021 were $988,997 and $1,052,904 respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Related Party Transactions

Mr. Zhenyong Liu has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $368,052 and $402,047 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2022, and 2021, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2022, and 2021, approximately $43,075 and $47,054 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 2022, and 2021, the outstanding interest was $197,338 and $215,565, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2022, and 2021, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the years ended December 31, 2022, and 2021. The accrued interest owe to the CEO was approximately $608,465 and $664,666, as of December 31, 2022, and 2021, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,179,163 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. The loans were repaid by Mr. Zhenyong Liu in February 2023.

As of December 31, 2022, and 2021, amount due to shareholder are $727,433, which represent funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Accrued electricity	$3,036	$135,360
Accrued rental	56,646	61,879
Value-added tax payable	69,053	-
Accrued interest to a related party	608,465	664,666
Payable for purchase of equipment	3,294,940	3,379,368
Accrued commission to salesmen	19,524	15,274
Accrued bank loan interest	1,595,354	992,989
Others	18,540	1,003
Totals	$5,665,558	$5,250,539

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the December 31, 2022:

Year ended
December 31,
2022
Expected term	1.42 - 2.75
Expected average volatility	85% - 215%
Expected dividend yield	-
Risk-free interest rate	0.19% - 4.22%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2021	$2,063,534
Change in fair value of derivative liability	(1,417,251)
Balance at December 31, 2022	$646,283

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2022 and 2021, respectively.

	Year Ended
	December 31,
	2022	2021
Day one loss due to derivative liabilities as warrant	$-	$10,813,347
(Gain) Loss on change in fair value of derivative liability	(1,417,251)	(16,693,873)
	(1,417,251)	(5,880,526)

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Common Stock

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

Reverse stock split

On June 9, 2022, the Board of Directors of the Company approved the Reverse Stock Split, at a ratio of 1-for-10, pursuant to Section 78.207 of the Nevada Revised Statutes (“NRS”).The Reverse Stock Split was effected by the Company filing of a Certificate of Change Pursuant to NRS 78.209 with the Secretary of State of the State of Nevada on July 7, 2022. The par value per share of our stock remains unchanged at $0.001 per share after the Reverse Stock Split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

Issuance of common stock pursuant to the 2021 Incentive Stock Plan

On August 15, 2022, the Company granted an aggregate of 150,000 shares of common stock under its compensatory incentive plans to fifteen employees, as awards under the 2021 Incentive Stock Plan. Please see Note (15), Stock Incentive Plans for more details. Total fair value of the stock was calculated at$156,000 as of the date of grant.

(12) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $7.425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $7.425per share and 352,000 May 2020 Warrants were outstanding as of December 31, 2022.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January20, 2021 at an exercise price of $5.5 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $5.5 per share. 1,207,492 January 2021 Warrants were outstanding as of December 31, 2022.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $7.5 and will expire on March1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $7.5 per share and 1,457,143 March 2021 Warrants were outstanding as of December 31, 2022.

The Company classified warrant as liabilities and accounted for the issuance of the warrants as a derivative.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock warrant activities is as below:

	Year Ended
	December 31, 2022
		Weight
		average
		exercise
	Number	price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-
Exercised during the period	-
Cancelled or expired during the period	-
Outstanding and exercisable at end of the period	3,016,635	$6.6907

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2022.

Warrants Outstanding			Warrants Exercisable
Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual life	Exercise	Number of	Exercise
Shares	(in years)	Price	Shares	Price
3,016,635	3.09	$6.6907	3,016,635	$6.6907

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of December 31, 2022 and 2021 are $nil.

(13) Earnings Per Share

For the years ended December 31, 2022, and 2021, basic and diluted net income per share are calculated as follows:

	Year Ended December 31,
	2022	2021
Basic (loss) income per share
Net (loss) income for the year - numerator	$(16,571,308)	$905,535
Weighted average common stock outstanding - denominator	9,972,788	9,133,440

Net (loss) income per share	$(1.66)	$0.10

Diluted (loss) income per share
Net (loss) income for the year - numerator	$(16,571,308)	$905,535
Weighted average common stock outstanding - denominator	9,972,788	9,133,440

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	9,972,788	9,133,440

Diluted (loss) income per share	$(1.66)	$0.10

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Income Taxes

United States

The Company and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 TCJA”), which significantly changed U.S. tax law. The 2017TCJA lowered the Company’s U.S. statutory federal income tax rate from the highest rate of 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income which requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the2017 TCJA. SAB 118 provides a measurement period of up to one year from the 2017 TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the 2017 TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 TCJA.

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

The provisions for income taxes for the years ended December 31, 2022, and 2021 were as follows:

	Year Ended
	December 31,
	2022	2021
Provision for Income Taxes
Current Tax Provision U.S.	$15,062	$14,717
Current Tax Provision PRC	1,435,173	2,802,187
Deferred Tax Provision PRC	10,261,104	2,730,050
Total Provision for (Deferred tax benefit)/ Income Taxes	$11,711,339	$5,546,954

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $530,581 and $761,881 for U.S. income tax purposes for the years ended December 31, 2022 and 2021, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035.As of December 31, 2022, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of December 31,2022, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$15,474,485	$14,754,456
Impairment of property, plant and equipment	796,559	783,433
Miscellaneous	615,436	342,170
Net operating loss carryover of PRC company	213,620	388,620
Total deferred tax assets	17,100,100	16,268,679
Less: Valuation allowance	(17,100,100)	(5,000,000)
Total deferred tax assets, net	$-	11,268,679

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company’s effective tax rate as of:

	Year Ended
	December 31,
	2022	2021
PRC Statutory rate	25.0%	25.0%
Effect of tax and book difference	(17.0)%	(16.5)%
Change in valuation allowance	(249.0)%	77.5%

Effective income tax rate	(241.0)%	86.0%

During the years ended December 31, 2022, and 2021, the effective income tax rate was estimated by the Company to be -241.0% and 86.0%, respectively.

As of December 31, 2022, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05,Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2022 and 2021, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(15) Stock Incentive Plans

2021 Incentive Stock Plan

On November 12, 2021, the Company’s Annual General Meeting adopted and approved the 2021 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc.(the”2021 Plan”).Under the 2021 ISP, the Company has reserved a total of 150,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Commitments and Contingencies

Xushui Land Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,759 (RMB120,000). This operating lease is renewable at the end of the 30-year term.

Future minimum lease payments of the land lease is as follows:

December 31,	Amount
2023	17,230
2024	17,230
2025	17,230
2026	17,230
2027	17,230
Thereafter	68,920
Total land lease payments	155,070

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $147,988 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of December 31, 2022.

Future minimum lease payments of the building lease is as follows:

December 31,	Amount
2023	143,583
2024	143,583
2025	143,583
2026	143,583
2027	143,583
Thereafter	143,583
Total operating lease payments	$861,500
Less: Interest	(188,778)
Present value of lease liabilities	672,722
Less: current portion, record in current liabilities	(92,725)
Present value of lease liabilities	579,997

Capital commitment

As of December 31, 2022, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10,and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $4,329,279 and $4,700,927 as of December 31, 2022 and 2021, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of December 31, 2022, and 2021, the Company guaranteed its long-term loan from financial institutions amounting to $4,451,081 (RMB31,000,000) and $4,862,211 (RMB31,000,000), respectively, that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Segment Reporting

Since March 10, 2010, Baoding Shengde started its operations and thereafter the Company manages its operations through three business operating segments: Dongfang Paper and Tengsheng Paper, which produces offset printing paper, corrugating medium paper and tissue paper, and Baoding Shengde, which produces face masks and digital photo paper. They are managed separately because each business requires different technology and marketing strategies.

The Company evaluates performance of its operating segments based on net income. Administrative functions such as finance, treasury, and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated among the operating segments based on gross revenue generated. The operating segments do share facilities in Xushui County, Baoding City, Hebei Province, China. All sales were sold to customers located in the PRC.

Summarized financial information for the three reportable segments is as follows:

	Year Ended
	December 31, 2022
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$98,725,408	1,369,206	257,820	-	-	100,352,434
Gross profit	7,629,761	(2,942,893)	67,328	-	-	4,754,196
Depreciation and amortization	4,782,157	8,349,374	1,656,505	-	-	14,788,036
Interest income	12,820	1,209	8,684	1,551	-	24,264
Interest expense	653,525	54,180	320,246	-	-	1,027,951
Income tax expense (benefit)	3,054,208	7,062,139	1,579,930	15,062	-	11,711,339
Net income (loss)	780,465	(17,162,887)	(1,100,286)	880,406	30,994	(16,571,308)

	Year Ended
	December 31, 2021
	Dongfang Paper	Tengsheng Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$151,574,318	8,765,380	5,878,568	-	-	160,881,720
Gross profit	12,138,849	(1,255,190)	133,900	-	-	11,017,559
Depreciation and amortization	5,213,598	8,408,713	1,736,141	-	-	15,358,452
Interest income	24,732	1,703	12,331	-	-	38,766
Interest expense	717,265	71,798	335,639	-	-	1,124,702
Income tax expense (benefit)	2,348,694	3,197,629	(14,086)	-	-	5,546,954
Net income (loss)	6,744,417	(10,620,350)	(322,525)	-	-	905,535

	As of December 31, 2022
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	of Inter-segment	consolidated

Total assets	$63,365,986	117,645,828	17,945,969	5,489,450	-	204,447,233

	As of December 31, 2021
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	of Inter-segment	consolidated

Total assets	$109,369,166	93,841,874	29,181,392	9,142,770	-	241,535,202

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Concentration and Major Customers and Suppliers

For the years ended December 31, 2022, and 2021, the Company had no single customer contributed over 10% of total sales.

For the year ended December 31, 2022, the Company had two major suppliers that accounted for 76% and 15% of total purchases by the Company.

For the year ended December 31, 2021, the Company had two major suppliers that accounted for 78% and 11% of total purchases by the Company.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2022 and December 31, 2021. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$71,792) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2022, and 2021, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB50,728,229 (US$7,283,725) as of December 31, 2022.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21) Subsequent Event

None.

(22) Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2022 and 2021 is as follows:

	Quarter
2022	First	Second	Third	Fourth
Revenues	$15,481,618	$31,788,884	$31,709,214	$21,372,718
Gross profit	310,445	634,037	2,783,588	1,026,126
Loss from operations	(2,990,436)	(1,235,765)	(586,953)	(1,895,373)
Net loss	(2,488,214)	(287,913)	(1,887,318)	(11,907,863)
Net income per share
Basic	$-0.03	$-0.003	$-0.19	$-1.19
Diluted	$-0.03	$-0.003	$-0.19	$-1.19

	Quarter
2021	First	Second	Third	Fourth
Revenues	$24,209,427	$46,534,915	$45,087,671	$45,049,707
Gross profit	1,831,005	3,029,020	1,821,536	4,335,998
(Loss) income from operations	(724,313)	431,408	(198,029)	1,950,303
Net (loss) income	(4,338,856)	(453,248)	1,542,576	4,155,063
Net income per share
Basic	$-0.12	$-0.01	$0.03	$0.07
Diluted	$-0.12	$-0.01	$0.03	$0.07

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) Condensed Financial Information of the Parent Company

The condensed financial statements of IT Tech Packaging Inc. (“ITP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $86,141,643 and $79,641,643 as of December 31, 2022, and 2021.

The following represents condensed unconsolidated financial information of the parent company only:

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$1,930,241	$9,135,996
Prepayments and other current assets	-	-
Total current assets	1,930,241	9,135,996
Investment in subsidiaries	184,806,532	213,804,439

Total Assets	$186,736,773	$222,940,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Inter-company payable (net)	$4,070,160	$4,399,560
Due to related parties	727,433	727,433

Total current liabilities	4,797,593	5,126,993

Derivative liability	646,283	2,063,534

Total liabilities	$5,443,876	$7,190,527
Total stockholders’ equity	181,292,897	215,749,908

Total Liabilities and Stockholders’ Equity	$186,736,773	$222,940,435

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2022	2021

Revenue	-	-
Selling, general and administrative expenses	$515,294	$761,596
Loss from Operations	(1,919,294)	(761,596)
Equity in earnings of unconsolidated subsidiaries	(17,489,197)	(4,198,678)
Loss on derivative liability	1,417,251	5,880,526
Other Income (Expense)	-	-
Income before Income Taxes	(16,587,240)	920,252
Provision for Income Taxes	(15,062)	(14,717)
Net Income	$(16,602,302)	$905,535
Other comprehensive income /(loss)	(18,010,708)	4,755,446
Total Comprehensive Income (loss)	$(34,613,010)	$5,660,981

	Year Ended
	December 31,
	2022	2021
Net Cash Used in Operating Activities	$(374,356)	$(776,314)
Net Cash Used in Investing Activities	(6,502,000)	(32,053,000)
Net Cash Provided by Financing Activities	(329,399)	41,949,138
Net Increase (Decrease) in Cash and Cash Equivalents	(7,205,755)	9,119,824
Cash and Cash Equivalents - Beginning of Year	9,135,996	16,172
Cash and Cash Equivalents - End of Year	$1,930,241	$9,135,996

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Jing Hao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company’s internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2022. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	60	Chief Executive Officer and Chairman of the Board
Jing Hao	40	Chief Financial Officer
Dahong Zhou	44	Secretary
Marco Ku Hon Wai	49	Director
Wenbing Christopher Wang	52	Director
Fuzeng Liu	74	Director
Lusha Niu	44	Director

We have two classes of directors with each class elected in a different calendar year from the calendar year in which the other class of directors are elected. All directors are elected for a two-year term. The directors elected in Class I, Marco Ku Hon Wai and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2023 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The directors elected in Class II, Zhenyong Liu, Fuzeng Liu and Lusha Niu will serve until the annual meeting of stockholders in 2024 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Zhenyong Liu. Mr. Zhenyong Liu became a member of the Board of Directors, and was appointed as Chairman of the Board of Directors onNovember 30, 2007. Mr. Liu has also served as the Company’s Chief Executive Officer since November 16, 2007, and serves as Chairman of Hebei Baoding Dongfang Paper Milling Company Limited (Dongfang Paper), a position he has held since 1996. From 1990 to 1996, he served as Plant Director of Xinxin Paper Milling Factory in Xushui District. Mr. Liu served as General Manager of the East Central Household Appliance Purchases and Supply Station from 1980 to 1989.

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

Fuzeng Liu. Mr. Fuzeng Liu has been a member of the Board of Directors since November 30, 2007. Mr. Liu has also served as Vice President ofDongfang Paper since 2002. Previously, he served as Deputy Secretary of the Traffic Bureau of Xushui District from 1992 to 2002 and as Party Secretary of Dayin Town, Xushui District from 1988 to 1992.Mr. Liu also served as Head of the Cuizhuang Town, Xushui District from 1984 to 1988. From 1977 to 1984, Mr. Liu worked at the committee office of Xushui District.

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

Our Audit Committee is involved in discussions with our independent auditor with respect to the scope and results of our year-end audit, our quarterly results of operations, our internal accounting controls and the professional services furnished by the independent auditor. Our Board of Directors has determined that both Mr. Marco Ku Hon Wai and Mr. Wenbing Christopher Wang qualify as audit committee financial experts and have the accounting or financial management expertise as required under NYSE Rule 303A.07(a). Our Board of Directors has also adopted a written charter for the audit committee which the audit committee reviews and reassesses for adequacy on an annual basis. A copy of the audit committee’s current charter is available at the our corporate website at https://www.itpackaging.cn/uploadfile/txyxfh/file/20181029/6367640912345722139375725.pdf

The Compensation Committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees generally. If so authorized by the Board of Directors, the committee may also serve as the granting and administrative committee under any option or other equity-based compensation plans which we may adopt. The Compensation Committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee. Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations. The committee will also discuss compensation policies for employees who are not officers with the chief executive officer and other responsible officers. A copy of the compensation committee’s current charter is available at our corporate website at https://www.itpackaging.cn/uploadfile/txyxfh/file/20181029/6367640912355880048874958.pdf

The Nominating Committee is involved in evaluating the desirability of and recommending to the board any changes in the size and composition of the board, evaluation of and successor planning for the chief executive officer and other executive officers. The qualifications of any candidate for director will be subject to the same extensive general and specific criteria applicable to director candidates generally. A copy of the nominating committee’s current charter is available at our corporate website at https://www.itpackaging.cn/uploadfile/txyxfh/file/20181029/6367640912356661968874958.pdf

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available at our corporate website at

https://www.itpackaging.cn/uploadfile/txyxfh/file/20181029/6367640912363688526617528.pdf

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2022:

Board of Directors	6
Audit Committee	4
Compensation Committee	2
Nominating Committee	1

The above table includes meetings held by means of a conference telephone call, but not actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the Board of Directors and those committees on which he served during the year.

For the fiscal year ended December 31, 2022, the Board of Directors met on at least a quarterly basis. The independent directors had regularly scheduled meetings as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management as required by Section 802(c) of the NYSE American Company Guide.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2022, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11. Executive Compensation

The following compensation table summarizes the cash and non-cash compensation earned during the years ended December 31, 2022 and 2021 by each person who served as principal executive officer, principal financial officer, and secretary during 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Total
		($)	($)	($)	($)	($)	($)
Zhenyong Liu,	2022	$35,519	0	-	-	-	$335,519
Chairman, CEO	2021	$37,224	-	$-	-	-	$37,224

Jing Hao	2022	$35,519		$-	-	-	$35,519
CFO	2021	$37,224	-	$-	-	-	$37,224

Dahong Zhou,	2022	$4,299	-	$-	-	-	$4,299
Secretary	2021	$4,505	-	$-	-	-	$4,505

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

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Total
		($)	($)	($)	($)	($)	($)
Fuzeng Liu	2022	$7,701	-	$-	-	-	$7,701
Director	2021	$8,071	-	$-	-	-	$8,071

Marco Ku Hon Wai	2022	$20,000	-	$-	-	-	$20,000
Director	2021	$20,000	-	$-	-	-	$20,000

Wenbing Christopher Wang	2022	$20,000	-	$-	-	-	$20,000
Director	2021	$20,000	-	$-	-	-	$20,000

LushaNiu	2022	$7,399	-	-	-	-	$7,399
Director	2021	$7,755	-	-	-	-	$7,755

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

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2022 or options outstanding as of December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each director, (ii) our Chief Executive Officer and President and (iii) all executive officers and directors as a group as of March 23, 2023.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Zhenyong Liu CEO and Director	536,484	4.7%
Jing Hao CFO	1,000	*
Dahong Zhou Secretary	0	0
Marco Ku Hon Wai Director	750	*
Fuzeng Liu Director	500	*
Wenbing Christopher Wang Director	2,982	*
LushaNiu Director	0	*
All Directors and Executive Officers as a Group (7 persons)	541,716	4.7%

*	Less than 1% of the Company’s issued and outstanding common shares.

(1)	The address of each director and executive officer is c/o Science Park, Juli Road, Xushui District, Baoding City, Hebei Province, People’s Republic of China.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

Mr Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $392,855 and $367,441 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2022, and 2021, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2022, and 2021, approximately $45,978 and $43,003 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 31, 2022, and 2021, the outstanding loan balance were $nil and $2,185,569, respectively, and the accrued interest was $210,635and $197,009, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2022 and 2021, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil and $94,636 for the years ended December 31, 2022, and 2021, respectively. The accrued interest owe to the CEO was approximately $649,468 and $607,453, as of December 31, 2022, and 2021, respectively, which was recorded in other payables and accrued liabilities.

As of December 31, 2022 and 2021, amount due to shareholder are $727,433 and $483,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is WWC. P.C. Certified Public Accountants , 2010 Pioneer Court San Mateo, CA 94403, PCAOB Auditor ID 1171.

Audit Fees

We incurred approximately $191,000 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit and reviews of the Company’s financial statements for 2022.

We incurred approximately $147,118 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit and reviews of the Company’s financial statements for 2021.

Audit-Related Fees

IT Tech Packaging did not incur any audit-related fees to WWC in 2022.

IT Tech Packaging did not incur any audit-related fees to WWC in 2021.

Tax Reporting Preparation Fees

IT Tech Packaging did not incur any tax Reporting Preparation fees to WWC in 2022.

IT Tech Packaging did not incur any tax Reporting Preparation fees to WWC in 2021.

All Other Fees

IT Tech Packaging did not incur any fees from its registered independent public accounting firm for services rendered to IT Tech Packaging, other than the services covered in “Audit Fees” and “Audit-Related Fees” for the fiscal years ended December 31, 2021 and 2022.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2021 and 2022, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007.

3.1	Articles of Incorporation, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007

3.3	Bylaws, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

3.4	Certificate of Change, incorporated by reference to the exhibit 3.1 to our report on Form 8-K filed with the SEC on July 7, 2022.

4.1	Specimen of Common Stock certificate, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

4.2	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

4.3	Description of Securities, incorporated by reference to exhibit 4.3 to our Annual Report on Form 10-K filed with the SEC on March 23, 2020.

4.4	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

4.5	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2020.

4.6	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

4.7	Warrant Agency Agreement dated March 1, 2021 by and between the Company and Empire Stock Transfer Inc., incorporated by reference to the Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

4.8	Form of Common Stock Purchase Warrant, incorporated by reference to the Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui District Dayin Township Wuji Village Committee and Party Branch, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010

10.2	Land Use Rights Certificate, dated March 10, 2003, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010

10.3	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Dongfang Paper and Baoding Shengde, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.4	Proxy Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

Exhibit No.	Description of Exhibit

10.5	Loan Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.6	Call Option Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.7	Share Pledge Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.8	Call Option Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010

10.9	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010

10.10	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”), incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.11	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”)., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.12	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.13	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.14	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.15	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and Hebei Shuangxing Paper Co., Ltd., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009

Exhibit No.	Description of Exhibit

10.16	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between IT Tech Packaging, Inc. andRoth Capital Partners, LLC, incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010

10.17	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Dongfang PaperMilling Company Limited for the purchase of a series of paper machineries and equipment, incorporated by reference to the exhibit to ourCurrent Report on form 8-K filed with the SEC on April 12, 2010

10.18	Letter from Mr. Zhenyong Liu regarding postponement of interest payments by IT Tech Packaging, Inc., incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 25, 2014.

10.19	Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Shanghai PudongDevelopment Bank Inc., Baoding Branch, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 25,2014.

10.20	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Rural Credit Union ofXushui District, incorporated by reference to Exhibit 10.24 to our Annual Report on Form10-K filed on March 25, 2014.

10.21	Engagement Letter, dated as of June 3, 2014, between the Company and H.C. Wainwright & Co., LLC and amendments dated as of July 1,2014, August 19, 2014 and August 25, 2014, incorporated by reference to exhibits 1.1, 1.2, 1.3 and 1.4 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

10.22	Securities Purchase Agreement, dated August 25, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filedwith the SEC on September 3, 2014.

10.23	Appointment Letter dated November 3, 2014, by and between IT Tech Packaging, Inc. and Marco Ku Hon Wai, incorporated by reference toexhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 6, 2014.

10.24	Loan Agreement dated December 2, 2014, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.

10.25	Loan Agreement dated March 1, 2015, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 25, 2015.

10.26	Agreement dated July 1, 2015, among China Orient, Hebei Baoding Dongfang Paper Milling Company Limited, Baoding Shengde Paper Co.,Ltd., Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filedwith the SEC on July 22, 2015

10.27	Acquisition Agreement dated June 25, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and HebeiTengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2019.

Exhibit No.	Description of Exhibit

10.28	Supplement Agreement dated December 16, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and Hebei Tengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2019

10.29	Letter Agreement dated April 21, 2020, by and between the Company and Maxim Group LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

10.30	Securities Purchase Agreement dated April 29, 2020 by and between the Company and certain purchasers, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

10.31	Amendment to Securities Purchase Agreement dated May 4, 2020, by and between the Company and certain purchasers, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2020.

10.32	Letter Agreement dated January 14, 2021, by and between the Company and Maxim Group, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.33	Form of Securities Purchase Agreement among the Company and certain institutional investors, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.34	Underwriting Agreement dated as of February 24, 2021 by and between the Company and Maxim Group LLC, incorporated by reference to the Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

14.1	Code of Ethics and Business Conduct, incorporated by reference to the Exhibit 14.1 to our Annual Report on Form10-K filed with the SEC on March 18, 2013

21.1*	Lists of Subsidiaries

23.1*	Consent of WWC, P.C. Certified Accountants.

31.1*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16 Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2023

IT TECH PACKAGING, INC.

	By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	March 23, 2023
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	March 23, 2023
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	March 23, 2023
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	March 23, 2023
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	March 23, 2023
Wenbing Christopher Wang

/s/ LushaNiu	Director	March 23, 2023
LushaNiu