Form 10-Q
period 2023-03-31
IT TECH PACKAGING, INC.
filed 2023-05-11
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 11, 2023, there were 10,065,920 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and bank balances	$16,750,940	$9,524,868
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $647,787 and $881,878 as of March 31, 2023 and December 31, 2022, respectively)	2,231,924	-
Inventories	5,969,604	2,872,622
Prepayments and other current assets	18,734,461	27,207,127
Due from related parties	7,795,442	7,561,858
Total current assets	51,482,371	47,166,475

Prepayment on property, plant and equipment	881,878	1,031,502
Operating lease right-of-use assets, net	681,817	672,722
Finance lease right-of-use assets, net	1,927,390	1,939,970
Property, plant, and equipment, net	149,822,883	151,569,898
Value-added tax recoverable	2,053,290	2,066,666
Deferred tax asset non-current	-	-
Total Assets	$206,849,629	$204,447,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans	$5,673,996	$5,598,311
Current portion of long-term loans	5,265,073	4,835,884
Lease liability	171,768	224,497
Accounts payable	-	5,025
Due to related parties	730,387	727,462
Accrued payroll and employee benefits	295,024	165,986
Other payables and accrued liabilities	5,993,904	5,665,558
Income taxes payable	-	417,906
Total current liabilities	18,130,152	17,640,629

Long-term loans	6,513,672	4,204,118
Deferred gain on sale-leaseback	30,298	52,314
Lease liability - non-current	587,838	579,997
Derivative liability	494,186	646,283
Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $19,412,310 and $16,784,878 as of March 31, 2023 and December 31, 2022, respectively)	25,756,146	23,123,341

Commitments and Contingencies

Stockholders’ Equity
Common stock, 50,000,000 shares authorized, $0.001 par value per share, 10,065,920 shares issued and outstanding as of March 31, 2023 and December, 31, 2022.	10,066	10,066
Additional paid-in capital	89,172,771	89,172,771
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(5,011,784)	(7,514,540)
Retained earnings	90,841,856	93,575,021
Total stockholders’ equity	181,093,483	181,323,892
Total Liabilities and Stockholders’ Equity	$206,849,629	$204,447,233

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$19,790,877	$15,481,618
Cost of sales	(20,067,876)	(15,171,173)
Gross (Loss) Profit	(276,999)	310,445
Selling, general and administrative expenses	(2,495,362)	(3,300,881)
Loss from Operations	(2,772,361)	(2,990,436)

Other Income (Expense):
Interest income	136,268	3,455
Subsidy income	-	-
Interest expense	(249,169)	(270,813)
Gain on acquisition	-	34,003
Gain (Loss) on derivative liability	152,097	386,588

Loss before Income Taxes	(2,733,165)	(2,837,203)
Provision for Income Taxes	-	348,989
Net Loss	(2,733,165)	(2,488,214)

Other Comprehensive Income
Foreign currency translation adjustment	2,502,756	926,138
Total Comprehensive Loss	$(230,409)	$(1,562,076)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.27)	$(0.25)

Outstanding – Basic and Diluted	10,065,920	9,915,920

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$(2,733,165)	$(2,488,214)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,686,243	3,773,236
(Gain) Loss on derivative liability	(152,097)	(386,588)
(Gain) Loss from disposal and impairment of property, plant and equipment	12,926	-
(Recovery from) Allowance for bad debts	(246,386)	4,211
Gain on acquisition	-	(34,001)
Deferred tax	-	(348,989)
Changes in operating assets and liabilities:
Accounts receivable	(1,988,921)	(98,921)
Prepayments and other current assets	9,461,336	3,056,189
Inventories	(3,062,782)	1,515,515
Accounts payable	(5,101)	62,315
Related parties	(128,625)	-
Accrued payroll and employee benefits	126,986	(14,181)
Other payables and accrued liabilities	263,712	483,666
Income taxes payable	(424,198)	(1,112,820)
Net Cash Provided by Operating Activities	4,809,928	4,411,418

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(295,018)	(368,504)
Acquisition of land	-	(6,807,468)
Net Cash Used in Investing Activities	(295,018)	(7,175,972)

Cash Flows from Financing Activities:
Proceeds from long term loans	2,623,410	-
Repayment of bank loans	(2,915)	-
Payment of capital lease obligation	(55,849)	(51,708)
Loan to a related party (net)	-	6,945,022
Net Cash Provided by Financing Activities	2,564,646	6,893,314

Effect of Exchange Rate Changes on Cash and Cash Equivalents	146,516	28,071

Net Increase in Cash and Cash Equivalents	7,226,072	4,156,831
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	9,524,868	11,201,612
Cash, Cash Equivalents and Restricted Cash - End of Period	$16,750,940	$15,358,443

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$84,040	$85,094
Cash paid for income taxes	$424,198	$1,112,820

Cash and bank balances	16,750,940	15,358,443
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	16,750,940	15,358,443

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2021	9,915,920	$9,916	$89,016,921	$6,080,574	$10,496,168	$110,146,329	$215,749,908
Foreign currency translation adjustment					926,138		926,138
Net loss						(2,488,214)	(2,488,214)
Balance at March 31, 2022	9,915,920	$9,916	$89,016,921	$6,080,574	$11,422,306	$107,658,115	$214,187,832

Balance at December 31, 2022	10,065,920	$10,066	$89,172,771	$6,080,574	$(7,514,540)	$93,575,021	$181,323,892
Issuance of shares to officer and directors	-	-	-				-
Foreign currency translation adjustment					2,502,756		2,502,756
Net income						(2,733,165)	(2,733,165)
Balance at March 31, 2023	10,065,920	$10,066	$89,172,771	$6,080,574	$(5,011,784)	$90,841,856	$181,093,483

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

On June 9, 2022, the Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split become effective on July 7, 2022 (the “Effective Date”), and the shares began trading on the split-adjusted basis on the NYSE American under the Company’s existing trading symbol “ITP” at market open on July 8, 2022. The new CUSIP number following the Reverse Stock Split is 46527C 209. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

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

On June 25, 2019, Dongfang Paper entered into an acquisition agreement with the shareholder of Tengsheng Paper Co., Ltd. (“Tengsheng Paper”), a limited liability company organized under the laws of the PRC, pursuant to which Dongfang Paper would acquire Tengsheng Paper. Full payment of the consideration in the amount of RMB320 million (approximately $45 million) was made on February 23, 2022.

QianrongQianhui Hebei Technology Co., Ltd, a wholly owned subsidiary of Shengde holding, was incorporated on July 15, 2021. It is a service provider of high quality material solutions for textile, cosmetics and paper production.

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary, being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Tengsheng Paper for the three months ended March 31, 2023 and 2022 was accounted for 99.82% and 99.63% of the Company’s total revenue, respectively. Dongfang Paper and Tengsheng Paper also accounted for 89.22% and 93.76% of the total assets of the Company as of March 31, 2023 and December 31, 2022, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2023 and December 31, 2022, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 are as follows:

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

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and bank balances	$6,007,515	$3,427,717
Restricted cash	-	-
Accounts receivable	2,231,924	-
Inventories	5,951,385	2,852,553
Prepayments and other current assets	17,139,844	20,134,386
Due from related parties	7,649,918	7,418,274
Total current assets	38,980,586	33,832,930

Prepayment on property, plant and equipment	881,878	1,031,502
Operating lease right-of-use assets, net	681,817	672,722
Finance lease right-of-use assets, net	1,927,390	1,939,970
Property, plant, and equipment, net	142,086,276	143,534,690
Total Assets	$184,557,947	$181,011,814

LIABILITIES
Current Liabilities
Short-term bank loans	$5,673,996	$5,598,311
Current portion of long-term loans	5,265,073	4,835,885
Lease liability	171,768	224,497
Due to related parties	1,455	-
Accounts payable		5,025
Accrued payroll and employee benefits	259,928	143,156
Other payables and accrued liabilities	5,128,489	4,887,584
Income taxes payable	-	417,906
Total current liabilities	16,500,709	16,112,364

Long-term loans	2,293,465	40,203
Deferred gain on sale-leaseback	30,298	52,314
Lease liability - non-current	587,838	579,997
Total liabilities	$19,412,310	$16,784,878

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 of the Company, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “the Company”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Raw Materials
Recycled paper board	$4,257,163	$1,258,161
Recycled white scrap paper	10,955	10,809
Gas	79,379	42,237
Base paper and other raw materials	594,828	160,229
	4,942,325	1,471,436
Semi-finished Goods	150,075	132,810
Finished Goods	877,204	1,268,376
Total inventory, gross	5,969,604	2,872,622
Inventory reserve	-	-
Total inventory, net	$5,969,604	$2,872,622

(4) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Prepaid land lease	$174,629	$172,300
Prepayment for purchase of materials	3,557,460	12,941,951
Prepayment for purchase of equipment	-	-
Value-added tax recoverable	14,087,543	13,640,868
Prepaid gas	27,834	27,462
Others	886,995	424,546
	$18,734,461	$27,207,127

(5) Property, plant and equipment, net

As of March 31, 2023 and December 31, 2022, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Property, Plant, and Equipment:
Land use rights	$58,466,092	$57,686,220
Building and improvements	69,226,584	68,300,987
Machinery and equipment	160,512,276	158,498,316
Vehicles	690,832	681,617
Construction in progress	1,251,510	1,239,698
Totals	290,147,294	286,406,838
Less: accumulated depreciation and amortization	(140,324,411)	(134,836,940)
Property, Plant and Equipment, net	$149,822,883	$151,569,898

As of March 31, 2023 and December 31, 2022, land use rights represented twenty three parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2023 and December 31, 2022, certain property, plant and equipment of Dongfang Paper with net values of $93,136 and $280,466, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $4,334,537 and $4,301,204, respectively, as of March 31, 2023 and December 31, 2022 was pledged for the bank loan from Industrial & Commercial Bank of China (“ICBC”). Land use right of Tengsheng Paper with net value of $5,150,283 and $5,111,014, respectively, as of March 31, 2023 and December 31, 2022 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Tengsheng Paper with net value of $3,976,123 and $3,948,953, respectively, as of March 31, 2023 and December 31, 2022 was pledged for another long-term loan from credit union of Baoding Shengde. Land use right of Dongfang Paper with net value of $5,396,364 as of March 31, 2023 was pledged for a long-term loan from credit union of Tengsheng Paper. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,686,243 and $3,773,236 for the three months ended March 31, 2023 and 2022, respectively.

(6) Leases

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.5 million). Under the sale-leaseback arrangement, Tengsheng Paper sold the Leased Equipment to TLCL for 16 million (approximately US$2.5 million). Concurrent with the sale of equipment, Tengsheng Paper leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Tengsheng Paper may pay a nominal purchase price of RMB 100 (approximately $16) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right of use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Tengsheng Paper made payments due according to the schedule. The balance of Leased Equipment net of amortization was $1,927,390 and $1,939,970 as of March 31, 2023 and December 31, 2022, respectively. The lease liability was $77,789 and $131,772, and its current portion in the amount of $77,789 and $131,772 as of March 31, 2023 and December 31, 2022, respectively.

Amortization of the Leased Equipment was $38,865 and $42,006 for the three months ended March 31, 2023 and 2022. Total interest expenses for the sale-leaseback arrangement was $4,490 and $13,507 for the three months ended March 31, 2023 and 2022.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of March 31, 2023 were as follows:

March 31,	Amount
2023	80,329
Less: unearned discount	(2,540)
77,789
Less: Current portion lease liability	(77,789)
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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s lease expense are as follows:

Three Months
Ended
March 31, 2023
RMB
Operating lease cost	36,381
Short-term lease cost	-
Lease cost	36,381

Supplemental cash flow information related to its operating leases was as follows for the period ended March 31, 2023:

Three Months
Ended
March 31,
2023
RMB
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	-

Maturities of its lease liabilities for all operating leases are as follows as of March 31, 2023:

March 31,	Amount
2024	145,524
2025	145,524
2026	145,524
2027	145,524
2028	145,524
Thereafter	145,524
Total operating lease payments	$873,146
Less: Interest	(191,329)
Present value of lease liabilities	681,817
Less: current portion, record in current liabilities	(93,979)
Present value of lease liabilities	587,838

The weighted average remaining lease terms and discount rates for all of its operating leases were as follows as of March 31, 2023:

March 31, 2023
RMB
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.4
Weighted average discount rate	7.56%

(7) Loans Payable

Short-term bank loans

	March 31,	December 31,
	2023	2022
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$5,091,899	$5,023,978
ICBC Loan 2	291,049	287,167
ICBC Loan 3	145,524	143,583
China Construction Bank Loan	145,524	143,583
Total short-term bank loans	$5,673,996	$5,598,311

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 10, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,091,899 and $5,023,978 as of March 31, 2023 and December 31, 2022, respectively. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due by November 13, 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $291,049 and $287,167 as of March 31, 2023 and December 31, 2022, respectively. The loan bears an interest rate of 4.25% per annum. The loan will be due by May 29, 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $145,524 and $143,583 as of March 31, 2023 and December 31, 2022, respectively. The loan bears an interest rate of 4.25% per annum. The loan will be due by May 29, 2023.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $145,524 and $143,583 as of March 31, 2023 and December 31, 2022, respectively. The loan bears a fixed interest rate of 3.95% per annum. The loan will be due by July 29, 2023.

As of March 31, 2023, there were guaranteed short-term borrowings of $5,091,899 and unsecured bank loans of $582,097. As of December 31, 2022, there were guaranteed short-term borrowings of $5,023,978 and unsecured bank loans of $574,333.

The average short-term borrowing rates for the three months ended March 31, 2023 and 2022 were approximately 4.72% and 4.79%.

Long-term loans

As of March 31, 2023 and December 31, 2022, long-term loans were $11,778,745 and $9,040,002, respectively.

	March 31,	December 31,
	2023	2022
Rural Credit Union of Xushui District Loan 1	$1,251,510	$1,234,816
Rural Credit Union of Xushui District Loan 2	3,638,111	3,589,582
Rural Credit Union of Xushui District Loan 3	2,328,390	2,297,332
Rural Credit Union of Xushui District Loan 4	1,891,817	1,866,582
Rural Credit Union of Xushui District Loan 5	2,619,439	-
Yujiangna	49,478	51,690
Total	11,778,745	9,040,002
Less: Current portion of long-term loans	(5,265,073)	(4,835,884)
Long-term loans	$6,513,672	$4,204,118

As of March 31, 2023, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
Remainder of 2023	$5,265,073
2024	6,487,478
2025 & after	26,194
Total	11,778,745

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally duein various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is duequarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of March 31, 2023 and December 31, 2022, total outstanding loan balance was $1,251,510 and$1,234,816, respectively, which are presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $93,136 and $280,466 as of March 31, 2023 and December 31, 2022, respectively. Interest payment is due quarterly and bore arate of 7.68% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of March 31, 2023 and December 31, 2022, the total outstanding loan balance was $3,638,111 and $3,589,582, respectively, which are presented as current liabilities in the consolidated balance sheet.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of March 31, 2023 and December 31, 2022, the total outstanding loan balance was $2,328,390 and $2,297,332, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of March 31, 2023 and December 31, 2022, the total outstanding loan balance was $1,891,817 and $1,866,582, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. As of March 31, 2023, the total outstanding loan balance was $2,619,439. Out of the total outstanding loan balance, current portion amounted was $363,811, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,255,628 is presented as non-current liabilities in the consolidated balance sheet as of March 31, 2023.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB 400,000 from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 from July 2022 to July 2027. As of March 31, 2023 and December 31, 2022, the total outstanding loan balance was $49,478 and$51,690, respectively. Out of the total outstanding loan balance, current portion amounted were $11,642 and $11,486, which are presented as current liabilities and the remaining balance of $37,836 and $40,204 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2023 and 2022 were $244,679 and $257,306, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $373,028 and $368,052 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2023 and December 31, 2022, approximately $43,657 and $43,075 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance was due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of March 31, 2023 and December 31, 2022, the outstanding interest was $200,006 and $197,338, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2023 and December 31, 2022, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three months ended March 31, 2023 and 2022. The accrued interest owing to Mr. Zhenyong Liu was approximately $616,691 and $608,465, as of March 31, 2023 and December 31, 2022, respectively, which was recorded in other payables and accrued liabilities.

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

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from theCompany an amount of $7,276,220 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. The loan will be repaid in May 2023. Interest income of the loan for the three months ended March 31, 2023 was $131,553.

As of March 31, 2023 and December 31, 2022, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Accrued electricity	$131,800	$3,036
Accrued rental	93,793	56,646
Value-added tax payable	717	69,053
Accrued interest to a related party	616,691	608,465
Payable for purchase of equipment	3,327,926	3,294,940
Accrued commission to salesmen	17,325	19,524
Accrued bank loan interest	1,781,801	1,595,354
Others	23,851	18,540
Totals	$5,993,904	$5,665,558

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the March 31, 2023:

Three months
ended
March 31,
2023
Expected term	1.30 - 2.75
Expected average volatility	85% - 226%
Expected dividend yield	-
Risk-free interest rate	0.19% - 3.81%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2023:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2022	$646,283
Addition of new derivatives recognized as warrant	-
Addition of new derivatives recognized as loss on derivatives	-
Exercise of warrants	-
Change in fair value of derivative liability	(152,097)
Balance at March 31, 2023	$494,186

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11) Common Stock

Issuance of common stock to investors

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock in a best-efforts public offering for gross proceeds of approximately $14.4 million. The purchase price for each share of common stock and the corresponding warrant was $5.5. The exercise price of the warrant was $5.5 per share.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock in a firm commitment underwritten public offering for gross proceeds of approximately $21.9 million. The purchase price for each share of common stock and accompanying warrant was $7.5. The exercise price of the warrant was $7.5 per share.

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

Issuance of common stock pursuant to the 2021 Incentive Stock Plan

On August 15, 2022, the Company granted an aggregate of 150,000 shares of common stock under its compensatory incentive plans to fifteen employees, as awards under the 2021 Incentive Stock Plan. Please see Note (15), Stock Incentive Plans for more details. Total fair value of the stock was calculated at $156,000 as of the date of grant.

(12) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $7.425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $7.425 per share and 352,000 May 2020 Warrants were outstanding as of March 31, 2023. The Company classified warrant as liabilities and accounted for the issuance of the May 2020 Warrants as a derivative.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $5.5 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $5.5 per share. 1,207,492 January 2021 Warrants were outstanding as of March 31, 2023.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $7.5 and will expire on March 1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $7.5 per share and 1,457,143 March 2021 Warrants were outstanding as of March 31, 2023.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock warrant activities is as below:

	Three months ended
	March 31, 2023
		Weight
		average
	Number	exercise price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-
Exercised during the period	-
Cancelled or expired during the period	-
Outstanding and exercisable at end of the period	3,016,635	$6.6907

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2023.

Warrants Outstanding			Warrants Exercisable
Weighted Average
Remaining
Number of	Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
3,016,635	2.84	$6.6907	3,016,635	$6.6907

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2023 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of March 31, 2023 and December 31, 2022 are nil.

(13) Earnings Per Share

For the three months ended March 31, 2023 and 2022, basic and diluted net income per share are calculated as follows:

	Three Months Ended March 31,
	2023	2022
Basic loss per share
Net loss for the period – numerator	$(2,733,165)	$(2,488,214)
Weighted average common stock outstanding – denominator	10,065,920	9,915,920
Net loss per share	$(0.27)	$(0.25)

Diluted income per share
Net income for the period- numerator	$(2,733,165)	$(2,488,214)
Weighted average common stock outstanding – denominator	10,065,920	9,915,920

Effect of dilution	-	-
Weighted average common stock outstanding – denominator	10,065,920	9,915,920
Diluted loss per share	$(0.27)	$(0.25)

For the three months ended March 31, 2023 and 2022 there were no securities with dilutive effect issued and outstanding.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) Income Taxes

United States

The Company may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the first quarter ended March 31, 2023 and 2022, and management believes that its earnings are permanently invested in the PRC.

PRC

Dongfang Paper and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
Provision for Income Taxes
Current Tax Provision U.S.	$-	$-
Current Tax Provision PRC	-	-
Deferred Tax Provision PRC		(348,989)
Total Provision for (Deferred tax benefit)/Income Taxes	$-	$(348,989)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $530,581 and $761,881 for U.S. income tax purposes for the years ended December 31, 2022 and 2021, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of March 31, 2023, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of March 31, 2023 and December 31, 2022, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	March 31,	December 31,
	2023	2022
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$15,688,773	$15,474,485
Impairment of property, plant and equipment	818,158	796,559
Miscellaneous	585,399	615,436
Net operating loss carryover of PRC company	233,286	213,620
Total deferred tax assets	17,325,616	17,100,100
Less: Valuation allowance	(17,325,616)	(17,100,100)
Total deferred tax assets, net	$-	-

	Three Months Ended
	March 31,
	2023	2022
PRC Statutory rate
Effect of different tax jurisdiction	25.0%	25.0%
Effect of tax and book difference	(16.7)%	(12.7)%
Change in valuation allowance	(8.3)%
Effective income tax rate	-	12.3%

During the three months ended March 31, 2023 and 2022, the effective income tax rate was estimated by the Company to be 0% and 12.3%, respectively.

As of March 31, 2023, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2023 and December 31, 2022, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and three months ended March 31, 2023 and 2022, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

(15) Stock Incentive Plans

2021 Incentive Stock Plan

On November 12, 2021, the Company’s Annual General Meeting adopted and approved the 2021 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc.(the”2021 Plan”). Under the 2021 ISP, the Company has reserved a total of 150,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries. On August 15, 2022, the Company granted an aggregate of 150,000 shares of common stock under its compensatory incentive plans to fifteen employees. Total fair value of the stock was calculated at $156,000 as of the date of grant.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $145,745 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of March 31, 2023. See ‘Operating lease’ under note (6).

Future minimum lease payments of the land lease is as follows:

March 31,	Amount
2024	17,463
2025	17,463
2026	17,463
2027	17,463
2028	17,463
Thereafter	65,486
Total operating lease payments	$152,801

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Future minimum lease payments of the building lease is as follows:

March 31,	Amount
2024	145,524
2025	145,524
2026	145,524
2027	145,524
2028	145,524
Thereafter	145,524
Total operating lease payments	$873,146
Less: Interest	(191,329)
Present value of lease liabilities	681,817
Less: current portion, record in current liabilities	(93,979)
Present value of lease liabilities	587,838

Capital commitment

As of March 31, 2023, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10, and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $5,930,832 and $4,329,279 as of March 31, 2023 and December 31, 2022, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of March 31, 2023 and December 31, 2022, the Company guaranteed its long-term loan from financial institutions amounting to $4,511,256 (RMB31,000,000), that matured at various times in 2018-2023. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	March 31, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$19,528,196	$227,044	$35,637	$-	$-	$19,790,877
Gross profit (loss)	439,080	(713,240)	(2,839)	-	-	(276,999)
Depreciation and amortization	1,140,466	2,137,928	407,849	-	-	3,686,243
Interest income	133,183	693	1,235	1,157	-	136,268
Interest expense	146,702	28,574	73,893	-	-	249,169
Income tax expense(benefit)	-	-	-	-	-	-
Net loss	(569,464)	(1,920,120)	(99,285)	(144,296)	-	(2,733,165)

	Three Months Ended
	March 31, 2022
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$15,026,633	$398,388	$56,597	$-	$-	$15,481,618
Gross profit	857,544	(563,777)	16,678	-	-	310,445
Depreciation and amortization	1,270,492	2,061,937	440,807	-	-	3,773,236
Interest income	1,956	170	1,329	-	-	3,455
Interest expense	173,189	13,507	84,117	-	-	270,813
Income tax expense(benefit)	(80,399)	(411,191)	142,601	-	-	(348,989)
Net income (loss)	(704,673)	(1,605,442)	(231,890)	19,788	34,003	(2,488,214)

	As of March 31, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$67,241,412	117,316,535	17,721,144	4,570,538	-	206,849,629

	As of December 31, 2022
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$63,365,986	117,645,828	17,945,969	5,489,450	-	204,447,233

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2023 and 2022, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2023, the Company had two major suppliers accounted for 76% and 14% of total purchases. For the three months ended March 31, 2022, the Company had two major suppliers accounted for 77% and 13% of total purchases.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of March 31, 2023 and December 31, 2022. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 ($72,762) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2023 and December 31, 2022, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB100,908,070 ($14,684,586) as of March 31, 2023.

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

(22) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2023 and 2022 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Since we resumed business operations after the outbreak of COVID-19, the Company kept continuous attention on the development of the COVID-19 pandemic and reacted actively to its impact on the financial position and operating results of the Company. As of the date of the report, COVID-19’s adverse impacts on the company’s financial position and operating result as of March 31, 2023 were limited.

Results of Operations

Comparison of the Three months ended March 31, 2023 and 2022

Revenue for the three months ended March 31, 2023 was $19,790,877, an increase of $4,309,259, or 27.83%, from $15,481,618 for the same period in the previous year. This was mainly due to the increase in sales volume of corrugating medium paper (“CMP”), partially offset by the decrease of average selling prices of CMP.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper and tissue paper products for the three months ended March 31, 2023 was $19,751,148, an increase of $4,326,126, or 28.05%, from $15,425,022 for the first quarter of 2022. Total offset printing paper, CMP and tissue paper products sold during the three months ended March 31, 2023 amounted to 49,873 tonnes, an increase of 20,390 tonnes, or 69.16%, compared to 29,483 tonnes sold in the comparable period in the previous year. Production of CMP was suspended in January of 2023 and January and February of 2022 due to Chinese New Year and restriction on production required by the government. The changes in revenue dollar amount and in quantity sold for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2023		March 31, 2022		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	41,663	$16,467,969	25,245	$13,099,222	16,418	$3,368,747	65.03%	25.72%
Light-Weight CMP	8,019	$3,060,226	3,841	$1,927,412	4,178	$1,132,814	108.77%	58.77%
Total CMP	49,682	$19,528,195	29,086	$15,026,634	20,596	$4,501,561	70.81%	29.96%
Offset Printing Paper	-	$-	-	$-	-	$-	%	%
Tissue Paper Products	191	$222,953	397	$398,388	(206)	$(175,435)	-51.89%	-44.04%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	49,873	$19,751,148	29,483	$15,425,022	20,390	$4,326,126	69.16%	28.05%

Monthly sales revenue for the 24 months ended March 31, 2023, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended March 31, 2023 and 2022 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended March 31, 2022	$-	$519	$502	$1,003
Three Months ended March 31, 2023	$-	$395	$382	$1,167
Increase (Decrease) from comparable period in the previous year	$-	$(124)	$(120)	$164
Increase (Decrease) by percentage	0.00%	-23.89%	-23.90%	16.35%

The following chart shows the month-by-month ASPs for the 24-month period ended March 31, 2023:

Corrugating Medium Paper

Revenue from CMP amounted to $19,528,195 (98.87% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2023, representing an increase of $4,501,561, or 29.96%, from $15,026,634 for the comparable period in 2022.

We sold 49,682 tonnes of CMP in the three months ended March 31, 2023 as compared to 29,086 tonnes for the same period in 2022, representing a 70.81% increase in quantity sold.

ASP for regular CMP dropped from $519/tonne for the three months ended March 31, 2022 to $395/tonne for the three months ended March 31, 2023, representing a 23.89% decrease. ASP in RMB for regular CMP for the first quarter of 2022 and 2023 was RMB3,294 and RMB2,712, respectively, representing a 17.67% decrease. The quantity of regular CMP sold increased by 16,418 tonnes, from 25,245 tonnes in the first quarter of 2022 to 41,663 tonnes in the first quarter of 2023.

ASP for light-weight CMP decreased from $502/tonne for the three months ended March 31, 2022 to $382/tonne for the three months ended March 31, 2023, representing a 23.9% decrease. ASP in RMB for light-weight CMP for the first quarter of 2022 and 2023 was RMB3,186 and RMB2,618, respectively, representing a 17.83% decrease. The quantity of light-weight CMP sold increased by 4,178 tonnes, from 3,841 tonnes in the first quarter of 2022, to 8,019 tonnes in the first quarter of 2023.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the first quarter of 2023 and 2022 were 44.49% and 23.04%, respectively, representing an increase of 21.45%.

Quantities sold for regular CMP that was produced by the PM6 production line from April 2021 to March 2023 are as follows:

Offset printing paper

Revenue from offset printing paper was $nil for the three months ended March 31, 2023 and 2022. Production of offset printing paper was suspended in the three months ended March 31, 2023. The production is expected to be resumed in May 2023.

Tissue Paper Products

Revenue from tissue paper products was $222,953 (1.13% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2023, representing a decrease of $175,435, or 44.04%, from $398,388 for the three months ended March 31, 2022. We sold 191 tonnes of tissue paper in the first quarter of 2023, as compared to 397 tonnes in the comparable period of 2022, representing a decrease of 206 tonnes, or 51.89%.

ASP for tissue paper products increased from $1,003/tonne for the three months ended March 31, 2022 to $1,167/tonne for the three months ended March 31, 2023, representing a 16.35% increase. ASP in RMB for tissue paper products for the first quarter of 2022 and 2023 was RMB6,375 and RMB7,995, respectively, representing a 25.41% increase.

Revenue of Face Mask

Revenue generated from selling face mask were $35,637 and $56,596 for the three months ended March 31, 2023 and 2022, respectively, representing a decrease of $20,959, or 37.03%. We sold 1,105 thousand pieces of face masks in the first quarter of 2023, as compared to 1,160 thousand pieces in the comparable period of 2022, a decrease of 55 thousand pieces, or 4.74%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended March 31, 2023 was $20,018,379, an increase of $4,887,125, or 32.30%, from $15,131,254 for the comparable period in 2022. This was mainly due to the increase in sales quantity of CMP, partially offset by the decrease in material costs of CMP.

Cost of sales for CMP was $19,089,115 for the quarter ended March 31, 2023, as compared to $14,169,089 for the comparable period in 2022. The increase in the cost of sales of $4,920,026 for CMP was mainly due to the increase in sales volume of CMP, partially offset by the decrease in average cost of sales. Average cost of sales per tonne for CMP decreased by 21.15%, from $487 in the first quarter of 2022 to $384 in the first quarter of 2023. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in the first quarter of 2023 compared to the first quarter of 2022.

Cost of sales for offset printing paper was $nil for the quarter ended March 31, 2023 and 2022.

Cost of sales for tissue paper products was $929,264 for the quarter ended March 31, 2023, as compared to $962,165 for the comparable period in 2022. The decrease in the cost of sales of $32,901 for tissue paper products was mainly due to the decrease in sales volume of tissue paper products, partially offset by the increase in average cost of sales. Average cost of sales per tonne of tissue paper products increased by 100.70%, from $2,424 in the three months ended March 31, 2022, to $4,865 for the comparable period in 2023. This is mainly due to the increase in cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2023 and 2022 are summarized below:

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$16,149,948		$388	$12,398,701		$491	$3,751,247		$(103)	30.26%	-20.98%
Light-Weight CMP	$2,939,167		$367	$1,770,388		$461	$1,168,779		$(94)	66.00%	-20.39%
Total CMP	$19,089,115		$384	$14,169,089		$487	$4,920,026		$(103)	34.72%	-21.15%
Offset Printing Paper	$-		$-	$-		$-	$-		$-	%	%
Tissue Paper Products	$929,264		$4,865	$962,165		$2,424	$(32,901)		$2,441	-3.42%	100.70%
Total CMP, Offset Printing Paper and Tissue Paper	$20,018,379	$	n/a	$15,131,254	$	n/a	$4,887,125	$	n/a	32.30%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended March 31, 2023 were RMB 1,502/tonne (approximately $219/tonne), as compared to RMB 1,858/tonne (approximately $293/tonne) for the three months ended March 31, 2022. These changes (in US dollars) represent a year-over-year decrease of 25.26% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from April 2021 to March 2023 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 4% and 14% of total sales in the first quarter of 2023, respectively, compared to 3% and 9.6% of total sales in the first quarter of 2022. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2023 are summarized as follows:

Gross Profit (Loss)

Gross loss for the three months ended March 31, 2023 was $276,999 (1.40% of the total revenue), representing a decrease of $587,444, or 189.23%, from the gross profit of $310,445 (2.01% of the total revenue) for the three months ended March 31, 2022, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross loss for offset printing paper, CMP and tissue paper products for the three months ended March 31, 2023 was $267,231, representing a decrease of $560,999, or 190.97%, from the gross profit of $293,768 for the three months ended March 31, 2022. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 3.25 percentage points, from 1.90% for the three months ended March 31, 2022, to -1.35% for the three months ended March 31, 2023.

Gross profit margin for regular CMP for the three months ended March 31, 2023 was 1.93%, or 3.42 percentage points lower, as compared to gross profit margin of 5.35% for the three months ended March 31, 2022. Such decrease was mainly due to the decrease in of ASP of regular CMP, partially offset by the decrease in cost of recycled paper board.

Gross profit margin for light-weight CMP for the three months ended March 31, 2023 was 3.96%, or 4.19 percentage points lower, as compared to gross profit margin of 8.15% for the three months ended March 31, 2022. The decrease was mainly due to the decrease in ASP of light-weight CMP, partially offset by the decrease of cost of recycled paper board.

Gross profit margin for tissue paper products for the three months ended March 31, 2023 was -316.80%, or 175.29 percentage points lower, as compared to gross profit margin of -141.51% for the three months ended March 31, 2022. The decrease in gross loss was mainly due to the increase in cost of base paper, partially offset by the increase in ASP of tissue paper products.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended March 31, 2023 are as follows:

Face Masks

Gross loss for face masks for the three months ended March 31, 2023 and 2022 were gross loss of $2,839 and a gross profit of $16,677, representing a gross margin of -7.97% and 29.47%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 were $2,495,362, a decrease of $805,519, or 24.40% from $3,300,881 for the three months ended March 31, 2022. The decrease was mainly due to the reversal of doubtful debt loss and decrease in depreciation of idle fixed assets during production suspension.

Loss from Operations

Operating loss for the quarter ended March 31, 2023 was $2,772,361, a decrease of $218,075, or 7.29%, from $2,990,436 for the quarter ended March 31, 2022. The decrease in loss from operations was primarily due to the decrease in selling, general and administrative expenses, partially offset by the decrease in gross profit.

Other Income and Expenses

Interest expense for the three months ended March 31, 2023 decreased by $21,644, from $270,813 in the three months ended March 31, 2022, to $249,169. This was mainly due to the decrease in interest rates of long-term bank loans. The Company had short-term and long-term interest-bearing loans and leasing obligations that aggregated $18,212,347 as of March 31, 2023, as compared to $16,157,692 as of March 31, 2022.

Gain on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the three months ended March 31, 2023 and 2022 was a loss of $152,097 and a gain of $386,588, respectively.

Net Loss

As a result and the factors discussed above, net loss was $2,733,165 for the quarter ended March 31, 2023, representing an increase of loss of $244,951, or 9.84%, from $2,488,214 for the quarter ended March 31, 2022.

Accounts Receivable

Net accounts receivable increased by $2,231,924, as compared with $nil as of December 31, 2022. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 82.79% of total value of inventory as of March 31, 2023), semi-finished goods and finished goods. As of March 31, 2023, the recorded value of inventory increased by 107.81% to $5,969,604 from $2,872,622 as of December 31, 2022. As of March 31, 2023, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $4,257,163, approximately $2,999,002, or 238.36%, higher than the balance as of December 31, 2022. As a result of better control over stock turnover and volatility of recycled paper board price, inventory was kept in a minimum level as of December 2022.

A summary of changes in major inventory items is as follows:

	March 31,	December 31,
	2023	2022	$ Change	% Change
Raw Materials
Recycled paper board	$4,257,163	$1,258,161	2,999,002	238.36%
Recycled white scrap paper	10,955	10,809	146	1.35%
Tissue base paper	456,330	60,660	395,670	652.27%
Gas	79,379	42,237	37,142	87.94%
Mask fabric and other raw materials	138,498	99,569	38,929	39.10%
Total Raw Materials	4,942,325	1,471,436	3,470,889	235.88%

Semi-finished Goods	150,075	132,810	17,265	13.00%
Finished Goods	877,204	1,268,376	-391,172	-30.84%
Total inventory, gross	5,969,604	2,872,622	3,096,982	107.81%
Inventory reserve	-	-	-
Total inventory, net	$5,969,604	$2,872,622	3,096,982	107.81%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $145,745 (RMB1,000,000). The lease agreement was renewed in August 2022 with a term of six years with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment as of March 31, 2023

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of March 31, 2023, we had approximately $5.9 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Financing with Sale-Leaseback

he Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.5 million). Under the sale-leaseback arrangement, Tengsheng Paper sold the Leased Equipment to TLCL for 16 million (approximately US$2.5 million). Concurrent with the sale of equipment, Tengsheng Paper leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Tengsheng Paper may pay a nominal purchase price of RMB 100 (approximately $16) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right of use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Tengsheng Paper made payments due according to the schedule. The balance of Leased Equipment net of amortization was $1,927,390 and $1,939,970 as of March 31, 2023 and December 31, 2022, respectively. The lease liability was $77,789 and $131,772, and its current portion in the amount of $77,789 and $131,772 as of March 31, 2023 and December 31, 2022, respectively.

Amortization of the Leased Equipment was $38,865 and $42,006 for the three months ended March 31, 2023 and 2022. Total interest expenses for the sale-leaseback arrangement was $4,490 and $13,507 for the three months ended March 31, 2023 and 2022.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of March 31, 2023 was $16,750,893, an increase of $7,226,025, from $9,524,868 as of December 31, 2022. The increase of cash and cash equivalents for the three months ended March 31, 2023 was attributable to a number of factors including:

i. Net cash provided by (used in) operating activities

Net cash provided by operating activities was $4,809,928for the three months ended March 31, 2023. The balance represented an increase of cash of $398,510, or 9.03%, from $4,411,418 provided for the three months ended March 31, 2022. Net loss for the three months ended March 31, 2023 was $2,733,165, representing an increase of loss of $244,951, or 9.84%, from $2,488,214 for the three months ended March 31, 2022. Changes in various asset and liability account balances throughout the three months ended March 31, 2023 also contributed to the net change in cash from operating activities in three months ended March 31, 2023. Chief among such changes is the increase of accounts receivable in the amount of $1,988,921 during the three months of 2023. There was also an increase of $3,062,782 in the ending inventory balance as of March 31, 2023 (a decrease to net cash for the three months ended March 31, 2023 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $3,686,243 and decrease of bad debt loss of $246,386. The Company also had a net decrease of $9,461,336 in prepayment and other current assets (an increase to net cash) and a net increase of $262,073 in other payables and accrued liabilities and related parties (an increase to net cash), as well as a decrease in income tax payable of $424,198 (a decrease to net cash) during the three months ended March 31, 2023.

ii. Net cash used in investing activities

We incurred $295,018 in net cash expenditures for investing activities during the three months ended March 31, 2023, as compared to $7,175,972 for the same period of 2022.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $2,564,646 for the three months ended March 31, 2023, as compared to net cash provided by financing activities in the amount of $6,893,314 for the three months ended March 31, 2022.

Short-term bank loans

	March 31,	December 31,
	2023	2022
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$5,091,899	$5,023,978
ICBC Loan 2	291,049	287,167
ICBC Loan 3	145,524	143,583
China Construction Bank Loan	145,524	143,583
Total short-term bank loans	$5,673,996	$5,598,311

On November 10, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $5,091,899 and $5,023,978 as of March 31, 2023 and December 31, 2022, respectively. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The loan will be due by November 13, 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $291,049 and $287,167 as of March 31, 2023 and December 31, 2022, respectively. The loan bears an interest rate of 4.25% per annum. The loan will be due by May 29, 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $145,524 and $143,583 as of March 31, 2023 and December 31, 2022, respectively. The loan bears an interest rate of 4.25% per annum. The loan will be due by May 29, 2023.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $145,524 and $143,583 as of March 31, 2023 and December 31, 2022, respectively. The loan bears a fixed interest rate of 3.95% per annum. The loan will be due by July 29, 2023.

As of March 31, 2023, there were guaranteed short-term borrowings of $5,091,899 and unsecured bank loans of $582,097. As of December 31, 2022, there were guaranteed short-term borrowings of $5,023,978 and unsecured bank loans of $574,333.

The average short-term borrowing rates for the three months ended March 31, 2023 and 2022 were approximately 4.72% and 4.79%.

Long-term loans

As of March 31, 2023 and December 31, 2022, long-term loans were $11,778,745 and $9,040,002, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of March 31, 2023 and December 31, 2022, total outstanding loan balance was $1,251,510 and$1,234,816, respectively, which are presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and will be due and payable in various installments from December 21, 2018 to June 20, 2023. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $93,136 and $280,466 as of March 31, 2023 and December 31, 2022, respectively. Interest payment is due quarterly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of March 31, 2023 and December 31, 2022, the total outstanding loan balance was $3,638,111 and $3,589,582, respectively, which are presented as current liabilities in the consolidated balance sheet.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of March 31, 2023 and December 31, 2022, the total outstanding loan balance was $2,328,390 and $2,297,332, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. With effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of March 31, 2023 and December 31, 2022, the total outstanding loan balance was $1,891,817 and $1,866,582, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. As of March 31, 2023, the total outstanding loan balance was $2,619,439. Out of the total outstanding loan balance, current portion amounted was $363,811, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,255,628 is presented as non-current liabilities in the consolidated balance sheet as of March 31, 2023.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB 400,000 from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 from July 2022 to July 2027. As of March 31, 2023 and December 31, 2022, the total outstanding loan balance was $49,478 and$51,690, respectively. Out of the total outstanding loan balance, current portion amounted were $11,642 and $11,486, which are presented as current liabilities and the remaining balance of $37,836 and $40,204 are presented as non-current liabilities in the consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2023 and 2022 were $244,679 and $257,306, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $373,028 and $368,052 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2023 and December 31, 2022, approximately $43,657 and $43,075 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance was due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of March 31, 2023 and December 31, 2022, the outstanding interest was $200,006 and $197,338, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2023 and December 31, 2022, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three months ended March 31, 2023 and 2022. The accrued interest owing to Mr. Zhenyong Liu was approximately $616,691 and $608,465, as of March 31, 2023 and December 31, 2022, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,276,220 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. The loan will be repaid in May 2023. Interest income of the loan for the three months ended March 31, 2023 was $131,553.

As of March 31, 2023 and December 31, 2022, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2023 and 2022, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2023 and December 31, 2022 to translate the Chinese RMB to the U.S. Dollars are 6.8717:1 and 6.9646:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.8613:1 and 6. 3483:1 for the three months ended March 31, 2023 and 2022, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,511,256 (RMB31,000,000), which matures at various times in 2023. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2023.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

IT TECH PACKAGING, INC.

Date: May 11, 2023	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)