Form 10-Q
period 2023-06-30
IT TECH PACKAGING, INC.
filed 2023-08-10
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, there were 10,065,920 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS

Current Assets
Cash and bank balances	$11,980,759	$9,524,868
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $48,646 and $881,878 as of June 30, 2023 and December 31, 2022, respectively)	2,416,572	-
Inventories	6,569,323	2,872,622
Prepayments and other current assets	19,263,853	27,207,127
Due from related parties	7,459,079	7,561,858

Total current assets	47,689,586	47,166,475

Prepayment on property, plant and equipment	2,668,992	1,031,502
Operating lease right-of-use assets, net	648,404	672,722
Finance lease right-of-use assets, net	1,796,034	1,939,970
Property, plant, and equipment, net	142,023,762	151,569,898
Value-added tax recoverable	1,916,111	2,066,666
Deferred tax asset non-current	-	-

Total Assets	$196,742,889	$204,447,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$5,741,925	$5,598,311
Current portion of long-term loans	3,761,521	4,835,884
Lease liability	108,227	224,497
Accounts payable	127,543	5,025
Advance from customers	10,192	-
Due to related parties	810,631	727,462
Accrued payroll and employee benefits	308,903	165,986
Other payables and accrued liabilities	6,095,806	5,665,558
Income taxes payable	337,681	417,906

Total current liabilities	17,302,429	17,640,629

Long-term loans	7,437,239	4,204,118
Deferred gain on sale-leaseback	7,203	52,314
Lease liability - non-current	559,031	579,997
Derivative liability	660,692	646,283

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $19,100,011 and $16,784,878 as of June 30, 2023 and December 31, 2022, respectively)	25,966,594	23,123,341

Commitments and Contingencies

Stockholders’ Equity
Common stock, 50,000,000 shares authorized, $0.001 par value per share, 10,065,920 shares issued and outstanding as of June 30, 2023 and December, 31, 2022.	10,066	10,066
Additional paid-in capital	89,172,771	89,172,771
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(14,075,479)	(7,514,540)
Retained earnings	89,588,363	93,575,021

Total stockholders’ equity	170,776,295	181,323,892

Total Liabilities and Stockholders’ Equity	$196,742,889	$204,447,233

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$30,019,914	$31,788,884	$49,810,791	$47,270,502
Cost of sales	(28,840,056)	(31,154,847)	(48,907,932)	(46,326,020)

Gross Profit	1,179,858	634,037	902,859	944,482
Selling, general and administrative expenses	(1,323,405)	(1,869,802)	(3,818,767)	(5,170,683)
Loss on impairment of assets	(375,136)	-	(375,136)	-

Loss from Operations	(518,683)	(1,235,765)	(3,291,044)	(4,226,201)

Other Income (Expense):
Interest income	53,637	4,924	189,905	8,379
Interest expense	(270,681)	(259,106)	(519,850)	(529,919)
Gain on acquisition	-	(1,840)	-	32,163
Gain (Loss) on derivative liability	(166,506)	960,045	(14,409)	1,346,633

Loss before Income Taxes	(902,233)	(531,742)	(3,635,398)	(3,368,945)
Provision for Income Taxes	(351,260)	243,829	(351,260)	592,818

Net Loss	(1,253,493)	(287,913)	(3,986,658)	(2,776,127)

Other Comprehensive Loss
Foreign currency translation adjustment	(9,063,695)	(11,524,747)	(6,560,939)	(10,598,609)

Total Comprehensive Loss	$(10,317,188)	$(11,812,660)	$(10,547,597)	$(13,374,736)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.12)	$(0.03)	$(0.40)	$(0.28)

Outstanding – Basic and Diluted	10,065,920	9,915,920	10,065,920	9,915,920

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income	$(3,986,658)	$(2,776,127)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,150,057	7,592,319
(Gain) Loss on derivative liability	14,409	(1,346,633)
(Gain) Loss from disposal and impairment of property, plant and equipment	501,934	-
Allowance for bad debts	(830,847)	(14,731)
Gain on acquisition	-	(33,178)
Deferred tax	-	(821,225)
Changes in operating assets and liabilities:
Accounts receivable	(1,674,665)	845,450
Prepayments and other current assets	7,634,922	1,963,348
Inventories	(3,940,417)	(1,111,160)
Accounts payable	127,215	7,588
Advance from customers	10,567	-
Related parties	(90,617)	-
Accrued payroll and employee benefits	154,398	(49,534)
Other payables and accrued liabilities	743,936	553,308
Income taxes payable	(67,515)	(859,643)
Net Cash Provided by Operating Activities	5,746,719	3,949,782

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,565,713)	(681,640)
Acquisition of land	-	(6,642,665)

Net Cash Used in Investing Activities	(5,565,713)	(7,324,305)

Cash Flows from Financing Activities:
Proceeds from short term bank loans	860,919	-
Proceeds from long term loans	2,582,756	-
Repayment of bank loans	(507,942)	-
Payment of capital lease obligation	(112,136)	(102,902)
Loan to a related party (net)	-	6,776,889

Net Cash Provided by Financing Activities	2,823,597	6,673,987

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(548,712)	(156,999)

Net Increase in Cash and Cash Equivalents	2,455,891	3,142,465

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	9,524,868	11,201,612

Cash, Cash Equivalents and Restricted Cash - End of Period	$11,980,759	$14,344,077

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$199,014	$165,629
Cash paid for income taxes	$418,775	$1,088,049

Cash and bank balances	11,980,759	14,344,077
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	11,980,759	14,344,077

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2021	9,915,920	$9,916	$89,016,921	$6,080,574	$10,496,168	$110,146,329	$215,749,908
Foreign currency translation adjustment					(10,598,609)		(10,598,609)
Net loss						(2,776,127)	(2,776,127)
Balance at June 30, 2022	9,915,920	$9,916	$89,016,921	$6,080,574	$(102,441)	$107,370,202	$202,375,172

Balance at December 31, 2022	10,065,920	$10,066	$89,172,771	$6,080,574	$(7,514,540)	$93,575,021	$181,323,892
Issuance of shares to officer and directors	-	-	-				-
Foreign currency translation adjustment					(6,560,939)		(6,560,939)
Net income						(3,986,658)	(3,986,658)
Balance at June 30, 2023	10,065,920	$10,066	$89,172,771	$6,080,574	$(14,075,479)	$89,588,363	$170,776,295

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

On June 9, 2022, the Board of Directors of the Company approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split became effective on July 7, 2022 (the “Effective Date”), and the shares began trading on the split-adjusted basis on the NYSE American under the Company’s existing trading symbol “ITP” at market open on July 8, 2022. The new CUSIP number following the Reverse Stock Split is 46527C 209. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary, being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Tengsheng Paper for the three months ended June 30, 2023 and 2022 was accounted for 99.72% and 99.73% of the Company’s total revenue, respectively. The revenue generated from Dongfang Paper and Tengsheng Paper for the six months ended June 30, 2023 and 2022 was accounted for 99.84% and 99.70% of the Company’s total revenue, respectively.Dongfang Paper and Tengsheng Paper also accounted for 91.04% and 93.76% of the total assets of the Company as of June 30, 2023 and December 31, 2022, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2023 and December 31, 2022, details of the Company’s subsidiaries and variable interest entities are as follows:

	Date of	Place of
	Incorporation	Incorporation or	Percentage of
Name	or Establishment	Establishment	Ownership	Principal Activity
Subsidiary:
Dongfang Holding	November 13, 2006	BVI	100%	Inactive investment holding
Shengde Holdings	February 25, 2009	State of Nevada	100%	Investment holding
Baoding Shengde	June 1, 2009	PRC	100%	Paper production and distribution
***Qianrong	July 15, 2021	PRC	100%	New material technology service

Variable interest entity (“VIE”):
Dongfang Paper	March 10, 1996	PRC	Control*	Paper production and distribution
Tengsheng Paper	April 07, 2011	PRC	Control**	Paper production and distribution

*	Dongfang Paper is treated as a 100% controlled variable interest entity of the Company.

**	Tengsheng Paper is 100% subsidiary of Dongfang Paper.

***	Qianrong is a wholly owned subsidiary of ShengdeHolding.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 are as follows:

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

	June 30,	December 31,
	2023	2022

ASSETS

Current Assets
Cash and bank balances	$6,167,612	$3,427,717
Restricted cash	-	-
Accounts receivable	2,416,572	-
Inventories	6,090,692	2,852,553
Prepayments and other current assets	16,588,442	20,134,386
Due from related parties	7,320,686	7,418,274

Total current assets	38,584,004	33,832,930

Prepayment on property, plant and equipment	2,668,992	1,031,502
Operating lease right-of-use assets, net	648,404	672,722
Finance lease right-of-use assets, net	1,796,034	1,939,970
Property, plant, and equipment, net	135,415,381	143,534,690

Total Assets	$179,112,815	$181,011,814

LIABILITIES

Current Liabilities
Short-term bank loans	$5,326,746	$5,598,311
Current portion of long-term loans	1,547,234	4,835,885
Lease liability	108,227	224,497
Accounts payable	127,543	5,025
Advance from customers	10,192	-
Due to related parties	81,790	-
Accrued payroll and employee benefits	266,741	143,156
Other payables and accrued liabilities	5,089,492	4,887,584
Income taxes payable	337,681	417,906

Total current liabilities	12,895,646	16,112,364

Long-term loans	5,638,131	40,203
Deferred gain on sale-leaseback	7,203	52,314
Lease liability - non-current	559,031	579,997

Total liabilities	$19,100,011	$16,784,878

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2023 and the results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Raw Materials
Recycled paper board	$4,871,125	$1,258,161
Recycled white scrap paper	10,436	10,809
Gas	142,533	42,237
Base paper and other raw materials	483,057	160,229
	5,507,151	1,471,436
Semi-finished Goods	395,327	132,810
Finished Goods	666,845	1,268,376
Total inventory, gross	6,569,323	2,872,622
Inventory reserve	-	-
Total inventory, net	$6,569,323	$2,872,622

(4) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Prepaid land lease	$166,072	$172,300
Prepayment for purchase of materials	4,860,289	12,941,951
Value-added tax recoverable	13,343,141	13,640,868
Prepaid gas	763	27,462
Others	893,588	424,546
	$19,263,853	$27,207,127

(5) Property, plant and equipment, net

As of June 30, 2023 and December 31, 2022, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Property, Plant, and Equipment:
Land use rights	$58,651,394	$57,686,220
Building and improvements	65,834,138	68,300,987
Machinery and equipment	152,565,658	158,498,316
Vehicles	656,978	681,617
Construction in progress	1,505,889	1,239,698
Totals	279,214,057	286,406,838
Less: accumulated depreciation and amortization	(137,190,295)	(134,836,940)
Property, Plant and Equipment, net	$142,023,762	$151,569,898

As of June 30, 2023 and December 31, 2022, land use rights represented twenty-three parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2023 and December 31, 2022, certain property, plant and equipment of Dongfang Paper with net values of $59,048 and $280,466, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Dongfang Paper with net values of $4,098,523 and $4,301,204, respectively, as of June 30, 2023 and December 31, 2022 was pledged for the bank loan from Industrial & Commercial Bank of China (“ICBC”). Land use right of Tengsheng Paper with net value of $4,869,528 and $5,111,014, respectively, as of June 30, 2023 and December 31, 2022 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Tengsheng Paper with net value of $3,756,342 and $3,948,953, respectively, as of June 30, 2023 and December 31, 2022 was pledged for another long-term loan from credit union of Baoding Shengde. Land use right of Dongfang Paper with net value of $5,099,089 as of June 30, 2023 was pledged for a long-term loan from credit union of Tengsheng Paper. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

An impairment loss of $375,136 was recognized for property, plant and equipment of Baoding Shengde for the three and six months ended June 30, 2023.

Depreciation and amortization of property, plant and equipment was $3,686,243 and $3,819,083 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization of property, plant and equipment was $7,150,057 and $7,592,319 for the six months ended June 30, 2023 and 2022, respectively.

(6) Leases

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.5 million). Under the sale-leaseback arrangement, Tengsheng Paper sold the Leased Equipment to TLCL for RMB 16 million (approximately US$2.5 million). Concurrent with the sale of equipment, Tengsheng Paper leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Tengsheng Paper may pay a nominal purchase price of RMB 100 (approximately US$16) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right of use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Tengsheng Paper made payments due according to the schedule. The balance of Leased Equipment net of amortization was $1,796,034 and $1,939,970 as of June 30, 2023 and December 31, 2022, respectively. The lease liability was $18,854 and $131,772, and its current portion in the amount of $18,854 and $131,772 as of June 30, 2023 and December 31, 2022, respectively.

Amortization of the Leased Equipment was $37,661 and $39,972 for the three months ended June 30, 2023 and 2022. Amortization of the Leased Equipment was $76,526 and $81,978 for the six months ended June 30, 2023 and 2022. Total interest expenses for the sale-leaseback arrangement was $2,182 and $10,862 for the three months ended June 30, 2023 and 2022. Total interest expenses for the sale-leaseback arrangement was $6,671 and $24,369 for the six months ended June 30, 2023 and 2022.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

The future minimum lease payments of the capital lease as of June 30, 2023 were as follows:

June 30,	Amount
2023	19,098
Less: unearned discount	(244)
18,854
Less: Current portion lease liability	(18,854)
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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s lease expense are as follows:

Six Months Ended
June 30, 2023
RMB

Operating lease cost	69,196
Short-term lease cost	-
Lease cost	69,196

Supplemental cash flow information related to its operating leases was as follows for the period ended June 30, 2023:

Six Months Ended
June 30, 2023
RMB
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	-

Maturities of its lease liabilities for all operating leases are as follows as of June 30, 2023:

June 30,	Amount
2024	138,393
2025	138,393
2026	276,786
2027	-
2028	138,393
Thereafter	138,393
Total operating lease payments	$830,358
Less: Interest	(181,954)
Present value of lease liabilities	648,404
Less: current portion, record in current liabilities	(89,373)
Present value of lease liabilities	559,031

The weighted average remaining lease terms and discount rates for all of its operating leases were as follows as of June 30, 2023:

June 30,
2023
RMB
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	5.1
Weighted average discount rate	7.56%

(7) Loans Payable

Short-term bank loans

	June 30,	December 31,
	2023	2022
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$4,773,174	$5,023,978
ICBC Loan 2	-	287,167
ICBC Loan 3	-	143,583
ICBC Loan 4	415,179	-
China Construction Bank Loan	138,393	143,583
ICBC Loan 5	415,179	-
Total short-term bank loans	$5,741,925	$5,598,311

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 10, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,773,174 and $5,023,978 as of June 30, 2023 and December 31, 2022, respectively. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The company repaid $71,743 in May 2023 and the balance of the loan will be due by November 13, 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $287,167 as of June 30, 2023 and December 31, 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was repaid in May 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $143,583 as of June 30, 2023 and December 31, 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was repaid in May 2023.

On May 29, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $415,179 as of June 30, 2023. The loan bears a fixed interest rate of 4.25% per annum. The loan will be due by November 25, 2023.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $138,393 and $143,583 as of June 30, 2023 and December 31, 2022, respectively. The loan bears a fixed interest rate of 3.95% per annum. The loan will be due by July 29, 2023.

On June 29, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $415,179 as of June 30, 2023. The loan bears a fixed interest rate of 3.55% per annum. The loan will be due by June 28, 2024.

As of June 30, 2023, there were guaranteed short-term borrowings of $4,773,174 and unsecured bank loans of $968,751. As of December 31, 2022, there were guaranteed short-term borrowings of $5,023,978 and unsecured bank loans of $574,333.

The average short-term borrowing rates for the three months ended June 30, 2023 and 2022 were approximately 4.83% and 4.79%. The average short-term borrowing rates for the six months ended June 30, 2023 and 2022 were approximately 4.77% and 4.79%.

Long-term loans

As of June 30, 2023 and December 31, 2022, long-term loans were $11,198,760 and $9,040,002, respectively.

	June 30,	December 31,
	2023	2022
Rural Credit Union of Xushui District Loan 1	$1,190,180	$1,234,816
Rural Credit Union of Xushui District Loan 2	3,459,824	3,589,582
Rural Credit Union of Xushui District Loan 3	2,214,288	2,297,332
Rural Credit Union of Xushui District Loan 4	1,799,109	1,866,582
Rural Credit Union of Xushui District Loan 5	2,491,073	-
Yujiangna	44,286	51,690
Total	11,198,760	9,040,002
Less: Current portion of long-term loans	(3,761,521)	(4,835,884)
Long-term loans	$7,437,239	$4,204,118

As of June 30, 2023, the Company’s long-term debt repayments for the next coming years were as follows:

Fiscal year
Remainder of 2023	$3,761,521
2024	3,955,271
2025 & after	3,481,968
Total	11,198,760

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally duein various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is duequarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of June 30, 2023 and December 31, 2022, total outstanding loan balance was $1,190,180 and$1,234,816, respectively, which are presented as current liabilities in the consolidated balance sheet.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years andwas due and payable in various installments from December 21, 2018 to June 20, 2023.On June 19, 2023, the loan was extended for another 5 years and will be due and payable on June 20, 2028.The loan is secured by certain of the Company’s manufacturing equipment with net book value of $59,048 and $280,466 as of June 30, 2023 and December 31, 2022, respectively. Interest payment is due quarterly and bore arate of 7.68% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of June 30, 2023 and December 31, 2022, the total outstanding loan balance was $3,459,824 and $3,589,582, respectively, which are presented as non-current liabilities and current liabilities in the consolidated balance sheet, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of June 30, 2023 and December 31, 2022, the total outstanding loan balance was $2,214,288 and $2,297,332, respectively, which are presented as current liabilities and non-current liabilities in the consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of June 30, 2023 and December 31, 2022, the total outstanding loan balance was $1,799,109 and $1,866,582, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. As of June 30, 2023, the total outstanding loan balance was $2,491,073. Out of the total outstanding loan balance, current portion amounted was $345,982, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,145,092 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2023.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB 400,000 (approximately US$55,357) from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 (approximately US$1,531) from July 2022 to July 2027. As of June 30, 2023 and December 31, 2022, the total outstanding loan balance was $44,286 and$51,690, respectively. Out of the total outstanding loan balance, current portion amounted were $11,072 and $11,486, which are presented as current liabilities and the remaining balance of $33,214 and $40,204 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2023 and 2022 were $268,499 and $248,244, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2023 and 2022 were $513,179 and $505,550, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $354,748 and $368,052 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2023 and December 31, 2022, approximately $41,518 and $43,075 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from Mr. Zhengyong Liu an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance was due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of June 30, 2023 and December 31, 2022, the outstanding interest was $190,204 and $197,338, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2023 and December 31, 2022, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and six months ended June 30, 2023 and 2022. The accrued interest owing to Mr. Zhenyong Liu was approximately $586,470 and $608,465 as of June 30, 2023 and December 31, 2022, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered into an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from theCompany an amount of $7,276,220 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. The loan will be repaid by the end of August 2023. Interest income of the loan for the six months ended June 30, 2023 was $176,847.

As of June 30, 2023 and December 31, 2022, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Accrued electricity	$110,803	$3,036
Accrued rental	123,795	56,646
Value-added tax payable	173,171	69,053
Accrued interest to a related party	586,470	608,465
Payable for purchase of equipment	3,093,355	3,294,940
Accrued commission to salesmen	16,155	19,524
Accrued bank loan interest	1,847,131	1,595,354
Others	144,926	18,540
Totals	$6,095,806	$5,665,558

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the June 30, 2023:

Six months ended
June 30, 2023
Expected term	1.18 - 2.75
Expected average volatility	85% - 235%
Expected dividend yield	-
Risk-free interest rate	0.19% - 4.49%

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2023:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2022	$646,283
Addition of new derivatives recognized as warrant	-
Addition of new derivatives recognized as loss on derivatives	-
Exercise of warrants	-
Change in fair value of derivative liability	14,409
Balance at June 30, 2023	$660,692

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

(12) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $7.425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $7.425 per share and 352,000 May 2020 Warrants were outstanding as of June 30, 2023. The Company classified warrant as liabilities and accounted for the issuance of the May 2020 Warrants as a derivative.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $5.5 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $5.5 per share. 1,207,492 January 2021 Warrants were outstanding as of June 30, 2023.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $7.5 and will expire on March 1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $7.5 per share and 1,457,143 March 2021 Warrants were outstanding as of June 30, 2023.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

A summary of stock warrant activities is as below:

	Six Months Ended June 30, 2023
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-
Exercised during the period	-
Outstanding and exercisable at end of the period	3,016,635	$6.6907

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2023.

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
3,016,635	2.59	$6.6907	3,016,635	$6.6907

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2023 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of June 30, 2023 and December 31, 2022 are nil.

(13) Earnings Per Share

For the three months ended June 30, 2023 and 2022, basic and diluted net income per share are calculated as follows:

	Three Months Ended June 30,
	2023	2022
Basic loss per share
Net loss for the period - numerator	$(1,253,493)	$(287,913)
Weighted average common stock outstanding - denominator	10,065,920	9,915,920

Net loss per share	$(0.12)	$(0.03)

Diluted income per share
Net income for the period- numerator	$(1,253,493)	$(287,913)
Weighted average common stock outstanding - denominator	10,065,920	9,915,920

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	10,065,920	9,915,920

Diluted loss per share	$(0.12)	$(0.03)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Basic loss per share
Net loss for the period - numerator	$(3,986,658)	$(2,776,127)
Weighted average common stock outstanding - denominator	10,065,920	9,915,920

Net loss per share	$(0.40)	$(0.28)

Diluted loss per share
Net loss for the period - numerator	$(3,986,658)	$(2,776,127)
Weighted average common stock outstanding - denominator	10,065,920	9,915,920

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	10,065,920	9,915,920

Diluted loss per share	$(0.40)	$(0.28)

For the three andsix months ended June 30, 2023 and 2022 there were no securities with dilutive effect issued and outstanding.

(14) Income Taxes

United States

The Company may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the six months ended June 30, 2023 and 2022, and management believes that its earnings are permanently invested in the PRC.

PRC

Dongfang Paper and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,
	2023	2022
Provision for Income Taxes
Current Tax Provision U.S.	$-	$-
Current Tax Provision PRC	351,260	228,407
Deferred Tax Provision PRC	-	(472,236)
Total Provision for (Deferred tax benefit)/ Income Taxes	$351,260	$(243,829)

The provisions for income taxes for six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,
	2023	2022
Provision for Income Taxes
Current Tax Provision U.S.	$-	$-
Current Tax Provision PRC	351,260	228,407
Deferred Tax Provision PRC	-	(821,225)
Total Provision for (Deferred tax benefit)/ Income Taxes	$351,260	$(592,818)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $530,581 and $761,881 for U.S. income tax purposes for the years ended December 31, 2022 and 2021, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of June 30, 2023, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of June 30, 2023 and December 31, 2022, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	June 30,	December 31,
	2023	2022
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$15,256,619	$15,474,485
Impairment of property, plant and equipment	803,050	796,559
Miscellaneous	519,603	615,436
Net operating loss carryover of PRC company	227,972	213,620
Total deferred tax assets	16,807,244	17,100,100
Less: Valuation allowance	(16,807,244)	(17,100,100)
Total deferred tax assets, net	$-	-

	Three Months Ended
	June 30,
	2023	2022
PRC Statutory rate	25.0%	25.0%
Effect of tax and book difference	(121.4)%	20.9%
Change in valuation allowance	57.5%	-
Effective income tax rate	(38.9)%	45.9%

	Six Months Ended
	June 30,
	2023	2022
PRC Statutory rate	25.0%	25.0%
Effect of tax and book difference	(42.7)%	(7.4)%
Change in valuation allowance	8.0%	-
Effective income tax rate	(9.7)%	17.6%

During the three months ended June 30, 2023 and 2022, the effective income tax rate was estimated by the Company to be -38.9% and 45.9%, respectively.

During the six months ended June 30, 2023 and 2022, the effective income tax rate was estimated by the Company to be -9.7% and 17.6%, respectively.

As of June 30, 2023, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2023 and December 31, 2022, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and six months ended June 30, 2023 and 2022, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(16) Commitments and Contingencies

Xushui Land Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,218 (RMB120,000). This lease is renewable at the end of the 30-year term.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $143,486 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of June 30, 2023. See ‘Operating lease’ under note (6).

Future minimum lease payments of the land lease is as follows:

June 30,	Amount
2024	16,607
2025	16,607
2026	16,607
2027	16,607
2028	16,607
Thereafter	58,125
Total operating lease payments	141,161

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital commitment

As of June 30, 2023, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10, and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $3,889,576 and $4,329,279 as of June 30, 2023 and December 31, 2022, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of June 30, 2023 and December 31, 2022, the Company guaranteed its long-term loan from financial institutions amounting to $4,290,182 (RMB31,000,000), that matured at various times in 2028. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	June 30, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$29,631,400	$344,268	$44,246	$-	$-	$30,019,914
Gross profit	1,893,087	(709,660)	(3,569)	-	-	1,179,858
Depreciation and amortization	996,939	2,071,666	395,209	-	-	3,463,814
Loss on impairment of assets	-	-	375,136	-	-	375,136
Interest income	47,763	844	4,486	544	-	53,637
Interest expense	144,083	53,991	72,607	-	-	270,681
Income tax expense(benefit)	351,260	-	-	-	-	351,260
Net income (loss)	937,333	(1,487,869)	(443,841)	(259,116)	-	(1,253,493)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	June 30, 2022
	Dongfang Paper	Tengsheng Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$31,289,918	$411,388	$87,578	$-	$-	$31,788,884
Gross profit	1,430,181	(814,347)	18,203	-	-	634,037
Depreciation and amortization	1,210,646	2,188,973	419,464	-	-	3,819,083
Interest income	1,787	226	2,911	-	-	4,924
Interest expense	167,431	10,862	80,813	-	-	259,106
Income tax expense(benefit)	134,982	(379,460)	649	-	-	(243,829)
Net income (loss)	650,767	(2,003,653)	(52,758)	1,119,571	(1,840)	(287,913)

	Six Months Ended
	June 30, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	of Inter-segment	consolidated

Revenues	$49,159,596	571,312	79,883	-	-	49,810,791
Gross profit	2,332,167	(1,422,900)	(6,408)	-	-	902,859
Depreciation and amortization	2,137,405	4,209,594	803,058	-	-	7,150,057
Loss on impairment of assets	-	--	375,136	-	-	375,136
Interest income	180,946	1,537	5,721	1,701	-	189,905
Interest expense	290,785	82,565	146,500	-	-	519,850
Income tax expense(benefit)	351,260	-	-	-	-	351,260
Net income (loss)	367,869	(3,407,989)	(543,126)	(403,412)	-	(3,986,658)

	Six Months Ended
	June 30, 2022
	Dongfang Paper	Tengsheng Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Revenues	$46,316,551	809,776	144,175	-	-	47,270,502
Gross profit	2,287,725	(1,378,124)	34,881	-	-	944,482
Depreciation and amortization	2,481,138	4,250,910	860,271	-	-	7,592,319
Interest income	3,743	396	4,240	-	-	8,379
Interest expense	340,620	24,369	164,930	-	-	529,919
Income tax expense(benefit)	54,583	(790,651)	143,250	-	-	(592,818)
Net income (loss)	(53,906)	(3,609,095)	(284,648)	1,139,359	32,163	(2,776,127)

	As of June 30, 2023
	Dongfang Paper	Tengsheng Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated
Total assets	$68,995,988	110,116,827	13,287,358	4,342,716	-	196,742,889

	As of December 31, 2022
	Dongfang Paper	Tengsheng Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated
Total assets	$63,365,986	117,645,828	17,945,969	5,489,450	-	204,447,233

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Concentration and Major Customers and Suppliers

For the three months ended June 30, 2023 and 2022, the Company had no single customer contributed over 10% of total sales.

For the six months ended June 30, 2023 and 2022, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2023, the Company had three major suppliers accounted for 74%, 16% and 6% of total purchases. For the three months ended June 30, 2022, the Company had three major suppliers accounted for 77%, 16% and 5% of total purchases.

For the six months ended June 30, 2023, the Company had three major suppliers accounted for 67%, 13% and 10%of total purchases. For the six months ended June 30, 2022, the Company had three major suppliers accounted for 77%, 15% and 5% of total purchases.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of June 30, 2023 and December 31, 2022. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 ($69,196) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2023 and December 31, 2022, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB77,162,745 ($10,678,782) as of June 30, 2023.

(20) Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(21) Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

(22) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2023 and 2022 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended June 30, 2023 and 2022

Revenue for the three months ended June 30, 2023 was $30,019,914, a decrease of $1,768,970, or 5.56%, from $31,788,884 for the same period in the previous year. This was mainly due to the decrease of average selling prices of corrugating medium paper (“CMP”), partially offset by the increase in sales volume of CMP and offset printing paper.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the three months ended June 30, 2023 was $29,975,733, representing a decrease of $1,725,572, or 5.44%, from $31,701,305 for the second quarter of 2022. Total offset printing paper, CMP and tissue paper products sold during the three months ended June 30, 2023 amounted to 78,636 tonnes, representing an increase of 12,668 tonnes, or 19.20%, compared to 65,968 tonnes sold in the comparable period in the previous year. Production of offset printing paper was resumed in May 2023. The changes in revenue dollar amount and in quantity sold for the three months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Change in		Percentage Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	60,063	$21,931,330	53,943	$25,853,442	6,120	$(3,922,112)	11.35%	-15.17%
Light-Weight CMP	12,877	$4,544,189	11,642	$5,436,476	1,235	$(892,287)	10.61%	-16.41%
Total CMP	72,940	$26,475,519	65,585	$31,289,918	7,355	$(4,814,399)	11.21%	-15.39%
Offset Printing Paper	5,403	$3,155,882	-	$-	5,403	$3,155,882	%	%
Tissue Paper Products	293	$344,332	383	$411,387	(90)	$(67,055)	-23.50%	-16.30%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	78,636	$29,975,733	65,968	$31,701,305	12,668	$(1,725,572)	19.20%	-5.44%

Monthly sales revenue for the 24 months ended June 30, 2023, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended June 30, 2023 and 2022 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended June 30, 2022	$-	$479	$467	$1,074
Three Months ended June 30, 2023	$584	$365	$353	$1,175
Increase (Decrease) from comparable period in the previous year	$584	$(114)	$(114)	$101
Increase (Decrease) by percentage	-	-23.80%	-24.41%	9.40%

The following chart shows the month-by-month ASPs for the 24-month period ended June 30, 2023:

Corrugating Medium Paper

Revenue from CMP amounted to $26,475,519 (88.32% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2023, representing a decrease of $4,814,399, or 15.39%, from $31,289,918 for the comparable period in 2022.

We sold 72,940 tonnes of CMP in the three months ended June 30, 2023 as compared to 65,585 tonnes for the same period in 2022, representing a11.21% increase in quantity sold.

ASP for regular CMP decreasedfrom $479/tonne for the three months ended June 30, 2022 to $365/tonne for the three months ended June 30, 2023, representing a 23.80% decrease. ASP in RMB for regular CMP for the second quarter of 2022 and 2023 was RMB3,156 and RMB2,574, respectively, representing a 18.44% decrease. The quantity of regular CMP sold increased by 6,120 tonnes, from 53,943 tonnes in the second quarter of 2022 to 60,063 tonnes in the second quarter of 2023.

ASP for light-weight CMP decreased from $467/tonne for the three months ended June 30, 2022 to $353/tonne for the three months ended June 30, 2023, representing a 24.41% decrease. ASP in RMB for light-weight CMP for the second quarter of 2022 and 2023 was RMB3,064 and RMB2,485, respectively, representing a 18.90% decrease. The quantity of light-weight CMP sold increased by 1,235 tonnes, from 11,642 tonnes in the second quarter of 2022, to 12,877 tonnes in the second quarter of 2023.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the second quarter of 2023 and 2022 were 66.61% and 58.98%, respectively, representing an increase of 7.63%.

Quantities sold for regular CMP that was produced by the PM6 production line from July 2021 to June 2023 are as follows:

Offset printing paper

Revenue from offset printing paper was $3,155,882 (representing10.53% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2023, representing an increase of $3,155,882, or 100%, from $nil for the three months ended June 30, 2022. We resumed production in May 2023 and sold 5,403 tonnes of offset printing paper in the second quarter of 2023.

Tissue Paper Products

Revenue from tissue paper products was $344,332 (representing1.15% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2023, representing a decrease of $67,055, or 16.30%, from $411,387 for the three months ended June 30, 2022. We sold 293 tonnes of tissue paper in the second quarter of 2023, as compared to 383 tonnes in the comparable period of 2022, representing a decrease of 90 tonnes, or 23.50%.

ASP for tissue paper products increased from $1,074/tonne for the three months ended June 30, 2022 to $1,175/tonne for the three months ended June 30, 2023, representing a 9.4% increase. ASP in RMB for tissue paper products for the second quarter of 2022 and 2023 was RMB7,153 and RMB8,269, respectively, representing a 15.60% increase.

Revenue of Face Mask

Revenue generated from selling face mask were $44,246 and $87,579 for the three months ended June 30, 2023 and 2022, respectively, representing a decrease of $43,333, or 49.48%. We sold 1,411 thousand pieces of face masks in the second quarter of 2023, as compared to 1,852 thousand pieces in the comparable period of 2022, a decrease of 441 thousand pieces, or 23.81%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended June 30, 2023 was $28,792,189, a decrease of $2,293,283, or 7.38%, from $31,085,472 for the comparable period in 2022. This was mainly due to thedecrease in unit material costs of CMP, partially offset by the increase in sales quantity of CMP and offset printing paper.

Cost of sales for CMP was $24,658,830 for the quarter ended June 30, 2023, as compared to $29,859,737 for the comparable period in 2022. The decrease in the cost of sales of $5,200,907 for CMP was mainly due to the decrease in average unit cost of sales, partially offset by increase in sales volume of CMP and offset printing paper. Average cost of sales per tonne for CMP decreased by 25.71%, from $455 in the second quarter of 2022 to $338 in the second quarter of 2023. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in the second quarter of 2023 compared to the second quarter of 2022.

Cost of sales for tissue paper products was $1,053,874 for the quarter ended June 30, 2023, as compared to $1,225,735 for the comparable period in 2022. The decrease in the cost of sales of $171,861 for tissue paper products was mainly due to the decrease in sales volume of tissue paper products, partially offset by the increase in average cost of sales. Average cost of sales per tonne of tissue paper products increased by 12.41%, from $3,200 in the three months ended June 30, 2022, to $3,597 for the comparable period in 2023. This is mainly due to the increase in cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2023 and 2022 are summarized below:

	Three Months Ended			Three Months Ended						Change in
	June 30, 2023			June 30, 2022			Change in			percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$20,438,880		$340	$24,746,689		$459	$(4,307,809)		$(119)	-17.41%	-25.93%
Light-Weight CMP	$4,219,950		$328	$5,113,048		$439	$(893,098)		$(111)	-17.47%	-25.28%
Total CMP	$24,658,830		$338	$29,859,737		$455	$(5,200,907)		$(117)	-17.42%	-25.71%
Offset Printing Paper	$3,079,485		$570	$-		$-	$3,079,485		$570	%	%
Tissue Paper Products	$1,053,874		$3,597	1,225,735		$3,200	$(171,861)		$397	-14.02%	12.41%
Total CMP, Offset Printing Paper and Tissue Paper	$28,792,189	$	n/a	$31,085,472	$	n/a	$(2,293,283)	$	n/a	-7.38%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended June 30, 2023 were RMB 1,340/tonne (approximately $192/tonne), as compared to RMB 1,776/tonne (approximately $273/tonne) for the three months ended June 30, 2022. These changes (in US dollars) represent a year-over-year decrease of 29.67% for the recycled paper board. The average unit purchase costs (net of applicable value added tax) of tissue base paper was RMB 10,012/tonne (approximately $1,437/tonne) in the three months ended June 30, 2023, as compared to RMB 6,968/tonne (approximately $1,071/tonne) for the three months ended June 30, 2012. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from July 2021 to June 2023 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 5% and 14.9% of total sales in the second quarter of 2023, respectively, compared to 4% and 15.4% of total sales in the second quarter of 2022. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2023 are summarized as follows:

Gross Profit (Loss)

Gross profit for the three months ended June 30, 2023 was $1,179,858 (representing 3.93% of the total revenue), representing an increase of $545,821, or 86.09%, from the gross profit of $634,037 (representing 1.99% of the total revenue) for the three months ended June 30, 2022, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended June 30, 2023 was $1,183,544, representing an increase of $567,711, or 92.19%, from the gross profit of $615,833 for the three months ended June 30, 2022. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 2.01 percentage points, from 1.94% for the three months ended June 30, 2022, to 3.95% for the three months ended June 30, 2023.

Gross profit margin for regular CMP for the three months ended June 30, 2023 was 6.81%, or 2.53 percentage points higher, as compared to gross profit margin of 4.28% for the three months ended June 30, 2022. Such increase was mainly due to the decrease in cost of recycled paper board, partially offset by the decrease in of ASP of regular CMP in the second quarter of 2023.

Gross profit margin for light-weight CMP for the three months ended June 30, 2023 was 7.14%, or 1.19 percentage points higher, as compared to gross profit margin of 5.95% for the three months ended June 30, 2022. The increase was mainly due to the decrease of cost of recycled paper board, partially offset by the decrease in ASP of light-weight CMP in the second quarter of 2023.

Gross profit margin for offset printing paper was 2.42% for the three months ended June 30, 2023.

Gross profit margin for tissue paper products for the three months ended June 30, 2023 was -206.06%, or 8.11 percentage points lower, as compared to gross profit margin of -197.95% for the three months ended June 30, 2022. The increase in gross loss was mainly due to the increase in cost of base paper, partially offset by the increase in ASP of tissue paper products.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended June 30, 2023 are as follows:

Face Masks

Gross loss for face masks for the three months ended June 30, 2023 and 2022 were $3,569 and a gross profit of $18,204, representing a gross margin of -8.07% and 20.79%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $1,323,405, a decrease of $546,397, or 29.22% from $1,869,802 for the three months ended June 30, 2022. The decrease was mainly due to the reversal of doubtful debt loss.

Loss from Operations

Operating loss for the quarter ended June 30, 2023 was $518,683, a decrease of $717,082, or 58.03%, from $1,235,765 for the quarter ended June 30, 2022. The decrease in loss from operations was primarily due to the increase in gross profit, decrease in selling, general and administrative expenses, partially offset by the recognition of impairment loss on assets.

Other Income and Expenses

Interest expense for the three months ended June 30, 2023 increased by $11,575, from $259,106 in the three months ended June 30, 2022, to $270,681. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $17,607,943 as of June 30, 2023, as compared to $15,530,449 as of June 30, 2022.

Gain on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the three months ended June 30, 2023 and 2022 was a loss of $166,506 and a gain of $960,045, respectively.

Net Loss

As a result and the factors discussed above, net loss was $1,253,493 for the quarter ended June 30, 2023, representing an increase of loss of $965,580, or 335.37%, from $287,913 for the quarter ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022

Revenue for the six months ended June 30, 2023 was $49,810,791, representing an increase of $2,540,289, or 5.37%, from $47,270,502 for the same period in the previous year. This was mainly due to the increase in sales volume of CMP and offset printing paper and tissue paper products, partially offset by the decrease in ASP of CMP.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the six months ended June 30, 2023 was $49,726,882, an increase of $2,600,555, or 5.52%, from $47,126,327 for the six months ended June 30, 2022. This was mainly due to the increase in sales volume of regular CMP, light-weight CMP and offset printing paper, partially offset by the decrease in ASPs of CMP. Total quantities of offset printing paper, CMP and tissue paper products sold during the six months ended June 30, 2023 amounted to 128,509 tonnes, an increase of 33,058 tonnes, or 34.63%, compared to 95,451 tonnes sold during the six months ended June 30, 2022. Total quantities of CMP and offset printing paper sold increased by 33,354 tonnes in the six months of 2023 as compared to the same period of 2022. We sold 484 tonnes of tissue paper products in the six months of 2023 as opposed to 780 tonnes in the same period of 2022. Production of offset printing paper was resumed in May 2023. The changes in revenue and quantity sold for the six months ended June 30, 2023 and 2022 are summarized as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2023		June 30, 2022		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	101,726	$38,399,299	79,188	$38,952,663	22,538	$(553,364)	28.46%	-1.42%
Light-Weight CMP	20,896	$7,604,416	15,483	$7,363,888	5,413	$240,528	34.96%	3.27%
Total CMP	122,622	$46,003,715	94,671	$46,316,551	27,951	$(312,836)	29.52%	-0.68%
Offset Printing Paper	5,403	$3,155,882	-	$-	5,403	$3,155,882	-%	-%
Tissue Paper Products	484	$567,285	780	$809,776	(296)	$(242,491)	-37.95%	-29.95%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	128,509	$49,726,882	95,451	$47,126,327	33,058	$2,600,555	34.63%	5.52%

ASPs for our main products in the six-month period ended June 30, 2023 and 2022 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Six Months Ended June 30, 2022	$-	$492	$476	$1038
Six Months Ended June 30, 2023	$584	$377	$364	$1172
Increase (Decrease) from comparable period in the previous year	$584	$-115	$-112	$134
Increase (Decrease) by percentage	-	-23.37%	-23.53%	12.91%

Revenue of Face Masks

Revenue generated from selling face masks were $79,883 and $144,175 for the six months ended June 30, 2023 and 2022. We sold 2,516 thousand pieces of face masks for the six months ended June 30, 2023, as compared to 3,012 thousand pieces in the comparable period of 2022, a decrease of 496 thousand pieces, or 16.47%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the six months ended June 30, 2023 was $48,810,569, an increase of $2,593,842, or 5.61%, from $46,216,727 for the six months ended June 30, 2022. This was mainly a result of the increase in sales volume of CMP and offset printing paper, partially offset by the decrease of material costs of CMP. Cost of sales for CMP was $43,747,945 for the six months ended June 30, 2023, as compared to $44,028,827 in the same period of 2022. The decrease in the cost of sales of $280,882 for CMP was mainly due to the decrease in average cost of sales, partially offset by the increase in the quantities of regular CMP sold in the six months of 2023. Average cost of sales per tonne for CMP decreased by 23.23%, from $465 for the six months ended June 30, 2022, to $357 in the same period of 2023.This is mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for tissue paper products was $1,983,139 for the six months ended June 30, 2023, as compared to $2,187,900 in the same period of 2022. The decrease was mainly due to the decrease in sales quantity of tissue paper products, partially offset by the increase in cost of tissue base paper. Average cost of sales per tonne of tissue paper products increased by 46.06%, from $2,805 for the six months ended June 30, 2022, to $4,097 for the same period of 2023.

Changes in cost of sales and cost per tonne by product for the six months ended June 30, 2023 and 2022 are summarized below:

	Six Months Ended			Six Months Ended						Change in
	June 30, 2023			June 30, 2022			Change in			percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$36,588,828		$360	$37,145,391		$469	$(556,563)		$(109)	-1.50%	-23.24%
Light-Weight CMP	$7,159,117		$343	$6,883,436		$445	$275,681		$(102)	4.00%	-22.92%
Total CMP	$43,747,945		$357	$44,028,827		$465	$(280,882)		$(108)	-0.64%	-23.23%
Offset Printing Paper	$3,079,485		$570	$-		$-	$3,079,485		$-	-	-
Tissue Paper Products	$1,983,139		$4,097	$2,187,900		$2,805	$(204,761)		$1,292	-9.36%	46.06%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$48,810,569	$	n/a	$46,216,727	$	n/a	$2,593,842	$	n/a	5.61%	n/a %

Gross Profit

Gross profit for the six months ended June 30, 2023 was $902,859 (representing1.81% of the total revenue), representing a decrease of $41,623, or 4.41%, from the gross profit of $944,482 (representing 2.00% of the total revenue) for the six months ended June 30, 2022.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the six months ended June 30, 2023 was $916,313, an increase of $6,713, or 0.74%, from the gross profit of $909,600 for the six months ended June 30, 2022.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 0.09 percentage points, from 1.93% for the six months ended June 30, 2022, to 1.84% for the six months ended June 30, 2023.

Gross profit margin for regular CMP for the six months ended June 30, 2023 was 4.71%, or 0.07 percentage points higher, as compared to gross profit margin of 4.64% for the six months ended June 30, 2022.

Gross profit margin for light-weight CMP for the six months ended June 30, 2023 was 5.86%, or 0.66 percentage points lower, as compared to gross profit margin of 6.52% for the six months ended June 30, 2022.

Gross profit margin for offset printing paper was 2.42% for the six months ended June 30, 2023.

Gross profit margin for tissue paper products was -249.58% for the six months ended June 30, 2023, a decrease of 79.39 percentage points, as compared to -170.19% for the six months ended June 30, 2022. The decrease was mainly due to the increase in cost of tissue base paper.

Face Masks

Gross loss for face mask for the six months ended June 30, 2023 was $6,407, representing a gross margin of -8.02% compared with a gross profit of $34,882, representing a gross margin of 24.19%, for the six months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2023 were $3,818,767, a decrease of $1,351,916, or 26.15% from $5,170,683 for the six months ended June 30, 2022. The decrease was mainly due to the reversal of doubtful debt loss and decrease in depreciation of idle fixed assets during production suspension.

Loss from Operations

Operating loss for the six months ended June 30, 2023 was $3,291,044, a decrease of $935,157or 22.13%, from $4,226,201 for the six months ended June 30, 2022. The decrease was primarily due to the decrease in selling, general and administrative expenses, partially offset by the recognition of impairment loss on assets.

Other Income and Expenses

Interest expense for the six months ended June 30, 2023 decreased by $10,069, from $529,919 for the six months ended June 30, 2022, to $519,850. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $17,607,943 as of June 30, 2023, as compared to $15,530,449 as of June 30, 2022.

Gain on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the sixmonths ended June 30, 2023 and 2022 was a loss of $14,409 and a gain of $1,346,633, respectively.

Net Loss

As a result of the above, net loss was $3,986,658 for the six months ended June 30, 2023, representing an increase of loss of $1,210,531, or 43.61%, from $2,776,127 for the six months ended June 30, 2022.

Accounts Receivable

Net accounts receivable was $2,416,572 as of June 30, 2023, as compared with $nil as of December 31, 2022. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 83.83% of total value of inventory as of June 30, 2023), semi-finished goods and finished goods. As of June 30, 2023, the recorded value of inventory increased by 128.69% to $6,569,323 from $2,872,622 as of December 31, 2022. As of June 30, 2023, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $4,871,125, approximately $3,612,964, or 287.16%, higher than the balance as of December 31, 2022. As a result of better control over stock turnover and volatility of recycled paper board price, inventory was kept in a minimum level as of December 31, 2022.

A summary of changes in major inventory items is as follows:

	June 30,	December 31,
	2023	2022	$ Change	% Change
Raw Materials
Recycled paper board	$4,871,125	$1,258,161	3,612,964	287.16%
Recycled white scrap paper	10,436	10,809	-373	-3.45%
Tissue base paper	273,903	60,660	213,243	351.54%
Gas	142,533	42,237	100,296	237.46%
Mask fabric and other raw materials	209,154	99,569	109,585	110.06%
Total Raw Materials	5,507,151	1,471,436	4,035,715	274.27%

Semi-finished Goods	395,327	132,810	262,517	197.66%
Finished Goods	666,845	1,268,376	-601,531	-47.43%
Total inventory, gross	6,569,323	2,872,622	3,696,701	128.69%
Inventory reserve	-	-	-
Total inventory, net	$6,569,323	$2,872,622	3,696,701	128.69%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $143,486 (RMB1,000,000). The lease agreement was renewed in August 2022 with a term of six years with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment as of June 30, 2023

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of June 30, 2023, we had approximately $3.9 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

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

Tengsheng Paper made payments due according to the schedule. The balance of Leased Equipment net of amortization was $1,796,034 and $1,939,970 as of June 30, 2023 and December 31, 2022, respectively. The lease liability was $18,854 and $131,772, and its current portion in the amount of $18,854 and $131,772 as of June 30, 2023 and December 31, 2022, respectively.

Amortization of the Leased Equipment was $37,661 and $39,972 for the three months ended June 30, 2023 and 2022. Amortization of the Leased Equipment was $76,526 and $81,978 for the six months ended June 30, 2023 and 2022. Total interest expenses for the sale-leaseback arrangement was $2,182 and $10,862 for the three months ended June 30, 2023 and 2022. Total interest expenses for the sale-leaseback arrangement was $6,671 and $24,369 for the six months ended June 30, 2023 and 2022.

As a result of the sale and leaseback, a deferred gain in the amount of $430,695 was recorded. The deferred gain is amortized over the lease term and as an offset to amortization of the Leased Equipment.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of June 30, 2023 was $11,980,759, an increase of $2,455,891, from $9,524,868 as of December 31, 2022. The increase of cash and cash equivalents for the six months ended June 30, 2023 was attributable to a number of factors including:

i. Net cash provided by (used in) operating activities

Net cash provided by operating activities was $5,746,719 for the six months ended June 30, 2023. The balance represented an increase of cash of $1,796,937, or 45.49%, from $3,949,782 provided for the six months ended June 30, 2022. Net loss for the six months ended June 30, 2023 was $3,986,658, representing an increase of loss of $1,210,531, or 43.61%, from a net loss of $2,776,127 for the six months ended June 30, 2022. Changes in various asset and liability account balances throughout the six months ended June 30, 2023 also contributed to the net change in cash from operating activities in six months ended June 30, 2023. Chief among such changes is the increase of accounts receivable in the amount of $1,674,665 during the six months of 2023. There was also an increase of $3,940,417 in the ending inventory balance as of June 30, 2023 (a decrease to net cash for the six months ended June 30, 2023 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $7,150,057, reversal of allowance of bad debts of $830,847 and loss from disposal of $126,797 and impairment of $375,136 on property, plant and equipment. The Company also had a net decrease of $7,634,922 in prepayment and other current assets (an increase to net cash) and a net increase of $807,717 in other payables and accrued liabilities and related parties (an increase to net cash), as well as a decrease in income tax payable of $67,515 (a decrease to net cash) during the six months ended June 30, 2023.

ii. Net cash used in investing activities

We incurred $5,565,713 in net cash expenditures for investing activities during the six months ended June 30, 2023, as compared to $7,324,305 for the same period of 2022.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $2,823,597 for the six months ended June 30, 2023, as compared to net cash provided by financing activities in the amount of $6,673,987 for the six months ended June 30, 2022.

Short-term bank loans

	June 30,	December 31,
	2023	2022
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$4,773,174	$5,023,978
ICBC Loan 2	-	287,167
ICBC Loan 3	-	143,583
ICBC Loan 4	415,179	-
China Construction Bank Loan	138,393	143,583
ICBC Loan 5	415,179	-
Total short-term bank loans	$5,741,925	$5,598,311

On November 10, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $4,773,174 and $5,023,978 as of June 30, 2023 and December 31, 2022, respectively. The working capital loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bears a fixed interest rate of 4.785% per annum. The company repaid $71,743 in May 2023 and the balance of the loan will be due by November 13, 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $287,167 as of June 30, 2023 and December 31, 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was repaid in May 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $143,583 as of June 30, 2023 and December 31, 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was repaid in May 2023.

On May 29, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $415,179 as of June 30, 2023. The loan bears a fixed interest rate of 4.25% per annum. The loan will be due by November 25, 2023.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $138,393 and $143,583 as of June 30, 2023 and December 31, 2022, respectively. The loan bears a fixed interest rate of 3.95% per annum. The loan will be due by July 29, 2023.

On June 29, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $415,179 as of June 30, 2023. The loan bears a fixed interest rate of 3.55% per annum. The loan will be due by June 28, 2024.

As of June 30, 2023, there were guaranteed short-term borrowings of $4,773,174 and unsecured bank loans of $968,751. As of December 31, 2022, there were guaranteed short-term borrowings of $5,023,978 and unsecured bank loans of $574,333.

The average short-term borrowing rates for the three months ended June 30, 2023 and 2022 were approximately 4.83% and 4.79%. The average short-term borrowing rates for the six months ended June 30, 2023 and 2022 were approximately 4.77% and 4.79%.

Long-term loans

As of June 30, 2023 and December 31, 2022, long-term loans were $11,198,760 and $9,040,002, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is duequarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of June 30, 2023 and December 31, 2022, total outstanding loan balance was $1,190,180 and $1,234,816, respectively, which are presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years andwas due and payable in various installments from December 21, 2018 to June 20, 2023. On June 19, 2023, the loan was extended for another 5 years and will be due and payable on June 20, 2028. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $59,048 and $280,466 as of June 30, 2023 and December 31, 2022, respectively. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of June 30, 2023 and December 31, 2022, the total outstanding loan balance was $3,459,824 and $3,589,582, respectively, which are presented as non-current liabilities and current liabilities in the consolidated balance sheet, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of June 30, 2023 and December 31, 2022, the total outstanding loan balance was $2,214,288 and $2,297,332, respectively, which are presented as current liabilities and non-current liabilities in the consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate is reduced to 7% per annum. As of June 30, 2023 and December 31, 2022, the total outstanding loan balance was $1,799,109 and $1,866,582, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. As of June 30, 2023, the total outstanding loan balance was $2,491,073. Out of the total outstanding loan balance, current portion amounted was $345,982, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,145,092 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2023.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB 400,000 from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 from July 2022 to July 2027. As of June 30, 2023 and December 31, 2022, the total outstanding loan balance was $44,286 and $51,690, respectively. Out of the total outstanding loan balance, current portion amounted were $11,072 and $11,486, which are presented as current liabilities and the remaining balance of $33,214 and $40,204 are presented as non-current liabilities in the consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2023 and 2022 were $268,499 and $248,244, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2023 and 2022 were $513,179 and $505,550, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $354,748 and $368,052 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2023 and December 31, 2022, approximately $41,518 and $43,075 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance was due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of June 30, 2023 and December 31, 2022, the outstanding interest was $190,204 and $197,338, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2023 and December 31, 2022, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and six months ended June 30, 2023 and 2022. The accrued interest owing to Mr. Zhenyong Liu was approximately $586,470 and $608,465, as of June 30, 2023 and December 31, 2022, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered into an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $6,919,649 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. The loan will be repaid by the end of August 2023. Interest income of the loan for the six months ended June 30, 2023 was $176,847.

As of June 30, 2023 and December 31, 2022, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended June 30, 2023 and 2022, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2023 and December 31, 2022 to translate the Chinese RMB to the U.S. Dollars are 7.2258:1 and 6.9646:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.9693:1 and 6.5058:1 for the six months ended June 30, 2023 and 2022, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,290,182 (RMB31,000,000), which matures at various times in 2028. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The new amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2023.

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

IT TECH PACKAGING, INC.

Date: August 10, 2023	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)