Form 10-Q
period 2023-09-30
IT TECH PACKAGING, INC.
filed 2023-11-09
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were 10,065,920 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and bank balances	$9,437,941	$9,524,868
Restricted cash	-	-
Accounts receivable (net of allowance for doubtful accounts of $56,674 and $881,878 as of September 30, 2023 and December 31, 2022, respectively)	2,794,437	-
Inventories	5,364,777	2,872,622
Prepayments and other current assets	20,049,101	27,207,127
Due from related parties	3,414,815	7,561,858

Total current assets	41,061,071	47,166,475

Prepayment on property, plant and equipment	877,462	1,031,502
Operating lease right-of-use assets, net	562,612	672,722
Finance lease right-of-use assets, net	-	1,939,970
Property, plant, and equipment, net	144,603,052	151,569,898
Value-added tax recoverable	1,893,510	2,066,666
Deferred tax asset non-current	-	-

Total Assets	$188,997,707	$204,447,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term bank loans	$835,678	$5,598,311
Current portion of long-term loans	4,707,652	4,835,884
Lease liability	96,746	224,497
Accounts payable	104,146	5,025
Advance from customers	18,751	-
Due to related parties	1,103,317	727,462
Accrued payroll and employee benefits	299,908	165,986
Other payables and accrued liabilities	4,858,444	5,665,558
Income taxes payable	-	417,906

Total current liabilities	12,024,642	17,640,629

Long-term loans	6,562,401	4,204,118
Deferred gain on sale-leaseback	-	52,314
Lease liability - non-current	465,866	579,997
Derivative liability	263	646,283

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $12,010,014 and $16,784,878 as of September 30, 2023 and December 31, 2022, respectively)	19,053,172	23,123,341

Commitments and Contingencies

Stockholders’ Equity
Common stock, 50,000,000 shares authorized, $0.001 par value per share, 10,065,920 shares issued and outstanding as of September 30, 2023 and December, 31, 2022.	10,066	10,066
Additional paid-in capital	89,172,771	89,172,771
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(12,931,871)	(7,514,540)
Retained earnings	87,612,995	93,575,021

Total stockholders’ equity	169,944,535	181,323,892

Total Liabilities and Stockholders’ Equity	$188,997,707	$204,447,233

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$15,771,560	$31,709,214	$65,582,351	$78,979,716

Cost of sales	(15,924,783)	(28,925,626)	(64,832,715)	(75,251,646)

Gross (Loss) Profit	(153,223)	2,783,588	749,636	3,728,070

Selling, general and administrative expenses	(2,334,746)	(3,370,541)	(6,153,513)	(8,541,224)
Loss on impairment of assets	3,456	-	(371,680)	-

Loss from Operations	(2,484,513)	(586,953)	(5,775,557)	(4,813,154)

Other Income (Expense):
Interest income	93,298	7,729	283,203	16,108
Interest expense	(247,818)	(256,678)	(767,668)	(786,597)
Gain on acquisition	-	(1,759)	-	30,404
Gain (Loss) on derivative liability	660,429	(617,370)	646,020	729,263

Loss before Income Taxes	(1,978,604)	(1,455,031)	(5,614,002)	(4,823,976)

Provision for Income Taxes	3,236	(432,287)	(348,024)	160,531

Net Loss	(1,975,368)	(1,887,318)	(5,962,026)	(4,663,445)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	1,143,608	(11,171,156)	(5,417,331)	(21,769,765)

Total Comprehensive Loss	$(831,760)	$(13,058,474)	$(11,379,357)	$(26,433,210)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.20)	$(0.19)	$(0.59)	$(0.47)

Outstanding – Basic and Diluted	10,065,920	9,991,744	10,065,920	9,941,288

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$(5,962,026)	$(4,663,445)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,573,288	11,218,254
(Gain) Loss on derivative liability	(646,020)	(729,263)
(Gain) Loss from disposal and impairment of property, plant and equipment	956,406	-
Allowance for bad debts	(815,317)	(791)
Share-based compensation and expenses	-	1,560,000
Gain on acquisition	-	(30,404)
Deferred tax	-	(1,197,630)
Changes in operating assets and liabilities:
Accounts receivable	(2,037,003)	146,250
Prepayments and other current assets	7,968,553	(422,092)
Inventories	(2,631,661)	863,170
Accounts payable	101,328	144,331
Advance from customers	19,140	-
Related parties	120,298	(149,827)
Accrued payroll and employee benefits	141,773	(42,738)
Other payables and accrued liabilities	119,132	1,000,945
Income taxes payable	(413,777)	(265,493)
Net Cash Provided by Operating Activities	7,494,114	7,431,267

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,211,711)	(1,681,979)
Acquisition of land	-	(6,507,431)

Net Cash Used in Investing Activities	(9,211,711)	(8,189,410)

Cash Flows from Financing Activities:
Proceeds from short term bank loans	852,988	602,319
Proceeds from long term loans	2,558,963	60,232
Repayment of bank loans	(5,549,150)	(307,182)
Payment of capital lease obligation	(130,470)	(154,212)
Loan to a related party (net)	4,264,938	6,638,923
Net Cash Provided by Financing Activities	1,997,269	6,840,080

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(366,599)	(1,266,146)

Net (Decrease) Increase in Cash and Cash Equivalents	(86,927)	4,815,791

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	9,524,868	11,201,612

Cash, Cash Equivalents and Restricted Cash - End of Period	$9,437,941	$16,017,403

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$1,118,672	$248,275
Cash paid for income taxes	$761,801	$1,287,530

Cash and bank balances	9,437,941	16,017,403
Restricted cash	-	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	9,437,941	16,017,403

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2021	9,915,920	$9,916	$89,016,921	$6,080,574	$10,496,168	$110,146,329	$215,749,908
Issuance of shares to officer and directors	150,000	150	155,850				156,000
Foreign currency translation adjustment					(21,769,765)		(21,769,765)
Net loss						(4,663,445)	(4,663,445)
Balance at Sep 30, 2022	10,065,920	$10,066	$89,172,771	$6,080,574	$(11,273,597)	$105,482,884	$189,472,698

Balance at December 31, 2022	10,065,920	$10,066	$89,172,771	$6,080,574	$(7,514,540)	$93,575,021	$181,323,892
Issuance of shares to officer and directors	-	-	-				-
Foreign currency translation adjustment					(5,417,331)		(5,417,331)
Net loss						(5,962,026)	(5,962,026)
Balance at September 30, 2023	10,065,920	$10,066	$89,172,771	$6,080,574	$(12,931,871)	$87,612,995	$169,944,535

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary, being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Tengsheng Paper for the three months ended September 30, 2023 and 2022 was accounted for 99.66% and 99.83% of the Company’s total revenue, respectively. The revenue generated from Dongfang Paper and Tengsheng Paper for the nine months ended September 30, 2023 and 2022 was accounted for 99.86% and 99.75% of the Company’s total revenue, respectively. Dongfang Paper and Tengsheng Paper also accounted for 90.71% and 88.54% of the total assets of the Company as of September 30, 2023 and December 31, 2022, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2023 and December 31, 2022, details of the Company’s subsidiaries and variable interest entities are as follows:

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

Variable interest entity(“VIE”):
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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 are as follows:

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

	September 30,	December 31,
	2023	2022
ASSETS

Current Assets
Cash and bank balances	$3,382,230	$3,427,717
Restricted cash	-	-
Accounts receivable	2,794,437	-
Inventories	5,210,261	2,852,553
Prepayments and other current assets	17,000,896	20,134,386
Due from related parties	3,275,535	7,418,274

Total current assets	31,663,359	33,832,930

Prepayment on property, plant and equipment	877,462	1,031,502
Operating lease right-of-use assets, net	562,612	672,722
Finance lease right-of-use assets, net	-	1,939,970
Property, plant, and equipment, net	138,342,091	143,534,690
Deferred tax asset non-current		-

Total Assets	$171,445,524	$181,011,814

LIABILITIES

Current Liabilities
Short-term bank loans	$417,839	$5,598,311
Current portion of long-term loans	2,479,178	4,835,885
Lease liability	96,746	224,497
Accounts payable	104,146	5,025
Advance from customers	18,751	-
Due to related parties	-	-
Accrued payroll and employee benefits	253,833	143,156
Other payables and accrued liabilities	3,421,890	4,887,584
Income taxes payable	-	417,906

Total current liabilities	6,792,383	16,112,364

Long-term loans	4,751,765	40,203
Deferred gain on sale-leaseback		52,314
Lease liability - non-current	465,866	579,997

Total liabilities	$12,010,014	$16,784,878

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2023 and the results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Raw Materials
Recycled paper board	$3,580,255	$1,258,161
Recycled white scrap paper	10,503	10,809
Gas	107,652	42,237
Base paper and other raw materials	302,584	160,229
	4,000,994	1,471,436
Semi-finished Goods	634,615	132,810
Finished Goods	729,168	1,268,376
Total inventory, gross	5,364,777	2,872,622
Inventory reserve	-	-
Total inventory, net	$5,364,777	$2,872,622

(4) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Prepaid land lease	$174,100	$172,300
Prepayment for purchase of materials	5,231,142	12,941,951
Value-added tax recoverable	13,728,351	13,640,868
Prepaid gas	95,757	27,462
Others	819,751	424,546
	$20,049,101	$27,207,127

(5) Property, plant and equipment, net

As of September 30, 2023 and December 31, 2022, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Property, Plant, and Equipment:
Land use rights	$59,027,166	$57,686,220
Building and improvements	66,713,144	68,300,987
Machinery and equipment	157,605,810	158,498,316
Vehicles	661,187	681,617
Construction in progress	1,515,537	1,239,698
Totals	285,522,844	286,406,838
Less: accumulated depreciation and amortization	(140,919,792)	(134,836,940)
Property, Plant and Equipment, net	$144,603,052	$151,569,898

As of September 30, 2023 and December 31, 2022, land use rights represented twenty three parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2023 and December 31, 2022, certain property, plant and equipment of Dongfang Paper with net values of $29,713 and $280,466, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Tengsheng Paper with net value of $4,872,178 and $5,111,014, respectively, as of September 30, 2023 and December 31, 2022 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Tengsheng Paper with net value of $3,755,317 and $3,948,953, respectively, as of September 30, 2023 and December 31, 2022 was pledged for another long-term loan from credit union of Baoding Shengde. Land use right of Dongfang Paper with net value of $5,098,721 as of September 30, 2023 was pledged for a long-term loan from credit union of Tengsheng Paper. See “Short-term bank loans” under Note (7), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,423,231 and $3,609,985 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization of property, plant and equipment was $10,573,288 and $11,168,328 for the nine months ended September 30, 2023 and 2022, respectively.

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

Tengsheng Paper made payments due according to the schedule. On July 17, 2023, the Company made a final payment on outstanding obligations and bought back the Lease Equipment at nominal price according to the agreement. The lease assets were reclassified as own assets and balance of Leased Equipment net of amortization were $nil and $1,939,970 as of September 30, 2023 and December 31, 2022, respectively.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s lease expense are as follows:

Nine Months Ended
September 30, 2023
RMB

Operating lease cost	104,460
Short-term lease cost	-
Lease cost	104,460

Supplemental cash flow information related to its operating leases was as follows for the period ended September 30, 2023:

Nine Months Ended
September 30, 2023
RMB
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash outflow from operating leases	139,280

Maturities of its lease liabilities for all operating leases are as follows as of September 30, 2023:

September 30,	Amount
2024	139,280
2025	139,280
2026	139,280
2027	139,280
2028	139,280
Thereafter	-
Total operating lease payments	$696,400
Less: Interest	(133,788)
Present value of lease liabilities	562,612
Less: current portion, record in current liabilities	(96,746)
Present value of lease liabilities	465,866

The weighted average remaining lease terms and discount rates for all of its operating leases were as follows as of September 30, 2023:

September 30,
2023
Remaining lease term and discount rate:	RMB
Weighted average remaining lease term (years)	4.9
Weighted average discount rate	7.56%

(7) Loans Payable

Short-term bank loans

	September 30,	December 31,
	2023	2022
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$-	$5,023,978
ICBC Loan 2	-	287,167
ICBC Loan 3	-	143,583
ICBC Loan 4	417,839	-
China Construction Bank Loan	-	143,583
ICBC Loan 5	417,839	-
Total short-term bank loans	$835,678	$5,598,311

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 10, 2022, the Company entered into a working capital loan agreement with the ICBC. The loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bore a fixed interest rate of 4.785% per annum. The Company repaid $71,743 in May 2023 and paid off the remaining balance of the loan in August 2023. The balance of the loan was $nil and $5,023,978 as of September 30, 2023 and December 31, 2022, respectively.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $287,167 as of September 30, 2023 and December 31, 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was fully repaid in May 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $143,583 as of September 30, 2023 and December 31, 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was fully repaid in May 2023.

On May 29, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $417,839 as of September 30, 2023. The loan bears a fixed interest rate of 4.25% per annum. The loan will be due by November 25, 2023.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $nil and $143,583 as of September 30, 2023 and December 31, 2022, respectively. The loan bore a fixed interest rate of 3.95% per annum. The loan was fully repaid in July 2023.

On June 29, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $417,839 as of September 30, 2023. The loan bears a fixed interest rate of 3.55% per annum. The loan will be due by June 28, 2024.

As of September 30, 2023, there were guaranteed short-term borrowings of $nil and unsecured bank loans of $968,751. As of December 31, 2022, there were guaranteed short-term borrowings of $5,023,978 and unsecured bank loans of $574,333.

The average short-term borrowing rates for the three months ended September 30, 2023 and 2022 were approximately 4.52% and 4.28%. The average short-term borrowing rates for the nine months ended September 30, 2023 and 2022 were approximately 4.66% and 4.6%.

Long-term loans

As of September 30, 2023 and December 31, 2022, long-term loans were $11,270,053 and $9,040,002, respectively.

	September 30,	December 31,
	2023	2022
Rural Credit Union of Xushui District Loan 1	$1,197,805	$1,234,816
Rural Credit Union of Xushui District Loan 2	3,481,536	3,589,582
Rural Credit Union of Xushui District Loan 3	2,228,474	2,297,332
Rural Credit Union of Xushui District Loan 4	1,810,635	1,866,582
Rural Credit Union of Xushui District Loan 5	2,507,034	-
Yujiangna	44,569	51,690
Total	11,270,053	9,040,002
Less: Current portion of long-term loans	(4,707,652)	(4,835,884)
Long-term loans	$6,562,401	$4,204,118

As of September 30, 2023, the Company’s long-term debt repayments for the next coming years were as follows:

Fiscal year	Amount
Remainder of 2023	$4,707,652
2024	3,061,367
2025 & after	3,501,034
Total	11,270,053

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of September 30, 2023 and December 31, 2022, total outstanding loan balance was $1,197,805 and $1,234,816, respectively, which are presented as current liabilities in the consolidated balance sheet.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On June 19, 2023, the loan was extended for another 5 years and will be due and payable on June 20, 2028. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $29,713 and $280,466 as of September 30, 2023 and December 31, 2022, respectively. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of September 30, 2023 and December 31, 2022, the total outstanding loan balance was $3,481,536 and $3,589,582, which are presented as non-current liabilities and current liabilities in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of September 30, 2023 and December 31, 2022, the total outstanding loan balance was $2,228,474 and $2,297,332, respectively, which are presented as current liabilities and non-current liabilities in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of September 30, 2023 and December 31, 2022, the total outstanding loan balance was $1,810,635 and $1,866,582, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. As of September 30, 2023, the total outstanding loan balance was $2,507,034. Out of the total outstanding loan balance, current portion amounted was $1,267,445, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,239,589 is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2023.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB 400,000 from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 from July 2022 to July 2027. As of September 30, 2023 and December 31, 2022, the total outstanding loan balance was $44,569 and $51,690, respectively. Out of the total outstanding loan balance, current portion amounted $11,072 and $13,928, respectively, which are presented as current liabilities and the remaining balance of $30,641 and $40,204 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2023 and 2022 were $247,628 and $248,239, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2023 and 2022 were $760,807 and $753,789, respectively.

(8) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $354,748 and $357,021 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of September 30, 2023 and December 31, 2022, approximately $41,784 and $43,075 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance was due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of September 30, 2023 and December 31, 2022, the outstanding interest was $191,422 and $197,338, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2023 and December 31, 2022, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and nine months ended September 30, 2023 and 2022. The accrued interest owing to Mr. Zhenyong Liu was approximately $590,227 and $608,465, as of September 30, 2023 and December 31, 2022, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered into an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $6,963,982 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,264,938 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023. The remaining balance is expected to be repaid by the end of November 2023. Interest income of the loan for the nine months ended September 30, 2023 was $263,342.

As of September 30, 2023 and December 31, 2022, amount due to shareholders was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

(9) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Accrued electricity	$114,579	$3,036
Accrued rental	20,129	56,646
Value-added tax payable	686	69,053
Accrued interest to a related party	590,227	608,465
Payable for purchase of equipment	2,442,169	3,294,940
Accrued commission to salesmen	14,553	19,524
Accrued bank loan interest	1,203,655	1,595,354
Others	472,446	18,540
Totals	$4,858,444	$5,665,558

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the September 30, 2023:

Nine months ended
September 30, 2023
Expected term	1.05 - 2.75
Expected average volatility	73% - 102%
Expected dividend yield	-
Risk-free interest rate	0.19% - 4.8%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2023:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2022	$646,283
Addition of new derivatives recognized as warrant	-
Addition of new derivatives recognized as loss on derivatives	-
Exercise of warrants	-
Change in fair value of derivative liability	(646,020)
Balance at September, 2023	$263

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

(12) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $7.425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $7.425 per share and 352,000 May 2020 Warrants were outstanding as of September 30, 2023.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $5.5 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $5.5 per share. 1,207,492 January 2021 Warrants were outstanding as of September 30, 2023.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $7.5 and will expire on March 1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $7.5 per share and 1,457,143 March 2021 Warrants were outstanding as of September 30, 2023.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

A summary of stock warrant activities is as below:

	Nine months Ended
	September 30, 2023
		Weight
		average
		exercise
	Number	price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-
Exercised during the period	-
Outstanding and exercisable at end of the period	3,016,635	$6.6907

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2023.

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
3,016,635	2.34	$6.6907	3,016,635	$6.6907

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2023 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of September 30, 2023 and December 31, 2022 are nil.

(13) Earnings Per Share

For the three months ended September 30, 2023 and 2022, basic and diluted net income per share are calculated as follows:

	Three Months Ended September 30,
	2023	2022
Basic loss per share
Net loss for the period - numerator	$(1,975,368)	$(1,887,318)
Weighted average common stock outstanding - denominator	10,065,920	9,991,744

Net loss per share	$(0.20)	$(0.19)

Diluted income per share
Net income for the period- numerator	$(1,975,368)	$(1,887,318)
Weighted average common stock outstanding - denominator	10,065,920	9,991,744

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	10,065,920	9,991,744

Diluted loss per share	$(0.20)	$(0.19)

	Nine Months Ended September 30,
	2023	2022
Basic loss per share
Net loss for the period - numerator	$(5,962,026)	$(4,663,445)
Weighted average common stock outstanding - denominator	10,065,920	9,941,288

Net loss per share	$(0.59)	$(0.47)

Diluted loss per share
Net loss for the period - numerator	$(5,962,026)	$(4,663,445)
Weighted average common stock outstanding - denominator	10,065,920	9,941,288

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	10,065,920	9,941,288

Diluted loss per share	$(0.59)	$(0.47)

For the three and nine months ended September 30, 2023 and 2022 there were no securities with dilutive effect issued and outstanding.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(14) Income Taxes

United States

The Company may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the nine months ended September 30, 2023 and 2022, and management believes that its earnings are permanently invested in the PRC.

PRC

Dongfang Paper and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,
	2023	2022
Provision for Income Taxes
Current Tax Provision U.S.	$-	$15,062
Current Tax Provision PRC	(3,236)	793,630
Deferred Tax Provision PRC	-	(376,405)
Total Provision for (Deferred tax benefit)/ Income Taxes	$(3,236)	$432,287

The provisions for income taxes for nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30,
	2023	2022
Provision for Income Taxes
Current Tax Provision U.S.	$-	$15,062
Current Tax Provision PRC	348,024	1,022,037
Deferred Tax Provision PRC	-	(1,197,630)
Total Provision for (Deferred tax benefit)/ Income Taxes	$348,024	$(160,531)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $530,581 and $761,881 for U.S. income tax purposes for the years ended December 31, 2022 and 2021, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of September 30, 2023, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of September 30, 2023 and December 31, 2022, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	September 30,	December 31,
	2023	2022
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$15,938,215	$15,474,485
Impairment of property, plant and equipment	948,175	796,559
Miscellaneous	124,058	615,436
Net operating loss carryover of PRC company	235,109	213,620
Total deferred tax assets	17,245,557	17,100,100
Less: Valuation allowance	(17,245,557)	(17,100,100)
Total deferred tax assets, net	$-	-

	Three Months Ended
	September 30,
	2023	2022
PRC Statutory rate	25.0%	25.0%
Effect of tax and book difference	(2.6)%	(54.7)%
Change in valuation allowance	(22.2)%	-
Effective income tax rate	0.2%	(29.7)%

	Nine Months Ended
	September 30,
	2023	2022
PRC Statutory rate	25.0%	25.0%
Effect of tax and book difference	(28.6)%	(21.7)%
Change in valuation allowance	(2.6)%	-
Effective income tax rate	(6.2)%	3.3%

During the three months ended September 30, 2023 and 2022, the effective income tax rate was estimated by the Company to be 0.2% and -29.7%, respectively.

During the nine months ended September 30, 2023 and 2022, the effective income tax rate was estimated by the Company to be -6.2% and 3.3%, respectively.

As of September 30, 2023, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2023 and December 31, 2022, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

(16) Commitments and Contingencies

Xushui Land Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $17,060 (RMB120,000). This lease is renewable at the end of the 30-year term.

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $142,165 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of September 30, 2023. See ‘Operating lease’ under note (6).

Future minimum lease payments of the land lease is as follows:

September 30,	Amount
2024	16,714
2025	16,714
2026	16,714
2027	16,714
2028	16,714
Thereafter	54,319
Total operating lease payments	137,889

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital commitment

As of September 30, 2023, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10, and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $3,815,502 and $4,329,279 as of September 30, 2023 and December 31, 2022, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of September 30, 2023 and December 31, 2022, the Company guaranteed its long-term loan from financial institutions amounting to $4,317,669 (RMB31,000,000), that matured at various times in 2028. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	September 30, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$15,492,300	$264,063	$15,197	$-	$-	$15,771,560
Gross profit	583,651	(734,481)	(2,393)	-	-	(153,223)
Depreciation and amortization	960,898	2,071,901	390,432	-	-	3,423,231
Loss on impairment of assets	-	-	(3,456)	-	-	(3,456)
Interest income	90,449	561	2,250	38	-	93,298
Interest expense	119,795	52,199	72,291	3,533	-	247,818
Income tax expense(benefit)	(3,236)	-	-	-	-	(3,236)
Net income (loss)	(398,386)	(2,114,896)	(84,850)	622,764	-	(1,975,368)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	September 30, 2022
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$31,359,186	$293,157	$56,871	$-	$-	$31,709,214
Gross profit	3,524,435	(757,695)	16,848	-	-	2,783,588
Depreciation and amortization	1,168,036	2,054,034	403,865	-	-	3,625,935
Interest income	4,130	416	2,965	217	-	7,728
Interest expense	160,740	17,230	78,708	-	-	256,678
Income tax expense(benefit)	740,764	(337,791)	14,252	15,062	-	432,287
Net income (loss)	2,100,268	(1,871,128)	(12,836)	(2,101,863)	(1,759)	(1,887,318)

	Nine Months Ended
	September 30, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$64,651,896	835,375	95,080	-	-	65,582,351
Gross profit	2,915,818	(2,157,381)	(8,801)	-	-	749,636
Depreciation and amortization	3,098,303	6,281,495	1,193,490	-	-	10,573,288
Loss on impairment of assets	-	-	371,680	-	-	371,680
Interest income	271,395	2,098	7,971	1,739	-	283,203
Interest expense	410,580	134,764	218,791	3,533	-	767,668
Income tax expense(benefit)	348,024	-	-	-	-	348,024
Net income (loss)	(30,517)	(5,522,885)	(627,976)	219,352	-	(5,962,026)

	Nine Months Ended
	September 30, 2022
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$77,675,737	1,102,933	201,046	-	-	78,979,716
Gross profit	5,812,160	(2,135,819)	51,729	-	-	3,728,070
Depreciation and amortization	3,649,174	6,304,944	1,264,136	-	-	11,218,254
Interest income	7,874	812	7,205	217	-	16,108
Interest expense	501,360	41,599	243,638	-	-	786,597
Income tax expense(benefit)	795,347	(1,128,442)	157,502	15,062	-	(160,531)
Net income (loss)	2,046,362	(5,480,223)	(297,484)	(962,504)	30,404	(4,663,445)

	As of September 30, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$63,466,149	107,979,374	12,930,971	4,621,212	-	188,997,706

	As of December 31, 2022
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$63,365,986	117,645,828	17,945,969	5,489,450	-	204,447,233

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(18) Concentration and Major Customers and Suppliers

For the three months ended September 30, 2023, the Company had no single customer contributed over 10% of total sales. For the three months ended September 30, 2022, the Company had five customers accounted for approximately 12% of total sales.

For the nine months ended September 30, 2023 and 2022, the Company had no single customer contributed over 10% of total sales.

For the three months ended September 30, 2023, the Company had three major suppliers accounted for 71%, 18% and 7% of total purchases. For the three months ended September 30, 2022, the Company had three major suppliers accounted for 77%, 14% and 7% of total purchases.

For the nine months ended September 30, 2023, the Company had three major suppliers accounted for 75%, 16% and 6% of total purchases. For the nine months ended September 30, 2022, the Company had three major suppliers accounted for 77%, 15% and 5% of total purchases.

(19) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of September 30, 2023 and December 31, 2022. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 ($69,640) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2023 and December 31, 2022, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB57,984,303 ($8,076,033) as of September 30, 2023.

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

(22) Subsequent Event

2023 Incentive Stock Plan

On October31, 2023, the Company’s Annual General Meeting adopted and approved the 2023 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc.(the”2023 Plan”). Under the 2023 ISP, the Company has reserved a total of 1,500,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2023 and 2022 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended September 30, 2023 and 2022

Revenue for the three months ended September 30, 2023 was $15,771,560, a decrease of $15,937,654, or 50.26%, from $31,709,214 for the same period in the previous year. This was mainly due to the decrease of sales volume of corrugating medium paper (“CMP”) and a decrease in average selling prices of CMP and tissue paper products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended September 30, 2023 was $15,756,399, representing a decrease of $15,895,944, or 50.22%, from $31,652,343 for the third quarter of 2022. Total offset printing paper, CMP and tissue paper products sold during the three months ended September 30, 2023 amounted to 44,807 tonnes, representing a decrease of 27,808 tonnes, or 38.30%, compared to 72,615 tonnes sold in the comparable period in the previous year. Production of regular CMP was limited in August 2023 due to unfavorable weather conditions (i.e. continuous rainstorm in August 2023). Production of offset printing paper had been suspended in year 2022 and first nine months of 2023 except for an intermittent production in May and June 2023. The production of offset print paper was resumed in early October 2023. The changes in revenue dollar amount and in quantity sold for the three months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2023		September 30, 2022		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	34,186	$11,953,552	59,848	$26,062,736	(25,662)	$(14,109,184)	-42.88%	-54.14%
Light-Weight CMP	10,210	$3,469,521	12,507	$5,296,450	(2,297)	$(1,826,929)	-18.37%	-34.49%
Total CMP	44,396	$15,423,073	72,355	$31,359,186	(27,959)	$(15,936,113)	-38.64%	-50.82%
Offset Printing Paper	170	$69,227	-	$-	170	$69,227	-%	-%
Tissue Paper Products	241	$264,099	260	$293,157	(19)	$(29,058)	-7.31%	-9.91%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	44,807	$15,756,399	72,615	$31,652,343	(27,808)	$(15,895,944)	-38.30%	-50.22%

Monthly sales revenue for the 24 months ended September 30, 2023, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended September 30, 2023 and 2022 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended September 30, 2023	$407	$350	$340	$1,096
Three Months ended September 30, 2022	$-	$435	$423	$1,128
Decrease from comparable period in the previous year	$407	$85	$83	$32
Decrease by percentage	-%	-19.54%	-19.62%	-2.84%

The following chart shows the month-by-month ASPs for the 24-month period ended September 30, 2023:

Corrugating Medium Paper

Revenue from CMP amounted to $15,423,073 (97.88% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2023, representing a decrease of $15,936,113, or 50.82%, from $31,359,186 for the comparable period in 2022.

We sold 44,396 tonnes of CMP in the three months ended September 30, 2023 as compared to 72,355 tonnes for the same period in 2022, representing a 38.64% decrease in quantity sold.

ASP for regular CMP decreased from $435/tonne for the three months ended September 30, 2022 to $350/tonne for the three months ended September 30, 2023, representing a 19.54% decrease. ASP in RMB for regular CMP for the third quarter of 2022 and 2023 was RMB2,980 and RMB2,532, respectively, representing a 15.03% decrease. The quantity of regular CMP sold decreased by 25,662 tonnes, from 59,848 tonnes in the third quarter of 2022 to 34,186 tonnes in the third quarter of 2023.

ASP for light-weight CMP decreased from $423/tonne for the three months ended September 30, 2022 to $340/tonne for the three months ended September 30, 2023, representing a 19.62% decrease. ASP in RMB for light-weight CMP for the third quarter of 2022 and 2023 was RMB2,892 and RMB2,439, respectively, representing a 15.66% decrease. The quantity of light-weight CMP sold decreased by 2,297 tonnes, from 12,507 tonnes in the third quarter of 2022, to 10,210 tonnes in the third quarter of 2023.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the third quarter of 2023 and 2022 were 38.07% and 66.82%, respectively, representing a decrease of 28.75%.

Quantities sold for regular CMP that was produced by the PM6 production line from October 2021 to September 2023 are as follows:

Offset printing paper

Revenue from offset printing paper was $69,227 (representing 0.44% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2023, representing an increase of $69,227, or 100.00%, from $nil for the three months ended September 30, 2022. Production of offset printing paper had been suspended in year 2022 and first nine months of 2023 except for an intermittent production in May and June 2023. The production of offset print paper was resumed in early October 2023. We sold 170 tonnes of offset printing paper in the third quarter of 2023.

Tissue Paper Products

Revenue from tissue paper products was $264,099 (representing 1.68% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2023, representing a decrease of $29,058, or 9.91%, from $293,157 for the three months ended September 30, 2022. We sold 241 tonnes of tissue paper in the third quarter of 2023, as compared to 260 tonnes in the comparable period of 2022, representing a decrease of 19 tonnes, or 7.31%. Except for the production suspension in the first quarter of 2020, the production and sales of tissue paper products have been growing up steadily since the launch of PM8 and PM9 in December 2018 and November 2019.

ASP for tissue paper products decreased from $1,128/tonne for the three months ended September 30, 2022 to $1,096/tonne for the three months ended September 30, 2023, representing a 2.84% decrease. ASP in RMB for tissue paper products for the third quarter of 2022 and 2023 was RMB7,913 and RMB7,849, respectively, representing a 0.81% decrease.

Revenue of Face Mask

Revenue generated from selling face mask were $15,198 and $56,871 for the three months ended September 30, 2023 and 2022, respectively, representing a decrease of $41,673, or 73.28%. We sold 507 thousand pieces of face masks in the third quarter of 2023, as compared to 1,282 thousand pieces in the comparable period of 2022, a decrease of 775 thousand pieces, or 60.45%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended September 30, 2023 was $15,907,217, a decrease of $12,978,386, or 44.93%, from $28,885,603 for the comparable period in 2022. This was mainly due to the decrease in sales quantity and the decrease in the unit material costs of CMP.

Cost of sales for CMP was $14,844,637 for the quarter ended September 30, 2023, as compared to $27,834,752 for the comparable period in 2022. The decrease in the cost of sales of $12,990,115 for CMP was mainly due to the decrease in sales volume and average unit cost of sales of CMP. Average cost of sales per tonne for CMP decreased by 13.25%, from $385 in the third quarter of 2022 to $334 in the third quarter of 2023. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in the third quarter of 2023 compared to the third quarter of 2022.

Cost of sales for tissue paper products was $998,569 for the quarter ended September 30, 2023, as compared to $1,050,851 for the comparable period in 2022. The decrease in the cost of sales of $52,282 for tissue paper products was mainly due to the decrease in sales volume of tissue paper products, partially offset by the increase in average cost of sales. Average cost of sales per tonne of tissue paper products increased by 2.50%, from $4,042 in the three months ended September 30, 2022, to $4,143 for the comparable period in 2023. This is mainly due to the increase in cost of tissue base paper.

Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2023 and 2022 are summarized below:

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$11,116,060		$325	$23,218,241		$388	$(12,102,181)		$(63)	-52.12%	-16.24%
Light-Weight CMP	$3,728,577		$365	$4,616,511		$369	$(887,934)		$(4)	-19.23%	-1.08%
Total CMP	$14,844,637		$334	$27,834,752		$385	$(12,990,115)		$(51)	-46.67%	-13.25%
Offset Printing Paper	$64,011		$377	$-		$-	$64,011		$377	%	%
Tissue Paper Products	$998,569		$4,143	1,050,851		$4,042	$(52,282)		$101	-4.98%	2.50%
Total CMP, Offset Printing Paper and Tissue Paper	$15,907,217	$	n/a	$28,885,603	$	n/a	$(12,978,386)	$	n/a	-44.93%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended September 30, 2023 was RMB 1,239/tonne (approximately $176/tonne), as compared to RMB 1,561/tonne (approximately $235/tonne) for the three months ended September 30, 2022. These changes (in US dollars) represent a year-over-year decrease of 25.11% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

 The pricing trends of our major raw materials for the 24-month period from October 2021 to September 2023 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 5% and 13.3% of total sales in the third quarter of 2023, respectively, compared to 4% and 11.6% of total sales in the third quarter of 2022. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended September 30, 2023 are summarized as follows:

Gross Profit (Loss)

Gross loss for the three months ended September 30, 2023 was $153,223 (representing 0.97% of the total revenue), representing a decrease of $2,936,811, or 105.50%, from the gross profit of $2,783,588 (representing 8.78% of the total revenue) for the three months ended September 30, 2022, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross loss for offset printing paper, CMP and tissue paper products for the three months ended September 30, 2023 was $150,818, representing a decrease of $2,917,558, or 105.45%, from the gross profit of $2,766,740 for the three months ended September 30, 2022. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 9.70 percentage points, from 8.74% for the three months ended September 30, 2022, to -0.96% for the three months ended September 30, 2023.

Gross profit margin for regular CMP for the three months ended September 30, 2023 was 7.01%, or 3.90 percentage points lower, as compared to gross profit margin of 10.91% for the three months ended September 30, 2022. Such decrease was mainly due to the decrease in ASP of regular CMP, partially offset by the decrease in cost of recycled paper board in the third quarter of 2023.

Gross profit margin for light-weight CMP for the three months ended September 30, 2023 was -7.47%, or 20.31 percentage points lower, as compared to gross profit margin of 12.84% for the three months ended September 30, 2022. The decrease was mainly due to the decrease of ASP of light-weight CMP, partially offset by the decrease in cost of recycled paper board in the third quarter of 2023.

Gross profit margin for offset printing paper was 7.53% for the three months ended September 30, 2023.

Gross profit margin for tissue paper products for the three months ended September 30, 2023 was -278.10%, or 19.64 percentage points lower, as compared to gross profit margin of -258.46% for the three months ended September 30, 2022. The decrease in gross loss was mainly due to the decrease in ASP of tissue paper products and the increase in cost of base paper.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended September 30, 2023 are as follows:

Face Masks

Gross profit for face masks was a gross loss of $2,393 and a gross profit of $16,848, respectively, for the three months ended September 30, 2023 and 2022, representing a gross margin of -15.75% and 29.62%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 were $2,334,746, a decrease of $1,035,795, or 30.73% from $3,370,541 for the three months ended September 30, 2022. The decrease was mainly due to the shares of common stock granted and issued under our compensatory incentive plan in August 2022.

Loss from Operations

Operating loss for the quarter ended September 30, 2023 was $2,484,513, a decrease of $1,897,560, or 323.29%, from $586,953 for the quarter ended September 30, 2022. The increase in loss from operations was primarily due to the decrease in gross profit, partially offset by decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the three months ended September 30, 2023 decreased by $8,860, from $256,678 in the three months ended September 30, 2022, to $247,818. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $12,105,731 as of September 30, 2023, as compared to $14,681,595 as of September 30, 2022.

Gain on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the three months ended September 30, 2023 and 2022 was a gain of $660,429 and a loss of $617,370, respectively.

Net Loss

As a result and the factors discussed above, net loss was $1,975,368 for the quarter ended September 30, 2023, representing a decrease of $88,050, or 4.67%, from $1,887,318 for the quarter ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue for the nine months ended September 30, 2023 was $65,582,351, representing a decrease of $13,397,365, or 16.96%, from $78,979,716 for the same period in the previous year. This was mainly due to the decrease in ASP of CMP.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2023 was $65,483,282, a decrease of $13,295,389, or 16.88%, from $78,778,671 for the nine months ended September 30, 2022. This was mainly due to the decrease in ASPs of CMP. Total quantities of offset printing paper, CMP and tissue paper products sold during the nine months ended September 30, 2023 amounted to 173,317 tonnes, an increase of 5,251 tonnes, or 3.12%, compared to 168,066 tonnes sold during the nine months ended September 30, 2022. Total quantities of CMP and offset printing paper sold increased by 5,565 tonnes in the nine months of 2023 as compared to the same period of 2022. We sold 726 tonnes of tissue paper products in the nine months of 2023 as opposed to 1,040 tonnes in the same period of 2022. Production of offset printing paper was resumed in May 2023. The changes in revenue and quantity sold for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2023		September 30, 2022		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	135,912	$50,352,851	139,036	$65,015,400	(3,124)	$(14,662,549)	-2.25%	-22.55%
Light-Weight CMP	31,106	$11,073,937	27,990	$12,660,338	3,116	$(1,586,401)	11.13%	-12.53%
Total CMP	167,018	$61,426,788	167,026	$77,675,738	(8)	$(16,248,950)	0.00%	-20.92%
Offset Printing Paper	5,573	$3,225,109	-	$-	5,573	$3,225,109	-%	-%
Tissue Paper Products	726	$831,385	1,040	$1,102,933	(314)	$(271,548)	-30.19%	-24.62%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	173,317	$65,483,282	168,066	$78,778,671	5,251	$(13,295,389)	3.12%	-16.88%

ASPs for our main products in the nine-month period ended September 30, 2023 and 2022 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Nine Months Ended September 30, 2023	$579	$370	$356	$1145
Nine Months Ended September 30, 2022	$-	$468	$452	$1061
Increase (Decrease) from comparable period in the previous year	$579	$(98)	$(96)	$84
Increase (Decrease) by percentage	-%	-20.94%	-21.24%	7.92%

Revenue of Face Masks

Revenue generated from selling face masks were $95,080 and $201,045 for the nine months ended September 30, 2023 and 2022. We sold 3,023 thousand pieces of face masks for the nine months ended September 30, 2023, as compared to 4,295 thousand pieces in the comparable period of 2022, a decrease of 1,272 thousand pieces, or 29.62%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the nine months ended September 30, 2023 was $64,717,786, a decrease of $10,384,544, or 13.83%, from $75,102,330 for the nine months ended September 30, 2022. This was mainly due to the decrease of material costs of CMP. Cost of sales for CMP was $58,592,582 for the nine months ended September 30, 2023, as compared to $71,863,579 in the same period of 2022. Average cost of sales per tonne for CMP decreased by 18.37%, from $430 for the nine months ended September 30, 2022, to $351 in the same period of 2023. This was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board. Cost of sales for tissue paper products was $2,981,708 for the nine months ended September 30, 2023, as compared to $3,238,751 in the same period of 2022.

Changes in cost of sales and cost per tonne by product for the nine months ended September 30, 2023 and 2022 are summarized below:

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$47,704,888		$351	$60,363,632		$434	$(12,658,744)		$(83)	-20.97%	-19.12%
Light-Weight CMP	$10,887,694		$350	$11,499,947		$411	$(612,253)		$(61)	-5.32%	-14.84%
Total CMP	$58,592,582		$351	$71,863,579		$430	$(13,270,997)		$(79)	-18.47%	-18.37%
Offset Printing Paper	$3,143,496		$564	$-		$-	$3,143,496		$564	-%	0.00%
Tissue Paper Products	$2,981,708		$4,107	$3,238,751		$3,114	$(257,043)		$993	-7.94%	31.89%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$64,717,786	$	n/a	$75,102,330	$	n/a	$(10,384,544)	$	n/a	-13.83%	n/a %

Gross Profit

Gross profit for the nine months ended September 30, 2023 was $749,636 (representing 1.14% of the total revenue), representing a decrease of $2,978,434, or 79.89%, from the gross profit of $3,728,070 (representing 4.72% of the total revenue) for the nine months ended September 30, 2022. The decrease was mainly due to (i) the decrease in ASP of CMP, and (ii) the increase in material costs of tissue paper products.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2023 was $765,496, a decrease of $2,910,845, or 79.18%, from the gross profit of $3,676,341 for the nine months ended September 30, 2022. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 3.50 percentage points, from 4.67% for the nine months ended September 30, 2022, to 1.17% for the nine months ended September 30, 2023.

Gross profit margin for regular CMP for the nine months ended September 30, 2023 was 5.26%, or 1.89 percentage points lower, as compared to gross profit margin of 7.15% for the nine months ended September 30, 2022. Such decrease was primarily due to the decrease in ASP of regular CMP.

Gross profit margin for light-weight CMP for the nine months ended September 30, 2023 was 1.68%, or 7.49 percentage points lower, as compared to gross profit margin of 9.17% for the nine months ended September 30, 2022. Such decrease was primarily due to the decrease in ASP of light-weight CMP.

Gross profit margin for offset printing paper was 2.53% for the nine months ended September 30, 2023.

Gross profit margin for tissue paper products was -258.64% for the nine months ended September 30, 2023, a decrease of 64.99 percentage points, as compared to -193.65% for the nine months ended September 30, 2022. The decrease was mainly due to the increase in cost of tissue base paper.

Face Masks

Gross loss for face mask for the nine months ended September 30, 2023 was $8,801, representing a gross margin of -9.26% compared with a gross profit of $51,729, representing a gross margin of 25.73%, for the nine months ended September 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $6,153,513, a decrease of $2,387,711, or 27.96% from $8,541,224 for the nine months ended September 30, 2022. The decrease was mainly due to the reversal of doubtful debt loss and the decrease in depreciation of idle fixed assets during production suspension.

Loss from Operations

Operating loss for the nine months ended September 30, 2023 was $5,775,557, a decrease of $962,403, or 20.00%, from $4,813,154 for the nine months ended September 30, 2022. The decrease was primarily due to the decrease in gross profit and recognition of impairment loss on assets, partially offset by the decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2023 decreased by $18,929, from $786,597 for the nine months ended September 30, 2022, to $767,668. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $12,105,731 as of September 30, 2023, as compared to $14,681,595 as of September 30, 2022.

Gain on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the three months ended September 30, 2023 and 2022 was a gain of $ 646,020 and a gain of $729,263, respectively.

Net Loss

As a result of the above, net loss was $5,962,026 for the nine months ended September 30, 2023, representing an increase of net loss of $1,298,581, or 27.85%, from $4,663,445 for the nine months ended September 30, 2022.

Accounts Receivable

Net accounts receivable was $2,794,437 as of September 30, 2023, as compared with $nil as of December 31, 2022. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 74.58% of total value of inventory as of September 30, 2023), semi-finished goods and finished goods. As of September 30, 2023, the recorded value of inventory increased by 86.76% to $5,364,777 from $2,872,622 as of December 31, 2022. As of September 30, 2023, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $3,580,255, approximately $2,322,094, or 184.56%, higher than the balance as of December 31, 2022. As a result of better control over stock turnover and volatility of recycled paper board price, inventory was kept in a minimum level as of December 2022.

A summary of changes in major inventory items is as follows:

	September 30,	December 31,
	2023	2022	$ Change	% Change
Raw Materials
Recycled paper board	$3,580,255	$1,258,161	2,322,094	184.56%
Recycled white scrap paper	10,503	10,809	-306	-2.83%
Tissue base paper	173,508	60,660	112,848	186.03%
Gas	107,652	42,237	65,415	154.88%
Mask fabric and other raw materials	129,076	99,569	29,507	29.63%
Total Raw Materials	4,000,994	1,471,436	2,529,558	171.91%

Semi-finished Goods	634,615	132,810	501,805	377.84%
Finished Goods	729,168	1,268,376	-539,208	-42.51%
Total inventory, gross	5,364,777	2,872,622	2,492,155	86.76%
Inventory reserve	-	-	-
Total inventory, net	$5,364,777	$2,872,622	2,492,155	86.76%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $142,165 (RMB1,000,000). The lease agreement was renewed in August 2022 with a term of six years with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment as of September 30, 2023

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of September 30, 2023, we had approximately $3.8 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

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

Tengsheng Paper made payments due according to the schedule. On July 17, 2023, the Company made a final payment on outstanding obligations and bought back the Lease Equipment at nominal price according to the agreement. The lease assets were reclassified as own assets and balance of Leased Equipment net of amortization were $nil and $1,939,970 as of September 30, 2023 and December 31, 2022, respectively.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of September 30, 2023 was $9,437,941, a decrease of $86,927, from $9,524,868 as of December 31, 2022. The decrease of cash and cash equivalents for the nine months ended September 30, 2023 was attributable to a number of factors including:

i. Net cash provided by (used in) operating activities

Net cash provided by operating activities was $7,494,114 for the nine months ended September 30, 2023. The balance represented an increase of cash of $62,847, or 0.85%, from $7,431,267 provided for the nine months ended September 30, 2022. Net loss for the nine months ended September 30, 2023 was $5,962,026, representing a decrease of $1,298,581, or 27.85%, from a net loss of $4,663,445 for the nine months ended September 30, 2022. Changes in various asset and liability account balances throughout the nine months ended September 30, 2023 also contributed to the net change in cash from operating activities in nine months ended September 30, 2023. Chief among such changes is the increase of accounts receivable in the amount of $2,037,003 during the nine months of 2023. There was also an increase of $2,631,661 in the ending inventory balance as of September 30, 2023 (a decrease to net cash for the nine months ended September 30, 2023 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $10,573,288. The Company also had a net decrease of $7,968,553 in prepayment and other current assets (an increase to net cash) and a net increase of $381,203 in other payables and accrued liabilities and related parties (an increase to net cash), as well as a decrease in income tax payable of $413,777 (a decrease to net cash) during the nine months ended September 30, 2023.

ii. Net cash used in investing activities

We incurred $9,211,711 in net cash expenditures for investing activities during the nine months ended September 30, 2023, as compared to $8,189,410 for the same period of 2022.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $1,997,269 for the nine months ended September 30, 2023, as compared to net cash provided by financing activities in the amount of $6,840,080 for the nine months ended September 30, 2022.

Short-term bank loans

	September 30,	December 31,
	2023	2022
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$-	$5,023,978
ICBC Loan 2	-	287,167
ICBC Loan 3	-	143,583
ICBC Loan 4	417,839	-
China Construction Bank Loan	-	143,583
ICBC Loan 5	417,839	-
Total short-term bank loans	$835,678	$5,598,311

On November 10, 2022, the Company entered into a working capital loan agreement with the ICBC. The loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bore a fixed interest rate of 4.785% per annum. The company repaid $71,743 in May 2023 and paid off the remaining balance of the loan in August 2023. The balance of the loan was $nil and $5,023,978 as of September 30, 2023 and December 31, 2022, respectively.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $287,167 as of September 30, 2023 and December 31, 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was repaid in May 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $143,583 as of September 30, 2023 and December 31, 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was repaid in May 2023.

On May 29, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $417,839 as of September 30, 2023. The loan bears a fixed interest rate of 4.25% per annum. The loan will be due by November 25, 2023.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $nil and $143,583 as of September 30, 2023 and December 31, 2022, respectively. The loan bore a fixed interest rate of 3.95% per annum. The loan was fully repaid in July 2023.

On June 29, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $417,839 as of September 30, 2023. The loan bears a fixed interest rate of 3.55% per annum. The loan will be due by June 28, 2024.

As of September 30, 2023, there were guaranteed short-term borrowings of $nil and unsecured bank loans of $968,751. As of December 31, 2022, there were guaranteed short-term borrowings of $5,023,978 and unsecured bank loans of $574,333.

The average short-term borrowing rates for the three months ended September 30, 2023 and 2022 were approximately 4.52% and 4.28%. The average short-term borrowing rates for the nine months ended September 30, 2023 and 2022 were approximately 4.66% and 4.6%.

Long-term loans

As of September 30, 2023 and December 31, 2022, long-term loans were $11,270,053 and $9,040,002, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan is guaranteed by an independent third party. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. As of September 30, 2023 and December 31, 2022, total outstanding loan balance was $1,197,805 and $1,234,816, respectively, which are presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On June 19, 2023, the loan was extended for another 5 years and will be due and payable on June 20, 2028. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $29,713 and $280,466 as of September 30, 2023 and December 31, 2022, respectively. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of September 30, 2023 and December 31, 2022, the total outstanding loan balance was $3,481,536 and $3,589,582, which are presented as non-current liabilities and current liabilities in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of September 30, 2023 and December 31, 2022, the total outstanding loan balance was $2,228,474 and $2,297,332, respectively, which are presented as current liabilities and non-current liabilities in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of September 30, 2023 and December 31, 2022, the total outstanding loan balance was $1,810,635 and $1,866,582, respectively, which are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. As of September 30, 2023, the total outstanding loan balance was $2,507,034. Out of the total outstanding loan balance, current portion amounted was $1,267,445, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,239,589 is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2023.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB 400,000 from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 from July 2022 to July 2027. As of September 30, 2023 and December 31, 2022, the total outstanding loan balance was $44,569 and $51,690, respectively. Out of the total outstanding loan balance, current portion amounted $11,072 and $13,928, respectively, which are presented as current liabilities and the remaining balance of $30,641 and $40,204 are presented as non-current liabilities in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2023 and 2022 were $247,628 and $248,239, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2023 and 2022 were $760,807 and $753,789, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $354,748 and $357,021 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of September 30, 2023 and December 31, 2022, approximately $41,784 and $43,075 of interest, respectively were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance was due on July 12, 2021. On November 23, 2018, the Company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of September 30, 2023 and December 31, 2022, the outstanding interest was $191,422 and $197,338, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of September 30, 2023 and December 31, 2022, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and nine months ended September 30, 2023 and 2022. The accrued interest owing to Mr. Zhenyong Liu was approximately $590,227 and $608,465, as of September 30, 2023 and December 31, 2022, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered into an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $6,963,982 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,264,938 (RMB30,000,000) was repaid by Mr. Zhenyong Liu in August 2023. The remaining balance will be repaid in November 2023. Interest income of the loan for the nine months ended September 30, 2023 was $263,342.

As of September 30, 2023 and December 31, 2022, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended September 30, 2023 and 2022, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2023 and December 31, 2022 to translate the Chinese RMB to the U.S. Dollars are 7.1798:1 and 6.9646:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 7.0341:1 and 6.6410:1 for the nine months ended September 30, 2023 and 2022, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,317,669 (RMB31,000,000), which matures at various times in 2028. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

IT TECH PACKAGING, INC.

Date: November 9, 2023	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)