Form 10-K
period 2023-12-31
IT TECH PACKAGING, INC.
filed 2024-03-27
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 30, 2023 was approximately $4,476,376 based upon 9,524,204 shares of common stock held by non-affiliates and the closing price of the common stock of $0.47 per share on June 30, 2023.

As of March 27, 2024, there were 10,065,920 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

All references to “PRC” or “China” refers to the People’s Republic of China, including, for the purpose of this annual report, Taiwan, Hong Kong and Macau; all references to “RMB” or “Renminbi” refer to the legal currency of China; all references to “US$,” “dollars,” “U.S. dollars” and “$” refer to the legal currency of the United States.

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income and our audited consolidated balance sheets as of December 31, 2023 and 2022.

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

ii

PART I

Item 1. Business

IT Tech Packaging, Inc. (the “Company,” “IT Tech Packaging,” or “ITP”) is not an operating company but a Nevada holding company with operations primarily conducted by its subsidiaries and through contractual arrangements with Hebei Baoding Dongfang Paper Milling Company Limited, a People’s Republic of China company (“Dongfang Paper”), the variable interest entity, or VIE, based in China. IT Tech Packaging operated its business in China through its wholly-owned PRC subsidiaries, namely Baoding Shengde Paper Co., Ltd., a People’s Republic of China company (“Baoding Shengde”) and QianrongQianhui Hebei Technology Co., Ltd., a People’s Republic of China company (“Qianrong”) (together with Baoding Shengde, the “PRC Subsidiaries”), and Dongfang Paper, which we refer to as our VIE in this annual report, and rely on contractual arrangements that establish the VIE structure among Baoding Shengde, the VIE and VIE’s shareholders to operate our business in China.

IT Tech Packaging is a Nevada holding company with no operations of its own. Operations in China are primarily conducted through Dongfang Paper, the consolidated VIE. Dongfang Paper is consolidated for accounting purposes but is not an entity in which you own equity.

Investors in our common stock should be aware that they may never directly hold equity interests in the Chinese operating entities, but rather purchasing equity solely in IT Tech Packaging Inc., our Nevada holding company, which does not directly own substantially all of our business in China conducted by our PRC Subsidiaries and VIE. As a holding company with no material operations of our own, we conduct our operations through the VIE established in the PRC. We do not have any equity ownership of the VIE; instead, we control and receive the economic benefits of the VIE’s business operations through the VIE Agreements, and we consolidate the VIE for accounting purposes only because we met the conditions under the U.S. GAAP to consolidate the VIE. The VIE Agreements are used to provide contractual exposure to foreign investment in China-based companies where Chinese law prohibits direct foreign investment in the Chinese operating companies. Pursuant to the VIE Agreements, the VIE pays service fees equal to 80% of its total annual net profits to Baoding Shengde, while Baoding Shengde has the power to direct the activities of the VIE that can significantly impact the VIE’s economic performance and has the right to receive substantially all of the economic benefits of the VIE. Such contractual arrangements are designed so that the operations of the VIE are solely for the benefit of Baoding Shengde and ultimately, ITP. As such, under the U.S. GAAP, ITP is deemed to have a controlling financial interest in, and be the primary beneficiary of, the VIE for accounting purposes and must consolidate the VIE.

As a result of the prohibitions on direct investments by foreign enterprises, we conduct our production and distribution of paper products and medical face masks in China primarily through a series of VIE Agreements among Baoding Shende, the VIE and the VIE’s shareholders. Substantially all of the VIE’s operations are conducted in China in the paper making industry, over which the Chinese government exercises significant oversight and discretion. Due to PRC legal restrictions on foreign ownership in the paper making industry, ITP is unable to own any equity interest in the consolidated VIE. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where PRC laws restrict direct foreign investment in certain aspects of the paper making industry in which the VIE operates. As a result, you are not directly investing in and may never hold equity interests in the VIE in China. The VIE structure involves unique risks to investors. The VIE Agreements have not been tested in a court of law and may not be effective in providing control over the VIE as would direct equity ownership. We are subject to risks due to the uncertainty of the interpretation and application of the laws and regulations of the PRC regarding the consolidated VIE and the VIE structure, including, but not limited to, regulatory review of overseas listing of PRC companies through a special purpose vehicle and the validity and enforcement of the contractual arrangements with the consolidated VIE. We are also subject to the risk that the Chinese regulatory authorities could disallow the VIE structure, which could result in a material change in the operations of us, the consolidated VIE and the value of ITP’s securities could decline or become worthless.

We have evaluated the guidance in FASB ASC 810 and determined that the Baoding Shengde is the primary beneficiary of the VIE that is party to the relevant VIE Agreements for accounting purposes, because, pursuant to the VIE Agreements, shareholders of the VIE lack the right to receive any expected residual returns from the VIE, shareholders of the VIE lack the ability to make decisions about the activities of the VIE that have a significant effect on their operation and substantially all of the VIE’s businesses are conducted on behalf of ITP or its subsidiaries. Such contractual arrangements are designed so that the operations of the VIE are solely for the benefit of Baoding Shengde and, ultimately, ITP. ITP has indirect ownership in 100% of the equity in Baoding Shengde. Accordingly, under U.S. GAAP, we treat the VIE as a consolidated affiliated entity and have consolidated its financial results in our financial statements. As used in this annual report, “we,” “ITP,” “us,” “our company” and “our” refers to ITP and its subsidiaries, and, in the context of describing the operations and consolidated financial information, “we, the consolidated VIE and its subsidiary”.

We are also subject to legal and operational risks associated with being based in and having the majority of the Company’s operations in China. These risks may result in a material change in our operations, or a complete hindrance of our ability to offer or continue to offer our securities to investors, and could cause the value of such securities to significantly decline or become worthless. Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We do not believe that these regulatory actions or statements impact our ability to conduct our business, accept foreign investments, or list on a U.S. or other foreign exchange. But because these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on the consolidated VIE’s daily business operations or ITP’s ability to accept foreign investments and remain listed on the NYSE American. For a description of relevant risks related to our corporate structure, see “Risk Factors – Risks Relating to Doing Business in China” and “Risk Factors – Risks Relating to Our Corporate Structure.”

Corporate History

IT Tech Packaging was incorporated in the State of Nevada on December 9, 2005, under the name “Carlateral, Inc.” Through the steps described below, we became the holding company with operations primarily conducted by our subsidiaries and our VIE, Dongfang Paper, a producer and distributor of paper products in China, on October 29, 2007. Effective on August 1, 2018, we changed our corporate name to “IT Tech Packaging, Inc.” The name change was effected through a parent/subsidiary short-form merger of IT Tech Packaging, Inc., our wholly-owned Nevada subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. In connection with the name change, our common stock began being traded under a new NYSE symbol, “ITP,” at such time.

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

Recent Regulatory Developments

On January 4, 2022, the Cyberspace Administration of China, or CAC, issued the revised Measures on Cyberspace Security Review (the “Revised Measures”), which came into effect on February 15, 2022. Under the Revised Measures, any “network platform operator” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review.

We do not believe we are “network platform operator” who control over one million personal information as mentioned above; as such, we believe we are currently not be subject to the cybersecurity review by the CAC. However, the definition of “network platform operator” is unclear and it is also unclear on how it will be interpreted and implemented by the relevant PRC governmental authorities. See “Risk factors — Risk Factors Relating to Doing Business in China — Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.”

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

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. If a domestic company fails to complete the filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties by the CSRC, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. As a listed company, we believe that we, all of our PRC Subsidiaries, the consolidated VIE and its subsidiary are not required to fulfill filing procedures and obtain approvals from the CSRC to continue to offer our securities or operate business of the consolidated VIE and its subsidiary as of the date of this annual report. In addition, to date, none of us, our PRC Subsidiaries, the consolidated VIE and its subsidiary has received any filing or compliance requirements from CSRC for the listing of the Company at NYSE American and all of its overseas offerings. Furthermore, based on our understanding of the current PRC laws, we believe that the CSRC’s approval is not required to be obtained for the Company’s listing on NYSE American; however, there are substantial uncertainties regarding the interpretation and application of the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), other PRC Laws and future PRC laws and regulations, and there can be no assurance that any governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein. See “Risk Factors — Risk Factors Relating to Doing Business in China — The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). While such rules have become into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless”

On December 24, 2021, the Standing Committee of the National People’s Congress issued Law of the People’s Republic of China on the Prevention and Control of Noise Pollution (the “Prevention and Control of Noise Pollution Law”), which became effective on June 5, 2022. According to the Prevention and Control of Noise Pollution Law, entities subject to the pollutant discharge licensing management requirements shall not emit industrial noise without a pollutant discharge permit and shall prevent and control noise pollution according to the requirements of the pollutant discharge permit. The noise pollution has been included in the Pollution Discharge Permit, and we conduct quarterly test on the noise through qualified testing institutions to comply with the laws, which is required by laws.

Consolidation

We conduct substantially all of our business in China through contractual arrangements with Dongfang Paper, the VIE, due to PRC legal restrictions of foreign ownership in certain sectors. Substantially most of IT Tech Packaging’s revenues, costs and net income in China are directly or indirectly generated through the VIE. IT Tech Packaging, through Baoding Shengde, has signed various agreements with the VIE and shareholders of the VIE to allow the transfer of economic benefits from the VIE to Baoding Shengde and to direct the activities of the VIE.

Total assets and liabilities presented on IT Tech Packaging’s consolidated balance sheets and revenue, expense, net income presented on consolidated statement of operations and comprehensive income as well as the cash flow from operating, investing and financing activities presented on the consolidated statement of cash flows are substantially the financial position, operation and cash flow of the VIE. As of December 31, 2023, our variable interest entity accounted for an aggregate of 94.81% and 75.92% of our total assets and total liabilities. As of December 31, 2022, our variable interest entity accounted for an aggregate of 88.54% and 72.59% of our total assets and total liabilities. As of December 31, 2023 and 2022, $3,705,111 and $7,612,294 of cash and cash equivalents were denominated in RMB, respectively.

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

	As of
	December 31,	December 31,
	2023	2022

Current assets	$26,317,876	$33,832,930
Total non-current assets	$158,555,747	$147,178,884
Total Assets	$184,873,623	$181,011,814
Total liabilities	$20,084,995	$16,784,877

	For the Fiscal Year Ended
	December 31,
	2023	2022

Net cash provided by operating activities	$17,444,376	$13,064,529
Net cash used in investing activities	$(22,239,297)	$(7,494,805)
Net cash provided by (used in) financing activities	$3,965,631	$(7,074,857)

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

IT Tech Packaging conducts its business operations in China through its PRC Subsidiaries and Dongfang Paper, the VIE. If needed, IT Tech Packaging can transfer cash to the PRC Subsidiaries through loans and/or capital contributions, and the PRC Subsidiaries can transfer cash to IT Tech Packaging through issuing dividends or other distributions. The PRC Subsidiaries can transfer cash to the VIE through intercompany loans and capital contributions, and the VIE can transfer cash to the PRC Subsidiaries as services fees under the VIE contractual arrangements. For the year ended December 31, 2023, the major cash flows occurred between IT Tech Packaging, its subsidiaries and the VIE included (i) loans in the total amount of $4,251,821 provided by Baoding Shengde to Tengsheng Paper; (ii) loans in the total amount of $2,834,547 from Baoding Shengde loans to Dongfang Paper; (iii) the payment in the amount of $5,491,139 made from Dongfang Paper to Baoding Shengde for purchase of raw materials; and (iv) funding through Shengde Holdings Inc. to Qianrong, with an amount of $500,000 as capital contributions. We do not have an established cash management policy that dictates how funds are transferred between us, our subsidiaries, consolidated VIE and its subsidiary. We do not, at this time, intend to distribute earnings or settle amounts owed under the VIE Agreements.

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

Holding Foreign Company Accountable Act (“HFCAA”)

Our common stock may be delisted from the NYSE American under the Holding Foreign Companies Accountable Act (“HFCAA”), if the PCAOB is unable to adequately inspect audit documentation located in China, or investigate our auditor. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022, amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. Our auditor, GGF CPA Limited, is a China-based accounting firm registered with the PCAOB, and is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. On August 26, 2022, the PCAOB signed the Protocol with the CSRC and the MOF of the People’s Republic of China, governing inspections and investigations of audit firms based in mainland China and Hong Kong. The Protocol remains unpublished and is subject to further explanation and implementation. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in China mainland and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in China mainland and Hong Kong is subject to uncertainty and depends on a number of factors out of our, and our auditor’s control. The PCAOB is continuing to demand complete access in China mainland and Hong Kong moving forward and is already making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed. Therefore, the PCAOB in the future may determine that it is unable to inspect or investigate completely registered public accounting firms in mainland China and Hong Kong. Our auditor’s working papers related to us and the consolidated VIE and its subsidiary are located in China. If our auditor is not permitted to provide requested audit work papers located in China to the PCAOB, investors would be deprived of the benefits of PCAOB’s oversight of our auditor through such inspections which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA, which would result in the delisting of our securities from the NYSE American.

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

Risks Relating to our Business

●	Our operating history may not serve as an adequate basis to judge our future prospects and results of operations.

●	Dongfang Paper and Baoding Shengde’s failure to compete effectively may adversely affect our ability to generate revenue.

●	We may not be able to effectively control and manage our growth.

●	We, through our subsidiaries, may engage in future acquisitions that could dilute the ownership interests of our stockholders and cause us to incur debt and assume contingent liabilities.

●	We are responsible for the indemnification of our officers and directors.

●	We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

●	We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire these personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

●	Our operating results may fluctuate as a result of factors beyond our control.

●	We face risks related to product liability claims.

●	Our operating results also depend on the availability and pricing of energy and raw materials.

●	A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales, and/or negatively affect our net income.

●	Our certificates, permits, and licenses related to our papermaking operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

●	Compliance with environmental regulations is expensive, and noncompliance may result in adverse publicity and potentially significant monetary damages and fines or suspension of our business operations.

●	If we are unable to respond to pricing pressures, our business may be harmed.

●	If we fail to introduce enhancements to our existing products or to develop new products, our business and results of operations could be adversely affected.

●	We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

●	Our failure to protect our intellectual property rights may undermine our competitive position, and external infringements of our intellectual property rights may adversely affect our business.

●	We may be subject to intellectual property infringement claims or other allegations, which may materially and adversely affect our business, financial condition and prospects.

Risks Related To Doing Business in the PRC

●	The PRC government has significant oversight and discretion over the conduct of a PRC company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

●	The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). While such rules have become into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless.

●	Recent greater oversight by the Cyberspace Administration of China, or the “CAC,” over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact the business of us, the consolidated VIE and its subsidiary and investing in our securities.

●	The occurrence of security breaches and cyber-attacks could negatively impact our business.

●	Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

●	Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

●	The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may harm our business.

●	A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

●	Our PRC Subsidiaries, consolidated VIE and its subsidiary in China are subject to restrictions on making dividends and other payments to us or any other affiliated company.

●	We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

●	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of investors’ investment.

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from making loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

●	The fluctuation of the Renminbi may harm your investment.

●	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may materially adversely affect us.

●	While the approval and/or other requirements of the CSRC or other PRC governmental authorities are currently not required, they may be required, in connection with our oversea listing under PRC rules, regulations or policies, and, if required, we cannot predict whether or how soon we will be able to obtain such approval.

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

●	The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

●	Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for you to effect service of legal process, enforce your rights based on U.S. federal securities laws against us and our officers or to enforce U.S. court judgment against us or them in the PRC.

●	It may be difficult for overseas regulators to conduct investigation or collect evidence within China.

●	We may be required to broaden the coverage of the mandatory social security insurance programs under the Labor Law of the PRC.

●	The current tensions in international trade and rising political tensions, particularly between U.S. and China, may adversely impact our business, financial condition, and results of operations.

Risks Related to Our Corporate Structure

●	Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

●	Any failure by our consolidated VIE or their shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

●	In order to comply with PRC regulatory requirements, we operate our businesses through companies with which we have contractual relationships but in which we do not have controlling ownership.

●	Because we rely on the consulting services agreement with Dongfang Paper for essentially all of our revenue and cash flows, any difficulty for Dongfang Paper to pay consulting fees to Baoding Shengde under the consulting agreement may have a material adverse effect on our operations.

●	If the PRC government determines that the contractual agreements constituting part of our VIE structure do not comply with applicable PRC regulations, or if these regulations change or are interpreted differently in the future, we may be unable to assert our contractual rights over the assets of the VIE, and our common stock may decline in value.

●	The contractual arrangements under a VIE Structure may not be as effective as direct ownership in respect of our relationship with the VIE, and thus, we may incur substantial costs to enforce the terms of the arrangements, which we may not be able to enforce at all.

●	The shareholders of Dongfang Paper may have actual or potential conflicts of interests with us, which may adversely affect our business.

●	We may lose the ability to use and enjoy assets held by the VIE that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

●	Our arrangements with Dongfang Paper and its shareholders may be subject to a transfer pricing adjustment by the PRC tax authorities which could have an adverse effect on our income and expenses.

●	We may lose the ability to use, or otherwise benefit from, the licenses, approvals and assets held by the VIE, which could severely disrupt our business, render us unable to conduct some of our business operations and constrain our growth.

●	The exercise of our option to purchase part or all of the equity interests in Dongfang Paper under the Call Option Agreement might be subject to approval by the PRC government. Our failure to obtain this approval may impair our ability to substantially control Dongfang Paper and could result in actions by Dongfang Paper that conflict with our interests.

Risks Related to Our Common Stock

●	Our common stock may be delisted from the NYSE American under the Holding Foreign Companies Accountable Act if the PCAOB is unable to adequately inspect audit documentation located in China. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment..

●	If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

●	If we become directly subject to the scrutiny involving U.S. listed Chinese companies, we may have to expend significant resources to investigate and/or defend the matter, which could harm our business operations, stock price and reputation.

●	Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

●	We may not continue to pay cash dividends and any return on investment may be limited to the value of our common stock.

●	Our common stock may be affected by limited trading volume and may fluctuate significantly.

●	Future financings may dilute stockholders or impair our financial condition.

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

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM6”) production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2023, corrugating medium paper comprised approximately 97.06% of our total paper production quantities and roughly 94.47% of our total revenue. Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of a renovated PM1 production line. The renovated PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used as a construction material for wall and floor insulation or to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging that requires light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry. Revenue from offset printing paper was $3,215,190 with 5,573 tonnes sold for the year ended December 31, 2023. Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018 and November 2019, we completed the construction, installation and test of operation of PM8 and PM9, respectively, and commercially launched tissue paper production of PM8 and PM9 at such time. On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company entered into an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run. The machine supplier was delayed because of pandemic. We are closely following up the provider for further actions. Tissue paper products comprised approximately 0.52% of our total paper production quantities and approximately 1.51% of our total sales revenue for the year ended December 31, 2023.

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

Market for our Products

The PRC Paper Making Industry

According to the 2022 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 2,500 paper and paper board manufacturers in China, with a total output of 124.25 million tonnes, up by 2.64% from 121.05 million tonnes in 2021. Total domestic consumption was 124.03 million tonnes in 2022, down by 1.94% from 126.48 million tonnes in 2021.

The output of paper and paper board maintained an average growth rate of approximately 2.32% during the ten-year period from 2013 to 2022, while consumption increased at an average annual rate of 2.67%. The growth is expected to continue. It is estimated that China currently has the largest paper and paper board products output and consumption in the world. (Data source: 2022 Annual Report of China Paper Manufacturing, May 2023,China Paper Association)

Unit: Million tons

Data source: 2022Annual Report of China’s Paper Industry, May 2023, China Paper Association

Corrugating medium paper production in China totaled 27.70 million tonnes in 2022, a 3.17% increase from 2021. Consumption of corrugating medium paper in China amounted to 30.10 million tonnes in 2022, an increase of 1.11% as compared to 2021.

Uncoated offset printing paper production in China totaled 17.35 million tonnes in 2022, a 0.87% increase from 2021. Consumption of uncoated offset printing paper in China amounted to 16.78 million tonnes in 2022, a decrease of 6.41% as compared to 2021.

The paper making industry in China is concentrated in the east coast provinces. The largest paper production capacities by province for 2022 and 2021 (the most recent year for which relevant information is available) are summarized in the table below. The three provinces with largest capacities showed moderate decreases in paper production capacities.

	2022 Capacity	2021 Capacity	%
Province	(10k tonnes)	(10k tonnes)	Change
Shandong	2,015	2,035	(0.98)
Guangdong	1,969	1,970	(0.05)
Jiangsu	1,373	1,415	(2.97)
Zhejiang	1,193	1,050	13.62
Fujian	821	845	(2.84)
Henan	715	672	6.40
Hubei	592	570	3.86
Guangxi	559	423	65.88
Chongqing	408	423	(3.55)
Hebei	378	408	(7.35)

Data Sources: 2022 Annual Report of China’s Paper Industry, May 2023, China Paper Association

Customers

We generally sell our corrugating medium paper to companies making corrugating cardboards and offset printing paper to printing companies. Our largest customer is a packaging company in Hebei Province. Our total corrugating medium and offset printing paper revenue in 2023 was primarily derived from customers in Hebei Province and Shandong Province.

For the year ended December 31, 2023, five major customers who individually accounted for more than 5% of our total sales revenue are as follows:

	2023
	Sales
	Amount
	(USD$, net of	% of
	applicable	Total
	VAT)	Revenue
Company A (Hebei)	6,387,786	7.38%
Company B (Shandong)	6,167,272	7.13%
Company C (Hebei)	6,097,717	7.05%
Company D (Shandong)	6,085,824	7.03%
Company E (Tianjin)	6,006,103	6.94%
Total Major Customers	30,744,703	35.53%

Eight of our top-ten customers of 2023 are also in the top-ten customer list in 2022, representing 85.66% of the 2022 top-ten customer sales.

Target Market

We target corporate customers in the middle range of the marketplace, where, with solid quality and competitive pricing, we see potential for high volume growth for corrugating medium paper and offset printing paper. Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2023, we had six PM production lines in operation and are in the process of launching one more that is designated as PM7. These production lines include the followings:

	Paper Product	Designed Capacity
PM#	Produced	(tonnes/year)	Owned by	Operated by	Status as of December 31, 2023
PM1	Corrugating Medium Paper	60,000	Dongfang Paper	Dongfang Paper	In production
PM2	Offset Printing Paper	50,000	Dongfang Paper	Dongfang Paper	In production
PM3	Offset Printing Paper	40,000	Dongfang Paper	Dongfang Paper	In production
PM4	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM5	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM6	Corrugating Medium Paper	360,000	Baoding Shengde	Dongfang Paper***	In production
PM7*	Specialty paper	10,000	Dongfang Paper	Dongfang Paper	In renovation
PM8	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production
PM9	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	In production.
PM10	Tissue paper	20,000	Dongfang Paper	Dongfang Paper	In construction

*:	Paper machines under renovation, under construction, or in the planning stage.

***:	PM6 is funded and owned by Baoding Shengde; ancillary facilities that support the PM6 operation are built and owned by Dongfang Paper.

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

We sign annual raw materials supplier contracts with our suppliers. Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials. For the year ended December 31, 2023, we had two large suppliers which accounted for approximately 72% and 17% of our total purchases, respectively.

For the year ended December 31, 2023, three major suppliers who individually accounted for more than 5% of our total purchase are as follows:

	2023
	Purchase	% of
	Amount	Total
	(USD$)	Purchase
Company A (Hebei)	56,159,754	72%
Company B (Hebei)	13,631,622	17%
Company C (Hebei)	5,034,368	6%
Total Major Suppliers	64,825,744	95%

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

Research and Development

Our R&D activities are carried out by a task force led by a group of senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians. The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling, digital photo paper and tissue paper manufacturing) to R&D expenses. Our R&D efforts in 2023 were focused on evaluating and developing new products that are in the pipeline for 2023 and included developing and improving the manufacturing process of Light-Weight CMP and the production and packaging technology of tissue paper.

One of our production lines, PM7, is under renovation. Since the fourth quarter of 2010, we have spent approximately $1.57 million in machine parts and new components to renovate this production line, with which we expect to produce certain specialty papers, including wood-grain deco and furniture paper, wallpaper and paper with security features (for anti-counterfeiting purposes). While we are optimistic about the prospect of the specialty papers, we cannot guarantee the launch of the specialty paper production or the success of such renovation.

Intellectual Property

The Company has registered eight trademarks with the Trademark Bureau under the State of Administration for Industry & Commerce.

Trademark	Certificate No.	Category	Registrant	Valid Term
Shuangxing	3298963	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotype solution, diazo paper	Dongfang Paper	April 7, 2014 through April 6, 2024
Fangmenglai	12955328	Toilet paper, handkerchief tissues, tissues, paper napkins, paper mats, beer mats, paper place mats, printing paper (including offset paper, newsprint, books paper, bond paper, plate paper and halftone paper), coated paper	Dongfang Paper	December 28, 2014 through December 27, 2024
Fangqingxin	12955235	Toilet paper, handkerchief tissues, tissues for makeup remover, paper napkin, tissues, paper duster cloth, paper face towels, paper table cloth, paper tablecloths, drawer liner (with or without flavor)	Dongfang Paper	December 28, 2014 through December 27, 2024
Kaimeilai	20212149	Xuan Paper (for traditional Chinese painting and calligraphy), Paper, tissue paper, watercolor paper, writing paper, printing publications, ink, painting brush, packaging plastic film, color box, photographic plate, heliographic paper	Baoding Shengde	July 28, 2017 through July 27, 2027
Lanmeier	15635879	Paper table cover, paper pinafore, drawer lining (with flavor or not)	Tengsheng Paper	November 21, 2016 through November 20, 2026
Qingmu	15635916	Tissue paper, paper handkerchief, paper napkin, facial paper, grained paper, cardboard, white board, container board, kraft liner, corrugated medium paper (board)	Tengsheng Paper	January 7, 2016 through January 6, 2026
Rongou	20063034	Paper, tissue paper, paper handkerchief, paper napkin, facial paper, paper billboard, cleansing tissue, packaging paper or plastic bag (envelop, sachet), carton, paper box	Tengsheng Paper	July 14, 2017 through July 13, 2027
Weizun	15636093	Coasters, paper table cover, paper costers, cleansing paper	Tengsheng Paper	February 28, 2016 through February 27, 2026

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

Human Capital Resources

Employee Profiles

As of December 31, 2023, we have approximately 383 full time employees, all of whom were based in PRC. As of December 31, 2023, approximately 24.3% of our current workforce is female and 75.7% male. These employees are organized into a labor union under the labor laws of the PRC and have collective bargain power against us. We generally maintain good relations with our employees and the labor union.

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

Executive Officers

For information regarding our executive officers as of March 27, 2024, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

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

In addition to our dependence upon wood pulp, recycled white scrap paper and paperboard costs, our operating results depend on the availability and pricing of energy and other raw materials. An interruption in the supply of supplemental chemical agents could cause a material disruption at our mill. In addition, an interruption in the supply of natural gas could cause a material disruption at our facilities. At present, our raw materials including natural gas are purchased from a number of suppliers, of which the three largest suppliers account for over 95% of all purchases. If any of these contracts were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change creating a significant increase in the price of natural gas and recycled paper, we may not be able to find alternative, comparable suppliers or suppliers capable of providing gas to us on terms or in amounts satisfactory to us.

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

In 1988, the National Environmental Protection Bureau issued Interim Measures on the Administration of Water Pollutants Discharge Permits, requiring all companies discharging pollution into the water as a direct or indirect byproduct of production to adhere to certain caps on pollution discharge. On January 24, 2021, the State Council issued Regulations on the Administration of Pollutant Discharge Permits, which has effected since March 1, 2022. Additionally, such companies were required to obtain and annually renew a Pollution Discharge Permit in order to conduct their operations. On December 24, 2021, the Standing Committee of the National People’s Congress issued Law of the People’s Republic of China on the Prevention and Control of Noise Pollution (the “Prevention and Control of Noise Pollution Law”), which became effective on June 5, 2022. According to the Prevention and Control of Noise Pollution Law, entities subject to the pollutant discharge licensing management requirements shall not emit industrial noise without a pollutant discharge permit and shall prevent and control noise pollution according to the requirements of the pollutant discharge permit. The noise pollution has been included in the Pollution Discharge Permit, and we conduct quarterly test on the noise through qualified testing institutions to comply with the laws, which is required by laws.

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

The failure by us to maintain or obtain any certificate, permit, and license necessary for our operations or the failure by us to obtain the renewal of any such certificate, permit or license may materially and adversely affect our business, prospects, financial condition and results of operation.

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

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

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

The Trial Measures, when coming into effect on March 31, 2023, may subject us to additional compliance requirements in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Trial Measures on a timely basis, or at all. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer our securities, cause significant disruption to our business operations, and severely damage our reputation, which would materially and adversely affect our consolidated financial condition and results of operations and cause our securities to significantly decline in value or become worthless. We believe that we, our PRC Subsidiaries, the consolidated VIE and its subsidiary are not required to fulfill filing procedures and obtain approvals from the CSRC to continue to offer our securities or operate the business of the consolidated VIE and its subsidiary. In addition, to date, none of us, our PRC Subsidiaries, consolidated VIE and its subsidiary have received any filing or compliance requirements from CSRC for the listing of the Company at NYSE American and all of its overseas offerings. Based on our understanding of the current PRC laws, we believe that the CSRC’s approval is not required to be obtained for ITP’s continued listing on NYSE American; however, there are substantial uncertainties regarding the interpretation and application of the M&A Rules, other PRC Laws and future PRC laws and regulations, and there can be no assurance that any PRC governmental agency will not take a view that is contrary to or otherwise different from our belief stated herein.

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

We believe none of us, our PRC Subsidiaries, the consolidated VIE or its subsidiaries is a CIIO, and we believe that, to date, we, all of our PRC Subsidiaries, the consolidated VIE and its subsidiary are not required to go through cybersecurity review from the CAC to continue to offer our securities or operate the business of the consolidated VIE and its subsidiary. In addition, as of the date of this annual report, we, our PRC Subsidiaries, consolidated VIE and its subsidiary have not received any notice from any authorities identifying us as a CIIO or requiring us to go through cybersecurity review or network data security review by the CAC. We, our PRC Subsidiaries, consolidated VIE and its subsidiary have not been required to obtain any approvals or permits from CAC. When the Cybersecurity Review Measures become effective and if the Security Administration Draft is enacted as proposed, we believe that the operations of the consolidated VIE and its subsidiary and our listing will not be affected and that we, the consolidated VIE and its subsidiary will not be subject to cybersecurity review or network data security review by the CAC, given that: (i) as a company that mainly engages in paper production and distribution, our PRC Subsidiaries, the consolidated VIE and VIE’s subsidiaries are unlikely to be classified as CIIOs by the PRC regulatory agencies; (ii) we, the consolidated VIE and its subsidiary possess personal data of fewer than one million individual clients in the business operations as of the date of this annual report and do not anticipate that we, the consolidated VIE and its subsidiary will be collecting over one million users’ personal information in the near future, which we understand might otherwise subject us, the consolidated VIE and its subsidiary to the Cybersecurity Review Measures; and (iii) data processed in the business of the consolidated VIE and its subsidiary is unlikely to have a bearing on national security and therefore is unlikely to be classified as core or important data by the authorities. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we, the consolidated VIE and its subsidiary will not be subject to cybersecurity review and network data security review in the future. During such reviews, we, the consolidated VIE and its subsidiary may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect the business, financial conditions, and results of operations of us, the consolidated VIE and its subsidiary.

The occurrence of security breaches and cyber-attacks could negatively impact our business.

Information technology systems are important to our business and operations. We are subject to attempts to compromise our security and information systems, including denial of service attacks, viruses, malicious software or ransomware, and exploitations of system flaws or weaknesses. Error or malfeasance or other irregularities may also result in the failure of our or our third-party service providers’ cybersecurity measures and may give rise to a cybersecurity incident. The techniques used to conduct security breaches and cyber-attacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until launched against us or our third-party service providers. We or our third-party service providers may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. The primary risks that could directly result from the occurrence of security breaches and cyber-attacks include operational interruption, financial losses, personal information leakage and non-compliance. The occurrence of such incidents could negatively impact our business operations and our relationships with customers and employees, and damage our reputation. If we or our third-party service providers are unable to avert security breaches and cyber-attacks, we could incur significantly higher costs, including remediation costs to repair damage caused by the breach, costs to deploy additional personnel and network protection technologies, train employees and engage third-party experts and consultants, as well as litigation costs resulting from the incident. These costs, which could be material, could adversely impact our results of operations in the period in which they are incurred and may not meaningfully limit the success of future attempts to breach our information technology systems.

Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

We receive and maintain certain personal, financial and other information about our customers in various information systems that we maintain and in those maintained by third-party service providers. Our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, can contain personal, financial or other information of our employees. We also maintain important proprietary and other confidential information related to our operations. As a result, we face risks inherent in handling and protecting information.

If our security and information systems or the security and information systems of third-party service providers are compromised for any reason, including as a result of data corruption or loss, security breach, cyber-attack or other external or internal methods, or if our employees, or service providers fail to comply with laws, regulations and practice standards, and this information is obtained by unauthorized persons, used or disclosed inappropriately or destroyed, it could subject us to litigation and government enforcement actions, cause us to incur substantial costs, liabilities and penalties and/or result in a loss of customer confidence, any and all of which could adversely affect our business, reputation, ability to attract new customers, results of operations and financial condition.

In addition, our business may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

On April 13, 2020, twelve Chinese government agencies jointly promulgated the Measures for Cybersecurity Review (2020 version) (“Old Measures”), which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators (“CIIOs”) who intend to procure network products and services that affect or may affect national security shall be subject to a cybersecurity review. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect in September 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security. Moreover, the CAC issued the Measures of Cybersecurity Review (Revised Draft for Comments) on July 10, 2021, which requires operators with personal information of more than one million users who want to list abroad to file a cybersecurity review with the CAC. Furthermore, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection.

The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, PRC Cybersecurity Law and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

On January 4, 2022, the CAC issued the revised Measures on Cyberspace Security Review (the “Revised Measures”) that has come into effect on February 15, 2022, which required that, among others, in addition to “operator of critical information infrastructure,” any “network platform operator data processor” controlling personal information of no less than one million users which seeks to list in a foreign stock exchange should also be subject to cybersecurity review. We do not believe we are among the “operator of critical information infrastructure” or “network platform operator data processor” who control over one million personal information as mentioned above; however, the definition of “network platform operator” is unclear. The revised draft of the Measures for Cybersecurity Review is in the process of being formulated and it is also unclear on how it will be interpreted, amended and implemented by the relevant PRC governmental authorities. The Revised Measures also establish a Cybersecurity Review Office (the “CRO”), an administrative body within the CAC, to formulate the regulations for cybersecurity review and to lead the cybersecurity review process. Applicable CIIOs and NP operators are required to submit an application to the CRO, and the CRO will assess whether a cybersecurity review is required.

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

We believe that we are currently not be subject to the cybersecurity review by the CAC, given the factors discussed above. However, there remains uncertainty as to how the Revised Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Revised Measures. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

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

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. In 2023, China’s Gross Domestic Product (“GDP”) growth rate was 5.2% as compared to 3.0% in 2022. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

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

For the year ended December 31, 2023, the cash flows occurred between IT Tech Packaging, its subsidiaries and the VIE included (i) loans in the amount of $4,233,999 provided by Baoding Shengde to Tengsheng Paper; (ii) loans in the amount of $2,822,666 provided by Baoding Shengde to Dongfang Paper; (iii) the payment in the amount of 5,468,122 made by Dongfang Paper to Baoding Shengde for purchase of raw materials; and (iv) funding through Shengde Holdings Inc. to Qianrong, with an amount of $500,000 as capital contributions. We do not have an established cash management policy that dictates how funds are transferred between us, our PRC Subsidiaries, consolidated VIE and its subsidiary. We do not, at this time, intend to distribute earnings or settle amounts owed under the VIE Agreements.

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

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by IT Tech Packaging to its PRC Subsidiaries or with respect to future capital contributions by IT Tech Packaging Inc. to its PRC Subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

The fluctuation of the Renminbi may harm your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2023, $1 is converted into 7.0827 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Dongfang Paper’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus, if we raise 1,000,000 U.S. dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB6,020,295 as opposed to RMB 7,082,700 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus, if Dongfang Paper has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $122,773 as opposed to $141,189 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in an approximately 4.55% appreciation of the Renminbi against the U.S. dollar as of December 31, 2023. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant depreciation of the Renminbi against the U.S. dollar.

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

In addition, the PRC government authorities may strengthen oversight over offerings that are conducted overseas. For instance, on July 6, 2021, the relevant PRC governmental authorities promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, which emphasized the need to strengthen the supervision over overseas listings by PRC companies. Effective measures, such as promoting the construction of relevant regulatory systems, are to be taken to deal with the risks and incidents of China-based overseas-listed companies, cybersecurity and data privacy protection requirements and similar matters. The Measures for Cybersecurity Review issued by the CAC on January 4, 2022 also required that, among others, “critical information infrastructure” or internet platform operator holding over one million users’ personal information to apply for a cybersecurity review before any listing at a foreign country. These statements and regulations are recently issued and there remain substantial uncertainties about their interpretation and implementation.

On February 17, 2023, the CSRC released the Trial Administrative Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies, or the Trial Measures. and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures and report relevant information to the CSRC. For more information about the Trial Measures, see “Risk Factors — Risk Factors Relating to Doing Business in China — The CSRC has released the Trial Measures for Administration of Overseas Securities Offerings and Listings by Domestic Companies (the “Trial Measures”). While such rules have become into effect, the Chinese government may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers, which could significantly limit or completely hinder our ability to continue to offer our securities to investors and could cause the value of our securities to significantly decline or become worthless”

We believe that, as of the date of this annual report, we are not required to obtain any permission from PRC authorities to operate and issue securities to foreign investors, including permissions from the CSRC or CAC. However, there is no guarantee that this will continue to be the case in the future in connection with the listing or continued listing of our securities on NYSE American, or even in the event such permission or approval is required and obtained, the approval could be subsequently revoked or rescinded. Any failure to obtain or a delay in obtaining the necessary permissions from the PRC authorities to conduct offerings or listing outside of China may subject us to sanctions imposed by the PRC regulatory authorities. If we do not receive or maintain the approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our company’s securities, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

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

Our Chairman, Chief Executive Officer and 5.3% shareholder, Zhenyong Liu, owns 100% of the equity interest in Dongfang Paper. Conflicts of interests between his duties to IT Tech and to Dongfang Paper may arise. We cannot assure you that when conflicts of interest arise, he will act in the best interests of IT Tech or that any conflict of interest will be resolved in our favor. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

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

Our auditor, GGF CPA Limited , the independent registered public accounting firm that issued the audit report included in our annual report, an auditor of companies that are traded publicly in the United States and a China-based accounting firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2023, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

As of March 27, 2024, there were 10,065,920 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 5.3% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 5.3% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE American.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity.

We face risks associated with cybersecurity. For additional details on risks from cybersecurity threats, please refer to “Item 1A. Risk Factors - The occurrence of security breaches and cyber-attacks could negatively impact our business.” and “- Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.”

The purpose of our cybersecurity program is to assess, identify, manage and mitigate cybersecurity risk while supporting the achievement of our business objectives. Under our comprehensive risk management program, the Board of Directors of the Company maintains oversight of the most significant risks facing the Company, including cybersecurity risks, while senior management is responsible for the identification and prioritization of risks that are material to our business, corresponding risk-mitigation efforts and day-to-day management of our risk management program. The full Board of Directors retains oversight over management’s cybersecurity efforts. At least annually, and often more frequently, our Board of Directors receives cybersecurity briefings from senior executives, including, when appropriate, executives focused on cybersecurity matters.

Our companywide cybersecurity policy sets the framework for our approach to cybersecurity. Each business unit and our corporate headquarters designates individuals with appropriate qualifications and experience to be responsible for addressing cybersecurity matters, including assessing, identifying and managing risks from cybersecurity threats, with a direct reporting line to senior management. Under our approach to cybersecurity, each business unit designs and operates its own information and cybersecurity program tailored to its market, customer requirements, regulatory requirements and threats. Our cybersecurity policy and procedures are designed to ensure senior management receives timely and adequate information regarding cybersecurity matters, including threats and incident response, as appropriate to the matter. Our policies and procedures are also designed to oversee and identify material cybersecurity risks related to third-party vendors and service providers.

As part of our approach to cyber risk management, we regularly perform internal audits of internal processes and controls relating to cybersecurity. From time to time, as appropriate under our overall cybersecurity program, we engage third-party experts to support the assessment of cyber related risks, including to conduct cyber penetration testing.

To its knowledge, the Company has not experienced a material cybersecurity breach within the last three years, nor identified any risks from cybersecurity threats that have materially affected us, including our business strategy, results of operations or financial condition.

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

The office building and essentially all industrial-use buildings at our headquarters (the “Industrial Buildings”) are leased to us by a third party, Hebei Fangsheng Real Estate Development Co. Ltd. (“Hebei Fangsheng”), for a term of up to three years starting August 2013, with an annual rental payment of approximately $155,101 (RMB1,000,000). The lease agreement expired in August 2016. The lease agreement was renewed in August 2022 with a term of six years with the same rental payments as provided for in the original lease agreement., with the same rental payment as original lease agreement.”

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

As of December 31, 2023, our facilities include a total of nine production lines, among which PM7 is currently idle and under renovation, and each PM4 and PM5 (both for digital photo paper) has been suspended, nine warehouses, two office buildings, two cafeterias, and five dormitories.

Item 3. Legal Proceedings

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business. We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects other than the following:

In February 17, 2022, FT Global Capital, Inc. (“FTG”), filed a lawsuit against the Company in the Commercial Division of New York Supreme Court. FTG has brought a breach of contract action against the Company to recover fees in connection with an agreement that the parties entered into in April 2019 (the “Agreement”). The Company has answered FTG’s complaint and has denied the allegations because it is the Company’s position that FTG did not fulfill its obligations under the terms of the Agreement. Discovery is continuing.

The ultimate resolution of the proceedings may have a material adverse impact on our business, financial condition, results of operations or cash flows. Failure to settle the proceedings or other unfavorable outcomes in this proceedings could result in significant damages, additional penalties or other remedies imposed against the Company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources. It could also result in our reputation being harmed and our stock price could decline as a result of allegations made in the course of the proceedings, regardless of the truthfulness of the allegations.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

IT Tech Packaging’s common stock is traded on the NYSE American under the symbol “ITP”.

Holders

As of March 27, 2024, we had approximately 11,000 shareholders of record of our common stock.

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

2023 Incentive Stock Plan

On October 31, 2023, the Company’s Annual General Meeting adopted and approved the 2023 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc.(the”2023 Plan”). Under the 2023 ISP, the Company has reserved a total of 1,500,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

All shares of common stock under the 2023 ISP, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2023, have been reserved.

Equity Compensation Plan

The following table provides information as of December 31, 2023 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units		Weighted- average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		$-	-
Equity compensation plans not approved by security holders	-		-	-
Total		$

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data, the financial statements, and the notes to those statements that are included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled “Risk Factors” and “Forward-Looking Statements”. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Results of Operations

Revenue for the year ended December 31, 2023 was $86,546,950, representing a decrease of $13,805,484, or 13.76%, from $100,352,434 for the previous year. This was mainly due to the decrease in average selling price (“ASP”) of CMP.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the year ended December 31, 2023 was $86,412,058, a decrease of $13,669,606, or 13.66%, from $100,081,664 for the year ended December 31, 2022. This was mainly due to the decrease in ASP of CMP, partially offset by increase in sales volume of regular CMP, light-weight CMP and offset printing paper.

Total quantities of offset printing paper, CMP and tissue paper products sold during the year ended December 31, 2023 amounted to 230,601 tonnes, an increase of 10,997 tonnes, or 5.01%, compared to 219,604 tonnes sold during the year ended December 31, 2022. Total quantities of CMP and offset printing paper sold increased by 11,065 tonnes in the year of 2023 as compared to 2022. We sold 1,205 tonnes of tissue paper products in the year of 2023 as opposed to 1,273 tonnes in 2022. Production of offset printing paper was resumed in May 2023. The changes in revenue and quantity sold for the year ended December 31, 2023 and 2022 are summarized as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Change in		Percentage Change
	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount
Sales Revenue
Regular CMP	182,870	$67,371,471	180,977	$82,297,055	1,893	$(14,925,584)	1.05%	-18.14%
Light-Weight CMP	40,953	$14,520,205	37,354	$16,428,354	3,599	$(1,908,149)	9.63%	-11.61%
Total CMP	223,823	$81,891,676	218,331	$98,725,409	5,492	$(16,833,733)	2.52%	-17.05%
Offset Printing Paper	5,573	$3,215,190	-	$-	5,573	$3,215,190	-%	-%
Tissue Paper Products	1,205	$1,305,192	1,273	$1,356,255	(68)	$(51,063)	-5.34%	-3.76%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	230,601	$86,412,058	219,604	$100,081,664	10,997	$(13,669,606)	5.01%	-13.66%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended December 31, 2023, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2023 and 2022 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light- Weight CMP ASP	Tissue Paper Products ASP
Year Ended December 31, 2023	$577	$368	$355	$1083
Year Ended December 31, 2022	$-	$455	$440	$1065

Increase (Decrease) from comparable period in the previous year	$577	$(87)	$(85)	$18
Increase (Decrease) by percentage	-%	-19.12%	-19.32%	1.69%

The following is a chart showing the month-by-month ASPs for the 24 month period ended December 31, 2023:

Corrugating Medium Paper

Revenue from CMP amounted to $81,891,676 (94.77% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2023, representing a decrease of $16,833,733, or 17.05%, from $98,725,409 during 2022.

We sold 223,823 tonnes of CMP in the year ended December 31, 2023 as compared to 218,331 tonnes in the year ended December 31, 2022, representing a 2.52% increase in quantity sold.

ASP for regular CMP dropped from $455/tonne in 2022 to $368/tonne in 2023, representing a 19.12% decrease. ASP in RMB for regular CMP in 2022 and 2023 was RMB3,073 and RMB2,599, respectively, representing a 15.42% decrease. The quantity of regular CMP sold increased by 1,893 tonnes, from 180,977 tonnes in 2022 to 182,870 tonnes in 2023.

ASP for light-weight CMP dropped from $440/tonne in 2022 to $355/tonne in 2023, representing a $19.32% decrease. ASP in RMB for light-weight CMP in 2022 and 2023 was RMB2,972 and RMB2,502, respectively, representing a 15.82% decrease. The quantity of light-weight CMP sold increased by 3,599 tonnes, from 37,354 tonnes in 2022, to 40,953 tonnes in 2023.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the year ended December 31, 2023 and 2022 were 51.98% and 49.28%, respectively, representing an increase of 2.70%.

Quantities sold for regular CMP that was produced by the PM6 production line from January 2022 to December 2023 are as follows:

Offset Printing Paper

Revenue from offset printing paper was $3,215,190 (3.72% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2023, representing an increase of $3,215,190, or 100%, from year of 2022. We sold 5,573 tonnes of offset printing paper in the year ended December 31, 2023.

Tissue Paper Products

Revenue from tissue paper products was $1,305,192 (1.51% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2023, representing a decrease of $51,063, or 3.76%, from $1,356,255 in 2022. We sold 1,205 tonnes of tissue paper products in the year ended December 31, 2023, as compared to 1,273 tonnes in 2022, a decrease of 68 tonnes, or 5.34%.

ASP for tissue paper products was $1,065/tonne and $1,083/tonne in the year ended December 31, 2022 and 2023, respectively, representing a 1.69% increase. ASP in RMB for tissue paper products for the year ended 2022 and 2023 was RMB7,198 and RMB7,640, respectively, representing a 6.14% increase.

Revenue of Face Mask

Revenue generated from selling face masks were $106,064 and $257,820 for the year ended December 31, 2023 and 2022. We sold 3,383 thousand pieces of face masks in 2023, as compared to 5,625 thousand pieces in 2022, a decrease of 2,242 thousand pieces, or 39.86%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the year ended December 31, 2023 was $85,418,822, a decrease of $9,965,512, or 10.45%, from $95,384,334 for the year ended December 31, 2022. This was mainly due to the decrease of material costs of CMP.

Cost of sales for CMP was $77,962,837 for the year ended December 31, 2023, as compared to $91,093,891 in 2022. The decrease in the cost of sales of $13,131,054 for CMP was mainly due to the decrease in average cost of sales, partially offset by the increase in the quantities of regular CMP sold in the year of 2023. Average cost of sales per tonne for CMP decreased by 16.55%, from $417 for the year ended December 31, 2022, to $348 in 2023. This was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board.

Cost of sales for offset printing paper was $3,134,832 for the year ended December 31, 2023.

Cost of sales for tissue paper products was $4,318,339 for the year ended December 31, 2023, as compared to $4,290,443 in 2022. Average cost of sales per tonne of tissue paper products increased by 6.35%, from $3,370 for the year ended December 31, 2022, to $3,584 for 2023.

Changes in cost of sales and cost per tonne by product for the year ended December 31, 2023 and 2022 are summarized below:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$63,818,509		$349	$76,213,404		$421	$(12,394,895)		$(72)	-16.26%	-17.10%
Light-Weight CMP	$14,144,328		$345	$14,880,487		$398	$(736,159)		$(53)	-4.95%	-13.32%
Total CMP	$77,962,837		$348	$91,093,891		$417	$(13,131,054)		$(69)	-14.41%	-16.55%
Offset Printing Paper	$3,137,646		$563	$-		$-	$3,137,646		$563	-%	0.00%
Tissue Paper Products	$4,318,339		$3,584	$4,290,443		$3,370	$27,896		$214	0.65%	6.35%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$85,418,822	$	n/a	$95,384,334	$	n/a	$(9,965,512)	$	n/a	-10.45%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper for the year ended December 31, 2023 were RMB 1,350/tonne (approximately $191/tonne) as compared to RMB 1,690/tonne (approximately $250/tonne) for the year ended December 31, 2022. These changes (in US dollars) represent a year-over-year decrease of 23.60% for the unit purchase cost of recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from January 2022 to December 2023 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 5% and 15.3% of total sales in 2023, respectively, compared to 4% and 12.4% of total sales 2022. The monthly energy cost (electricity and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2023are summarized as follows:

Gross Profit

Gross profit for December 31, 2023 was $999,885 (representing 1.16% of the total revenue), representing a decrease of $3,754,311, or 78.97%, from the gross profit of $4,754,196 (representing 4.74% of the total revenue) for the year ended December 31, 2022. The decrease was mainly due to the decrease in ASP of CMP, partially offset by the decrease of material costs of CMP, and (ii) the increase in material costs of tissue paper products.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the year ended December 31, 2023 was $993,236, a decrease of $3,704,094, or 78.86%, from the gross profit of $4,697,330 for the year ended December 31, 2022. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 3.54 percentage points, from 4.69% for the year ended December 31, 2022, to 1.15 for the year ended December 31, 2023.

Gross profit margin for regular CMP for the year ended December 31, 2023 was 5.27%, or 2.12 percentage points lower, as compared to gross profit margin of 7.39% for the year ended December 31, 2022. Such decrease was primarily due to the decrease in ASP of regular CMP, partially offset by the decrease in material costs.

Gross profit margin for light-weight CMP for the year ended December 31, 2023 was 2.59%, or 6.83 percentage points lower, as compared to gross profit margin of 9.42% for the year ended December 31, 2022. Such decrease was primarily due to the decrease in ASP of light-weight CMP, partially offset by the decrease in material costs.

Gross profit margin for offset printing paper was 2.41% for the year ended December 31, 2023.

Gross profit margin for tissue paper products was -230.86% for the year ended December 31, 2023, a decrease of 14.52 percentage points, as compared to -216.34% for the year ended December 31, 2022. The decrease was mainly due to the increase in cost of tissue base paper.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2023 are as follows:

Face Masks

Gross loss for face mask for the year ended December 31, 2023 was $11,127, representing a gross margin of -10.49% compared with a gross profit of $67,328, representing a gross margin of 26.11%, for the year ended December 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023 were $9,075,475, a decrease of $983,248, or 9.78% from $10,058,723 for the year ended December 31, 2022. The decrease was mainly due to the decrease in depreciation of idle fixed assets during production suspension.

Loss from Operations

Operating loss for the year ended December 31, 2023 was $9,575,888, a decrease of $4,271,361, or 80.52%, from $5,304,527 for the year ended December 31, 2022. The decrease was primarily due to the decrease in gross profit and recognition of impairment and disposal loss on assets, partially offset by the decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the year ended December 31, 2023 decreased by $43,433, from $1,027,951 for the year ended December 31, 2022, to $984,518. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $12,386,346 as of December 31, 2023, as compared to $15,442,807 as of December 31, 2022.

Provision for Income Taxes

Full allowance for deferred tax asset loss was provided in the year of 2023 and 2022. Income tax for the year ended December 31, 2023 is $346,954 as compared to the income tax $11,711,339 for the year ended December 31, 2022.

Net Loss

As a result of the above, net loss was $9,946,035 for the year ended December 31, 2023, representing an increase of $6,625,273, or 39.98%, from $16,571,308 for the year ended December 31, 2022.

Accounts Receivable

Net accounts receivable was $575,526 as of December 31, 2023, as compared with $nil as of December 31, 2022. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 10.48% of total value of inventory as of December 31, 2023), semi-finished goods and finished goods. As of December 31, 2023, the recorded value of inventory increased by 23.87% to $3,558,193 from $2,872,622 as of December 31, 2022. The increase is mainly due to the increase of finished goods, partially offset by the decrease of recycle paper board. More CMP products were produced in December 2023 to mitigate the impact of energy price rise starting from January 2024. As of December 31, 2023, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $198,744, approximately $1,059,417, or 84.20%, lower than the balance as of December 31, 2022. As a result of better control over stock turnover and volatility of recycled paper board price, inventory was kept in a minimum level.

A summary of changes in major inventory items is as follows:

	December 31,	December 31,
	2023	2022	$ Change	% Change
Raw Materials
Recycled paper board	$198,744	$1,258,161	-1,059,417	-84.20%
Recycled white scrap paper	10,647	10,809	-162	-1.50%
Tissue base paper	21,138	60,660	-39,522	-65.15%
Gas	21,428	42,237	-20,809	-49.27%
Mask fabric and other raw materials	121,011	99,569	21,442	21.53%
Total Raw Materials	372,968	1,471,436	-1,098,468	-74.65%

Semi-finished Goods	300,207	132,810	167,397	126.04%
Finished Goods	2,885,019	1,268,376	1,616,643	127.46%
Total inventory, gross	3,558,194	2,872,622	685,572	23.87%
Inventory reserve	(2,959)	-	-2,959
Total inventory, net	$3,555,235	$2,872,622	682,613	23.76%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $141,727 (RMB1,000,000). The lease agreement was renewed in August 2022 with a term of six years with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment as of December 31, 2023

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of December 31, 2023, we had approximately $3.5 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.3 million). Under the sale-leaseback arrangement, Tengsheng Paper sold the Leased Equipment to TLCL for 16 million (approximately US$2.3 million). Concurrent with the sale of equipment, Tengsheng Paper leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Tengsheng Paper may pay a nominal purchase price of RMB 100 (approximately $14) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right of use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Tengsheng Paper made payments due according to the schedule. On July 17, 2023, the Company made a final payment on outstanding obligations and bought back the Lease Equipment at nominal price according to the agreement. The lease assets were reclassified as own assets and balance of Leased Equipment net of amortization were $nil and $1,939,970 as of December 31, 2023 and 2022, respectively.

Cash, Cash Equivalents and restricted cash

Our cash, cash equivalents and restricted cash as of December 31, 2023 was $4,391,921, a decrease of $5,132,947, from $9,524,868 as of December 31, 2022. The decrease of cash and cash equivalents for the year ended December 31, 2023 was attributable to a number of factors including:

i. Net cash provided by operating activities

Net cash provided by operating activities was $12,871,086 for the year ended December 31, 2023. The balance represented an increase of cash of $2,151,698, or 20.07%, from $10,719,388 provided for the year ended December 31, 2022. Net loss for the year ended December 31, 2023 was $9,946,035, representing a decrease of loss $6,625,273, or 39.98%, from a net loss of $16,571,308 for the year ended December 31, 2022. Changes in various asset and liability account balances throughout the year ended December 31, 2023 also contributed to the net change in cash from operating activities in year ended December 31, 2023. Chief among such changes is the decrease of accounts receivable in the amount of $280,970 during the year of 2023. There was also an increase of $736,267 in the ending inventory balance as of December 31, 2023 (a decrease to net cash for the year ended December 31, 2023 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $14,225,990. The Company also had a net decrease of $9,322,532 in prepayment and other current assets (an increase to net cash) and a net decrease of $999,812 in other payables and accrued liabilities and related parties (a decrease to net cash), as well as a decrease in income tax payable of $412,504 (a decrease to net cash) during the year ended December 31, 2023.

ii. Net cash used in investing activities

We incurred $22,239,297 in net cash expenditures for investing activities during the year ended December 31, 2023, as compared to $10,898,531 for the year ended December 31, 2022. Payments in 2023 were mainly for the payment for Land Use Right.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $4,410,099 for the year ended December 31, 2023, as compared to net cash used in financing activities in the amount of $879,596 for the year ended December 31, 2022.

	December 31,	December 31,
	2023	2022
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$-	$5,023,978
ICBC Loan 2	-	287,167
ICBC Loan 3	-	143,583
ICBC Loan 4	-	-
China Construction Bank Loan	-	143,583
ICBC Loan 5		-
ICBC Loan 6	2,824	-
ICBC Loan 7	70,594	-
ICBC Loan 8	350,149	-
Total short-term bank loans	$423,567	$5,598,311

On November 10, 2022, the Company entered into a working capital loan agreement with the ICBC. The loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bore a fixed interest rate of 4.785% per annum. The Company repaid $71,743 in May 2023 and paid off the remaining balance of the loan in August 2023. The balance of the loan was $nil and $5,023,978 as of December 31, 2023 and 2022, respectively.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $287,167 as of December 31, 2023 and 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was fully repaid in May 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $143,583 as of December 31, 2023 and 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was fully repaid in May 2023.

On May 29, 2023, the Company entered into a working capital loan agreement with the ICBC, to borrow $423,567 at a fixed interest rate of 4.25% per annum. The loan was repaid in November 2023.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $nil and $143,583 as of December 31, 2023 and 2022, respectively. The loan bore a fixed interest rate of 3.95% per annum. The loan was fully repaid in July 2023.

On June 29, 2023, the Company entered into a working capital loan agreement with the ICBC, to borrow $423,567 at a fixed interest rate of 3.55% per annum. The loan was repaid in September, 2023.

On September 15, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,824 as of December 31, 2023. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by September 14, 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $ 70,594 as of December 31, 2023. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by September 21, 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $ 350,149 as of December 31, 2023. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by September 21, 2024.

As of December 31, 2022, there were guaranteed short-term borrowings of $5,023,978 and unsecured bank loans of $574,333. As of December 31, 2023, there were guaranteed short-term borrowings of $nil and unsecured bank loans of $423,567.

The average short-term borrowing rates for the years ended December 31, 2023, and 2022 were approximately 4.48% and 4.72%, respectively.

Long-term loans

As of December 31, 2023, and 2022, long-term loan balance is $11,378,429 and $9,040,002, respectively.

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan was guaranteed by an independent third party. Interest payment was due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. The loan was fully repaid in December 2023. As of December 31, 2023 and 2022, total outstanding loan balance was $nil and $1,234,816, respectively, which are presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil and $280,466 as of December 31, 2023 and 2022, respectively. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of December 31, 2023 and 2022, the total outstanding loan balance was $3,528,315 and $3,589,582. Out of the total outstanding loan balance, current portion amounted was $1,269,290, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,259,025 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2023.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of December 31, 2023 and 2022, the total outstanding loan balance was $2,259,026 and $2,297,332, respectively, which are presented as current liabilities and non-current liabilities in the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of December 31, 2023 and 2022, the total outstanding loan balance was $1,835,458 and $1,866,582, respectively, which are presented as current liabilities and non-current liabilities in the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. As of December 31, 2023, the total outstanding loan balance was $2,541,404. Out of the total outstanding loan balance, current portion amounted was $1,284,820, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,256,584 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2023.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB 400,000 from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 from July 2022 to July 2027. The company repaid the loan in November 2023. As of December 31, 2023 and 2022, the total outstanding loan balance was $nil and $51,690, respectively. Out of the total outstanding loan balance, current portion amounted $nil and $11,486, respectively, which are presented as current liabilities and the remaining balance of $nil and $40,204 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which was due in various installments from June 21, 2024 to December 5, 2026. The loan was guaranteed by an independent third party. Interest payment was due monthly and bore a rate of 7% per annum. As of December 31, 2023, total outstanding loan balance was $1,214,226. Out of the total outstanding loan balance, current portion amounted $225,903, which is presented as current liabilities and the remaining balance of $ 988,323 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2023.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2023, and 2022 were $977,678 and $988,997 respectively.

Related party transactions

Mr. Zhenyong Liu has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $361,915 and $368,052 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2023, and 2022, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2023, and 2022, approximately $42,357 and $43,075 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of December 2023, and 2022, the outstanding interest was $194,047 and $197,338, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2023, and 2022, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the years ended December 31, 2023, and 2022. The accrued interest owe to Mr. Zhenyong Liu was approximately $598,319 and $608,465, as of December 31, 2023 and 2022, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered into an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan was unsecured and carried a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the year ended December 31, 2023 was $290,275.

As of December 31, 2023, and 2022, amount due to shareholder are $727,433, which represent funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2023 and 2022, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2023 and 2022 to translate the Chinese RMB to the U.S. Dollars are 7.0827:1 and 6.9646:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 7.0558:1, and 6.7573:1 for the years ended December 31, 2023 and 2022, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,376,862 (RMB31,000,000), which matures at various times in 2028. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statement for the fiscal year ended December 31, 2023 and 2022, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

IT Tech Packaging, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IT Tech Packaging, Inc. (the Company) as of December 31, 2023, and 2022, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GGF CPA LTD

GGF CPA LTD Certified Public Accountants

We have served as the Company’s auditor since March 1, 2024.

Guangzhou, Guangdong, China

PCAOB NO: 2729

March 27, 2024

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

San Mateo, California

PCAOB NO.: 1171

March 23, 2023

IT TECH PACKAGING, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	December 31,	December 31,
	2023	2022
ASSETS

Current Assets
Cash and bank balances	$3,918,938	$9,524,868
Restricted cash	472,983	-
Accounts receivable (net of allowance for doubtful accounts of $11,745 and $881,878 as of December 31, 2023 and December 31, 2022, respectively)	575,526	-
Inventories	3,555,235	2,872,622
Prepayments and other current assets	18,981,290	27,207,127
Due from related parties	853,929	7,561,858

Total current assets	28,357,901	47,166,475

Prepayment on property, plant and equipment	-	1,031,502
Operating lease right-of-use assets, net	528,648	672,722
Finance lease right-of-use assets, net	-	1,939,970
Property, plant, and equipment, net	163,974,022	151,569,898
Value-added tax recoverable	1,883,078	2,066,666
Deferred tax asset non-current	-	-

Total Assets	$194,743,649	$204,447,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$423,567	$5,598,311
Current portion of long-term loans	6,874,497	4,835,884
Lease liability	100,484	224,497
Accounts payable	4,991	5,025
Advance from customers	136,167	-
Due to related parties	728,869	727,462
Accrued payroll and employee benefits	237,842	165,986
Other payables and accrued liabilities	12,912,517	5,665,558
Income taxes payable	-	417,906

Total current liabilities	21,418,934	17,640,629

Long-term loans	4,503,932	4,204,118
Deferred gain on sale-leaseback	-	52,314
Lease liability - non-current	483,866	579,997
Derivative liability	54	646,283

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $20,084,995 and $16,784,878 as of December 31, 2023 and 2022, respectively)	26,406,786	23,123,341

Commitments and Contingencies

Stockholders’ Equity

Common stock, 50,000,000 shares authorized, $0.001 par value per share, 10,065,920 shares issued and outstanding as of December 31, 2023 and 2022.	10,066	10,066
Additional paid-in capital	89,172,771	89,172,771
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(10,555,534)	(7,514,540)
Retained earnings	83,628,986	93,575,021

Total stockholders’ equity	168,336,863	181,323,892

Total Liabilities and Stockholders’ Equity	$194,743,649	$204,447,233

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended
	December 31,
	2023	2022

Revenues	$86,546,950	$100,352,434

Cost of sales	(85,547,065)	(95,598,238)

Gross Profit	999,885	4,754,196

Selling, general and administrative expenses	(9,075,475)	(10,058,723)
Gain (Loss) from disposal and impairment of property, plant and equipment	(1,500,298)	-

Loss from Operations	(9,575,888)	(5,304,527)

Other Income (Expense):
Interest income	315,096	24,264
Interest expense	(984,518)	(1,027,951)
Gain on acquisition	-	30,994
Gain (Loss) on derivative liability	646,229	1,417,251

Loss before Income Taxes	(9,599,081)	(4,859,969)

Provision for Income Taxes	(346,954)	(11,711,339)

Net Loss	(9,946,035)	(16,571,308)

Other Comprehensive Loss
Foreign currency translation adjustment	(3,040,994)	(18,010,708)

Total Comprehensive Loss	$(12,987,029)	$(34,582,016)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.99)	$(1.66)

Outstanding – Basic and Diluted	10,065,920	9,972,788

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2021	9,915,920	$9,916	$89,016,921	$6,080,574	$10,496,168	$110,146,329	$215,749,908
Issuance of shares to officer and directors	150,000	150	155,850				156,000
Foreign currency translation adjustment					(18,010,708)		(18,010,708)
Net loss						(16,571,308)	(16,571,308)

Balance at December 31, 2022	10,065,920	$10,066	$89,172,771	$6,080,574	$(7,514,540)	$93,575,021	$181,323,892
Foreign currency translation adjustment					(3,040,994)		(3,040,994)
Net loss						(9,946,035)	(9,946,035)
Balance at December 31, 2023	10,065,920	$10,066	$89,172,771	$6,080,574	$(10,555,534)	$83,628,986	$168,336,863

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended
	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net income	$(9,946,035)	$(16,571,308)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,225,990	14,788,036
(Gain) Loss on derivative liability	(646,229)	(1,417,251)
(Gain) Loss from disposal and impairment of property, plant and equipment	1,608,542	-
(Recovery from) Allowance for bad debts	34,193	843,779
Allowances for inventories, net	2,970	-
Share-based compensation and expenses	-	156,000
Gain on acquisition	-	(30,992)
Deferred tax	-	10,261,104
Changes in operating assets and liabilities:
Accounts receivable	280,970	3,750,196
Prepayments and other current assets	9,322,532	(3,976,010)
Inventories	(736,267)	2,554,072
Accounts payable	50	(4,496)
Advance from customers	136,686	(37,452)
Related parties	(478,025)	444,291
Accrued payroll and employee benefits	74,908	(103,683)
Other payables and accrued liabilities	(596,695)	677,840
Income taxes payable	(412,504)	(614,738)
Net Cash Provided by Operating Activities	12,871,086	10,719,388

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(22,292,870)	(4,534,092)
Proceeds from sale of property, plant and equipment	53,573	-
Acquisition of land	-	(6,364,439)

Net Cash Used in Investing Activities	(22,239,297)	(10,898,531)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	-	-
Proceeds from short term bank loans	1,275,546	6,214,020
Proceeds from long term loans	3,769,948	59,195
Repayment of bank loans	(7,647,610)	(6,071,952)
Payment of capital lease obligation	(74,154)	(206,114)
Loan to a related party (net)	7,086,369	(874,745)

Net Cash Provided by (Used in) Financing Activities	4,410,099	(879,596)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(174,835)	(618,005)

Net Decrease in Cash and Cash Equivalents	(5,132,947)	(1,676,744)

Cash, Cash Equivalents and Restricted Cash - Beginning of Year	9,524,868	11,201,612

Cash, Cash Equivalents and Restricted Cash - End of Year	$4,391,921	$9,524,868

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$1,484,461	$320,568
Cash paid for income taxes	$759,458	$2,049,911

Cash and bank balances	3,918,938	9,524,868
Restricted cash	472,983	-

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	4,391,921	9,524,868

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Tengsheng Paper for the years ended December 31, 2023 and 2022 was accounted for 99.88%%and 99.74% of the Company’s total revenue, respectively. Dongfang Paper and Tengsheng Paper also accounted for 94.93% and 88.54% of the total assets of the Company as of December 31, 2023 and 2022, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, and 2022, details of the Company’s subsidiaries and variable interest entity are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2023, and 2022 are as follows:

	December 31,	December 31,
	2023	2022

ASSETS

Current Assets
Cash and bank balances	$2,807,608	$3,427,717
Restricted cash	472,983	-
Accounts receivable	575,526	-
Inventories	3,555,235	2,852,553
Prepayments and other current assets	18,617,351	20,134,386
Due from related parties	289,173	7,418,274

Total current assets	26,317,876	33,832,930

Prepayment on property, plant and equipment	-	1,031,502
Operating lease right-of-use assets, net	528,648	672,722
Finance lease right-of-use assets, net	-	1,939,970
Property, plant, and equipment, net	158,027,099	143,534,690
Deferred tax asset non-current	-	-

Total Assets	$184,873,623	$181,011,814

LIABILITIES

Current Liabilities
Short-term bank loans	$-	$5,598,311
Current portion of long-term loans	2,780,014	4,835,885
Lease liability	100,484	224,497
Accounts payable	4,991	5,025
Advance from customers	136,167	-
Accrued payroll and employee benefits	231,568	143,156
Other payables and accrued liabilities	11,843,973	4,887,584
Income taxes payable	-	417,906

Total current liabilities	15,097,197	16,112,364

Long-term loans	4,503,932	40,203
Deferred gain on sale-leaseback	-	52,314
Lease liability - non-current	483,866	579,997

Total liabilities	$20,084,995	$16,784,878

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

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2023, and 2022 to translate the Chinese RMB to the U.S. Dollars are 7.0827:1, and 6.9646:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 7.0558:1 and 6.75731 for the years ended December 31, 2023, and 2022, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2023, and 2022, and revenues and expenses for the years ended December 31, 2023, and 2022. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2023, and 2022, the balance of allowance for doubtful accounts was $881,878 and $69,053, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
Allowance of doubtful accounts	2023	2022

Opening balance	$881,878	$69,053
Provision (Reversal) for the year	(858,689)	843,779
Exchange difference	(11,444)	(30,954)

Closing balance	$11,745	$881,878

Inventories

Inventories consist principally of raw materials and finished goods, and are stated at the lower of cost (average cost method) or market. Cost includes labor, raw materials, and allocated overhead. Provision in inventories were $2,959 and $nil for the years ended December 31, 2023, and 2022, respectively.

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

For the years ended December 31, 2023, and 2022, IT Tech Packaging made transfers of $nil to this reserve fund. No statutory reserves were provided for the year ended December 31, 2023, and 2022. The Company’s variable interest entity Dongfang Paper, the statutory reserve account of which has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) since December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2023, and 2022.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil for the years ended December 31, 2023, and 2022.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $nil advertising and promotion costs for the years ended December 31, 2023, and 2022.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $90,766 and $145,538 for the years ended December 31, 2023, and 2022, respectively.

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

Government subsidies

A government subsidy is not recognized until there is reasonable assurance that: (a) the enterprise will comply with the conditions attached to the grant; and(b)the grant will be received. When the Company receives government subsidies but the conditions attached to the grants have not been fulfilled, such government subsidies are deferred and recorded under other payables and accrued expenses, and other long-term liability. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. For the years ended December 31, 2023, and 2022, the Company received government subsidies of $nil, which are recognized as subsidy income in the consolidated statements of income in that fiscal year.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities that were in-the-money that were outstanding during the years ended December 31, 2023.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2023, and 2022, the carrying value of the Company’s short term financial instruments, such as cash and bank balances, accounts receivable, accounts and notes payable, short-term bank loans and balance due to related parties, approximate at their fair values because of the short maturity of these instruments; while loans from credit union approximates at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash of $472,983 as of December 31, 2023 was presented for the cash deposited at the Industrial and Commercial Bank of China of Tengsheng Paper. The deposit was restricted due to the personal legal proceeding of Mr. Ping, the Legal Representative of Tengsheng Paper.

(4) Inventories

Raw materials inventory includes mainly recycled paper and gas. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of and December 31, 2023, and 2022:

	December 31,	December 31,
	2023	2022
Raw Materials
Recycled paper board	$198,744	$1,258,161
Recycled white scrap paper	10,647	10,809
Gas	21,428	42,237
Base paper and other raw materials	142,149	160,229
	372,968	1,471,436
Semi-finished Goods	300,207	132,810
Finished Goods	2,885,019	1,268,376
Total inventory, gross	3,558,194	2,872,622
Inventory reserve	(2,959)	-
Total inventory, net	$3,555,235	$2,872,622

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2023, and 2022:

	December 31,	December 31,
	2023	2022
Prepaid land lease	$-	$172,300
Prepayment for purchase of materials	5,446,823	12,941,951
Value-added tax recoverable	13,409,459	13,640,868
Prepaid gas	116,372	27,462
Others	8,636	424,546
	$18,981,290	$27,207,127

(6) Property, plant and equipment

As of December 31, 2023, and 2022, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Property, Plant, and Equipment:
Land use rights	$81,504,608	$57,686,220
Building and improvements	67,939,059	68,300,987
Machinery and equipment	158,629,858	158,498,316
Vehicles	348,209	681,617
Construction in progress	-	1,239,698
Totals	308,421,734	286,406,838
Less: accumulated depreciation and amortization	(144,447,712)	(134,836,940)
Property, Plant and Equipment, net	$163,974,022	$151,569,898

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, land use rights represented twenty-three parcel of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2068.

As of December 31, 2022, land use rights represented twenty-three parcel of state-owned lands located in Xushui District of Hebei Province in China, with lease terms of 50 years expiring from 2061 to 2066, respectively.

As of December 31, 2023 and 2022, certain property, plant and equipment of Dongfang Paper with net values of $nil and $280,466, respectively, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Tengsheng Paper with net value of $4,910,034 and $5,111,014, respectively, as of December 31, 2023 and 2022 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Tengsheng Paper with net value of $3,781,366 and $3,948,953, respectively, as of December 31, 2023 and 2022 was pledged for another long-term loan from credit union of Baoding Shengde. Land use right of Dongfang Paper with net value of $5,135,132 as of December 31, 2023 was pledged for a long-term loan from credit union of Tengsheng Paper. See “Short-term bank loans” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $14,225,990 and $14,788,036 for the years ended December 31, 2023, and 2022, respectively. Loss from disposal and impairment of property, plant and equipment of $1,500,298 and $nil were recorded for the years ended December 31, 2023, and 2022.

(7) Leases

Financing with Sale-Leaseback

The Company entered into a sale-leaseback arrangement (the “Lease Financing Agreement”) with TAC Leasing Co., Ltd.(“TLCL”) on August 6, 2020, for a total financing proceeds in the amount of RMB 16 million (approximately US$2.3 million). Under the sale-leaseback arrangement, Tengsheng Paper sold the Leased Equipment to TLCL for 16 million (approximately US$2.3 million). Concurrent with the sale of equipment, Tengsheng Paper leases back the equipment sold to TLCL for a lease term of three years. At the end of the lease term, Tengsheng Paper may pay a nominal purchase price of RMB 100 (approximately $14) to TLCL and buy back the Leased Equipment. The Leased Equipment in amount of $2,349,452 was recorded as right of use assets and the net present value of the minimum lease payments was recorded as lease liability and calculated with TLCL’s implicit interest rate of 15.6% per annum and stated at $567,099 at the inception of the lease on August 17, 2020.

Tengsheng Paper made payments due according to the schedule. On July 17, 2023, the Company made a final payment on outstanding obligations and bought back the Lease Equipment at nominal price according to the agreement. The lease assets were reclassified as own assets and balance of Leased Equipment net of amortization were $nil and $1,939,970 as of December 31, 2023 and 2022, respectively.

Operating lease as lessor

The Company has a non-cancellable agreement to lease plant to tenant under operating lease for 1 year from November 2023 to November 2024. The lease does not contain contingent payments. The rental income of the year was paid in advance by the tenant in December 2023.

Operating lease as lessee

The Company leases space under non-cancelable operating leases for plant and production equipment. The lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions. The lease include option to renew in condition that it is agreed by the landlord before expiry. Therefore, the majority of renewals to extend the lease terms are not included in its right-of-use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluate the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term.

As the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s lease expense are as follows:

Year Ended
2023
RMB

Operating lease cost	141,189
Short-term lease cost	-
Lease cost	141,189

Supplemental cash flow information related to its operating lease was as follows for the period ended December 31, 2023:

Year Ended
2023
RMB
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash outflow from operating lease	141,189

Maturities of its lease liabilities for all operating lease are as follows as of December 31, 2023:

December 31,	Amount
2024	141,189
2025	141,189
2026	141,189
2027	141,189
2028	141,189
Thereafter	-
Total operating lease payments	$705,945
Less: Interest	(121,595)
Present value of lease liabilities	584,350
Less: current portion, record in current liabilities	(100,484)
Present value of lease liabilities	483,866

The weighted average remaining lease terms and discount rates for all of its operating leases were as follows as of December 31, 2023:

December 31,
2023
Remaining lease term and discount rate:	RMB
Weighted average remaining lease term (years)	4.6
Weighted average discount rate	7.56%

(8) Loans Payable

Short-term bank loans

	December 31,	December 31,
	2023	2022
Industrial and Commercial Bank of China (“ICBC”) Loan 1	$-	$5,023,978
ICBC Loan 2	-	287,167
ICBC Loan 3	-	143,583
China Construction Bank Loan	-	143,583
ICBC Loan 4	423,567	-
ICBC Loan 5	2,824	-
ICBC Loan 6	70,594	-
ICBC Loan 7	350,149	-
Total short-term bank loans	$423,567	$5,598,311

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 10, 2022, the Company entered into a working capital loan agreement with the ICBC. The loan was secured by the land use right of Dongfang Paper as collateral for the benefit of the bank and guaranteed by Mr. Liu. The loan bore a fixed interest rate of 4.785% per annum. The Company repaid $71,743 in May 2023 and paid off the remaining balance of the loan in August 2023. The balance of the loan was $nil and $5,023,978 as of December 31, 2023 and 2022, respectively.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $287,167 as of December 31, 2023 and 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was fully repaid in May 2023.

On November 30, 2022, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $143,583 as of December 31, 2023 and 2022, respectively. The loan bore an interest rate of 4.25% per annum. The loan was fully repaid in May 2023.

On July 29, 2022, the Company entered into a working capital loan agreement with the China Construction Bank, with a balance of $nil and $143,583 as of December 31, 2023 and 2022, respectively. The loan bore a fixed interest rate of 3.95% per annum. The loan was fully repaid in July 2023.

On May 29, 2023, the Company entered into a working capital loan agreement with the ICBC, to borrow $423,567 at a fixed interest rate of 4.25% per annum. The loan was repaid in November 2023.

On June 29, 2023, the Company entered into a working capital loan agreement with the ICBC, to borrow $423,567 at a fixed interest rate of 3.55% per annum. The loan was repaid in September 2023..

On September 15, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,824 as of December 31, 2023. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by September 14, 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $ 70,594 as of December 31, 2023. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by September 21, 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $ 350,149 as of December 31, 2023. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by September 21, 2024.

As of December 31, 2022, there were guaranteed short-term borrowings of $5,023,978 and unsecured bank loans of $574,333. As of December 31, 2023, there were guaranteed short-term borrowings of $nil and unsecured bank loans of $423,567.

The average short-term borrowing rates for the years ended December 31, 2023, and 2022 were approximately 4.48% and 4.72%, respectively.

Long-term loans

As of December 31, 2023, and 2022, long-term loan balance is $11,378,429 and $9,040,002, respectively.

	December 31,	December 31,
	2023	2022
Rural Credit Union of Xushui District Loan 1	$-	$1,234,816
Rural Credit Union of Xushui District Loan 2	3,528,315	3,589,582
Rural Credit Union of Xushui District Loan 3	2,259,026	2,297,332
Rural Credit Union of Xushui District Loan 4	1,835,458	1,866,582
Rural Credit Union of Xushui District Loan 5	2,541,404	-
Rural Credit Union of Xushui District Loan 6	1,214,226	-
Yujiangna	-	51,690
Total	11,378,429	9,040,002
Less: Current portion of long-term loans	(6,874,497)	(4,835,884)
Long-term loans	$4,503,932	$4,204,118

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of Dec 31, 2023, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
2024	6,874,497
2025	3,374,419
2026 & after	1,129,513
Total	11,378,429

On April 16, 2014, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due in various installments from June 21, 2014 to November 18, 2018. The loan was guaranteed by an independent third party. Interest payment was due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. On November 6, 2018, the loan was renewed for additional 5 years and will be due and payable in various installments from December 21, 2018 to November 5, 2023. The loan was fully repaid in December 2023. As of December 31, 2023 and 2022, total outstanding loan balance was $nil and $1,234,816, respectively, which are presented as current liabilities in the consolidated balance sheet.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil and $280,466 as of December 31, 2023 and 2022, respectively. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of December 31, 2023 and 2022, the total outstanding loan balance was $3,528,315 and $3,589,582. Out of the total outstanding loan balance, current portion amounted was $1,269,290, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $2,259,025 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2023.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on April 16, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of December 31, 2023 and 2022, the total outstanding loan balance was $2,259,026 and $2,297,332, respectively, which are presented as current liabilities and non-current liabilities in the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of December 31, 2023 and 2022, the total outstanding loan balance was $1,835,458 and $1,866,582, respectively, which are presented as current liabilities and non-current liabilities in the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

On July 1, 2022, the Company entered into a loan agreement with Jiangna Yu, a customer of the Company, pursuant to which the Company borrowed RMB 400,000 from Jiangna Yu for a term of five years. The loan is payable in monthly installment of RMB10,667 from July 2022 to July 2027. The company repaid the loan in November 2023. As of December 31, 2023 and 2022, the total outstanding loan balance was $nil and $51,690, respectively. Out of the total outstanding loan balance, current portion amounted $nil and $11,486, respectively, which are presented as current liabilities and the remaining balance of $nil and $40,204 are presented as non-current liabilities in the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. As of December 31, 2023, the total outstanding loan balance was $2,541,404. Out of the total outstanding loan balance, current portion amounted was $1,284,820, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,256,584 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2023.

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which was due in various installments from June 21, 2024 to December 5, 2026. The loan was guaranteed by an independent third party. Interest payment was due monthly and bore a rate of 7% per annum. As of December 31, 2023, total outstanding loan balance was $1,214,226. Out of the total outstanding loan balance, current portion amounted $225,903, which is presented as current liabilities and the remaining balance of $ 988,323 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2023.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2023, and 2022 were $977,678 and $988,997 respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Related Party Transactions

Mr. Zhenyong Liu has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $361,915 and $368,052 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2023, and 2022, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2023, and 2022, approximately $42,357 and $43,075 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 2023, and 2022, the outstanding interest was $194,047 and $197,338, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2023, and 2022, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the years ended December 31, 2023, and 2022. The accrued interest owe to Mr. Zhenyong Liu was approximately $598,319 and $608,465, as of December 31, 2022, and 2021, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered into an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan is unsecured and carries a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the year ended December 31, 2023 was $290,275.

As of December 31, 2023, and 2022, amount due to shareholder are $727,433, which represent funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following

	December 31,	December 31,
	2023	2022
Accrued electricity	$3,054	$3,036
Accrued rental	-	56,646
Value-added tax payable	696	69,053
Accrued interest to a related party	598,319	608,465
Payable for purchase of property, plant and equipment	11,175,858	3,294,940
Accrued commission to salesmen	47,040	19,524
Accrued bank loan interest	1,070,708	1,595,354
Others	16,842	18,540
Totals	$12,912,517	$5,665,558

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the December 31, 2023:

Year ended December 31,
2023
Expected term	0.93 - 2.75
Expected average volatility	74% - 102%
Expected dividend yield	-
Risk-free interest rate	0.19% - 4.01%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2023:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2022	$646,283
Change in fair value of derivative liability	(646,229)
Balance at December 31, 2023	$54

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
Day one loss due to derivative liabilities as warrant	$-	$-
(Gain) Loss on change in fair value of derivative liability	(646,229)	(1,417,251)
	(646,229)	(1,417,251)

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

Reverse stock split

On June 9, 2022, the Board of Directors of the Company approved the Reverse Stock Split, at a ratio of 1-for-10, pursuant to Section 78.207 of the Nevada Revised Statutes (“NRS”). The Reverse Stock Split was affected by the Company filing of a Certificate of Change Pursuant to NRS 78.209 with the Secretary of State of the State of Nevada on July 7, 2022. The par value per share of our stock remains unchanged at $0.001 per share after the Reverse Stock Split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

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

(13) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $7.425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $7.425 per share and 352,000 May 2020 Warrants were outstanding as of December 31, 2023.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $5.5 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $5.5 per share. 1,207,492 January 2021 Warrants were outstanding as of December 31, 2023.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $7.5 and will expire on March 1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $7.5 per share and 1,457,143 March 2021 Warrants were outstanding as of December 31, 2023.

The Company classified warrant as liabilities and accounted for the issuance of the warrants as a derivative.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock warrant activities is as below:

	Year Ended December 31, 2023
		Weight average exercise
	Number	price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-
Exercised during the period	-
Cancelled or expired during the period	-
Outstanding and exercisable at end of the period	3,016,635	$6.6907

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2023.

Warrants Outstanding			Warrants Exercisable
Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual life	Exercise	Number of	Exercise
Shares	(in years)	Price	Shares	Price
3,016,635	2.09	$6.6907	3,016,635	$6.6907

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2023 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of December 31, 2023 and 2022 are $nil.

(14) Earnings Per Share

For the years ended December 31, 2023, and 2022, basic and diluted net income per share are calculated as follows:

	Year Ended December 31,
	2023	2022
Basic loss per share
Net loss for the year - numerator	$(9,946,035)	$(16,571,308)

Weighted average common stock outstanding - denominator	10,065,920	9,972,788

Net loss per share	$(0.99)	$(1.66)

Diluted loss per share
Net loss for the year - numerator	$(9,946,035)	$(16,571,308)

Weighted average common stock outstanding - denominator	10,065,920	9,972,788

Effect of dilution	-	-

Weighted average common stock outstanding - denominator	10,065,920	9,972,788

Diluted loss per share	$(0.99)	$(1.66)

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Income Taxes

United States

The Company and Shengde Holdings are incorporated in the State of Nevada and are subject to the U.S. federal tax and state statutory tax rates up to 34% and 0%, respectively. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “2017 TCJA”), which significantly changed U.S. tax law. The 2017TCJA lowered the Company’s U.S. statutory federal income tax rate from the highest rate of 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income which requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the 2017TCJA. SAB 118 provides a measurement period of up to one year from the 2017TCJA’s enactment date for companies to complete their accounting under ASC740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the 2017TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017TCJA.

Transition tax: The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. The Company was able to make a reasonable estimate of the transition tax and recorded a provisional obligation and additional income tax expense of approximately $80,000 in the fourth quarter of 2017. However, the Company is continuing to gather additional information and will consider additional technical guidance to more precisely compute and account for the amount of the transition tax. This amount may change when the Company finalizes the calculation of post-1985 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. The 2017TCJA’s transition tax is payable over eight years beginning in 2018.

PRC

Dongfang Paper and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for the years ended December 31, 2023, and 2022 were as follows:

	Year Ended
	December 31,
	2023	2022
Provision for Income Taxes
Current Tax Provision U.S.	$-	$15,062
Current Tax Provision PRC	346,954	1,435,173
Deferred Tax Provision PRC	-	10,261,104
Total Provision for (Deferred tax benefit)/ Income Taxes	$346,954	$11,711,339

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $62,499 and $530,581 for U.S. income tax purposes for the years ended December 31, 2023 and 2022, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of December 31, 2023, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of December 31, 2023 and 2022, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$16,922,756	$15,474,485
Impairment of property, plant and equipment	585,380	796,559
Miscellaneous	135,714	615,436
Net operating loss carryover of PRC company	274,525	213,620
(Gain)/Loss on asset disposal	(64,065)	-
Total deferred tax assets	17,854,310	17,100,100
Less: Valuation allowance	(17,854,310)	(17,100,100)
Total deferred tax assets, net	$-	-

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory rates to the Company’s effective tax rate as of:

	Year Ended December 31,
	2023	2022
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction	(20.7)	(17.0)%
Change in valuation allowance	(7.9)%	(249.0)%

Effective income tax rate	(3.6)%	(241.0)%

During the years ended December 31, 2023, and 2022, the effective income tax rate was estimated by the Company to be -3.6% and -241.0%, respectively.

As of December 31, 2023, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2023 and 2022, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the year ended December 31, 2023 and 2022, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

2023 Incentive Stock Plan

On October 31, 2023, the Company’s Annual General Meeting adopted and approved the 2023 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc.(the”2023 Plan”). Under the 2023 ISP, the Company has reserved a total of 1,500,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

All shares of common stock under the 2023 ISP, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2023, have been reserved.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Commitments and Contingencies

Xushui Land Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $16,943 (RMB120,000). This lease is renewable at the end of the 30-year term.

December 31,	Amount
2024	16,943
2025	16,943
2026	16,943
2027	16,943
2028	16,943
Thereafter	50,828
Total operating lease payments	$135,543

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $141,189 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of December 31, 2023.

December 31,	Amount
2024	141,189
2025	141,189
2026	141,189
2027	141,189
2028	141,189
Thereafter	-
Total operating lease payments	$705,945
Less: Interest	(121,595)
Present value of lease liabilities	584,350
Less: current portion, record in current liabilities	(100,484)
Present value of lease liabilities	483,866

Capital commitment

As of December 31, 2023, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $3,499,936 and $4,329,279 as of December 31, 2023 and 2022, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of December 31, 2023, and 2022, the Company guaranteed its long-term loan from financial institutions amounting to $4,376,862 (RMB31,000,000) and $4,451,081 (RMB31,000,000), respectively, that matured at various times in 2028. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

Summarized financial information for the three reportable segments is as follows:

	Year Ended
	December 31, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$85,106,864	1,334,022	106,064	-	-	86,546,950
Gross profit	4,006,381	(2,995,369)	(11,127)	-	-	999,885
Depreciation and amortization	4,168,755	8,470,810	1,586,425	-	-	14,225,990
Loss on impairment of assets	905,226	219,744	375,328	-	-	1,500,298
Interest income	300,928	2,376	9,790	2,002	-	315,096
Interest expense	503,740	181,447	291,675	7,656	-	984,518
Income tax expense(benefit)	346,954	-	-	-	-	346,954
Net income (loss)	(109,770)	(9,004,792)	(726,065)	(105,408)	-	(9,946,035)

	Year Ended
	December 31, 2022
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$98,725,408	1,369,206	257,820	-	-	100,352,434
Gross profit	7,629,761	(2,942,893)	67,328	-	-	4,754,196
Depreciation and amortization	4,782,157	8,349,374	1,656,505	-	-	14,788,036
Interest income	12,820	1,209	8,684	1,551	-	24,264
Interest expense	653,525	54,180	320,246	-	-	1,027,951
Income tax expense(benefit)	3,054,208	7,062,139	1,579,930	15,062	-	11,711,339
Net income (loss)	780,465	(17,162,887)	(1,100,286)	880,406	30,994	(16,571,308)

	As of December 31, 2023
	Dongfang Paper	Tengsheng Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total assets	$57,139,592	127,734,031	8,184,902	1,685,124	-	194,743,649

	As of December 31, 2022
	Dongfang Paper	Tengsheng Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total assets	$63,365,986	117,645,828	17,945,969	5,489,450	-	204,447,233

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Concentration and Major Customers and Suppliers

For the years ended December 31, 2023, and 2022, the Company had no single customer contributed over 10% of total sales.

For the year ended December 31, 2023, the Company had two major suppliers that accounted for 72% and 17% of total purchases by the Company.

For the year ended December 31, 2022, the Company had two major suppliers that accounted for 76% and 15% of total purchases by the Company.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2023 and 2022. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$70,595) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2023, and 2022, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB24,135,060 (US$3,407,607) as of December 31, 2023.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) Subsequent Event

The board removed Jie Ping from the position of Legal Representative of Tengsheng Paper On January 1, 2024.

(23) Summarized Quarterly Financial Data (Unaudited)

	Quarter
2023	First	Second	Third	Fourth
Revenues	$19,790,877	$30,019,914	$15,771,560	$20,964,599
Gross (loss) profit	(276,999)	1,179,858	(153,223)	250,249
Loss from operations	(2,772,361)	(518,683)	(2,484,513)	(3,800,331)
Net loss	(2,733,165)	(1,253,493)	(1,975,368)	(3,984,009)
Net income per share
Basic	$-0.27	$-0.125	$-0.20	$-0.40
Diluted	$-0.27	$-0.125	$-0.20	$-0.40

2022	First	Second	Third	Fourth
Revenues	$15,481,618	$31,788,884	$31,709,214	$21,372,718
Gross profit	310,445	634,037	2,783,588	1,026,126
Loss from operations	(2,990,436)	(1,235,765)	(586,953)	(1,895,373)
Net loss	(2,488,214)	(287,913)	(1,887,318)	(11,907,863)
Net income per share
Basic	$-0.03	$-0.003	$-0.19	$-1.19
Diluted	$-0.03	$-0.003	$-0.19	$-1.19

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Condensed Financial Information of the Parent Company

The condensed financial statements of IT Tech Packaging Inc. (“ITP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $86,641,643 and $86,141,643 as of December 31, 2023, and 2022.

The following represents condensed unconsolidated financial information of the parent company only:

	December 31,	December 31,
	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$678,347	$1,930,241
Prepayments and other current assets	-	-

Total current assets	678,347	1,930,241

Investment in subsidiaries	172,382,428	184,806,532

Total Assets	$173,060,775	$186,736,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Inter-company payable	$4,026,904	$4,070,160
Due to related parties	727,433	727,433
Accrued payroll and employee benefit	-	-
Accrued liabilities	-	-
Income tax payable	-	-

Total current liabilities	4,754,337	4,797,593

Derivative liability	54	646,283

Total liabilities	$4,754,391	$5,443,876

Total stockholders’ equity	168,306,384	181,292,897

Total Liabilities and Stockholders’ Equity	$173,060,775	$186,736,773

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31,
	2023	2022

Revenue	-	-
Selling, general and administrative expenses	$708,638	$515,294
Loss from Operations	(708,638)	(515,294)
Equity in earnings of unconsolidated subsidiaries	(9,883,626)	(17,489,197)
Loss on derivative liability	646,229	1,417,251
Other Income (Expense)	-	-
Income before Income Taxes	(9,946,035)	(16,587,240)
Provision for Income Taxes	-	(15,062)
Net Income	$(9,946,035)	$(16,602,302)
Other comprehensive income /(loss)	(3,040,994)	(18,010,708)
Total Comprehensive Income (loss)	$(12,987,029)	$(34,613,010)

	Year Ended
	December 31,
	2023	2022
Net Cash Used in Operating Activities	$(708,641)	$(374,357)

Net Cash Used in Investing Activities	(500,000)	(6,502,000)

Net Cash Provided by Financing Activities	(43,253)	(329,399)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,251,894)	(7,205,755)

Cash and Cash Equivalents - Beginning of Year	1,930,241	9,135,996

Cash and Cash Equivalents - End of Year	$678,347	$1,930,241

The condensed financial information has been prepared using the same accounting policies as set out in the Company’s consolidated financial statements except that the parent company has used equity method to account for its investments in the subsidiaries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 29, 2024, WWC, P.C. Certified Public Accountants (“WWC”) resigned as our independent registered public accounting firm, effective immediately.

WWC’s reports on our consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through February 29, 2024, there were no disagreements with WWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC, would have caused WWC to make reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided WWC with a copy of the above disclosures and requested that WWC furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of WWC’s letter dated February 29, 2024 was attached as Exhibit 16.1 to a Current Report on Form 8-K that was filed by us with the SEC on March 4, 2024.

On March 1, 2024, we engaged GGF CPA LIMITED (“GGF”) as our independent registered public accounting firm for the fiscal year ending December 31, 2023, effective immediately. During the fiscal years ended December 31, 2022 and 2021 and through March 1, 2024, neither we nor anyone on its behalf consulted with GGF regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that GGF concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Zhenyong Liu, the Company’s Chief Executive Officer (“CEO”), and Jing Hao, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company’s internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2023. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers. Our Board of Directors is comprised of five directors, and is divided into two classes, Class I and Class II. There are no family relationships between any of our directors or executive officers.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	61	Chief Executive Officer and Chairman of the Board
Jing Hao	41	Chief Financial Officer
Dahong Zhou	45	Secretary
Marco Ku Hon Wai	50	Director
Wenbing Christopher Wang	53	Director
Fuzeng Liu	75	Director
Lusha Niu	45	Director

We have two classes of directors with each class elected in a different calendar year from the calendar year in which the other class of directors are elected. All directors are elected for a two-year term. The directors elected in Class I, Marco Ku Hon Wai and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2025 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The directors elected in Class II, Zhenyong Liu, Fuzeng Liu and Lusha Niu will serve until the annual meeting of stockholders in 2024 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Our officers serve at the discretion of our Board of Directors.

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

Wenbing Christopher Wang. Mr. Wenbing Christopher Wang has served on the Board of Directors since October 28, 2009. Mr. Wang has also been serving as chief financial officer of Phoenix Motor Inc. (Nasdaq:PEV) since June 2021. Mr. Wang has also been serving as President and Director of FushiCopperweld, Inc. (“Fushi”) since January 21, 2008. Mr. Wang served as Fushi’s Chief Financial Officer from December 13, 2005 to August 31, 2009. Prior to Fushi, Mr. Wang worked for Redwood Capital, Inc., China Century Investment Corporation, Credit Suisse First Boston and VC China in various capacities. Fluent in both English and Chinese, Mr. Wang holds a master’s degree in business administration and finance and corporate accounting from Simon Business School of University of Rochester. Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine.

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

Lusha Niu. Ms. Niu has been a member of the Board of Directors since October 12, 2016. Ms. Niu is a public relations veteran with strong background in international business and finance. Since September 2013, Ms. Niu has been the Director of Corporate Communications and Public Affairs, Asia Lead of Financial Communication at MSL GROUP, a global public communications firm. From August 2008 until August 2013, Ms. Niu was an Associate Director at APCO Worldwide, a Washington D.C. based global public affairs consulting firm. Ms. Niu also served as a Consulting Analyst with BDA Consulting, advising global institutional investors on their China deal strategy. Ms. Niu holds a Master’s degree in Finance from the University of Colorado.

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

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2023:

Board of Directors	5
Audit Committee	5
Compensation Committee	2
Nominating Committee	1

The above table includes meetings held by means of a conference telephone call and actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the Board of Directors and those committees on which he served during the year.

For the fiscal year ended December 31, 2023, the Board of Directors met on at least a quarterly basis. The independent directors had regularly scheduled meetings as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management as required by Section 802(c) of the NYSE American Company Guide.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2023, all such reports were filed timely.

Item 11. Executive Compensation

The following compensation table summarizes the cash and non-cash compensation earned during the years ended December 31, 2023 and 2022 by each person who served as principal executive officer, principal financial officer, and secretary during 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Total
		($)	($)	($)	($)	($)	($)
Zhenyong Liu,	2022	$35,519	0	-	-	-	$35,519
Chairman, CEO	2023	$34,016	-	$-	-	-	$34,016

Jing Hao	2022	$35,519		$-	-	-	$35,519
CFO	2023	$34,016	-	$-	-	-	$34,016

Dahong Zhou,	2022	$4,299	-	$-	-	-	$4,299
Secretary	2023	$4,117	-	$-	-	-	$4,117

Employment Agreements

Mr. Zhenyong Liu receives a monthly salary of RMB 20,000 (approximately $2,835). On January 11, 2012, the Company awarded Mr. Zhenyong Liu 4,433 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $34.5 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Zhenyong Liu 800 shares of restricted common stock under the 2011 ISP and 2012 ISP, with a value of $26.6 per share, based on the closing price on the date of the stock issuance. On September 13, 2018, the Company issued 10,000 shares of common stock to Mr. Zhenyong Liu under the 2015 Omnibus Equity Incentive Plan with a value of $8.8 per share as of the date of issuance. On April 8, 2020, the Company issued 20,000 shares of common stock to Mr. Zhenyong Liu under the 2019 ISP with a value of $6.0 per share as of the date of issuance. On September 8, 2020, the Compensation Committee of the Company unanimously approved that Mr. Zhenyong Liu shall receive the bonus of $40,000 for his service rendered in the year 2020.

Ms. Hao began receiving a monthly salary of RMB 20,000 (approximately $2,835) in January 2015. On September 13, 2018, the company issued 1,000 shares of common stock to Ms. Jing Hao under the 2015 Omnibus Equity Incentive Plan with a value of $8.8 per share as of the date of issuance. On September 8,2020, the Compensation Committee of the Company unanimously approved that Ms. Jing Hao shall receive the bonus of $40,000 for her service rendered in the year 2020.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Total
		($)	($)	($)	($)	($)	($)
Fuzeng Liu	2022	$7,701	-	$-	-	-	$7,701
Director	2023	$7,375	-	$-	-	-	$7,375

Marco Ku Hon Wai	2022	$20,000	-	$-	-	-	$20,000
Director	2023	$20,000	-	$-	-	-	$20,000

Wenbing Christopher Wang	2022	$20,000	-	$-	-	-	$20,000
Director	2023	$20,000	-	$-	-	-	$20,000

LushaNiu	2022	$7,399	-	-	-	-	$7,399
Director	2023	$7,086	-	-	-	-	$7,086

Effective November 1, 2014, Mr. Marco Ku Hon Wai began serving as our director and has received annual compensation of $20,000, payable on a monthly basis. In addition, the Company agreed to issue Mr. Ku 750 shares of its common stock. On January 12, 2016, the Company issued Mr. Ku 750 shares restricted common stock under the 2015 ISP for his services in 2015, with a value of $13.3 per share, based on the closing price on the date of the issuance. Mr. Ku will be reimbursed for his out-of-pocket expenses incurred in connection with his service to the Company.

Effective October 28, 2009, Mr. Wenbing Christopher Wang has served as our director and has received annual compensation of $20,000, payable on a monthly basis. Mr. Wang also received 400 shares of common stock, a number equal to $20,000 divided by the closing price of the common stock on October 28, 2009, with piggyback registration rights subordinate to that held by investors in any past or future private placement of securities. On January 11, 2012, the Company awarded its independent director Mr. Wenbing Christopher Wang 1,582 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $34.5 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Wang 500 shares restricted common stock under the 2011 ISP and 2012 ISP for, with a value of $26.6 per share, based on the closing price on the date of the stock issuance. On January 12, 2016, the Company issued Mr. Wang 500 shares restricted common stock under the 2015 ISP, with a value of $13.3 per share, based on the closing price on the date of the issuance.

On October 12, 2016, Ms. Lusha Niu was elected as our director and receives annual compensation of RMB50,000, payable on a monthly basis.

On December 31, 2013, Mr. Fuzeng Liu received 500 shares of restricted common stock from our 2011 and 2012 ISPs. The value of the stock award is determined by the closing price of the Company’s common stock on the date of the award, which was $26.6 as of December 31, 2013.

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

Outstanding Equity Awards at Fiscal Year-End

There were no option exercises in fiscal year of 2023 or options outstanding as of December 31, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each director, (ii) our Chief Executive Officer and President and (iii) all executive officers and directors as a group as of the date of this annual report.

Amount and Nature of Beneficial Ownership
	Amount and Nature of	Percentage of
	Beneficial	Common
Name and Address of Beneficial Owner (1)	Ownership	Stock

Zhenyong Liu CEO and Director	536,484	5.3%
Jing Hao CFO	1,000	*
Dahong Zhou Secretary	0	0
Marco Ku Hon Wai Director	750	*
Fuzeng Liu Director	500	*
Wenbing Christopher Wang Director	2,982	*
LushaNiu Director	0	*
All Directors and Executive Officers as a Group (7 persons)	541,716	5.4%

*	Less than 1% of the Company’s issued and outstanding common shares.

(1)	The address of each director and executive officer is c/o Science Park, Juli Road, Xushui District, Baoding City, Hebei Province, People’s Republic of China.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units		Weighted- average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		$-	-
Equity compensation plans not approved by security holders	-		-	-
Total		$

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $361,915 and $368,052 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2023, and 2022, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2023, and 2022, approximately $42,357 and $43,075 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of December 31, 2023, and 2022, the outstanding loan balance were $nil and $2,185,569, respectively, and the accrued interest was $194,047 and $197,338, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2023 and 2022, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the years ended December 31, 2023, and 2022, respectively. The accrued interest owe to the CEO was approximately $598,319 and $608,465, as of December 31, 2023, and 2022, respectively, which was recorded in other payables and accrued liabilities.

On December 8, 2021, the Company entered into an agreement with Mr. Zhenyong Liu, which allows Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan was unsecured and carried a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the year ended December 31, 2023 was $290,275.

As of December 31, 2023 and 2022, amount due to shareholder are $727,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is GGF CPA LTD. , Level 3, Shop 119 No. 20, Jingang Avenue, Nansha District, Guangzhou, Guangdong , PCAOB Auditor ID 2729 .

Audit Fees

We incurred approximately $207,000 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit and reviews of the Company’s financial statements for 2023.

We incurred approximately $191,000 for professional services rendered by our registered independent public accounting firm, WWC, P.C., for the audit and reviews of the Company’s financial statements for 2022.

We incurred approximately $166,000 for professional services rendered by our registered independent public accounting firm, GGF for the audit of the Company’s financial statements for 2023.

Audit-Related Fees

IT Tech Packaging did not incur any audit-related fees to WWC in 2023.

IT Tech Packaging did not incur any audit-related fees to WWC in 2022.

Tax Reporting Preparation Fees

IT Tech Packaging did not incur any tax reporting preparation fees to WWC in 2023.

IT Tech Packaging did not incur any tax reporting preparation fees to WWC in 2022.

All Other Fees

IT Tech Packaging did not incur any fees from its registered independent public accounting firm for services rendered to IT Tech Packaging, other than the services covered in “Audit Fees” and “Audit-Related Fees” for the fiscal years ended December 31, 2023 and 2022.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2023 and 2022, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre–approve all audit and non–audit related services, tax services and other services. Preapproval is generally provided for up to one year, and any pre–approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre–approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007.

3.1	Articles of Incorporation, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007

3.3	Bylaws, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

3.4	Articles of Merger, incorporated by reference to the exhibit 3.1 to our report on Form 8-K filed with the SEC on August 1, 2018.

3.5	Certificate of Change, incorporated by reference to the exhibit 3.1 to our report on Form 8-K filed with the SEC on July 7, 2022.

3.6	Amended and Restated Bylaws, incorporated by reference to the exhibit 3.1 to our report on Form 8-K filed with the SEC on November 3, 2021.

4.1	Specimen of Common Stock certificate, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

4.2	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

4.3	Description of Securities, incorporated by reference to exhibit 4.3 to our Annual Report on Form 10-K filed with the SEC on March 23, 2020.

4.4	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

4.5	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2020.

4.6	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

4.7	Warrant Agency Agreement dated March 1, 2021 by and between the Company and Empire Stock Transfer Inc., incorporated by reference to the Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

4.8	Form of Common Stock Purchase Warrant, incorporated by reference to the Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui District Dayin Township Wuji Village Committee and Party Branch, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010

10.2	Land Use Rights Certificate, dated March 10, 2003, incorporated by reference to the exhibit to our amended Annual Report on form 10- K/A filed with the SEC on February 1, 2010

10.3	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Dongfang Paper and Baoding Shengde, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.4	Proxy Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

Exhibit No.	Description of Exhibit

10.5	Loan Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.6	Call Option Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.7	Share Pledge Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.8	Call Option Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010

10.9	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010

10.10	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”), incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.11	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”)., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.12	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.13	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.14	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.15	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and Hebei Shuangxing Paper Co., Ltd., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009

Exhibit No.	Description of Exhibit

10.16	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between IT Tech Packaging, Inc. and Roth Capital Partners, LLC, incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010

10.17	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Dongfang PaperMilling Company Limited for the purchase of a series of paper machineries and equipment, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010

10.18	Letter from Mr. Zhenyong Liu regarding postponement of interest payments by IT Tech Packaging, Inc., incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 25, 2014.

10.19	Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Shanghai Pudong Development Bank Inc., Baoding Branch, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 25,2014.

10.20	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Rural Credit Union of Xushui District, incorporated by reference to Exhibit 10.24 to our Annual Report on Form10-K filed on March 25, 2014.

10.21	Engagement Letter, dated as of June 3, 2014, between the Company and H.C. Wainwright & Co., LLC and amendments dated as of July 1,2014, August 19, 2014 and August 25, 2014, incorporated by reference to exhibits 1.1, 1.2, 1.3 and 1.4 to our Current Report on Form 8- K filed with the SEC on September 3, 2014.

10.22	Securities Purchase Agreement, dated August 25, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

10.23	Appointment Letter dated November 3, 2014, by and between IT Tech Packaging, Inc. and Marco Ku Hon Wai, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 6, 2014.

10.24	Loan Agreement dated December 2, 2014, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.

10.25	Loan Agreement dated March 1, 2015, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 25, 2015.

10.26	Agreement dated July 1, 2015, among China Orient, Hebei Baoding Dongfang Paper Milling Company Limited, Baoding Shengde Paper Co.,Ltd., Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2015

10.27	Acquisition Agreement dated June 25, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and HebeiTengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2019.

Exhibit No.	Description of Exhibit

10.28	Supplement Agreement dated December 16, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and Hebei Tengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2019

10.29	Letter Agreement dated April 21, 2020, by and between the Company and Maxim Group LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

10.30	Securities Purchase Agreement dated April 29, 2020 by and between the Company and certain purchasers, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

10.31	Amendment to Securities Purchase Agreement dated May 4, 2020, by and between the Company and certain purchasers, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2020.

10.32	Letter Agreement dated January 14, 2021, by and between the Company and Maxim Group, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.33	Form of Securities Purchase Agreement among the Company and certain institutional investors, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.34	Underwriting Agreement dated as of February 24, 2021 by and between the Company and Maxim Group LLC, incorporated by reference to the Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

14.1	Code of Ethics and Business Conduct, incorporated by reference to the Exhibit 14.1 to our Annual Report on Form10-K filed with the SEC on March 18, 2013

21.1*	Lists of Subsidiaries

23.1*	Consent of WWC, P.C. Certified Accountants.

23.2*	Consent of GGF CPA LIMITED.

31.1*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

Item 16 Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2024

IT TECH PACKAGING, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	March 27, 2024
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	March 27, 2024
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	March 27, 2024
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	March 27, 2024
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	March 27, 2024
Wenbing Christopher Wang

/s/ LushaNiu	Director	March 27, 2024
LushaNiu