Form 10-Q
period 2024-06-30
IT TECH PACKAGING, INC.
filed 2024-08-12
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, there were 10,065,920 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS

Current Assets
Cash and bank balances	$5,144,414	$3,918,938
Restricted cash	899,508	472,983
Accounts receivable (net of allowance for doubtful accounts of $61,000 and $11,745 as of June 30, 2024 and December 31, 2023, respectively)	2,638,219	575,526
Inventories	5,282,420	3,555,235
Prepayments and other current assets	18,246,164	18,981,290
Due from related parties	1,219,553	853,929

Total current assets	33,430,278	28,357,901

Operating lease right-of-use assets, net	476,771	528,648
Property, plant, and equipment, net	155,624,752	163,974,022
Value-added tax recoverable	1,830,425	1,883,078
Deferred tax asset non-current	-	-

Total Assets	$191,362,226	$194,743,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$841,893	$423,567
Current portion of long-term loans	6,817,927	6,874,497
Lease liability	103,568	100,484
Accounts payable	-	4,991
Advance from customers	73,386	136,167
Notes payable	429,451	-
Due to related parties	731,486	728,869
Accrued payroll and employee benefits	369,565	237,842
Other payables and accrued liabilities	13,135,687	12,912,517
Income taxes payable	415,635	-

Total current liabilities	22,918,598	21,418,934

Long-term loans	4,490,094	4,503,932
Lease liability - non-current	498,718	483,866
Derivative liability	5	54

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $21,006,676 and $20,084,995 as of June 30, 2024 and December 31, 2023, respectively)	27,907,415	26,406,786

Commitments and Contingencies

Stockholders’ Equity
Common stock, 50,000,000 shares authorized, $0.001 par value per share, 10,065,920 shares issued and outstanding as of June 30, 2024 and December, 31, 2023.	10,066	10,066
Additional paid-in capital	89,172,771	89,172,771
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(11,613,303)	(10,555,534)
Retained earnings	79,804,703	83,628,986

Total stockholders’ equity	163,454,811	168,336,863

Total Liabilities and Stockholders’ Equity	$191,362,226	$194,743,649

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$26,249,788	$30,019,914	$33,113,629	$49,810,791

Cost of sales	(22,984,488)	(28,840,056)	(29,449,216)	(48,907,932)

Gross Profit	3,265,300	1,179,858	3,664,413	902,859

Selling, general and administrative expenses	(2,717,548)	(1,323,405)	(6,618,331)	(3,818,767)
Loss on impairment of assets	-	(375,136)	-	(375,136)

Income (Loss) from Operations	547,752	(518,683)	(2,953,918)	(3,291,044)

Other Income (Expense):
Interest income	2,807	53,637	4,990	189,905
Interest expense	(211,551)	(270,681)	(421,841)	(519,850)
Gain (Loss) on derivative liability	15	(166,506)	49	(14,409)

Income (Loss) before Income Taxes	339,023	(902,233)	(3,370,720)	(3,635,398)

Provision for Income Taxes	(416,770)	(351,260)	(453,563)	(351,260)

Net Loss	(77,747)	(1,253,493)	(3,824,283)	(3,986,658)

Other Comprehensive Loss
Foreign currency translation adjustment	(756,150)	(9,063,695)	(1,057,769)	(6,560,939)

Total Comprehensive Loss	$(833,897)	$(10,317,188)	$(4,882,052)	$(10,547,597)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.008)	$(0.12)	$(0.38)	$(0.40)

Outstanding – Basic and Diluted	10,065,920	10,065,920	10,065,920	10,065,920

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

Cash Flows from Operating Activities:
Net income	$(3,824,283)	$(3,986,658)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,862,883	7,150,057
(Gain) Loss on derivative liability	(49)	14,409
Loss from disposal and impairment of property, plant and equipment	-	501,934
(Recovery from) Allowance for bad debts	49,462	(830,847)
Allowances for inventories, net	(2,948)	-
Deferred tax	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,121,357)	(1,674,665)
Prepayments and other current assets	660,470	7,634,922
Inventories	(1,751,011)	(3,940,417)
Accounts payable	(4,974)	127,215
Advance from customers	(62,107)	10,567
Notes payable	430,624	-
Related parties	(369,287)	(90,617)
Accrued payroll and employee benefits	133,504	154,398
Other payables and accrued liabilities	928,640	743,936
Income taxes payable	416,770	(67,515)
Net Cash Provided by Operating Activities	1,346,337	5,746,719

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(62,640)	(5,565,713)
Proceeds from sale of property, plant and equipment	-	-
Acquisition of land	-	-

Net Cash Used in Investing Activities	(62,640)	(5,565,713)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	-	-
Proceeds from short term bank loans	844,191	860,919
Proceeds from long term loans	-	2,582,756
Repayment of bank loans	(422,095)	(507,942)
Payment of capital lease obligation	-	(112,136)
Loan to a related party (net)	-	-

Net Cash Provided by Financing Activities	422,096	2,823,597

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(53,792)	(548,712)

Net Increase in Cash and Cash Equivalents	1,652,001	2,455,891

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	4,391,921	9,524,868

Cash, Cash Equivalents and Restricted Cash - End of Period	$6,043,922	$11,980,759

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$278,188	$199,014
Cash paid for income taxes	$36,793	$418,775

Cash and bank balances	5,144,414	11,980,759
Restricted cash	899,508	-
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	6,043,922	11,980,759

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2022	10,065,920	$10,066	$89,172,771	$6,080,574	$(7,514,540)	$93,575,021	$181,323,892
Foreign currency translation adjustment					(6,560,939)		(6,560,939)
Net loss						(3,986,658)	(3,986,658)
Balance at June 30, 2023	10,065,920	$10,066	$89,172,771	$6,080,574	$(14,075,479)	$89,588,363	$170,776,295

Balance at December 31, 2023	10,065,920	$10,066	$89,172,771	$6,080,574	$(10,555,534)	$83,628,986	$168,336,863
Foreign currency translation adjustment					(1,057,769)		(1,057,769)
Net loss						(3,824,283)	(3,824,283)
Balance at June 30, 2024	10,065,920	$10,066	$89,172,771	$6,080,574	$(11,613,303)	$79,804,703	$163,454,811

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary, being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the FinancialAccounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Tengsheng Paper for the three months ended June 30, 2024 and 2023 was accounted for 100% and 99.72% of the Company’s total revenue, respectively. The revenue generated from Dongfang Paper and Tengsheng Paper for the six months ended June 30, 2024 and 2023 was accounted for 100% and 99.84% of the Company’s total revenue, respectively. Dongfang Paper and Tengsheng Paper also accounted for 95.13% and 94.93% of the total assets of the Company as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 are as follows:

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

	June 30,	December 31,
	2024	2023
ASSETS

Current Assets
Cash and bank balances	$4,603,402	$2,807,608
Restricted cash	899,508	472,983
Accounts receivable	2,638,219	575,526
Inventories	5,282,420	3,555,235
Prepayments and other current assets	17,353,714	18,617,351
Due from related parties	287,384	289,173

Total current assets	31,064,647	26,317,876

Operating lease right-of-use assets, net	476,771	528,648
Property, plant, and equipment, net	150,495,716	158,027,099
Deferred tax asset non-current	-	-

Total Assets	$182,037,134	$184,873,623

LIABILITIES

Current Liabilities
Short-term bank loans	$420,946	$-
Current portion of long-term loans	4,993,826	2,780,014
Lease liability	103,568	100,484
Accounts payable	-	4,991
Advance from customers	73,386	136,167
Accrued payroll and employee benefits	329,583	231,568
Other payables and accrued liabilities	11,925,967	11,843,973
Income taxes payable	415,635	-

Total current liabilities	18,262,911	15,097,197

Long-term loans	2,245,047	4,503,932
Lease liability - non-current	498,718	483,866

Total liabilities	$21,006,676	$20,084,995

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2024 and the results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any future period.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Restricted Cash

Out of the restricted cash, $429,451 as of June 30, 2024 was presented for the cash deposited at the Bank of Cangzhou for purpose of securing the bank acceptance notes from this bank (see Note (10)). The restriction will be lifted upon the maturity of the notes payable on July 16, 2024. Restricted cash of $470,057 and $472,983 as of June 30, 2024 and December 31, 2023 was presented for the cash deposited at the Industrial and Commercial Bank of China of Tengsheng Paper. The deposit was restricted due to the personal legal proceeding of Mr. Ping, the Legal Representative of Tengsheng Paper.

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Raw Materials
Recycled paper board	$3,462,147	$198,744
Recycled white scrap paper	10,581	10,647
Gas	65,761	21,428
Base paper and other raw materials	180,653	142,149
	3,719,142	372,968
Semi-finished Goods	298,349	300,207
Finished Goods	1,264,929	2,885,019
Total inventory, gross	5,282,420	3,558,194
Inventory reserve	-	(2,959)
Total inventory, net	$5,282,420	$3,555,235

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Prepayment for purchase of materials	$4,879,907	$5,446,823
Value-added tax recoverable	13,268,074	13,409,459
Prepaid gas	87,028	116,372
Others	11,155	8,636
	$18,246,164	$18,981,290

(6) Property, plant and equipment, net

As of June 30, 2024 and December 31, 2023, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2024	2023

Land use rights	$81,000,265	$81,504,608
Building and improvements	67,156,279	67,939,059
Machinery and equipment	157,513,260	158,629,858
Vehicles	346,054	348,209
Construction in progress	-	-
Totals	306,015,858	308,421,734
Less: accumulated depreciation and amortization	(150,391,106)	(144,447,712)
Property, Plant and Equipment, net	$155,624,752	$163,974,022

As of June 30, 2024 and December 31, 2023, land use rights represented twenty three parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2024 and December 31, 2023, certain property, plant and equipment of Dongfang Paper with net values of $nil, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Land use right of Tengsheng Paper with net value of $4,822,130 and $4,910,034, respectively, as of June 30, 2024 and December 31, 2023 was pledged for a long-term loan from credit union of Baoding Shengde. In addition, land use right of Tengsheng Paper with net value of $3,707,411 and $3,781,366, respectively, as of June 30, 2024 and December 31, 2023 was pledged for another long-term loan from credit union of Baoding Shengde. Land use right of Dongfang Paper with net value of $5,036,790 and $5,135,132, respectively, as of June 30, 2024 and December 31, 2023 was pledged for a long-term loan from credit union of Tengsheng Paper. Certain property, plant and equipment of Dongfang Paper with net values of $276,269 was pledged for a short-term loan from Bank of Cangzhou. See “Short-term bank loans” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,381,095 and $3,463,814 for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization of property, plant and equipment was $6,862,883 and $7,150,057 for the six months ended June 30, 2024 and 2023, respectively.

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

Tengsheng Paper made payments due according to the schedule. On July 17, 2023, the Company made a final payment on outstanding obligations and bought back the Lease Equipment at nominal price according to the agreement. The lease assets were reclassified as own assets and balance of Leased Equipment net of amortization were $nil as of June 30, 2024 and December 31, 2023.

Amortization of the Leased Equipment was $nil and $37,661 for the three months ended June 30, 2024 and 2023. Amortization of the Leased Equipment was $nil and $76,526 for the six months ended June 30, 2024 and 2023. Total interest expenses for the sale-leaseback arrangement was $nil and $2,182 for the three months ended June 30, 2024 and 2023. Total interest expenses for the sale-leaseback arrangement was $nil and $6,671 for the six months ended June 30, 2024 and 2023.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s lease expense are as follows:

Six Months Ended
June 30, 2024
RMB

Operating lease cost	70,158
Short-term lease cost	-
Lease cost	70,158

Supplemental cash flow information related to its operating leases was as follows for the period ended June 30, 2024:

Cash paid for amounts included in the measurement of lease liabilities:

Six Months Ended
June 30, 2024
RMB
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash outflow from operating leases	-

Maturities of its lease liabilities for all operating leases are as follows as of June 30, 2024:

June 30,	Amount
2025	140,315
2026	140,315
2027	140,315
2028	140,315
2029	140,315
Thereafter	-
Total operating lease payments	$701,577
Less: Interest	(99,291)
Present value of lease liabilities	602,286
Less: current portion, record in current liabilities	(103,568)
Present value of lease liabilities	498,718

The weighted average remaining lease terms and discount rates for all of its operating leases were as follows as of June 30, 2024:

June 30,
2024
RMB
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	4.1
Weighted average discount rate	7.56%

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Loans Payable

Short-term bank loans

	June 30,	December 31,
	2024	2023
Bank of Cangzhou 1	$140,315	$-
Bank of Cangzhou 2	280,631	-
Industrial and Commercial Bank of China (“ICBC”) Loan 1	-	2,824
ICBC Loan 2	-	70,594
ICBC Loan 3	-	350,149
ICBC Loan 4	2,806	-
ICBC Loan 5	140,316	-
ICBC Loan 6	140,316	-
ICBC Loan 7	137,509	-
Total short-term bank loans	$841,893	$423,567

On December 31, 2023, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $140,315 at a fixed interest rate of 5.5% per annum. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $276,269 as of June 30, 2024. The loan will be due by December 30, 2024.

On December 31, 2023, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $280,631 at a fixed interest rate of 5.5% per annum. The loan will be due by December 30, 2024.

On September 15, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $2,824 as of June 30, 2024 and December 31, 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $70,594 as of June 30, 2024 and December 31, 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $350,149 as of June 30, 2024 and December 31, 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On June 11, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,806 as of June 30, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by June 11, 2025.

On June 21, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $140,316 as of June 30, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by June 21, 2025.

On June 22, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $140,316 as of June 30, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by June 22, 2025.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 24, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $137,509 as of June 30, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by June 24, 2025.

As of June 30, 2024, there were guaranteed short-term borrowings of $nil and unsecured bank loans of $701,577. As of December 31, 2023, there were guaranteed short-term borrowings of $nil and unsecured bank loans of $423,567.

The average short-term borrowing rates for the three months ended June 30, 2024 and 2023 were approximately 4.45% and 4.83%. The average short-term borrowing rates for the six months ended June 30, 2024 and 2023 were approximately 4.46% and 4.77%.

Long-term loans

As of June 30, 2024 and December 31, 2023, long-term loans were $11,308,021 and $11,378,429, respectively.

	June 30,	December 31,
	2024	2023
Rural Credit Union of Xushui District Loan 1	$3,506,482	$3,528,315
Rural Credit Union of Xushui District Loan 2	2,245,047	2,259,026
Rural Credit Union of Xushui District Loan 3	1,824,101	1,835,458
Rural Credit Union of Xushui District Loan 4	2,525,678	2,541,404
Rural Credit Union of Xushui District Loan 5	1,206,713	1,214,226
Total	11,308,021	11,378,429
Less: Current portion of long-term loans	(6,817,927)	(6,874,497)
Long-term loans	$4,490,094	$4,503,932

As of June 30, 2024, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
Remainder of 2024	$6,817,927
2025	3,367,571
2026 & after	1,122,523
Total	11,308,021

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of June 30, 2024 and December 31, 2023. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of June 30, 2024 and December 31, 2023, the total outstanding loan balance was $3,506,482 and $3,528,315. Out of the total outstanding loan balance, current portion amounted was $1,963,012 and $1,269,290, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,543,470 and $2,259,025 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021,December 24, 2021 and April 16, 2024 and extended for additional 5 years in total, which is due on April 15, 2026 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of June 30, 2024 and December 31, 2023, the total outstanding loan balance was $2,245,047 and $2,259,026, respectively, which are presented as non-current liabilities and current liabilities, respectively, in the consolidated balance sheet as of June 30, 2024 and December 31, 2023.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of June 30, 2024 and December 31, 2023, the total outstanding loan balance was $1,824,101 and $1,835,458, respectively, which are presented as current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. As of June 30, 2024 and December 31, 2023, the total outstanding loan balance was $2,525,678 and $2,541,404. Out of the total outstanding loan balance, current portion amounted was $2,525,678 and $1,284,820, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,256,584 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively. The loan was fully repaid in July 2024.

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which was due in various installments from June 21, 2024 to December 5, 2026. The loan was guaranteed by an independent third party. Interest payment was due monthly and bore a rate of 7% per annum. As of June 30, 2024 and December 31, 2023, total outstanding loan balance was $1,206,713 and $1,214,226, respectively. Out of the total outstanding loan balance, current portion amounted $505,136 and $225,903, which is presented as current liabilities and the remaining balance of $701,577 and $988,323 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2024 and 2023 were $211,551 and $268,499, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2024 and 2023 were $421,841 and $513,179, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013,Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $359,676 and $361,915 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the Company paid off the remaining balance, together with interest of $20,400. As of June 30, 2024 and December 31, 2023, approximately $42,095 and $42,357 of interest, respectively, were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of June 30, 2024 and December 31, 2023, the outstanding interest was $192,846 and $194,047, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2024 and December 31, 2023, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and six months ended June 30, 2024 and 2023. The accrued interest owing to Mr. Zhenyong Liu was approximately $594,617 and $598,319, as of June 30, 2024 and December 31, 2023, respectively, which was recorded in other payables and accrued liabilities.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the six months ended June 30, 2024 and 2023 were $nil and $176,847.

As of June 30, 2024 and December 31, 2023, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Notes payable

As of June 30, 2024, the Company had bank acceptance notes of $429,451 from the Cangzhou to suppliers for settling purchases of raw materials. The acceptance notes are used to essentially extend the payment of accounts payable and are issued under the banking facilities obtained from bank. The bank acceptance notes from the bank bore interest rate at nil% per annum and 0.05% of notes amount as handling change. The acceptance notes will become due and payable on July 16, 2024.

(11) Other payables and accrued liabilities

	June 30,	December 31,
	2024	2023
Accrued electricity	$115,216	$3,054
Value-added tax payable	68,138	696
Accrued interest to a related party	594,617	598,319
Payable for purchase of property, plant and equipment	11,054,912	11,175,858
Accrued commission to salesmen	14,869	47,040
Accrued bank loan interest	1,207,344	1,070,708
Others	80,591	16,842
Totals	$13,135,687	$12,912,517

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the June 30, 2024:

Six months ended
June 30, 2024
Expected term	0.68 - 2.75
Expected average volatility	84% - 102%
Expected dividend yield	-
Risk-free interest rate	0.19% - 4.71%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2024: Fair

Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2023	$54
Change in fair value of derivative liability	(49)

Balance at June 30, 2024	$5

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

(14) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $7.425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $7.425 per share and 352,000 May 2020 Warrants were outstanding as of June 30, 2024.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $5.5 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $5.5 per share. 1,207,492 January 2021 Warrants were outstanding as of June 30, 2024.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $7.5 and will expire on March 1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $7.5 per share and 1,457,143 March 2021 Warrants were outstanding as of June 30, 2024.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock warrant activities is as below:

	Six months ended June 30, 2024
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-
Exercised during the period	-
Cancelled or expired during the period	-
Outstanding and exercisable at end of the period	3,016,635	$6.6907

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2024.

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
3,016,635	1.59	$6.6907	3,016,635	$6.6907

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2024 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of June 30, 2024 and December 31, 2023 are nil.

(15) Earnings Per Share

For the three months ended June 30, 2024 and 2023, basic and diluted net loss per share are calculated as follows:

	Three Months Ended June 30,
	2024	2023
Basic loss per share
Net loss for the period - numerator	$(77,747)	$(1,253,493)
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Net loss per share	$(0.008)	$(0.12)

Diluted income per share
Net income for the period - numerator	$(77,747)	$(1,253,493)
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Diluted loss per share	$(0.008)	$(0.12)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2024 and 2023, basic and diluted net loss per share are calculated as follows:

	Six Months Ended June 30,
	2024	2023
Basic loss per share
Net loss for the period - numerator	$(3,824,283)	$(3,986,658)
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Net loss per share	$(0.38)	$(0.40)

Diluted loss per share
Net loss for the period - numerator	$(3,824,283)	$(3,986,658)
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Diluted loss per share	$(0.38)	$(0.40)

For the three and six months ended June 30, 2024 and 2023 there were no securities with dilutive effect issued and outstanding.

(16) Income Taxes

United States

The Company may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the second quarter ended June 30, 2024 and 2023, and management believes that its earnings are permanently invested in the PRC.

PRC

Dongfang Paper and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provisions for income taxes for three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30,
	2024		2023
Provision for Income Taxes
Current Tax Provision U.S.	$		$-
Current Tax Provision PRC		416,770	351,260
Deferred Tax Provision PRC		-	-
Total Provision for (Deferred tax benefit)/ Income Taxes		$416,770	$351,260

The provisions for income taxes for six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,
	2024	2023
Provision for Income Taxes
Current Tax Provision U.S.	$36,793	$-
Current Tax Provision PRC	416,770	351,260
Deferred Tax Provision PRC	-	-
Total Provision for (Deferred tax benefit)/ Income Taxes	$453,563	$351,260

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $62,499 and $530,581 for U.S. income tax purposes for the years ended December 31, 2023 and 2022, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of June 30, 2024, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of June 30, 2024 and December 31, 2023, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	June 30,	December 31,
	2024	2023
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$17,753,892	$16,922,756
Impairment of property, plant and equipment	581,757	585,380
Miscellaneous	648,269	135,714
Net operating loss carryover of PRC company	156,717	274,525
(Gain) Loss on asset disposal	(63,669)	(64,065)
Total deferred tax assets	19,076,967	17,854,310
Less: Valuation allowance	(19,076,967)	(17,854,310)
Total deferred tax assets, net	$-	-

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended June 30, 2024 and 2023, the effective income tax rate was estimated by the Company to be 122.9% and -38.9%, respectively

	Three Months Ended
	June 30,
	2024	2023
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of tax and book difference	(15.4)%	(121.4)%
Change in valuation allowance	113.3%	57.5%
Effective income tax rate	122.9%	(38.9)%

During the six months ended June 30, 2024 and 2023, the effective income tax rate was estimated by the Company to be -13.5% and -9.7%, respectively

	Six Months Ended
	June 30,
	2024	2023
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of tax and book difference	(2.2)%	(42.7)%
Change in valuation allowance	36.3%	8.0%
Effective income tax rate	(13.5)%	(9.7)%

As of June 30, 2024, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2024 and December 31, 2023, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the six months ended June 30, 2024 and December 31, 2023, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(17) Stock Incentive Plans

2023 Incentive Stock Plan

On October 31, 2023, the Company’s Annual General Meeting adopted and approved the 2023 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc. (the”2023 ISP”). Under the 2023 ISP, the Company has reserved a total of 1,500,000 shares of common stock for issuance as or under awards to be made to the directors, officers, employees and/or consultants of the Company and its subsidiaries.

All shares of common stock under the 2023 ISP, including shares originally authorized by equity holders and shares remaining for future issuance as of June 30, 2024, have been reserved.

(18) Commitments and Contingencies

Xushui Land Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30- year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $16,884 (RMB120,000). This lease is renewable at the end of the 30-year term.

June 30,	Amount
2025	16,838
2026	16,838
2027	16,838
2028	16,838
2029	16,838
Thereafter	42,095
Total operating lease payments	126,285

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $140,698 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of June 30, 2024.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital commitment

As of June 30, 2024, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $3,465,791 and $3,499,936 as of June 30, 2024 and December 31, 2023, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of June 30, 2024 and December 31, 2023, the Company guaranteed its long-term loan from financial institutions amounting to $4,349,778 (RMB31,000,000) that will mature at various times in 2028. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	June 30, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$26,212,815	$36,973	$-	$-	$-	$26,249,788
Gross profit	3,228,326	36,973	-	-	-	3,265,299
Depreciation and amortization	893,311	2,096,538	391,246	-	-	3,381,095
Interest income	2,088	548	170	1	-	2,807
Interest expense	90,393	45,263	72,123	3,772	-	211,551
Income tax expense(benefit)	416,770	-	-	-	-	416,770
Net income (loss)	2,202,788	(2,111,359)	(82,396)	(86,780)	-	(77,747)

	Three Months Ended
	June 30, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$29,631,400	$344,268	$44,246	$-	$-	$30,019,914
Gross profit	1,893,087	(709,660)	(3,569)	-	-	1,179,858
Depreciation and amortization	996,939	2,071,666	395,209	-	-	3,463,814
Loss on impairment of assets	-	-	375,136	-	-	375,136
Interest income	47,763	844	4,486	544	-	53,637
Interest expense	144,083	53,991	72,607	-	-	270,681
Income tax expense(benefit)	351,260	-	-	-	-	351,260
Net income (loss)	937,333	(1,487,869)	(443,841)	(259,116)	-	(1,253,493)

	Six Months Ended
	June 30, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$33,039,614	74,015	-	-	-	33,113,629
Gross profit	3,590,661	73,751	-	-	-	3,664,412
Depreciation and amortization	1,882,583	4,197,079	783,221	-	-	6,862,883
Interest income	3,550	1,084	343	13	-	4,990
Interest expense	179,900	90,117	144,368	7,456	-	421,841
Income tax expense(benefit)	416,770	-	-	36,793	-	453,563
Net income (loss)	1,068,547	(4,234,116)	(136,908)	(521,806)	-	(3,824,283)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	June 30, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$49,159,596	571,312	79,883	-	-	49,810,791
Gross profit	2,332,167	(1,422,900)	(6,408)	-	-	902,859
Depreciation and amortization	2,137,405	4,209,594	803,058	-	-	7,150,057
Loss from impairment and disposal of property, plant and equipment	-	-	375,136	-	-	375,136
Interest income	180,946	1,537	5,721	1,701	-	189,905
Interest expense	290,785	82,565	146,500	-	-	519,850
Income tax expense(benefit)	351,260	-	-	-	-	351,260
Net income (loss)	367,869	(3,407,989)	(543,126)	(403,412)	-	(3,986,658)

	As of June 30, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$59,259,853	122,777,281	7,338,286	1,986,806	-	191,362,226

	As of December 31, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$57,139,592	127,734,031	8,184,902	1,685,124	-	194,743,649

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(20) Concentration and Major Customers and Suppliers

For the three and six months ended June 30, 2024 and 2023, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2024, the Company had three major suppliers accounted for 76%, 16% and 7% of total purchases. For the three months ended June 30, 2023, the Company had three major suppliers accounted for 74%, 16% and 6% of total purchases.

For the six months ended June 30, 2024, the Company had three major suppliers accounted for 76%, 16% and 7% of total purchases. For the six months ended June 30, 2023, the Company had three major suppliers accounted for 67%, 13% and 10% of total purchases.

(21) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of June 30, 2024 and December 31, 2023. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 ($70,158) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2024 and December 31, 2023, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB36,551,963 ($5,128,804) as of June 30, 2024.

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

(23) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2024 and 2023 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended June 30, 2024 and 2023

Revenue for the three months ended June 30, 2024 was $26,249,788, a decrease of $3,770,126, or 12.56%, from $30,019,914 for the same period in the previous year. This was mainly due to the production suspension of offset printing paper and tissue paper products in the second quarter of 2024.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, corrugating medium paper (“CMP”) and tissue paper products for the three months ended June 30, 2024 was $26,212,815, representing a decrease of $3,762,919, or 12.55%, from $29,975,734 for the second quarter of 2023. Total offset printing paper, CMP and tissue paper products sold during the three months ended June 30, 2024 amounted to 75,365 tonnes, representing a decrease of 3,271 tonnes, or 4.16%, compared to 78,636 tonnes sold in the comparable period in the previous year. Production of offset printing paper and tissue paper products was suspended due to the rising natural gas prices in the first half of 2024. It is expected that production will resume in the third quarter of 2024. The changes in revenue dollar amount and in quantity sold for the three months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	June 30, 2024		June 30, 2023		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	62,813	$21,983,621	60,063	$21,931,330	2,750	$52,291	4.58%	0.24%
Light-Weight CMP	12,552	$4,229,194	12,877	$4,544,190	(325)	$(314,996)	(2.52)%	(6.93)%
Total CMP	75,365	$26,212,815	72,940	$26,475,520	2,425	$(262,705)	3.32%	(0.99)%
Offset Printing Paper	-	$-	5,403	$3,155,882	(5,403)	$(3,155,882)	(100.00)%	(100.00)%
Tissue Paper Products	-	$-	293	$344,332	(293)	$(344,332)	(100.00)%	(100.00)%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	75,365	$26,212,815	78,636	$29,975,734	(3,271)	$(3,762,919)	(4.16)%	(12.55)%

Monthly sales revenue for the 24 months ended June 30, 2024, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended June 30, 2024 and 2023 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended June 30, 2024	$-	$350	$337	$-
Three Months ended June 30, 2023	$584	$365	$353	$1,175
Decrease from comparable period in the previous year	$(584)	$(15)	$(16)	$(1,175)
Decrease by percentage	(100)%	(4.11)%	(4.53)%	(100)%

The following chart shows the month-by-month ASPs for the 24-month period ended June 30, 2024:

Corrugating Medium Paper

Revenue from CMP amounted to $26,212,815 (100.00% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended June 30, 2024, representing a decrease of $262,705, or 0.99%, from $26,475,520 for the comparable period in 2023. Production of offset printing paper and tissue paper products was suspended in the second quarter of 2024.

We sold 75,365 tonnes of CMP in the three months ended June 30, 2024 as compared to 72,940 tonnes for the same period in 2023, representing a 3.32% increase in quantity sold.

ASP for regular CMP decreased from $365/tonne for the three months ended June 30, 2023 to $350/tonne for the three months ended June 30, 2024, representing a 4.11% decrease. ASP in RMB for regular CMP for the second quarter of 2023 and 2024 was RMB2,574 and RMB2,488, respectively, representing a 3.35% decrease. The quantity of regular CMP sold increased by 2,750 tonnes, from 60,063 tonnes in the second quarter of 2023 to 62,813 tonnes in the second quarter of 2024.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the second quarter of 2024 and 2023 were 68.02% and 66.61%, respectively, representing an increase of 1.41%.

Quantities sold for regular CMP that was produced by the PM6 production line from July 2022 to June 2024 are as follows:

Offset printing paper

Revenue from offset printing paper was $nil for the three months ended June 30, 2024, representing a decrease of $3,155,882, or 100.00%, from $3,155,882 for the three months ended June 30, 2023. Production of offset printing paper was suspended during the second quarter of 2024.

Tissue Paper Products

Revenue from tissue paper products was $nil for the three months ended June 30, 2024, representing a decrease of $344,332, or 100.00%, from $344,332 for the three months ended June 30, 2023. Production of tissue paper products was suspended during the second quarter of 2024.

Revenue of Face Mask

Revenue generated from selling face mask were $nil and $44,246 for the three months ended June 30, 2024 and 2023, respectively.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended June 30, 2024 was $22,984,488, a decrease of $5,807,701, or 20.17%, from $28,792,189 for the comparable period in 2023. This was mainly due to the decrease in sales quantity of offset printing paper and tissue paper products and the decrease of the unit material cost of CMP products.

Cost of sales for CMP was $22,984,488 for the quarter ended June 30, 2024, as compared to $24,658,830 for the comparable period in 2023. The decrease in the cost of sales of $1,674,342 for CMP was mainly due to the decrease in average unit cost of sales of CMP, partially offset by the increase in sales volume of regular CMP. Average cost of sales per tonne for CMP decreased by 9.76%, from $338 in the second quarter of 2023 to $305 in the second quarter of 2024. The decrease in average cost of sales was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board in the second quarter of 2024 compared to the second quarter of 2023.

Cost of sales for offset printing paper was $nil for the quarter ended June 30, 2024, as compared to $3,079,485 for the comparable period in 2023. The production of offset printing paper was suspended in the second quarter of 2024.

Cost of sales for tissue paper products was $nil for the quarter ended June 30, 2024, as compared to $1,053,874 for the comparable period in 2023. The production of tissue paper products was suspended in the second quarter of 2024.

Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2024 and 2023 are summarized below:

	Three Months Ended			Three Months Ended						Change in
	June 30, 2024			June 30, 2023			Change in			percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$19,297,669		$307	$20,438,880		$340	$(1,141,211)		$(33)	(5.58)%	(9.71)%
Light-Weight CMP	$3,686,819		$294	$4,219,950		$328	$(533,131)		$(34)	(12.63)%	(10.37)%
Total CMP	$22,984,488		$305	$24,658,830		$338	$(1,674,342)		$(33)	(6.79)%	(9.76)%
Offset Printing Paper	$-		$-	$3,079,485		$570	$(3,079,485)		$(570)	(100.00)%	(100.00)%
Tissue Paper Products	$-		$-	1,053,874		$3,597	$(1,053,874)		$(3,597)	(100.00)%	(100.00)%
Total CMP, Offset Printing Paper and Tissue Paper	$22,984,488	$	n/a	$28,792,189	$	n/a	$(5,807,701)	$	n/a	(20.17)%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended June 30, 2024 were RMB 1,167/tonne (approximately $164/tonne), as compared to RMB 1,340/tonne (approximately $192/tonne) for the three months ended June 30, 2023. These changes (in US dollars) represent a year-over-year decrease of 14.58% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from July 2022 to June 2024 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 5% and 12.9% of total sales in the second quarter of 2024, respectively, compared to 5% and 14.9% of total sales in the second quarter of 2023. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2024 are summarized as follows:

Gross Profit (Loss)

Gross profit for the three months ended June 30, 2024 was $3,265,300 (representing 12.44% of the total revenue), representing an increase of $2,085,442, or 176.75%, from the gross profit of $1,179,858 (representing 3.93% of the total revenue) for the three months ended June 30, 2023, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended June 30, 2024 was $3,228,327, representing an increase of $2,044,782, or 172.77%, from the gross profit of $1,183,544 for the three months ended June 30, 2023. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 8.37 percentage points, from 3.95% for the three months ended June 30, 2023, to 12.32% for the three months ended June 30, 2024.

Gross profit margin for regular CMP for the three months ended June 30, 2024 was 12.22%, or 5.41 percentage points higher, as compared to gross profit margin of 6.81% for the three months ended June 30, 2023. Such increase was mainly due to the decrease in cost of recycled paper board, partially offset by the decrease in ASP of regular CMP in the second quarter of 2024.

Gross profit margin for light-weight CMP for the three months ended June 30, 2024 was 12.82%, or 5.68 percentage points higher, as compared to gross profit margin of 7.14% for the three months ended June 30, 2023. The increase was mainly due to the decrease in cost of recycled paper board, partially offset by the decrease of ASP of light-weight CMP in the second quarter of 2024.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended June 30, 2024 are as follows:

Face Masks

Gross loss for face masks for the three months ended June 30, 2024 and 2023 were $nil and $3,568.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 were $2,717,548, an increase of $1,394,143, or 105.35% from $1,323,405 for the three months ended June 30, 2023. The increase was mainly due to the increase in depreciation of idle fixed assets during production suspension.

Income (Loss) from Operations

Operating income for the quarter ended June 30, 2024 was $547,752, an increase of $1,066,435, or 205.60%, from loss from operations of $518,683 for the quarter ended June 30, 2023. The increase in income from operations was primarily due to the increase gross profit, partially offset by the increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the three months ended June 30, 2024 decreased by $91,941, from $270,681 in the three months ended June 30, 2023, to $178,740. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $12,149,914 as of June 30, 2024, as compared to $17,607,943 as of June 30, 2023.

Gain on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the three months ended June 30, 2024 and 2023 was a gain of $15 and a loss of $166,506, respectively.

Net Loss

As a result and the factors discussed above, net loss was $77,747 for the quarter ended June 30, 2024, representing a decrease of loss of $1,175,746, or 93.80%, from $1,253,493 for the quarter ended June 30, 2023.

Comparison of the Six months ended June 30, 2024 and 2023

Revenue for the six months ended June 30, 2024 was $33,113,629, representing a decrease of $16,697,162, or 33.52%, from $49,810,791 for the same period in the previous year. This was mainly due to the production suspension of CMP in January and February of 2024, and production suspension of offset printing paper and tissue paper products in the first half of 2024.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the six months ended June 30, 2024 was $33,039,615, a decrease of $16,687,267, or 33.56%, from $49,726,882 for the six months ended June 30, 2023. This was mainly due to the decrease in sales volume of CMP, offset printing paper and tissue paper products, and the decrease in ASPs of CMP. Total quantities of offset printing paper, CMP and tissue paper products sold during the six months ended June 30, 2024 amounted to 94,034 tonnes, a decrease of 34,475 tonnes, or 26.83%, compared to 128,509 tonnes sold during the six months ended June 30, 2023. Total quantities of CMP and offset printing paper sold decreased by 33,991 tonnes in the six months of 2024 as compared to the same period of 2023. Production of CMP was suspended in January and February of 2024 and resumed in mid of March 2024, and production of offset printing paper and tissue paper products was suspended in the first half of 2024 due to energy price rise and Chinese New Year holiday. The production of offset printing paper and tissue paper products is expected to resume in the third quarter of 2024. The changes in revenue and quantity sold for the six months ended June 30, 2024 and 2023 are summarized as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2024		June 30, 2023		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	78,452	$27,734,222	101,726	$38,399,299	(23,274)	$(10,665,077)	(22.88)%	(27.77)%
Light-Weight CMP	15,582	$5,305,393	20,896	$7,604,416	(5,314)	$(2,299,023)	(25.43)%	(30.23)%
Total CMP	94,034	$33,039,615	122,622	$46,003,715	(28,588)	$(12,964,100)	(23.31)%	(28.18)%
Offset Printing Paper	-	$-	5,403	$3,155,882	(5,403)	$(3,155,882)	(100.00)%	(100.00)%
Tissue Paper Products	-	$-	484	$567,285	(484)	$(567,285)	(100.00)%	(100.00)%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	94,034	$33,039,615	128,509	$49,726,882	(34,475)	$(16,687,267)	(26.83)%	(33.56)%

ASPs for our main products in the six-month period ended June 30, 2024 and 2023 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Six Months Ended June 30, 2024	$-	$354	$340	$-
Six Months Ended June 30, 2023	$584	$377	$364	$1,172
Decrease from comparable period in the previous year	$(584)	$(23)	$(24)	$(1,172)
Decrease by percentage	(100)%	(6.10)%	(6.59)%	(100.00)%

Revenue of Face Masks

Revenue generated from selling face masks were $nil and $79,883 for the six months ended June 30, 2024 and 2023.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the six months ended June 30, 2024 was $29,448,953, a decrease of $19,361,616, or 39.67%, from $48,810,569 for the six months ended June 30, 2023. This was mainly due to the decrease in sales quantity and the decrease in the unit material costs of CMP.

Cost of sales for CMP was $29,448,953for the six months ended June 30, 2024, as compared to $43,747,945 in the same period of 2023. The decrease in the cost of sales of $14,298,992 for CMP was mainly due to the decreases in sales volume and average unit cost of sales of CMP. Average cost of sales per tonne for CMP decreased by 12.32%, from $357 for the six months ended June 30, 2023, to $313 in the same period of 2024. This was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board.

Cost of sales for offset printing paper was $nil for the six months ended June 30, 2024, as compared to $3,079,485 in the same period of 2023.

Cost of sales for tissue paper products was $nil for the six months ended June 30, 2024, as compared to $1,983,139 in the same period of 2023.

Changes in cost of sales and cost per tonne by product for the six months ended June 30, 2024 and 2023 are summarized below:

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$24,721,681		$315	$36,588,828		$360	$(11,867,147)		$(45)	(32.43)%	(12.50)%
Light-Weight CMP	$4,727,272		$303	$7,159,117		$343	$(2,431,845)		$(40)	(33.97)%	(11.66)%
Total CMP	$29,448,953		$313	$43,747,945		$357	$(14,298,992)		$(44)	(32.68)%	(12.32)%
Offset Printing Paper	$-		$-	$3,079,485		$570	$(3,079,485)		$(570)	(100.00)%	(100.00)%
Tissue Paper Products	$-		$-	$1,983,139		$4,097	$(1,983,139)		$(4,097)	(100.00)%	(100.00)%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$29,448,953	$	n/a	$48,810,569	$	n/a	$(19,361,616)	$	n/a	(39.67)%	n/a %

Gross profit

Gross profit for the six months ended June 30, 2024 was $3,664,413 (representing 11.07% of the total revenue), representing an increase of $2,761,554, or 305.87%, from the gross profit of $902,859 (representing 1.81% of the total revenue) for the six months ended June 30, 2023. The increase was mainly due to the decrease in unit cost of materials of CMP, partially offset by the decrease in ASP of CMP.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the six months ended June 30, 2024 was $3,590,662, an increase of $2,674,349, or 291.86%, from the gross profit of $916,313 for the six months ended June 30, 2023. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 9.03 percentage points, from 1.84% for the six months ended June 30, 2023, to 10.87% for the six months ended June 30, 2024.

Gross profit margin for regular CMP for the six months ended June 30, 2024 was 10.86%, or 6.15 percentage points higher, as compared to gross profit margin of 4.71% for the six months ended June 30, 2023. Such increase was primarily due to decrease in material costs, partially offset by the decrease in ASP of regular CMP.

Gross profit margin for light-weight CMP for the six months ended June 30, 2024 was 10.90%, or 5.04 percentage points higher, as compared to gross profit margin of 5.86% for the six months ended June 30, 2023. Such increase was primarily due to the decrease in material costs, partially offset by the decrease in ASP of light-weight CMP.

Face Masks

Gross loss for face mask for the six months ended June 30, 2024 and 2023 was $nil and $6,407, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2024 were $6,618,331, an increase of $2,799,564, or 73.31% from $3,818,767 for the six months ended June 30, 2023. The increase was mainly due to the increase in depreciation of idle fixed assets during production suspension.

Loss from Operations

Operating loss for the six months ended June 30, 2024 was $2,953,918, a decrease of loss of $337,126, or 10.24%, from $3,291,044 for the six months ended June 30, 2023. The decrease of loss was primarily due to the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the six months ended June 30, 2024 decreased by $130,820, from $519,850 for the six months ended June 30, 2023, to $389,030. The Company had short-term and long-term interest-bearing loans and lease obligation that aggregated $12,149,914 as of June 30, 2024, as compared to $17,607,943 as of June 30, 2023.

Gain (Loss) on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the six months ended June 30, 2022 and 2023 was a gain of $49 and a loss of $14,409, respectively.

Net Loss

As a result of the above, net loss was $3,824,283 for the six months ended June 30, 2024, representing a decrease of loss of $162,375, or 4.07%, from $3,986,658 for the six months ended June 30, 2023.

Accounts Receivable

Net accounts receivable increased by $2,062,693, or 358.40%, to $2,638,219 as of June 30, 2024, as compared with $575,526 as of December 31, 2023. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 70.41% of total value of inventory as of June 30, 2024), semi-finished goods and finished goods. As of June 30, 2024, the recorded value of inventory increased by 48.58% to $5,282,420 from $3,555,235 as of December 31, 2023. As of June 30, 2024, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $3,462,147, approximately $3,263,403, or 1642.01%, higher than the balance as of December 31, 2023. As a result of better control over stock turnover and volatility of recycled paper board price, inventory was kept in a minimum level as of December 2023.

A summary of changes in major inventory items is as follows:

	June 30,	December 31,
	2024	2023	$ Change	% Change
Raw Materials
Recycled paper board	$3,462,147	$198,744	3,263,403	1,642.01%
Recycled white scrap paper	10,581	10,647	(66)	(0.62)%
Tissue base paper	21,007	21,138	(131)	(0.62)%
Gas	65,761	21,428	44,333	206.89%
Mask fabric and other raw materials	159,646	121,011	38,635	31.93%
Total Raw Materials	3,719,142	372,968	3,346,174	897.17%

Semi-finished Goods	298,349	300,207	(1,858)	(0.62)%
Finished Goods	1,264,929	2,885,019	(1,620,090)	(56.16)%
Total inventory, gross	5,282,420	3,558,194	1,724,226	48.46%
Inventory reserve	-	(2,959)	2,959	(100.00)%
Total inventory, net	$5,282,420	$3,555,235	1,727,185	48.58%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $140,698 (RMB1,000,000). The lease agreement was renewed in August 2022 with a term of six years with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment as of June 30, 2024

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of June 30, 2024, we had approximately $3.5 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 is complete, while work on the related ancillary facilities is ongoing. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

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

Tengsheng Paper made payments due according to the schedule. On July 17, 2023, the Company made a final payment on outstanding obligations and bought back the Lease Equipment at nominal price according to the agreement. The lease assets were reclassified as own assets and balance of Leased Equipment net of amortization were $nil as of June 30, 2024 and December 31, 2023.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of June 30, 2024 was $6,043,922, an increase of $1,652,001, from $4,391,921 as of December 31, 2023. The increase of cash and cash equivalents for the six months ended June 30, 2024 was attributable to a number of factors including:

i. Net cash provided by operating activities

Net cash provided by operating activities was $1,346,337 for the six months ended June 30, 2024. The balance represented a decrease of cash of $4,400,382, or 76.57%, from $5,746,719 provided for the six months ended June 30, 2023. Net loss for the six months ended June 30, 2024 was $3,824,283, representing a decrease of loss of $162,375, or 4.07%, from $3,986,658 for the six months ended June 30, 2023. Changes in various asset and liability account balances throughout the six months ended June 30, 2024 also contributed to the net change in cash from operating activities in six months ended June 30, 2024. Chief among such changes is the increase of accounts receivable in the amount of $2,121,357 during the six months of 2024. There was also an increase of $1,751,011 in the ending inventory balance as of June 30, 2024 (a decrease to net cash for the six months ended June 30, 2024 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $6,862,883. The Company also had a net decrease of $660,470 in prepayment and other current assets (an increase to net cash) and a net increase of $692,857 in other payables and accrued liabilities and related parties (an increase to net cash), as well as an increase in income tax payable of $416,770 (an increase to net cash) during the six months ended June 30, 2024.

ii. Net cash used in investing activities

We incurred $62,640 in net cash expenditures for investing activities during the six months ended June 30, 2024, as compared to $5,565,713 for the same period of 2023.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $422,096 for the six months ended June 30, 2024, as compared to net cash provided by financing activities in the amount of $2,823,597 for the six months ended June 30, 2023.

Short-term bank loans

	June 30,	December 31,
	2024	2023
Bank of Cangzhou 1	$140,315	$-
Bank of Cangzhou 2	280,631	-
Industrial and Commercial Bank of China (“ICBC”) Loan 1	-	2,824
ICBC Loan 2	-	70,594
ICBC Loan 3	-	350,149
ICBC Loan 4	2,806	-
ICBC Loan 5	140,316	-
ICBC Loan 6	140,316	-
ICBC Loan 7	137,509	-
Total short-term bank loans	$841,893	$423,567

On December 31, 2023, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $140,315 at a fixed interest rate of 5.5% per annum. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $276,269 as of June 30, 2024. The loan will be due by December 30, 2024.

On December 31, 2023, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $280,631 at a fixed interest rate of 5.5% per annum. The loan will be due by December 30, 2024.

On September 15, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $2,824 as of June 30, 2024 and December 31, 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $70,594 as of June 30, 2024 and December 31, 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $350,149 as of June 30, 2024 and December 31, 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On June 11, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,806 as of June 30, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by June 11, 2025.

On June 21, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $140,316 as of June 30, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by June 21, 2025.

On June 22, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $140,316 as of June 30, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by June 22, 2025.

On June 24, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $137,509 as of June 30, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan will be due by June 24, 2025.

As of June 30, 2024, there were guaranteed short-term borrowings of $nil and unsecured bank loans of $701,577. As of December 31, 2023, there were guaranteed short-term borrowings of $nil and unsecured bank loans of $423,567.

The average short-term borrowing rates for the three months ended June 30, 2024 and 2023 were approximately 4.45% and 4.83%. The average short-term borrowing rates for the six months ended June 30, 2024 and 2023 were approximately 4.46% and 4.77%.

Long-term loans

As of June 30, 2024 and December 31, 2023, long-term loans were $ 11,308,021 and $11,378,429, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of June 30, 2024 and December 31, 2023. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of June 30, 2024 and December 31, 2023, the total outstanding loan balance was $3,506,482 and $3,528,315. Out of the total outstanding loan balance, current portion amounted was $1,963,012 and $1,269,290, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $1,543,470 and $2,259,025 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021, December 24, 2021 and April 16, 2024 and extended for additional 5 years in total, which is due on April 15, 2026 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due quarterly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of June 30, 2024 and December 31, 2023, the total outstanding loan balance was $2,245,047 and $2,259,026, respectively, which are presented as non- current liabilities and current liabilities, respectively, in the consolidated balance sheet as of June 30, 2024 and December 31, 2023.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which will be due on December 11, 2024 according to the new schedule. The loan is secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of June 30, 2024 and December 31, 2023, the total outstanding loan balance was $1,824,101 and $1,835,458, respectively, which are presented as current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. As of June 30, 2024 and December 31, 2023, the total outstanding loan balance was $2,525,678 and $2,541,404. Out of the total outstanding loan balance, current portion amounted was $2,525,678 and $1,284,820, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,256,584 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively. The loan was fully repaid in July 2024.

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which was due in various installments from June 21, 2024 to December 5, 2026. The loan was guaranteed by an independent third party. Interest payment was due monthly and bore a rate of 7% per annum. As of June 30, 2024 and December 31, 2023, total outstanding loan balance was $1,206,713 and $1,214,226, respectively. Out of the total outstanding loan balance, current portion amounted $505,136 and $225,903, which is presented as current liabilities and the remaining balance of $701,577 and $988,323 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2024 and 2023 were $211,551 and $268,499, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2024 and 2023 were $421,841 and $513,179, respectively.

Shareholder Loans

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013,Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $359,676 and $361,915 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the Company paid off the remaining balance, together with interest of $20,400. As of June 30, 2024 and December 31, 2023, approximately $42,095 and $42,357 of interest, respectively, were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of June 30, 2024 and December 31, 2023, the outstanding interest was $192,846 and $194,047, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2024 and December 31, 2023, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and six months ended June 30, 2024 and 2023. The accrued interest owing to Mr. Zhenyong Liu was approximately $594,617 and $598,319, as of June 30, 2024 and December 31, 2023, respectively, which was recorded in other payables and accrued liabilities. Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013,Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $359,676 and $361,915 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the Company paid off the remaining balance, together with interest of $20,400. As of June 30, 2024 and December 31, 2023, approximately $42,095 and $42,357 of interest, respectively, were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of June 30, 2024 and December 31, 2023, the outstanding interest was $192,846 and $194,047, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2024 and December 31, 2023, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and six months ended June 30, 2024 and 2023. The accrued interest owing to Mr. Zhenyong Liu was approximately $594,617 and $598,319, as of June 30, 2024 and December 31, 2023, respectively, which was recorded in other payables and accrued liabilities. Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013,Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $359,676 and $361,915 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the Company paid off the remaining balance, together with interest of $20,400. As of June 30, 2024 and December 31, 2023, approximately $42,095 and $42,357 of interest, respectively, were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the Company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of 94,636. As of June 30, 2024 and December 31, 2023, the outstanding interest was $192,846 and $194,047, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2024 and December 31, 2023, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three and six months ended June 30, 2024 and 2023. The accrued interest owing to Mr. Zhenyong Liu was approximately $594,617 and $598,319, as of June 30, 2024 and December 31, 2023, respectively, which was recorded in other payables and accrued liabilities.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the six months ended June 30, 2024 and 2023 were $nil and $176,847.

As of June 30, 2024 and December 31, 2023, amount due to shareholder was $727,433, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the six months ended June 30, 2024 and 2023, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2024 and December 31, 2023 to translate the Chinese RMB to the U.S. Dollars are 7.1268:1 and 7.0827:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 7.1074:1 and 6.9693:1 for the six months ended June 30, 2024 and 2023, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,349,778 (RMB31,000,000), which matures at various times in 2028. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2024.

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

In February 17, 2022, FT Global Capital, Inc. (“FTG”), filed a lawsuit against the Company in the Commercial Division of New York Supreme Court (the “Court”). FTG has brought a breach of contract action against the Company to recover fees in connection with an agreement that the parties entered into in April 2019 (the “Agreement”). The Company has answered FTG’s complaint and has denied the allegations because it is the Company’s position that FTG did not fulfill its obligations under the terms of the Agreement. Discovery is continuing. The Court issued a Status Conference Order (the “Order”) dated April 15, 2024. According to the Order, the Court ordered that the Company has failed to appear and is in default, and that pursuant to the warning given in the Court’s order dated March 22, 2024, the Company’s default renders its answer subject to being stricken, and accordingly the answer of the Company was stricken. On April 18, 2024, FT Global filed a notice of motion for default judgment against the Company. The Court issued an order dated June 12, 2024, pursuant to which the plaintiff’s motion for leave to enter a default judgment against the Company was denied, without prejudice to renewal on proper pagers within 30 days of the date of this order.

In November 2023, an individual plaintiff involved in a civil loan dispute filed a lawsuit against the defendants including Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper, at the Lianchi District People’s Court of Baoding City, China (the “PRC Court”). On December 1, 2023, the plaintiff sought property preservation measures, requesting the PRC Court to freeze RMB3.35 million worth of bank deposits held by Jie Ping and Tengsheng Paper. Following this request, on the same day, the PRC Court issued a ruling to immediately freeze the RMB3.35 million worth of bank deposits of Jie Ping and Tengsheng Paper. On June 14, 2024, the PRC Court ordered the defendants to repay the principal of the loan in the amount of RMB3,320,000 to the plaintiff, and Tengsheng Paper was jointly liable for repayment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

IT TECH PACKAGING, INC.

Date: August 12, 2024	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer (Principal Financial Officer)