Form 10-K
period 2024-12-31
IT TECH PACKAGING, INC.
filed 2025-04-11
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates as of June 28, 2024 was approximately $2,190,567 based upon 9,524,204 shares of common stock held by non-affiliates and the closing price of the common stock of $0.23 per share on June 28, 2024.

As of April 11, 2025, there were 10,065,920 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

This annual report on Form 10-K includes our audited consolidated statements of income and comprehensive income and our audited consolidated balance sheets as of December 31, 2024 and 2023.

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

On October 29, 2007, pursuant to an agreement and plan of merger (the “Merger Agreement”), the Company acquired Dongfang Zhiye Holding Limited (“Dongfang Holding”), a corporation formed on November 13, 2006 under the laws of the British Virgin Islands, and issued the shareholders of Dongfang Holding an aggregate of 7,450,497 shares of our common stock (as adjusted for a four-for-one reverse stock split effected in November 2009), which shares were distributed pro-rata to the shareholders of Dongfang Holding in accordance with their respective ownership interests in Dongfang Holding. At the time of the Merger Agreement, Dongfang Holding owned all of the issued and outstanding stock and ownership of Dongfang Paper and such shares of Dongfang Paper were held in trust with Zhenyong Liu, Xiaodong Liu and Shuangxi Zhao, for Mr. Zhenyong Liu, Mr. Xiaodong Liu and Mr. Zhao (the original shareholders of Dongfang Paper) to exercise control over the disposition of Dongfang Holding’s shares in Dongfang Paper on Dongfang Holding’s behalf until Dongfang Holding successfully completed the change in registration of Dongfang Paper’s capital with the relevant PRC Administration of Industry and Commerce as the 100% owner of Dongfang Paper’s shares. As a result of the merger transaction, Dongfang Holding became a wholly owned subsidiary of the Company, and Dongfang Holding’s wholly owned subsidiary, Dongfang Paper, became an indirectly owned subsidiary of the Company.

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

Based on our understanding of the current PRC law, we believe that we are currently not required to obtain any permission or approval from the China Securities Regulatory Commission (“CSRC”) and Cyberspace Administration of China (“CAC”) in the PRC to issue securities to foreign investors or continue listing of our company’s securities on the NYSE American. However, there is no guarantee that this will continue to be the case in the future in relation to any future offerings of our company or the continued listing of our company’s securities on the NYSE American, or even in the event such permission or approval is required and obtained, it will not be subsequently revoked or rescinded. If we do not receive or maintain the approvals, or we inadvertently conclude that such approvals are not required, or applicable laws, regulations, or interpretations change such that we are required to obtain approval in the future, we may be subject to an investigation by competent regulators, fines or penalties, or an order prohibiting us from conducting an offering, and these risks could result in a material adverse change in our operations and the value of our securities, significantly limit or completely hinder our ability to offer or continue to offer securities to investors, or cause such securities to significantly decline in value or become worthless.

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

Total assets and liabilities presented on IT Tech Packaging’s consolidated balance sheets and revenue, expense, net income presented on consolidated statement of operations and comprehensive income as well as the cash flow from operating, investing and financing activities presented on the consolidated statement of cash flows are substantially the financial position, operation and cash flow of the VIE. As of December 31, 2024, our variable interest entity accounted for an aggregate of 96.07% and 78.97% of our total assets and total liabilities. As of December 31, 2023, our variable interest entity accounted for an aggregate of 94.81% and 75.92% of our total assets and total liabilities. As of December 31, 2024 and 2023, $6,948,799 and $3,705,111 of cash and cash equivalents were denominated in RMB, respectively.

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

	As of
	December 31,	December 31,
	2024	2023

Current assets	$27,446,794	$26,317,876
Total non-current assets	$143,124,531	$158,555,747
Total Assets	$170,571,325	$184,873,623
Total liabilities	$16,976,765	$20,084,995

	For the Fiscal Year Ended
	December 31,
	2024	2023

Net cash provided by operating activities	$5,779,834	$17,444,376
Net cash used in investing activities	$(329,611)	$(22,239,297)
Net cash (used in) provided by financing activities	$(2,529,263)	$3,965,631

Distributions and Other Transfers of Cash through our Organization

We are a holding company, although other means are available for us to obtain financing at the holding company level, we may receive dividends and other distributions on equity paid by our subsidiaries established in China for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders to the extent we choose to do so, to service any debt we may incur and to pay our operating expenses. Our PRC Subsidiaries, consolidated VIE and its subsidiary in China are subject to restrictions on making dividends and other payments to us. Baoding Shengde’s income in turn depends on the service and other fees paid by the consolidated VIE and its subsidiary. ITP, its subsidiaries, the consolidated VIE and its subsidiary may also transfer cash to each other as part of the group cash management. If any of our subsidiaries, the consolidated VIE and its subsidiary incurs debt on its own behalf in the future, the instruments governing such debt may restrict their ability to pay dividends or make other payments to us. Current PRC regulations permit our PRC Subsidiaries in China to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, under the applicable requirements of PRC law, our PRC Subsidiaries, consolidated VIE and its subsidiary incorporated as companies may only distribute dividends after they have made allowances to fund certain statutory reserves. These reserves are not distributable as cash dividends.

IT Tech Packaging conducts its business operations in China through its PRC Subsidiaries and Dongfang Paper, the VIE. If needed, IT Tech Packaging can transfer cash to the PRC Subsidiaries through loans and/or capital contributions, and the PRC Subsidiaries can transfer cash to IT Tech Packaging through issuing dividends or other distributions. The PRC Subsidiaries can transfer cash to the VIE through intercompany loans and capital contributions, and the VIE can transfer cash to the PRC Subsidiaries as services fees under the VIE contractual arrangements. For the year ended December 31, 2024, the major cash flows occurred between IT Tech Packaging, its subsidiaries and the VIE included (i) loans in the total amount of $1,059,480 provided by Dongfang Paper to Baoding Shengde; and (ii) repayment of shareholder loans in the total amount of $727,433 on behalf of IT Tech Packaging Inc. We do not have an established cash management policy that dictates how funds are transferred between us, our subsidiaries, consolidated VIE and its subsidiary. We do not, at this time, intend to distribute earnings or settle amounts owed under the VIE Agreements.

Current PRC regulations permit the PRC Subsidiaries to pay dividends to its shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. The PRC Subsidiaries are required to set aside 10% of its after-tax profits to fund a statutory reserve until such reserve reaches 50% of its registered capital if it distributes its after-tax profits for the current financial year. For details, see “Risk Factors — Risk Factors Relating to Doing Business in China — We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC Subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.“ In addition, cash transfers from IT Tech Packaging are subject to applicable PRC laws and regulations on loans and direct investment. For details, see “Risk Factors — Risk Factors Relating to Doing Business in China — PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay us from making loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.”

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

Products

Corrugating medium paper

Corrugating medium paper, or CMP is used in the manufacturing of cardboard. Since the launch of our new Paper Machine (“PM6”) production line in December 2011, corrugating medium paper has become a major product of the Company. For the year ended December 31, 2024, corrugating medium paper comprised approximately 100% of our total paper production quantities and roughly 99.82% of our total revenue. Raw materials used in the production of corrugating medium paper include recycled paper board (or Old Corrugating Cardboard or “OCC,” as it is commonly referred to in the United States) and certain supplementary agents. In January 2013, we suspended the operation of our PM1 production line for renovation, which was then used to produce corrugating medium paper. In May 2014, we launched the commercial production of a renovated PM1 production line. The renovated PM1 production line produces light-weight corrugating medium paper with a specification of 40 to 80 grams per square meter (“g/s/m”). PM1’s light-weight corrugating medium paper products have a wide range of commercial applications. For example, they can be used as a construction material for wall and floor insulation or to manufacture moisture-proof packaging materials for the transportation of books and magazines by the publishing industry. It can also be used as corrugating medium to make corrugating cardboard for packaging that requires light-weight boxes. The manufacturing process of light-weight corrugating medium paper is similar to that of the regular corrugating medium paper and also uses recycled paper boards as a major source of raw material. We now have two corrugating medium paper production lines, PM6 and PM1. We refer to products produced from the PM6 production line as Regular CMP and products produced from the PM1 production line as Light-Weight CMP.

Offset printing paper

Offset printing paper is used for offset printing in the publishing industry. Production of offset printing paper was suspended during the year ended December 31, 2024. Raw materials used in making offset printing paper include recycled white scrap paper, fluorescent whitening agent and sizing agent. We currently have two production lines, PM2 and PM3, for the production of offset printing paper.

Tissue Paper Products

We began the commercial production of tissue paper products in Wei County Industry Park in June 2015. We process base tissue paper purchased from long-term cooperative third party and produce finished tissue paper products, including toilet paper, boxed and soft-packed tissues, handkerchief tissues and paper napkins, as well as bathroom and kitchen paper towels that are marketed and sold under the Dongfang Paper brand. In December 2018 and November 2019, we completed the construction, installation and test of operation of PM8 and PM9, respectively, and commercially launched tissue paper production of PM8 and PM9 at such time. On May 5, 2020, we announced we planned the commercial launch of a new tissue paper production line PM10 and we entered into an agreement to purchase paper machine with paper machine supplier. We expected the new tissue paper production line to be launched after the completion of trial run. The machine supplier was delayed because the supplier extended the production schedule. We are closely following up the provider for further actions. Tissue paper production was suspended during the year ended December 31, 2024.

Face Masks

On April 29, 2020, we launched a production line of non-medical single-use face masks, following the completion of raw materials preparation, trial run of the equipment and the sample products inspection. In May 2021, the Company obtained the license for its new single-use surgical masks from local food and drug administration in Hebei province, and began commercial production in November 2021. Face mask production was suspended during the year ended December 31, 2024.

Market for our Products

The PRC Paper Making Industry

According to the 2023 China Paper Industry Annual Report, issued by the China Paper Association, there were approximately 2,500 paper and paper board manufacturers in China, with a total output of 129.65 million tonnes, up by 4.35% from 124.25 million tonnes in 2022. Total domestic consumption was 131.65 million tonnes in 2023, up by 6.14% from 124.03 million tonnes in 2022.

The output of paper and paper board maintained an average growth rate of approximately 2.40% during the ten-year period from 2014 to 2023, while consumption increased at an average annual rate of 3.02%. The growth is expected to continue. It is estimated that China currently has the largest paper and paper board products output and consumption in the world. (Data source: 2023 Annual Report of China Paper Manufacturing, May 2024,China Paper Association)

Unit: Million tons

Data source: 2023 Annual Report of China’s Paper Industry, May 2024, China Paper Association

Corrugating medium paper production in China totaled 29.15 million tonnes in 2023, a 5.23% increase from 2022. Consumption of corrugating medium paper in China amounted to 32.72 million tonnes in 2023, an increase of 8.70% as compared to 2022.

Uncoated offset printing paper production in China totaled 18.05 million tonnes in 2023, a 4.03% increase from 2022. Consumption of uncoated offset printing paper in China amounted to 17.11 million tonnes in 2023, an increase of 1.97% as compared to 2022.

The paper making industry in China is concentrated in the east coast provinces. The largest paper production capacities by province for 2023 and 2022 (the most recent year for which relevant information is available) are summarized in the table below. The three provinces with largest capacities showed moderate decreases in paper production capacities.

	2023 Capacity	2022 Capacity	%
Province	(10k tonnes)	(10k tonnes)	Change
Shandong	2,150	2,015	6.70
Guangdong	2,113	1,969	7.31
Jiangsu	1,417	1,373	3.20
Zhejiang	1,213	1,193	1.68
Fujian	869	821	5.85
Henan	706	715	(1.26)
Guangxi	660	559	18.07
Hubei	645	592	8.95
Hebei	432	378	14.29
Chongging	351	408	(13.97)

Data Sources: 2023 Annual Report of China’s Paper Industry, May 2024, China Paper Association

Customers

We generally sell our corrugating medium paper to companies making corrugating cardboards and offset printing paper to printing companies. Our largest customer is a packaging company in Hebei Province. Our total corrugating medium and offset printing paper revenue in 2024 was primarily derived from customers in Hebei Province and Shandong Province.

For the year ended December 31, 2024, 10 major customers who individually accounted for more than 5% of our total sales revenue are as follows:

	2024
	Sales Amount
	(USD$, net of	% of
	applicable	Total
	VAT)	Revenue
Company A (Hebei)	5,872,762	7.74%
Company B (Hebei)	5,630,649	7.42%
Company C (Shandong)	5,617,724	7.41%
Company D (Tianjin)	5,562,521	7.33%
Company E (Tianjin)	5,561,284	7.33%
Company F (Hebei)	4,204,968	5.54%
Company G (Hebei)	4,141,651	5.46%
Company H (Hebei)	4,003,315	5.28%
Company I (Hebei)	3,826,432	5.05%
Company J (Hebei)	3,815,617	5.03%
Total Major Customers	48,236,923	63.59%

All of our top-ten customers of 2024 are also in the top-ten customer list in 2023.

Target Market

We target corporate customers in the middle range of the marketplace, where, with solid quality and competitive pricing, we see potential for high volume growth for corrugating medium paper and offset printing paper. Our primary market has been the region of North China, especially in the province of Hebei.

Our Production Lines

During the year ended December 31, 2024, we had six PM production lines in operation and are in the process of launching one more that is designated as PM7. These production lines include the followings:

	Paper Product	Designed Capacity			Status as of December 31,
PM#	Produced	(tonnes/year)	Owned by	Operated by	2024
PM1	Corrugating Medium Paper	60,000	Dongfang Paper	Dongfang Paper	In production
PM2	Offset Printing Paper	50,000	Dongfang Paper	Dongfang Paper	Suspended during 2024
PM3	Offset Printing Paper	40,000	Dongfang Paper	Dongfang Paper	Suspended during 2024
PM4	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM5	Digital Photo Paper	**	Baoding Shengde	Baoding Shengde	Suspended in June 2016 due to low market demand
PM6	Corrugating Medium Paper	360,000	Baoding Shengde	Dongfang Paper***	In production
PM7*	Specialty paper	10,000	Dongfang Paper	Dongfang Paper	In renovation
PM8	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	Suspended during 2024
PM9	Tissue paper	15,000	Dongfang Paper	Dongfang Paper	Suspended during 2024
PM10	Tissue paper	20,000	Dongfang Paper	Dongfang Paper	In construction

*:	Paper machines under renovation, under construction, or in the planning stage.

***:	PM6 is funded and owned by Baoding Shengde; ancillary facilities that support the PM6 operation are built and owned by Dongfang Paper.

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

We have implemented a plan to renovate one of the old production lines (PM7) that has been idle since the end of 2007. We previously made paper with anti-counterfeit features from that production line. When the renovation is completed, we intend to use the renovated production line to produce high-profit margin specialty papers.

On November 27, 2012, we signed a 15-year lease relating to approximately 49.4 acres of land in the Economic Development Zone in Wei County, Hebei Province, China for the purpose of developing a new tissue paper production plant. We planned to build two tissue paper production lines, each with 15,000 tonnes/year capacity, and other packaging facilities and infrastructures on the leased land. In December 2012, we signed a contract with an equipment contractor in Shanghai to build PM8, the first of our two tissue paper production lines in Wei County. In December 2018 and November 2019, we completed the construction, installation and test of operation of PM8 and PM9, respectively and commercially launched tissue paper productions of PM8 and PM9 at such time. On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. We expected the new tissue paper production line to be launched after the completion of trial run.

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

We sign annual raw materials supplier contracts with our suppliers. Although we have contracts with our suppliers, these contracts do not lock-in the purchase price of our raw materials or provide hedge against the fluctuation in the market price of these raw materials. For the year ended December 31, 2024, we had two large suppliers which accounted for approximately 73% and 17% of our total purchases, respectively.

For the year ended December 31, 2024, three major suppliers who individually accounted for more than 5% of our total purchase are as follows:

	2024
	Purchase	% of
	Amount	Total
	(USD$)	Purchase
Company A (Hebei)	47,049,870	73%
Company B (Hebei)	11,201,353	17%
Company C (Hebei)	4,691,261	7%
Total Major Suppliers	62,942,484	97%

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

Research and Development

Our R&D activities are carried out by a task force led by a group of senior managers (in charge of product development and quality control) and by a group of selected engineers and technicians. The Company charged the time spent on the R&D projects (manufacturing waste discharge recycling, digital photo paper and tissue paper manufacturing) to R&D expenses. Our R&D efforts in 2024 were focused on evaluating and developing new products that are in the pipeline for 2024 and included developing and improving the manufacturing process of Light-Weight CMP and the production and packaging technology of tissue paper.

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

Intellectual Property

The Company has registered eight trademarks with the Trademark Bureau under the State of Administration for Industry & Commerce.

Trademark	Certificate No.	Category	Registrant	Valid Term
Shuangxing	12301651	Fax paper, thermal paper, blueprint paper, sensitized paper, spectrum sensitized paper, blueprint cloth, photographic paper, cyanotype solution, diazo paper	Dongfang Paper	September 7, 2015 through September 6, 2025
Fangmenglai	12955328	Toilet paper, handkerchief tissues, tissues, paper napkins, paper mats, beer mats, paper place mats, printing paper (including offset paper, newsprint, books paper, bond paper, plate paper and halftone paper), coated paper	Dongfang Paper	December 28, 2014 through December 27, 2034
Fangqingxin	12955235	Toilet paper, handkerchief tissues, tissues for makeup remover, paper napkin, tissues, paper duster cloth, paper face towels, paper table cloth, paper tablecloths, drawer liner (with or without flavor)	Dongfang Paper	December 28, 2014 through December 27, 2034
Kaimeilai	20212149	Xuan Paper (for traditional Chinese painting and calligraphy), Paper, tissue paper, watercolor paper, writing paper, printing publications, ink, painting brush, packaging plastic film, color box, photographic plate, heliographic paper	Baoding Shengde	July 28, 2017 through July 27, 2027
Lanmeier	15635879	Paper table cover, paper pinafore, drawer lining (with flavor or not)	Tengsheng Paper	November 21, 2016 through November 20, 2026
Qingmu	15635916	Tissue paper, paper handkerchief, paper napkin, facial paper, grained paper, cardboard, white board, container board, kraft liner, corrugated medium paper (board)	Tengsheng Paper	January 7, 2016 through January 6, 2026
Rongou	20063034	Paper, tissue paper, paper handkerchief, paper napkin, facial paper, paper billboard, cleansing tissue, packaging paper or plastic bag (envelop, sachet), carton, paper box	Tengsheng Paper	July 14, 2017 through July 13, 2027
Weizun	15636093	Coasters, paper table cover, paper costers, cleansing paper	Tengsheng Paper	February 28, 2016 through February 27, 2026

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

Human Capital Resources

Employee Profiles

As of December 31, 2024, we have approximately 383 full time employees, all of whom were based in PRC. As of December 31, 2024, approximately 19.6% of our current workforce is female and 80.4% male. These employees are organized into a labor union under the labor laws of the PRC and have collective bargain power against us. We generally maintain good relations with our employees and the labor union.

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

Executive Officers

For information regarding our executive officers as of April 11, 2025, see Part III, Item 10, “Directors, Executive Officers and Corporate Governance.”

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

All of our operations are conducted in the PRC and all of our revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. In 2024, China’s Gross Domestic Product (“GDP”) growth rate was 5.0% as compared to 5.2% in 2023. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

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

For the year ended December 31, 2024, the cash flows occurred between IT Tech Packaging, its subsidiaries and the VIE included (i) loans in the amount of $1,059,480 provided by Dongfang Paper to Baoding Shengde; and (ii) repayment of shareholder loans in the total amount of $727,433 on behalf of IT Tech Packaging Inc. We do not have an established cash management policy that dictates how funds are transferred between us, our PRC Subsidiaries, consolidated VIE and its subsidiary. We do not, at this time, intend to distribute earnings or settle amounts owed under the VIE Agreements.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. According to the Bureau of the Fiscal Service, as of December 31, 2024, $1 is converted into 7.1884 Yuan (RMB). As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for Dongfang Paper’s operations, appreciation of the Renminbi against the U.S. dollar would diminish the value of the proceeds of the offering and this could harm our business, financial condition and results of operations because it would reduce the proceeds available to us for capital investment in proportion to the appreciation of the Renminbi. Thus, if we raise 1,000,000 U.S. dollars and the Renminbi appreciates against the U.S. dollar by 15%, then the proceeds will be worth only RMB 6,110,140 as opposed to RMB 7,188,400 prior to the appreciation. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced in proportion to the amount the U.S. dollar appreciates. In addition, the depreciation of significant RMB denominated assets could result in a charge to our income statement and a reduction in the dollar value of these assets. Thus, if Dongfang Paper has RMB1,000,000 in assets and Renminbi is depreciated against the U.S. dollar by 15%, then the assets will be valued at $120,968 as opposed to $139,113 prior to the depreciation.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in an approximately 2.9% appreciation of the Renminbi against the U.S. dollar as of December 31, 2024. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant depreciation of the Renminbi against the U.S. dollar.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of U.S. public companies’ internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. While we have not detected any significant deficiency or material weakness in our internal control and with respect to the assessment of the internal control for the year ended December 31, 2024, we cannot guarantee the implementation of controls and procedures in future years to be without any significant deficiency or material weakness.

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

As of April 11, 2025, there were 10,065,920 shares of our common stock issued and outstanding. Mr. Zhenyong Liu, our Chief Executive Officer, beneficially owns approximately 5.3% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Liu’s interests may differ from those of other stockholders. Furthermore, ownership of 5.3% of our common stock by Mr. Liu reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the NYSE American.

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

As of December 31, 2024, our facilities include a total of nine production lines, among which PM7 is currently idle and under renovation, and each PM4 and PM5 (both for digital photo paper) has been suspended, nine warehouses, two office buildings, two cafeterias, and five dormitories.

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

In November 2023, an individual plaintiff involved in a civil loan dispute filed a lawsuit against the defendants including Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper, at the Lianchi District People’s Court of Baoding City, China (the “PRC Court”). On December 1, 2023, the plaintiff sought property preservation measures, requesting the PRC Court to freeze RMB6.70 million worth of bank deposits held by Jie Ping and Tengsheng Paper. Following this request, on the same day, the PRC Court issued a ruling to immediately freeze the RMB3.35 million worth of bank deposits of Jie Ping and Tengsheng Paper. On June 14, 2024, the PRC Court ordered the defendants to repay the principal of the loan in the amount of RMB3,320,000 to the plaintiff, and Tengsheng Paper was jointly liable for repayment.

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

Holders

As of April 11, 2025, we had approximately 10,000 shareholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ” for the aggregate information regarding our equity compensation plans in effect on December 31, 2024.

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

Results of Operations

Revenue for the year ended December 31, 2024 was $75,837,943, representing a decrease of $10,709,007, or 12.37%, from $86,546,950 for the previous year. This was mainly due to the decrease in sales quantity of Corrugating Medium Paper (“CMP”), offset printing paper and tissue paper products and the decrease in Average Selling Price (“ASP”) of CMP.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the year ended December 31, 2024 was $75,702,427, a decrease of $10,709,631, or 12.39%, from $86,412,058 for the year ended December 31, 2023. This was mainly due to the decrease in ASPs of CMP and the decrease in sales volume of offset printing paper and tissue paper products.

Total quantities of offset printing paper, CMP and tissue paper products sold during the year ended December 31, 2024 amounted to 220,552 tonnes, a decrease of 10,049 tonnes, or 4.36%, compared to 230,601 tonnes sold during the year ended December 31, 2023. Total quantities of CMP and offset printing paper sold decreased by 8,844 tonnes in the year of 2024 as compared to 2023. Production of CMP was suspended in January and February of 2024 and resumed in mid of March 2024, and production of offset printing paper and tissue paper products was suspended in 2024. The changes in revenue and quantity sold for the year ended December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Change in		Percentage Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	182,972	$63,196,615	182,870	$67,371,471	102	$(4,174,856)	0.06%	(6.20)%
Light-Weight CMP	37,580	$12,505,812	40,953	$14,520,205	(3,373)	$(2,014,393)	(8.24)%	(13.87)%
Total CMP	220,552	$75,702,427	223,823	$81,891,676	(3,271)	$(6,189,249)	(1.46)%	(7.56)%
Offset Printing Paper	-	$-	5,573	$3,215,190	(5,573)	$(3,215,190)	(100.00)%	(100.00)%
Tissue Paper Products	-	$-	1,205	$1,305,192	(1,205)	$(1,305,192)	(100.00)%	(100.00)%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	220,552	$75,702,427	230,601	$86,412,058	(10,049)	$(10,709,631)	(4.36)%	(12.39)%

Monthly revenue (excluding revenue of digital photo paper and tissue paper products) for the 24 months ended December 31, 2024, are summarized below:

The average selling price, or ASP, for our major products for the years ended December 31, 2024 and 2023 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Year Ended December 31, 2024	$-	$345	$333	$-
Year Ended December 31, 2023	$577	$368	$355	$1083
Decrease from comparable period in the previous year	$(577)	$(23)	$(22)	$(1083)
Decrease by percentage	-%	(6.25)%	(6.20)%	-%

The following is a chart showing the month-by-month ASPs for the 24 month period ended December 31, 2024:

Corrugating Medium Paper

Revenue from CMP amounted to $75,702,427 (100.00% of the total offset printing paper, CMP and tissue paper products revenues) for the year ended December 31, 2024, representing a decrease of $6,189,249, or 7.56%, from $81,891,676 during 2023.

We sold 220,552 tonnes of CMP in the year ended December 31, 2024 as compared to 223,823 tonnes in the year ended December 31, 2023, representing a 1.46% decrease in quantity sold.

ASP for regular CMP dropped from $368/tonne in 2023 to $345/tonne in 2024, representing a 6.25% decrease. ASP in RMB for regular CMP in 2023 and 2024 was RMB2,599 and RMB2,458, respectively, representing a 5.43% decrease. The quantity of regular CMP sold increased by 102 tonnes, from 182,870 tonnes in 2023 to 182,972 tonnes in 2024.

ASP for light-weight CMP dropped from $355/tonne in 2023 to $333/tonne in 2024, representing a $6.2% decrease. ASP in RMB for light-weight CMP in 2023 and 2024 was RMB2,502 and RMB2,368, respectively, representing a 5.36% decrease. The quantity of light-weight CMP sold decreased by 3,373 tonnes, from 40,953 tonnes in 2023, to 37,580 tonnes in 2024.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the year ended December 31, 2024 and 2023 were 49.75% and 51.98%, respectively, representing a decrease of 2.23%.

Quantities sold for regular CMP that was produced by the PM6 production line from January 2023 to December 2024 are as follows:

Revenue of Face Mask

Revenue generated from selling face masks were $nil and $106,064 for the year ended December 31, 2024 and 2023.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the year ended December 31, 2024 was $69,145,658, a decrease of $16,273,164, or 19.05%, from $85,418,822 for the year ended December 31, 2023. This was mainly due to the decrease in unit material costs of CMP and decrease in sales volume of offset printing paper and tissue paper products.

Cost of sales for CMP was $69,145,658 for the year ended December 31, 2024, as compared to $77,962,837 in 2023. The decrease in the cost of sales of $8,817,179 for CMP was mainly due to the decrease in average cost of sales, partially offset by the increase in the quantities of regular CMP sold in the year of 2024. Average cost of sales per tonne for CMP decreased by 9.77%, from $348 for the year ended December 31, 2023, to $314 in 2024. This was mainly attributable to the lower average unit purchase costs (net of applicable value added tax) of recycled paper board.

Cost of sales for offset printing paper was $nil for the year ended December 31, 2024, as compared to $3,137,646 in 2023.

Cost of sales for tissue paper products was $nil for the year ended December 31, 2024, as compared to $4,318,339 in 2023.

Changes in cost of sales and cost per tonne by product for the year ended December 31, 2024 and 2023 are summarized below:

	Year Ended			Year Ended
	December 31, 2024			December 31, 2023			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$57,643,462		$315	$63,818,509		$349	$(6,175,047)		$(34)	(9.68)%	(9.74)%
Light-Weight CMP	$11,502,196		$306	$14,144,328		$345	$(2,642,132)		$(39)	(18.68)%	(11.30)%
Total CMP	$69,145,658		$314	$77,962,837		$348	$(8,817,179)		$(34)	(11.31)%	(9.77)%
Offset Printing Paper	$-		$-	$3,137,646		$563	$(3,137,646)		$(563)	(100.00)%	(100.00)%
Tissue Paper Products	$-		$-	$4,318,339		$3,584	$(4,318,339)		$(3,584)	(100.00)%	(100.00)%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$69,145,658	$	n/a	$85,418,822	$	n/a	$(16,273,164)	$	n/a	(19.05)%	n/a %

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper for the year ended December 31, 2024 was RMB 1,214/tonne (approximately $171/tonne), as compared to RMB 1,350/tonne (approximately $191/tonne) in 2023. These changes (in US dollars) represent a year-over-year decrease of 10.47% for the unit purchase cost of recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from January 2023 to December 2024 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 5% and 13.6% of total sales in 2024, respectively, compared to 5% and 15.3% of total sales in 2023. The monthly energy cost (electricity and gas) as a percentage of total monthly sales of our main paper products for the 24 months ended December 31, 2024 are summarized as follows:

Gross Profit

Gross profit for December 31, 2024 was $6,691,740 (representing 8.82% of the total revenue), representing an increase of $5,691,855, or 569.25%, from the gross profit of $999,885 (representing 1.16% of the total revenue) for the year ended December 31, 2023. The increase was mainly due to the decrease in unit cost of materials of CMP, partially offset by the decrease in ASP of CMP.

Corrugating Medium Paper, Offset Printing Paper and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the year ended December 31, 2024 was $6,556,769, an increase of $5,563,533, or 560.14%, from the gross profit of $993,236 for the year ended December 31, 2023. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 7.51 percentage points, from 1.15% for the year ended December 31, 2023, to 8.66% for the year ended December 31, 2024.

Gross profit margin for regular CMP for the year ended December 31, 2024 was 8.79%, or 3.52 percentage points higher, as compared to gross profit margin of 5.27% for the year ended December 31, 2023. Such increase was primarily due to the decrease in material costs, partially offset by the decrease in ASP of regular CMP.

Gross profit margin for light-weight CMP for the year ended December 31, 2024 was 8.03%, or 5.44 percentage points higher, as compared to gross profit margin of 2.59% for the year ended December 31, 2023. Such increase was primarily due to the decrease in material costs, partially offset by the decrease in ASP of light-weight CMP.

Monthly gross profit margins for our corrugating medium paper and offset printing paper for the 24-month period ended December 31, 2024 are as follows:

Face Masks

Gross loss for face mask for the year ended December 31, 2024 and 2023 was $nil and $11,127, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 were $14,799,969, an increase of $5,724,494, or 63.08% from $9,075,475 for the year ended December 31, 2023. The increase was mainly due to the increase in i) depreciation of idle fixed assets during the production suspension of $3.9 million; ii) accrued liability related to a legal proceeding in which the Company was jointly liable for repaying a loan of $0.4 million and iii) impairment reserve for obsolete inventory of $0.7 million and allowance for doubtful receivables of $0.9 million.

Loss from Operations

Operating loss for the year ended December 31, 2024 was $8,210,719, a decrease of loss of $1,365,169, or 14.26%, from $9,575,888 for the year ended December 31, 2023. The decrease was primarily due to the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the year ended December 31, 2024 decreased by $222,141, from $984,518 for the year ended December 31, 2023, to $762,377. The Company had short-term and long-term interest-bearing loans that aggregated $9,124,422 as of December 31, 2024, as compared to $11,801,996 as of December 31, 2023.

Provision for Income Taxes

Full allowance for deferred tax asset loss was provided in the year of 2024 and 2023. Income tax for the year ended December 31, 2024 was $879,194 as compared to the income tax $346,954 for the year ended December 31, 2023.

Net Loss

As a result of the above, net loss was $9,843,094 for the year ended December 31, 2024, representing a decrease of loss of $102,941, or 1.03%, from $9,946,035 for the year ended December 31, 2023.

Accounts Receivable

Net accounts receivable decreased by $287,950, or 50.03%, to $287,576 as of December 31, 2024, as compared with $575,526 as of December 31, 2023. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 59.29% of total value of inventory as of December 31, 2024), semi-finished goods and finished goods. As of December 31, 2024, the recorded value of inventory decreased by 33.85% to $2,351,876 from $3,555,235 as of December 31, 2023. As of December 31, 2024, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $1,353,543, approximately $1,154,799, or 581.05%, higher than the balance as of December 31, 2023. In anticipation of the rising energy prices, we enhanced the production capacity for CMP during the fourth quarter of 2023. As a result, by December 31, 2023, our raw material balance had decreased, whereas the inventory balance of our finished goods had increased significantly, compared to the balances recorded on December 31, 2024. This was due to a substantial portion of the materials being processed and converted into finished goods during that period.

A summary of changes in major inventory items is as follows:

	December 31,	December 31,
	2024	2023	$ Change	% Change
Raw Materials
Recycled paper board	$1,353,543	$198,744	1,154,799	581.0%
Recycled white scrap paper	10,491	10,647	(156)	(1.5)%
Tissue base paper	20,827	21,138	(311)	(1.5)%
Gas	16,334	21,428	(5,094)	(23.8)%
Mask fabric and other raw materials	111,521	121,011	(9,490)	(7.8)%
Total Raw Materials	1,512,716	372,968	1,139,748	305.6%

Semi-finished Goods	295,792	300,207	(4,415)	(1.5)%
Finished Goods	1,269,487	2,885,019	(1,615,532)	(56.0)%
Total inventory, gross	3,077,995	3,558,194	(480,199)	(13.5)%
Inventory reserve	(726,119)	(2,959)	(723,160)	24439.3%
Total inventory, net	$2,351,876	$3,555,235	(1,203,359)	(33.8)%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million, respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $140,515 (RMB1,000,000). The lease agreement was renewed in August 2022 with a term of six years with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment as of December 31, 2024

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of December 31, 2024, we had approximately $3.4 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 has been completed and the associated ancillary facilities are working in progress. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Cash, Cash Equivalents and restricted cash

Our cash, cash equivalents and restricted cash as of December 31, 2024 was $6,950,576, an increase of $2,558,655, from $4,391,921 as of December 31, 2023. The increase of cash and cash equivalents for the year ended December 31, 2024 was attributable to a number of factors including:

i. Net cash provided by operating activities

Net cash provided by operating activities was $6,299,469 for the year ended December 31, 2024. The balance represented a decrease of cash of $6,571,617, or 51.06%, from $12,871,086 provided for the year ended December 31, 2023. Net loss for the year ended December 31, 2024 was $9,843,094, representing a decrease of loss of $102,941, or 1.03%, from a net loss of $9,946,035 for the year ended December 31, 2023. Changes in various asset and liability account balances throughout the year ended December 31, 2024 also contributed to the net change in cash from operating activities in year ended December 31, 2024. Chief among such changes is the decrease of accounts receivable in the amount of $240,346 during the year of 2024. There was also a decrease of $432,189 in the ending inventory balance as of December 31, 2024 (an increase to net cash for the year ended December 31, 2024 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $14,221,082. The Company also had a net increase of $6,090 in prepayment and other current assets (a decrease to net cash) and a net decrease of $447,899 in other payables and accrued liabilities and related parties (a decrease to net cash), as well as an increase in income tax payable of $81,720 (an increase to net cash) during the year ended December 31, 2024.

ii. Net cash used in investing activities

We incurred $329,611 in net cash expenditures for investing activities during the year ended December 31, 2024, as compared to $22,239,297 for the year ended December 31, 2023. Payments in 2023 were mainly for the payment for land use right.

iii. Net cash (used in) provided by financing activities

Net cash used in financing activities was $3,256,696 for the year ended December 31, 2024, as compared to net cash provided by financing activities in the amount of $4,410,099 for the year ended December 31, 2023.

In December 2024, we refinanced $4 million existing long-term debt by securing new loans at lower market rates, to repay our obligations to Rural Credit Union. This refinancing transaction did not involve any cash inflows or outflows. As a result, it was not reflected in the financing activities in the cash flow statement. Although the new loans have distinct terms and interest rates compared to the old ones, they do not qualify as a traditional debt restructuring according to U.S. GAAP. We anticipate financial benefits from this refinancing, particularly lower interest expenses over the loan’s remaining term.

	December 31,	December 31,
	2024	2023
Rural Credit Union of Xushui District Loan 1	$1,808,469	$-
Rural Credit Union of Xushui District Loan 2	2,225,808	-
Industrial and Commercial Bank of China (“ICBC”) Loan 1	-	2,824
ICBC Loan 2	-	70,594
ICBC Loan 3	-	350,149
ICBC Loan 4	2,782	-
ICBC Loan 5	139,113	-
ICBC Loan 6	139,113	-
ICBC Loan 7	136,331	-
Total short-term bank loans	$4,451,616	$423,567

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District to borrow $1,808,469 (RMB13,000,000) to repay the existing long-term loan of the same amount. The loan was secured by the equipment of Baoding Shengde as collateral for the benefit of the bank. The loan bears a fixed rate of 6% and is due for repayment by December 23, 2025.

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District to borrow $2,225,808(RMB16,000,000) to repay the existing long-term loan of the same amount. The loan was secured by the equipment of Baoding Shengde as collateral for the benefit of the bank and guaranteed by a third party company. The loan bears a fixed rate of 6% and is due for repayment by December 23, 2025.

On September 15, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $2,824 as of December 31, 2024 and 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $70,594 as of December 31, 2024 and 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $350,149 as of December 31, 2024 and 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

 On June 11, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,782 as of December 31, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 11, 2025.

On June 21, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,113 as of December 31, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 21, 2025.

On June 22, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,113 as of December 31, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 22, 2025.

On June 24, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $136,331 as of December 31, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 24, 2025.

As of December 31, 2024, there were guaranteed short-term borrowings of $2,225,808 and unsecured bank loans of $417,339. As of December 31, 2023, there were guaranteed short-term borrowings of $nil and unsecured bank loans of $423,567.

The average short-term borrowing rates for the years ended December 31, 2024, and 2023 were approximately 4.6% and 4.48%, respectively.

Long-term loans

As of December 31, 2024, and 2023, long-term loan balance is $4,672,806 and $11,378,429, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of December 31, 2024 and 2023. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of December 31, 2024 and 2023, the total outstanding loan balance was $3,476,434 and $3,528,315. Out of the total outstanding loan balance, current portion amounted was $2,641,756 and $1,269,290, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $834,678 and $2,259,025 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021, December 24, 2021 and April 16, 2024 and extended for additional 5 years in total, which is due on April 15, 2026 according to the new schedule. The loan was secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment was due quarterly and bore a rate of 7.2% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. On December 24, 2024, the Company entered into a one-year loan agreement with the Rural Credit Union of Xushui District for same amount to repay the loan. This refinancing arrangement secured a lower market rate and did not involve any cash inflows or outflows. As of December 31, 2024 and 2023, the total outstanding loan balance was $nil and $2,259,026, respectively, which are presented as current liabilities in the consolidated balance sheet as of December 31, 2024 and 2023.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which was due on December 11, 2024 according to the new schedule. The loan was secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. On December 24, 2024, the Company entered into a one-year loan agreement with the Rural Credit Union of Xushui District for same amount to repay the loan. This refinancing arrangement secured a lower market rate and did not involve any cash inflows or outflows. As of December 31, 2024 and 2023, the total outstanding loan balance was $nil and $1,835,458, respectively, which are presented as current liabilities in the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. The loan was repaid in July 2024. As of December 31, 2024 and 2023, the total outstanding loan balance was $nil and $2,541,404. Out of the total outstanding loan balance, current portion amounted was $nil and $1,284,820, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,256,584 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which was due in various installments from June 21, 2024 to December 5, 2026. The loan is guaranteed by an independent third party. Interest payment is due monthly and bears a rate of 7% per annum. As of December 31, 2024 and 2023, total outstanding loan balance was $1,196,372 and $1,214,226, respectively. Out of the total outstanding loan balance, current portion amounted $918,146 and $225,903, which is presented as current liabilities and the remaining balance of $278,226 and $988,323 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2024, and 2023 were $762,377 and $977,678, respectively.

Shareholder Loans

Mr. Zhenyong Liu has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $356,594 and $361,915 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2024, and 2023, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2024, and 2023, approximately $41,734 and $42,357 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of December 2024, and 2023, the outstanding interest was $191,193 and $194,047, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2024, and 2023, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the years ended December 31, 2024, and 2023. The net interest owe to Mr. Zhenyong Liu was approximately $304,600 and $598,319, as of December 31, 2024, and 2023, respectively, which was recorded in other payables and accrued liabilities.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the years ended December 31, 2024 and 2023 were $nil and $290,275.

As of December 31, 2024, and 2023, amount due to shareholder was $nil and $727,433, respectively, which represent funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the years ended December 31, 2024 and 2023, we recorded $102,490 and $292,922 loss from impairment of property, plant and equipment, respectively.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2024 and 2023 to translate the Chinese RMB to the U.S. Dollars are 7.1884:1 and 7.0827:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 7.1167:1, and 7.0558:1 for the years ended December 31, 2024 and 2023, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,312,503 (RMB31,000,000), which matures at various times in 2028. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which emphasizes the importance of providing more granular and detailed expense information in financial statements. The update requires entities to disaggregate expenses by nature and function on the income statement, offering a clearer picture of an entity’s cost structure and operational efficiency. This enhanced disclosure is intended to improve the transparency and comparability of financial reporting. Entities must apply the new guidance retrospectively to all periods presented in the financial statements. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of these changes on its financial reporting and will implement the necessary adjustments to comply with the updated standards.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statement for the fiscal year ended December 31, 2024 and 2023, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

IT Tech Packaging, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IT Tech Packaging, Inc. (the Company) as of December 31, 2024, and 2023, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Guangzhou, Guangdong, China

PCAOB NO: 2729

April 11, 2025

IT TECH PACKAGING, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	December 31,	December 31,
	2024	2023
ASSETS

Current Assets
Cash and bank balances	$5,916,373	$3,918,938
Restricted cash	1,034,203	472,983
Accounts receivable (net of allowance for doubtful accounts of $53,111 and $11,745 as of December 31, 2024 and December 31, 2023, respectively)	287,576	575,526
Inventories	2,351,876	3,555,235
Prepayments and other current assets	17,951,267	18,981,290
Due from related parties	920,008	853,929
Total current assets	28,461,303	28,357,901

Operating lease right-of-use assets, net	421,868	528,648
Property, plant, and equipment, net	146,911,883	163,974,022
Value-added tax recoverable	1,751,732	1,883,078
Deferred tax asset non-current	-	-
Total Assets	$177,546,786	$194,743,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$4,451,616	$423,567
Current portion of long-term loans	3,559,902	6,874,497
Lease liability	245,604	100,484
Accounts payable	1	4,991
Advance from customers	11,773	136,167
Due to related parties	43,468	728,869
Accrued payroll and employee benefits	207,508	237,842
Other payables and accrued liabilities	11,545,990	12,912,517
Income taxes payable	80,905	-
Total current liabilities	20,146,767	21,418,934

Long-term loans	1,112,904	4,503,932
Lease liability - non-current	231,147	483,866
Derivative liability	5,651	54
Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $16,976,765 and $20,084,995 as of December 31, 2024 and 2023, respectively)	21,496,469	26,406,786

Commitments and Contingencies

Stockholders’ Equity
Common stock, 50,000,000 shares authorized, $0.001 par value per share, 10,065,920 shares issued and outstanding as of December 31, 2024 and December, 31, 2023.	10,066	10,066
Additional paid-in capital	89,172,771	89,172,771
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(12,998,986)	(10,555,534)
Retained earnings	73,785,892	83,628,986
Total stockholders’ equity	156,050,317	168,336,863
Total Liabilities and Stockholders’ Equity	$177,546,786	$194,743,649

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended
	December 31,
	2024	2023

Revenues	$75,837,943	$86,546,950

Cost of sales	(69,146,203)	(85,547,065)
Gross Profit	6,691,740	999,885

Selling, general and administrative expenses	(14,799,969)	(9,075,475)
Loss on impairment of assets	(102,490)	(1,500,298)

Loss from Operations	(8,210,719)	(9,575,888)

Other Income (Expense):
Interest income	14,793	315,096
Interest expense	(762,377)	(984,518)
Gain (Loss) on derivative liability	(5,597)	646,229

Loss before Income Taxes	(8,963,900)	(9,599,081)

Income Tax (Expenses) Benefits	(879,194)	(346,954)

Net Loss	(9,843,094)	(9,946,035)

Other Comprehensive Loss
Foreign currency translation adjustment	(2,443,452)	(3,040,994)
Total Comprehensive Loss	$(12,286,546)	$(12,987,029)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.98)	$(0.99)
Outstanding – Basic and Diluted	10,065,920	10,065,920

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2022	10,065,920	$10,066	$89,172,771	$6,080,574	$(7,514,540)	$93,575,021	$181,323,892
Foreign currency translation adjustment					(3,040,994)		(3,040,994)
Net loss						(9,946,035)	(9,946,035)

Balance at December 31, 2023	10,065,920	$10,066	$89,172,771	$6,080,574	$(10,555,534)	$83,628,986	$168,336,863
Foreign currency translation adjustment					(2,443,452)		(2,443,452)
Net loss						(9,843,094)	(9,843,094)
Balance at December 31, 2024	10,065,920	$10,066	$89,172,771	$6,080,574	$(12,998,986)	$73,785,892	$156,050,317

See accompanying notes to consolidated financial statements.

IT TECH PACKAGING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended
	December 31,
	2024	2023

Cash Flows from Operating Activities:
Net income	$(9,843,094)	$(9,946,035)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,221,082	14,225,990
(Gain) Loss on derivative liability	5,597	(646,229)
(Gain) Loss from disposal and impairment of property, plant and equipment	102,490	1,608,542
(Recovery from) for bad debts	911,228	34,193
Allowances for inventories, net	730,490	2,970
Changes in operating assets and liabilities:
Accounts receivable	240,346	280,970
Prepayments and other current assets	(6,090)	9,322,532
Inventories	432,189	(736,267)
Accounts payable	(4,966)	50
Advance from customers	(123,624)	136,686
Related parties	(38,206)	(478,025)
Accrued payroll and employee benefits	(27,107)	74,908
Other payables and accrued liabilities	(382,586)	(596,695)
Income taxes payable	81,720	(412,504)
Net Cash Provided by Operating Activities	6,299,469	12,871,086

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(329,611)	(22,292,870)
Proceeds from sale of property, plant and equipment	-	53,573
Net Cash Used in Investing Activities	(329,611)	(22,239,297)

Cash Flows from Financing Activities:
Repayments of related party loans	(727,433)	-
Proceeds from short term bank loans	843,087	1,275,546
Proceeds from long term loans	-	3,769,948
Repayment of bank loans	(3,372,350)	(7,647,610)
Payment of capital lease obligation	-	(74,154)
Loan to a related party (net)	-	7,086,369
Net Cash (Used in) Provided by Financing Activities	(3,256,696)	4,410,099

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(154,507)	(174,835)

Net Increase (Decrease) in Cash and Cash Equivalents	2,558,655	(5,132,947)

Cash, Cash Equivalents and Restricted Cash - Beginning of Year	4,391,921	9,524,868

Cash, Cash Equivalents and Restricted Cash - End of Year	$6,950,576	$4,391,921

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$1,812,864	$1,484,461
Cash paid for income taxes	$797,473	$759,458

Cash and bank balances	5,916,373	3,918,938
Restricted cash	1,034,203	472,983
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	6,950,576	4,391,921

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

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Tengsheng Paper for the years ended December 31, 2024 and 2023 was accounted for 100%%and 99.88% of the Company’s total revenue, respectively. Dongfang Paper and Tengsheng Paper also accounted for 96.07% and 94.93% of the total assets of the Company as of December 31, 2024 and 2023, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, and 2023, details of the Company’s subsidiaries and variable interest entity are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2024, and 2023 are as follows:

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and bank balances	$5,850,910	$2,807,608
Restricted cash	1,034,203	472,983
Accounts receivable	287,576	575,526
Inventories	2,351,876	3,555,235
Prepayments and other current assets	17,922,229	18,617,351
Due from related parties	-	289,173
Total current assets	27,446,794	26,317,876

Operating lease right-of-use assets, net	421,868	528,648
Property, plant, and equipment, net	142,702,663	158,027,099
Deferred tax asset non-current	-	-
Total Assets	$170,571,325	$184,873,623

LIABILITIES

Current Liabilities
Short-term bank loans	$-	$-
Current portion of long-term loans	3,559,902	2,780,014
Lease liability	245,604	100,484
Accounts payable	-	4,991
Advance from customers	11,773	136,167
Due to related parties	26,244	-
Accrued payroll and employee benefits	172,239	231,568
Other payables and accrued liabilities	11,536,047	11,843,973
Income taxes payable	80,905	-
Total current liabilities	15,632,714	15,097,197

Long-term loans	1,112,904	4,503,932
Lease liability - non-current	231,147	483,866
Total liabilities	$16,976,765	$20,084,995

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

Liquidity and Going Concern

As of December 31, 2024, the Company had current assets of $28,461,303 (including a VAT recoverable of Tengsheng Paper in amount of $13,154,375), and current liabilities of $20,146,767, resulting in a working capital of $8,314,536. However, production of Baoding Shende has been suspended in 2024, rendering related VAT unrecoverable in the short term. Net working capital excluding VAT recoverable as of December 31, 2024 was a working capital deficit of $4,839,839. Baoding Shengde and Tengsheng Paper have incurred loss that there is doubt about these subsidiaries ability to continue as going concerns. The main reason of losses was due to high depreciation costs, decreased market demand, and elevated material costs. Therefore, there was a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business as of December 31, 2024.

To address these challenges, the Company plans to optimize its raw material structure and stabilize manufacturing capacity utilization, which will help to reduce procurement costs. Additionally, the Company is actively exploring new products and adjusting pricing strategies in a timely manner to secure a larger market share.

Furthermore, the Company will maintain rigorous control over inventory, working capital, and cash flow to mitigate financial risks. The Company will also strategically utilize financing quotas from the capital market to ensure the smooth and healthy operation of the company.

The Company’s continued existence as a going concern depends on the successful implementation of its business plan. This includes increasing market acceptance of its products to boost sales volume and achieve economies of scale, while deploying more effective marketing strategies and cost control measures to better manage the operating cash flow position.

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

Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of December 31, 2024, and 2023 to translate the Chinese RMB to the U.S. Dollars are 7.1884:1, and 7.0827:1, respectively. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective years at 7.1167:1 and 7.0558:1 for the years ended December 31, 2024, and 2023, respectively. Translation adjustments are included in other comprehensive income (loss).

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2024, and 2023, and revenues and expenses for the years ended December 31, 2024, and 2023. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory valuation, useful lives and impairment for property, plant and equipment, valuation allowance for deferred tax assets and contingencies. Actual results could differ from those estimates made by management.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Trade accounts receivable are recorded on shipment of products to customers. The trade receivables are all without customer collateral and interest is not accrued on past due accounts. Periodically, management reviews the adequacy of its provision for doubtful accounts based on historical bad debt expense results and current economic conditions using factors based on the aging of its accounts receivable. Additionally, the Company may identify additional allowance requirements based on indications that a specific customer may be experiencing financial difficulties. Actual bad debt results could differ materially from these estimates. As of December 31, 2024, and 2023, the balance of allowance for doubtful accounts was $53,111 and $11,745, respectively; and the movement of the provision of the doubtful accounts is as below. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis.

	December 31,	December 31,
Allowance of doubtful accounts	2024	2023

Opening balance	$11,745	$881,878
Provision (Reversal) for the year	41,956	(858,689)
Exchange difference	(590)	(11,444)
Closing balance	$53,111	$11,745

Inventories, net

Inventories are stated at the lower of cost (weighted average basis) or net realizable value. The methods of determining inventory costs are used consistently from year to year. Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

Inventories consist principally of raw materials and finished goods. Cost includes labor, raw materials, and allocated overhead. Provision in inventories were $730,490 and $2,970 for the years ended December 31, 2024, and 2023, respectively.

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

For the years ended December 31, 2024, and 2023, IT Tech Packaging made transfers of $nil to this reserve fund. No statutory reserves were provided for the year ended December 31, 2024, and 2023. The Company’s variable interest entity Dongfang Paper, the statutory reserve account of which has been fully funded for 50% of its registered capital in the amount of RMB 75,030,000 (or approximately $11,811,470) since December 31, 2010, did not make any transfer to statutory reserves during the years ended December 31, 2024, and 2023.

Employee Benefit Plan

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance and other welfare benefits are provided to employees. The total provision for such employee benefits was $nil for the years ended December 31, 2024, and 2023.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

The Company expenses all advertising and promotion costs as incurred. The Company incurred $nil advertising and promotion costs for the years ended December 31, 2024, and 2023.

Research and development costs

Research and development costs are expensed as incurred and included in selling, general and administrative expenses. Research and development expenses incurred $99,610 and $90,766 for the years ended December 31, 2024, and 2023, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities that were in-the-money that were outstanding during the years ended December 31, 2024.

IT TECH PACKAGING, INC.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of December 31, 2024, and 2023, the carrying value of the Company’s short term financial instruments, such as cash and bank balances, accounts receivable, accounts and notes payable, short-term bank loans and balance due to related parties, approximate at their fair values because of the short maturity of these instruments; while loans from credit union approximates at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which emphasizes the importance of providing more granular and detailed expense information in financial statements. The update requires entities to disaggregate expenses by nature and function on the income statement, offering a clearer picture of an entity’s cost structure and operational efficiency. This enhanced disclosure is intended to improve the transparency and comparability of financial reporting. Entities must apply the new guidance retrospectively to all periods presented in the financial statements. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of assessing the impact of these changes on its financial reporting and will implement the necessary adjustments to comply with the updated standards.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Restricted Cash

Restricted cash of $1,034,203 and $472,983 as of December 31, 2024 and 2023 was presented for the cash deposited at the banks of Tengsheng Paper. The deposits were restricted due to the legal proceeding against Tengsheng Paper and Jie Ping, who had served as the executive director and the legal representative of Tengsheng Paper.

(4) Inventories

Raw materials inventory includes mainly recycled paper and gas. Finished goods include mainly products of corrugating medium paper and offset printing paper. Inventories consisted of the following as of and December 31, 2024, and 2023:

	December 31,	December 31,
	2024	2023

Recycled paper board	$1,353,543	$198,744
Recycled white scrap paper	10,491	10,647
Gas	16,334	21,428
Base paper and other raw materials	132,348	142,149
	1,512,716	372,968
Semi-finished Goods	295,792	300,207
Finished Goods	1,269,487	2,885,019
Total inventory, gross	3,077,995	3,558,194
Inventory reserve	(726,119)	(2,959)
	$2,351,876	$3,555,235

The movement of inventory reserve was as follows:

	Year Ended December 31,
	2024	2023

Balance at beginning of year	$2,959	$-
Additional charge (written off), net	730,490	2,970
Foreign currency translation difference	(7,330)	(11)

Balance at the end of year	$726,119	$2,959

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of December 31, 2024, and 2023:

	December 31,	December 31,
	2024	2023
Prepayment for purchase of materials	$5,634,870	$5,446,823
Value-added tax recoverable	13,154,375	13,409,459
Prepaid gas	14,096	116,372
Others	8,527	8,636
Allowance for doubtful accounts	(860,601)	-
	$17,951,267	$18,981,290

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The movement of allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2024	2023

Balance at beginning of year	$-	$-
Additional charge (written off), net	869,272	-
Foreign currency translation difference	(8,671)	-

Balance at the end of year	$860,601	$-

(6) Property, plant and equipment

As of December 31, 2024, and 2023, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2024	2023

Land use rights	$80,306,144	$81,504,608
Building and improvements	66,580,793	67,939,059
Machinery and equipment	156,179,361	158,629,858
Vehicles	343,088	348,209
Construction in progress	-	-
Totals	303,409,386	308,421,734
Less: accumulated depreciation and amortization	(156,497,503)	(144,447,712)
Property, Plant and Equipment, net	$146,911,883	$163,974,022

As of December 31, 2024 and 2023, land use rights represented twenty three parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

As of December 31, 2024 and 2023, certain property, plant and equipment of Dongfang Paper with net values of $nil have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Certain property, plant and equipment of Baoding Shengde with net value of $3,407,848 have been pledged pursuant two short-term loans from credit union of Baoding Shengde. See “Short-term bank loans” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $14,221,082 and $14,225,990 for the years ended December 31, 2024, and 2023, respectively. Loss from disposal and impairment of property, plant and equipment of $102,490 and $1,500,298 were recorded for the years ended December 31, 2024, and 2023.

(7) Leases

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s lease expense are as follows:

Year Ended
2024
RMB

Operating lease cost	100,004
Short-term lease cost	-
Lease cost	100,004

Supplemental cash flow information related to its operating lease was as follows for the period ended December 31, 2024:

Year Ended
2023
RMB
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash outflow from operating lease	139,113

Maturities of its lease liabilities for all operating lease are as follows as of December 31, 2024:

December 31,	Amount
2025	139,113
2026	139,113
2027	139,113
2028	139,113
2029	-
Thereafter	-
Total operating lease payments	$556,452
Less: Interest	(79,701)
Present value of lease liabilities	476,751
Less: current portion, record in current liabilities	(245,604)
Present value of lease liabilities	231,147

The weighted average remaining lease terms and discount rates for all of its operating leases were as follows as of December 31, 2024:

December 31,
2024
Remaining lease term and discount rate:	RMB
Weighted average remaining lease term (years)	3.6
Weighted average discount rate	7.56%

(8) Loans Payable

Short-term bank loans

	December 31,	December 31,
	2024	2023
Rural Credit Union of Xushui District Loan 1	$1,808,469	$-
Rural Credit Union of Xushui District Loan 2	2,225,808	-
Industrial and Commercial Bank of China (“ICBC”) Loan 1	-	2,824
ICBC Loan 2	-	70,594
ICBC Loan 3	-	350,149
ICBC Loan 4	2,782	-
ICBC Loan 5	139,113	-
ICBC Loan 6	139,113	-
ICBC Loan 7	136,331	-
Total short-term bank loans	$4,451,616	$423,567

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District to borrow $1,808,469 (RMB13,000,000) to repay the existing long-term loan of the same amount. The loan was secured by the equipment of Baoding Shengde as collateral for the benefit of the bank. The loan bears a fixed rate of 6% and will be due by December 23, 2025.

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District to borrow $2,225,808 (RMB16,000,000) to repay the existing long-term loan of the same amount. The loan was secured by the equipment of Baoding Shengde as collateral for the benefit of the bank and guaranteed by a third party company. The loan bears a fixed rate of 6% and will be due by December 23, 2025.

On September 15, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $2,824 as of December 31, 2024 and 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $70,594 as of December 31, 2024 and 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On September 22, 2023, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $350,149 as of December 31, 2024 and 2023, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid in June 2024.

On June 11, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,782 as of December 31, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 11, 2025.

On June 21, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,113 as of December 31, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 21, 2025.

On June 22, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,113 as of December 31, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 22, 2025.

On June 24, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $136,331 as of December 31, 2024. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 24, 2025.

As of December 31, 2024, there were guaranteed short-term borrowings of $2,225,808 and unsecured bank loans of $417,339. As of December 31, 2023, there were guaranteed short-term borrowings of $nil and unsecured bank loans of $423,567.

The average short-term borrowing rates for the years ended December 31, 2024, and 2023 were approximately 4.6% and 4.48%, respectively.

Long-term loans

As of December 31, 2024, and 2023, long-term loan balance is $4,672,806 and $11,378,429, respectively.

	December 31,	December 31,
	2024	2023
Rural Credit Union of Xushui District Loan 1	$3,476,434	$3,528,315
Rural Credit Union of Xushui District Loan 2	-	2,259,026
Rural Credit Union of Xushui District Loan 3	-	1,835,458
Rural Credit Union of Xushui District Loan 4	-	2,541,404
Rural Credit Union of Xushui District Loan 5	1,196,372	1,214,226
Total	4,672,806	11,378,429
Less: Current portion of long-term loans	(3,559,902)	(6,874,497)
Long-term loans	$1,112,904	$4,503,932

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of Dec 31, 2024, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
2025	3,559,902
2026 & after	1,112,904
Total	4,672,806

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of December 31, 2024 and 2023. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of December 31, 2024 and 2023, the total outstanding loan balance was $3,476,434 and $3,528,315. Out of the total outstanding loan balance, current portion amounted was $2,641,756 and $1,269,290, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $834,678 and $2,259,025 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

On April 17, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which was due and payable in various installments from August 21, 2019 to April 16, 2021. The loan was renewed on March 22, 2021, December 24, 2021 and April 16, 2024 and extended for additional 5 years in total, which is due on April 15, 2026 according to the new schedule. The loan was secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment was due quarterly and bore a rate of 7.2% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. On December 24, 2024, the Company entered into a one-year loan agreement with the Rural Credit Union of Xushui District for same amount to repay the loan. This refinancing arrangement secured a lower market rate and did not involve any cash inflows or outflows. As of December 31, 2024 and 2023, the total outstanding loan balance was $nil and $2,259,026, respectively, which are presented as current liabilities in the consolidated balance sheet as of December 31, 2024 and 2023.

On December 12, 2019, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from June 21, 2020 to December 11, 2021. The loan was renewed on March 22, 2021 and December 24, 2021 and extended for additional 3 years in total, which was due on December 11, 2024 according to the new schedule. The loan was secured by Tengsheng Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7.56% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. On December 24, 2024, the Company entered into a one-year loan agreement with the Rural Credit Union of Xushui District for same amount to repay the loan. This refinancing arrangement secured a lower market rate and did not involve any cash inflows or outflows. As of December 31, 2024 and 2023, the total outstanding loan balance was $nil and $1,835,458, respectively, which are presented as current liabilities in the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

On February 26, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 2 years, which is due and payable in various installments from August 21, 2023 to February 24, 2025. The loan is secured by Dongfang Paper with its land use right as collateral for the benefit of the credit union. Interest payment is due monthly and bore a rate of 7% per annum. The loan was repaid in July 2024. As of December 31, 2024 and 2023, the total outstanding loan balance was $nil and $2,541,404. Out of the total outstanding loan balance, current portion amounted was $nil and $1,284,820, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $1,256,584 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which was due in various installments from June 21, 2024 to December 5, 2026. The loan is guaranteed by an independent third party. Interest payment is due monthly and bears a rate of 7% per annum. As of December 31, 2024 and 2023, total outstanding loan balance was $1,196,372 and $1,214,226, respectively. Out of the total outstanding loan balance, current portion amounted $918,146 and $225,903, which is presented as current liabilities and the remaining balance of $278,226 and $988,323 is presented as non-current liabilities in the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the years ended December 31, 2024, and 2023 were $762,377 and $977,678 respectively.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Related Party Transactions

Mr. Zhenyong Liu has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $356,594 and $361,915 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of December 31, 2024, and 2023, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2024, and 2023, approximately $41,734 and $42,357 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of December 2024, and 2023, the outstanding interest was $191,193 and $194,047, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of December 31, 2024, and 2023, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the years ended December 31, 2024, and 2023. The net interest owe to Mr. Zhenyong Liu was approximately $304,600 and $598,319, as of December 31, 2024, and 2023, respectively, which was recorded in other payables and accrued liabilities.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the years ended December 31, 2024 and 2023 were $nil and $290,275.

As of December 31, 2024, and 2023, amount due to shareholder are $nil and $727,433, respectively, which represent funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Other payables and accrued liabilities

Other payables and accrued liabilities consist of the following

	December 31,	December 31,
	2024	2023
Accrued electricity	$2,964	$3,054
Value-added tax payable	21,868	696
Accrued interest to a related party	304,600	598,319
Payable for purchase of property, plant and equipment	10,711,678	11,175,858
Accrued commission to salesmen	3,877	47,040
Accrued bank loan interest	14,955	1,070,708
Accrued litigation costs	461,855	-
Others	24,193	16,842
Totals	$11,545,990	$12,912,517

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the December 31, 2024:

Year ended December 31,
2024
Expected term	0.42 - 2.75
Expected average volatility	85% - 132%
Expected dividend yield	-
Risk-free interest rate	0.13% - 4.25%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2024:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2023	$54
Change in fair value of derivative liability	5,597
Balance at December 31, 2024	$5,651

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023
Day one loss due to derivative liabilities as warrant	$-	$-
Loss (Gain) on change in fair value of derivative liability	5,597	(646,229)
	5,597	(646,229)

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

(13) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $7.425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years and six months from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $7.425 per share and 352,000 May 2020 Warrants were outstanding as of December 31, 2024.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $5.5 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $5.5 per share. 1,207,492 January 2021 Warrants were outstanding as of December 31, 2024.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $7.5 and will expire on March 1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $7.5 per share and 1,457,143 March 2021 Warrants were outstanding as of December 31, 2024.

The Company classified warrant as liabilities and accounted for the issuance of the warrants as a derivative.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock warrant activities is as below:

	Year Ended December 31, 2024
		Weight average exercise
	Number	price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-
Exercised during the period	-
Cancelled or expired during the period	-
Outstanding and exercisable at end of the period	3,016,635	$6.6907

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2024.

Warrants Outstanding			Warrants Exercisable
Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number of	Contractual life	Exercise	Number of	Exercise
Shares	(in years)	Price	Shares	Price
3,016,635	1.08	$6.6907	3,016,635	$6.6907

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2024 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of December 31, 2024 and 2023 are $nil.

(14) Earnings Per Share

For the years ended December 31, 2024, and 2023, basic and diluted net income per share are calculated as follows:

	Year Ended December 31,
	2024	2023
Basic (loss) income per share
Net (loss) income for the year - numerator	$(9,843,094)	$(9,946,035)
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Net (loss) income per share	$(0.98)	$(0.99)

Diluted (loss) income per share
Net (loss) income for the year - numerator	$(9,843,094)	$(9,946,035)
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Diluted loss per share	$(0.98)	$(0.99)

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

The provisions for income taxes for the years ended December 31, 2024, and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Provision for Income Taxes
Current Tax Provision U.S.	$36,793	$-
Current Tax Provision PRC	842,401	346,954
Deferred Tax Provision PRC	-	-
Total Income Tax Expenses (Benefits)	$879,194	$346,954

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $568,358 and $62,499 for U.S. income tax purposes for the years ended December 31, 2024 and 2023, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of December 31, 2024, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of December 31, 2024, and 2023, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2024	2023
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$18,875,162	$16,922,756
Impairment of property, plant and equipment	602,139	585,380
Impairment of inventory	181,530
Provision for doubtful debts	446,064
Miscellaneous	247,969	135,714
Net operating loss carryover of PRC company	432,365	274,525
(Gain) Loss on asset disposal	(63,123)	(64,065)
Total deferred tax assets	20,722,106	17,854,310
Less: Valuation allowance	(20,722,106)	(17,854,310)
Total deferred tax assets, net	$-	-

The following table reconciles the statutory rates to the Company’s effective tax rate as of:

	Year Ended December 31,
	2024	2023
PRC Statutory rate	25.0%	25.0%
Effect of tax and book difference	(2.8)%	(20.7)%
Change in valuation allowance	(32.0)%	(7.9)%

Effective income tax rate	(9.8)%	(3.6)%

During the years ended December 31, 2024, and 2023, the effective income tax rate was estimated by the Company to be -9.8% and -3.6%, respectively.

As of December 31, 2024, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2024 and 2023, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the year ended December 31, 2024 and 2023, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

All shares of common stock under the 2023 ISP, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2024, have been reserved.

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Commitments and Contingencies

Xushui Land Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30-year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $16,694 (RMB120,000). This lease is renewable at the end of the 30-year term.

December 31,	Amount
2025	16,694
2026	16,694
2027	16,694
2028	16,694
2029	16,694
Thereafter	33,387
Total operating lease payments	$116,857

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $139,113 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of December 31, 2024.

Capital commitment

As of December 31, 2024, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $3,436,091 and $3,499,936 as of December 31, 2024 and 2023, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of December 31, 2024, and 2023, the Company guaranteed its long-term loan from financial institutions amounting to $4,312,503 (RMB31,000,000) and $4,376,862 (RMB31,000,000), respectively, that matured at various times in 2028. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

Pending legal proceeding of Jie Ping

In November 2023, an individual plaintiff involved in a civil loan dispute filed a lawsuit against the defendants including Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper, at the Lianchi District People’s Court of Baoding City, China. On December 1, 2023, the plaintiff sought property preservation measures, requesting the PRC Court to freeze RMB3.35 million worth of bank deposits held by Jie Ping and Tengsheng Paper. Following this request, on the same day, the PRC Court issued a ruling to immediately freeze the RMB3.35 million worth of bank deposits of Jie Ping and Tengsheng Paper. On June 14, 2024, the PRC Court ordered the defendants to repay the principal of the loan in the amount of RMB3,320,000 to the plaintiff, and Tengsheng Paper was jointly liable for repayment. Accrued litigation costs of $461,855 was recorded as current liabilities of consolidated balance sheet as of December 31, 2024.

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

Summarized financial information for the three reportable segments is as follows:

	Year Ended December 31, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$75,702,427	135,516	-	-	-	75,837,943
Gross profit	6,556,487	135,253	-	-	-	6,691,740
Depreciation and amortization	3,842,408	8,814,279	1,564,395	-	-	14,221,082
Loss on impairment of assets	-	-	102,490	-	-	102,490
Interest income	12,316	1,845	598	34	-	14,793
Interest expense	356,788	94,334	296,891	14,364	-	762,377
Income tax expense	842,401	-	-	36,793	-	879,194
Net income (loss)	2,161,939	(10,051,366)	(440,633)	(1,513,034)	-	(9,843,094)

	Year Ended December 31, 2023
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$85,106,864	1,334,022	106,064	-	-	86,546,950
Gross profit	4,006,381	(2,995,369)	(11,127)	-	-	999,885
Depreciation and amortization	4,168,755	8,470,810	1,586,425	-	-	14,225,990
Loss on impairment of assets	905,226	219,744	375,328	-	-	1,500,298
Interest income	300,928	2,376	9,790	2,002	-	315,096
Interest expense	503,740	181,447	291,675	7,656	-	984,518
Income tax expense(benefit)	346,954	-	-	-	-	346,954
Net income (loss)	(109,770)	(9,004,792)	(726,065)	(105,408)	-	(9,946,035)

	As of December 31, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$54,180,471	116,390,854	6,020,713	954,748	-	177,546,786

	As of December 31, 2023
	Dongfang Paper	Tengsheng Paper	Baoding Shengde	Not Attributable to Segments	Elimination of Inter-segment	Enterprise-wide, consolidated

Total assets	$57,139,592	127,734,031	8,184,902	1,685,124	-	194,743,649

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Concentration and Major Customers and Suppliers

For the years ended December 31, 2024, and 2023, the Company had no single customer contributed over 10% of total sales.

For the year ended December 31, 2024, the Company had three major suppliers that accounted for 73%, 17% and 7% of total purchases by the Company.

For the year ended December 31, 2023, the Company had two major suppliers that accounted for 72% and 17% of total purchases by the Company.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of December 31, 2024 and 2023. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 (US$69,557) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of December 31, 2024, and 2023, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB47,952,082 (US$6,670,759) as of December 31, 2024.

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

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) Subsequent Event

None.

(23) Summarized Quarterly Financial Data (Unaudited)

	Quarter
2024	First	Second	Third	Fourth
Revenues	$6,863,841	$26,249,788	$25,081,500	$17,642,814
Gross profit	399,113	3,265,300	1,917,381	1,109,946
(Loss) income from operations	(3,501,670)	547,752	(1,464,121)	(3,792,680)
Net loss	(3,746,536)	(77,747)	(1,973,946)	(4,044,865)
Net loss per share
Basic	$(0.37)	$(0.01)	$(0.20)	$(0.40)
Diluted	$(0.37)	$(0.01)	$(0.20)	$(0.40)

	Quarter
2023	First	Second	Third	Fourth
Revenues	$19,790,877	$30,019,914	$15,771,560	$20,964,599
Gross (loss) profit	(276,999)	1,179,858	(153,223)	250,249
Loss from operations	(2,772,361)	(518,683)	(2,484,513)	(3,800,331)
Net loss	(2,733,165)	(1,253,493)	(1,975,368)	(3,984,009)
Net income per share
Basic	$(0.27)	$(0.125)	$(0.20)	$(0.40)
Diluted	$(0.27)	$(0.125)	$(0.20)	$(0.40)

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) Condensed Financial Information of the Parent Company

The condensed financial statements of IT Tech Packaging Inc. (“ITP”, the “parent company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. Under the PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The amounts restricted include paid-in capital, capital surplus and statutory reserves, as determined pursuant to PRC generally accepted accounting principles, totaling $82,691,643 and $82,641,643 as of December 31, 2024, and 2023.

The following represents condensed unconsolidated financial information of the parent company only:

	December 31,	December 31,
	2024	2023
ASSETS

Current Assets
Cash and cash equivalents	$1,694	$678,347
Prepayments and other current assets	-	-

Total current assets	1,694	678,347

Investment in subsidiaries	160,751,140	172,382,428

Total Assets	$160,752,834	$173,060,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Inter-company payable	$4,726,897	$4,026,904
Due to related parties	-	727,433
Income tax payable	-	-

Total current liabilities	4,726,897	4,754,337

Derivative liability	5,651	54

Total liabilities	$4,732,548	$4,754,391

Total stockholders’ equity	156,020,286	168,306,384

Total Liabilities and Stockholders’ Equity	$160,752,834	$173,060,775

IT TECH PACKAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023

Revenue	-	-
Selling, general and administrative expenses	$562,421	$708,638
Loss from Operations	(562,421)	(708,638)
Equity in earnings of unconsolidated subsidiaries	(9,238,283)	(9,883,626)
Loss on derivative liability	(5,597)	646,229
Other Income (Expense)	-	-
Income before Income Taxes	(9,806,301)	(9,946,035)
Provision for Income Taxes	(36,793)	-
Net Income	$(9,843,094)	$(9,946,035)
Other comprehensive income /(loss)	(2,443,452)	(3,040,994)
Total Comprehensive Income (loss)	$(12,286,546)	$(12,987,029)

	Year Ended December 31,
	2024	2023
Net Cash Used in Operating Activities	$(591,173)	$(708,641)

Net Cash Used in Investing Activities	(50,000)	(500,000)

Net Cash Provided by Financing Activities	(35,480)	(43,253)

Net Increase (Decrease) in Cash and Cash Equivalents	(676,653)	(1,251,894)

Cash and Cash Equivalents - Beginning of Year	678,347	1,930,241

Cash and Cash Equivalents - End of Year	$1,694	$678,347

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of its registered independent public accounting firm regarding the Company’s internal control over financial reporting because the Company is not required to include such attestation report in this annual report.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2024. Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Zhenyong Liu	62	Chief Executive Officer and Chairman of the Board
Jing Hao	42	Chief Financial Officer
Dahong Zhou	46	Secretary
Marco Ku Hon Wai	51	Director
Wenbing Christopher Wang	54	Director
Fuzeng Liu	76	Director
Lusha Niu	46	Director

We have two classes of directors with each class elected in a different calendar year from the calendar year in which the other class of directors are elected. All directors are elected for a two-year term. The directors elected in Class I, Marco Ku Hon Wai and Wenbing Christopher Wang, will serve until the annual meeting of stockholders in 2025 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. The directors elected in Class II, Zhenyong Liu, Fuzeng Liu and Lusha Niu will serve until the annual meeting of stockholders in 2026 and until their respective successors have been elected and have qualified, or until their earlier resignation, removal or death. Our officers serve at the discretion of our Board of Directors.

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

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethics is currently available at our corporate website at https://www.itpackaging.cn/uploadfile/txyxfh/file/20181029/6367640912363688526617528.pdf

Insider Trading Policy

We have adopted the IT Tech Packaging, Inc. Insider Trading Policy (the “Insider Trading Policy”), which applies to all directors, officers, employees, independent contractors, and consultants of the Company and its subsidiaries, as well as certain other persons. The Insider Trading Policy is designed to promote compliance with U.S. federal and state securities laws, rules and regulations and the applicable rules and regulations of NYSE American, with respect to the purchase, sale and/or disposition of the Company’s securities. The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities for Company insiders. A copy of the Insider Trading Policy is filed as Exhibit 19 to this 2024 Form 10-K.

Board Meetings

The Board of Directors and its committees held the following number of meetings during 2024:

Board of Directors	6
Audit Committee	6
Compensation Committee	1
Nominating Committee	1

The above table includes meetings held by means of a conference telephone call and actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the Board of Directors and those committees on which he served during the year.

For the fiscal year ended December 31, 2024, the Board of Directors met on at least a quarterly basis. The independent directors had regularly scheduled meetings as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management as required by Section 802(c) of the NYSE American Company Guide.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2024, all such reports were filed timely.

Item 11. Executive Compensation

The following compensation table summarizes the cash and non-cash compensation earned during the years ended December 31, 2024 and 2023 by each person who served as principal executive officer, principal financial officer, and secretary during 2024.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Total
		($)	($)	($)	($)	($)	($)
Zhenyong Liu,	2024	$35,515	0	-	-	-	$35,515
Chairman, CEO	2023	$34,016	-	$-	-	-	$34,016

Jing Hao	2024	$36,042		$-	-	-	$36,042
CFO	2023	$34,016	-	$-	-	-	$34,016

Dahong Zhou,	2024	$8,757	-	$-	-	-	$8,757
Secretary	2023	$4,117	-	$-	-	-	$4,117

Employment Agreements

Mr. Zhenyong Liu receives a monthly salary of RMB 20,000 (approximately $2,810). On January 11, 2012, the Company awarded Mr. Zhenyong Liu 4,433 shares of restricted common stock. These shares of common stock were issued under the 2011 ISP and are valued at $34.5 per share, based on the closing price on the date of the issuance. On December 31, 2013, the Company awarded Mr. Zhenyong Liu 800 shares of restricted common stock under the 2011 ISP and 2012 ISP, with a value of $26.6 per share, based on the closing price on the date of the stock issuance. On September 13, 2018, the Company issued 10,000 shares of common stock to Mr. Zhenyong Liu under the 2015 Omnibus Equity Incentive Plan with a value of $8.8 per share as of the date of issuance. On April 8, 2020, the Company issued 20,000 shares of common stock to Mr. Zhenyong Liu under the 2019 ISP with a value of $6.0 per share as of the date of issuance. On September 8, 2020, the Compensation Committee of the Company unanimously approved that Mr. Zhenyong Liu shall receive the bonus of $40,000 for his service rendered in the year 2020.

Ms. Hao began receiving a monthly salary of RMB 20,000 (approximately $2,810) in January 2015. On September 13, 2018, the company issued 1,000 shares of common stock to Ms. Jing Hao under the 2015 Omnibus Equity Incentive Plan with a value of $8.8 per share as of the date of issuance. On September 8,2020, the Compensation Committee of the Company unanimously approved that Ms. Jing Hao shall receive the bonus of $40,000 for her service rendered in the year 2020.

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Compensation of Directors

The following table sets forth a summary of compensation paid or entitled to our directors during the fiscal years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Total
		($)	($)	($)	($)	($)	($)
Fuzeng Liu	2024	$15,784	-	$-	-	-	$15,784
Director	2023	$7,375	-	$-	-	-	$7,375

Marco Ku Hon Wai	2024	$20,000	-	$-	-	-	$20,000
Director	2023	$20,000	-	$-	-	-	$20,000

Wenbing Christopher Wang	2024	$20,000	-	$-	-	-	$20,000
Director	2023	$20,000	-	$-	-	-	$20,000

LushaNiu	2024	$7,025	-	-	-	-	$7,025
Director	2023	$7,086	-	-	-	-	$7,086

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

Outstanding Equity Awards at Fiscal Year-End

There were none outstanding equity incentive awards held by the named executive officers as of the fiscal year ended December 31, 2024..

Potential payments upon termination or change-in-control

As discussed above, we do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Recovery of Erroneously Awarded Compensation

None.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

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

	Amount and Nature of	Percentage of
	Beneficial	Common
Name and Address of Beneficial Owner (1)	Ownership	Stock

Zhenyong Liu, CEO and Director	536,484	5.3%
Jing Hao, CFO	1,000	*
Dahong Zhou, Secretary	0	0
Marco Ku Hon Wai, Director	750	*
Fuzeng Liu, Director	500	*
Wenbing Christopher Wang, Director	2,982	*
LushaNiu, Director	0	*
All Directors and Executive Officers as a Group (7 persons)	541,716	5.4%

*	Less than 1% of the Company’s issued and outstanding common shares.

(1)	The address of each director and executive officer is c/o Science Park, Juli Road, Xushui District, Baoding City, Hebei Province, People’s Republic of China.

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

All shares of common stock under the 2023 ISP, including shares originally authorized by equity holders and shares remaining for future issuance as of December 31, 2024, have been reserved.

As of December 31, 2024, our 2023 Equity Incentive Plan was in effect.

The following table provides information as of December 31, 2024 about our equity compensation plan and arrangements:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units		Weighted- average exercise price of outstanding options, and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		$-	1,500,000
Equity compensation plans not approved by security holders	-		-	-
Total		$		1,500,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since the beginning of fiscal 2023 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 and 1% of the average of our total assets at December 31, 2023 and 2024 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”):

Loans from our principal shareholder, Chairman and CEO Mr. Zhenyong Liu

Mr. Zhenyong Liu, the Company’s CEO has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. As of December 31, 2024, and 2023, approximately $356,594 and $361,915 of interest were outstanding to Mr. Zhenyong Liu, respectively, and these amounts were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet for both years.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of December 31, 2024, and 2023, approximately $41,734 and $42,357 of interest were outstanding to Mr. Zhenyong Liu, respectively, and these amounts were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet for both years.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the company paid off the remaining balance, together with interest of $94,636. As of December 31, 2024, and 2023, the accrued interest was $191,193 and $194,047, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet for both years.

As of December 31, 2024 and 2023, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans are $nil for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, and 2023, the accrued interest owed to the CEO was approximately $589,521 and $598,319, respectively, and was recorded in other payables and accrued liabilities for both years.

On December 8, 2021, the Company entered into an agreement with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $6,507,431 (RMB44,089,085). The loan was unsecured and carried a fixed interest rate of 3% per annum. The loan was repaid by Mr. Zhenyong Liu in February 2022.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the year ended December 31, 2024 and 2023 were $nil and $290,275, repectively.

As of December 31, 2024 and 2023, amount due to shareholder are $nil and $727,433, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transaction to the extent we enter into such transactions. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

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

Audit Fees

We incurred approximately $220,000 for professional services rendered by our registered independent public accounting firm, GGF for the audit and reviews of the Company’s financial statements for 2024.

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

Audit-Related Fees

IT Tech Packaging did not incur any audit-related fees to GGF in 2024 and 2023.

IT Tech Packaging did not incur any audit-related fees to WWC in 2023.

Tax Reporting Preparation Fees

IT Tech Packaging did not incur any tax reporting preparation fees to GGF in 2024 and 2023.

IT Tech Packaging did not incur any tax reporting preparation fees to WWC in 2023.

All Other Fees

IT Tech Packaging did not incur any fees from its registered independent public accounting firm for services rendered to IT Tech Packaging, other than the services covered in “Audit Fees” and “Audit-Related Fees” for the fiscal years ended December 31, 2024 and 2023.

With respect to the Company’s auditing and other non-audit related services rendered by its registered independent public accounting firm for 2024 and 2023, all engagements were entered into pursuant to the audit committee’s pre-approval policies and procedures.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 29, 2007, by and among Carlateral, Inc., CARZ Merger Sub, Inc., Dongfang Zhiye Holding Limited, and the shareholders of Dongfang Zhiye Holding Limited, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007.

3.1	Articles of Incorporation, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to the exhibit of the same number to our Current Report on form 8-K filed with the SEC on December 28, 2007

3.3	Bylaws, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

3.4	Articles of Merger, incorporated by reference to the exhibit 3.1 to our report on Form 8-K filed with the SEC on August 1, 2018.

3.5	Certificate of Change, incorporated by reference to the exhibit 3.1 to our report on Form 8-K filed with the SEC on July 7, 2022.

3.6	Amended and Restated Bylaws, incorporated by reference to the exhibit 3.1 to our report on Form 8-K filed with the SEC on November 3, 2021.

4.1	Specimen of Common Stock certificate, incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on August 4, 2006

4.2	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

4.3	Description of Securities, incorporated by reference to exhibit 4.3 to our Annual Report on Form 10-K filed with the SEC on March 23, 2020.

4.4	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

4.5	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2020.

4.6	Form of Warrant, incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

4.7	Warrant Agency Agreement dated March 1, 2021 by and between the Company and Empire Stock Transfer Inc., incorporated by reference to the Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

4.8	Form of Common Stock Purchase Warrant, incorporated by reference to the Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

10.1	Land Lease Agreement, dated January 2, 2002, by and between the Company and Xushui District Dayin Township Wuji Village Committee and Party Branch, incorporated by reference to the exhibit to our amended Annual Report on form 10-K/A filed with the SEC on February 1, 2010

10.2	Land Use Rights Certificate, dated March 10, 2003, incorporated by reference to the exhibit to our amended Annual Report on form 10- K/A filed with the SEC on February 1, 2010

10.3	Exclusive Technical Service and Business Consulting Agreement, dated June 24, 2009, by and between Dongfang Paper and Baoding Shengde, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.4	Proxy Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

Exhibit No.	Description of Exhibit

10.5	Loan Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.6	Call Option Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.7	Share Pledge Agreement, dated June 24, 2009, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on June 30, 2009

10.8	Call Option Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010

10.9	Share Pledge Agreement Amendment, dated February 10, 2010, by and between Dongfang Paper, Baoding Shengde, and the shareholders of Dongfang Paper, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on February 11, 2010

10.10	Securities Purchase Agreement dated October 7, 2009 between the Company and the Access America Fund, LP, Renaissance US Growth Investment Trust Plc, RENN Global Entrepreneurs Funds, Inc., Premier RENN Entrepreneurial Fund Limited, Pope Investments II, LLC and Steve Mazur (collectively, the “Buyers”), incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.11	Make Good Securities Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”)., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.12	Escrow Agreement dated October 7, 2009 between the Company, the Buyers, Zhenyong Liu and the Escrow Agent, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.13	Registration Rights Agreement between the Company and the Buyers dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.14	Lock-Up Agreement between Company and Zhenyong Liu dated October 7, 2009, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on October 8, 2009

10.15	Asset Purchase Agreement, dated November 25, 2009, by and between Baoding Shengde Paper Co., Ltd. and Hebei Shuangxing Paper Co., Ltd., incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on December 10, 2009

Exhibit No.	Description of Exhibit

10.16	Purchase Agreement, dated March 31, 2010, for the sale of 3,000,000 shares of Common Stock, by and between IT Tech Packaging, Inc. and Roth Capital Partners, LLC, incorporated by reference to the exhibit to Current Report on form 8-K filed with the SEC on March 31, 2010

10.17	Purchase Agreement, dated April 9, 2010 by and between Henan Qinyang First Paper Machine Limited and Hebei Baoding Dongfang PaperMilling Company Limited for the purchase of a series of paper machineries and equipment, incorporated by reference to the exhibit to our Current Report on form 8-K filed with the SEC on April 12, 2010

10.18	Letter from Mr. Zhenyong Liu regarding postponement of interest payments by IT Tech Packaging, Inc., incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on March 25, 2014.

10.19	Financing Limit Agreement dated as March 3, 2014 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Shanghai Pudong Development Bank Inc., Baoding Branch, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on March 25,2014.

10.20	Enterprise Loan Agreement dated as of July 5, 2013 between Hebei Baoding Dongfang Paper Milling Co., Ltd. and Rural Credit Union of Xushui District, incorporated by reference to Exhibit 10.24 to our Annual Report on Form10-K filed on March 25, 2014.

10.21	Engagement Letter, dated as of June 3, 2014, between the Company and H.C. Wainwright & Co., LLC and amendments dated as of July 1,2014, August 19, 2014 and August 25, 2014, incorporated by reference to exhibits 1.1, 1.2, 1.3 and 1.4 to our Current Report on Form 8- K filed with the SEC on September 3, 2014.

10.22	Securities Purchase Agreement, dated August 25, 2014, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2014.

10.23	Appointment Letter dated November 3, 2014, by and between IT Tech Packaging, Inc. and Marco Ku Hon Wai, incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 6, 2014.

10.24	Loan Agreement dated December 2, 2014, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on March 25, 2014.

10.25	Loan Agreement dated March 1, 2015, by and between IT Tech Packaging, Inc. and Zhenyong Liu, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 25, 2015.

10.26	Agreement dated July 1, 2015, among China Orient, Hebei Baoding Dongfang Paper Milling Company Limited, Baoding Shengde Paper Co.,Ltd., Zhenyong Liu, Xiaodong Liu, and Shuangxi Zhao, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2015

10.27	Acquisition Agreement dated June 25, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and HebeiTengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2019.

Exhibit No.	Description of Exhibit

10.28	Supplement Agreement dated December 16, 2019, by and between Hebei Baoding Dongfang Paper Milling Company Limited and Hebei Tengsheng Paper Co., Ltd, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 17, 2019

10.29	Letter Agreement dated April 21, 2020, by and between the Company and Maxim Group LLC, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

10.30	Securities Purchase Agreement dated April 29, 2020 by and between the Company and certain purchasers, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 1, 2020.

10.31	Amendment to Securities Purchase Agreement dated May 4, 2020, by and between the Company and certain purchasers, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 4, 2020.

10.32	Letter Agreement dated January 14, 2021, by and between the Company and Maxim Group, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.33	Form of Securities Purchase Agreement among the Company and certain institutional investors, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.34	Underwriting Agreement dated as of February 24, 2021 by and between the Company and Maxim Group LLC, incorporated by reference to the Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2021.

14.1	Code of Ethics and Business Conduct, incorporated by reference to the Exhibit 14.1 to our Annual Report on Form10-K filed with the SEC on March 18, 2013

16.1	Letter of WWC, P.C. Certified Accountants, incorporated by reference to the Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on March 4, 2024.

19.1*	Insider Trading Policy

21.1	Lists of Subsidiaries, incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the SEC on March 27, 2024.

23.1*	Consent of GGF CPA LIMITED

31.1*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy, incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on March 27, 2024.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16 Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2025

IT TECH PACKAGING, INC.

By:	/s/ Zhenyong Liu
Zhenyong Liu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhenyong Liu	Chief Executive Officer and Chairman of the Board	April 11, 2025
Zhenyong Liu	(principal executive officer)

/s/ Jing Hao	Chief Financial Officer	April 11, 2025
Jing Hao	(principal financial and accounting officer)

/s/ Fuzeng Liu	Director	April 11, 2025
Fuzeng Liu

/s/ Marco Ku Hon Wai	Director	April 11, 2025
Marco Ku Hon Wai

/s/ Wenbing Christopher Wang	Director	April 11, 2025
Wenbing Christopher Wang

/s/ LushaNiu	Director	April 11, 2025
LushaNiu