Form 10-Q
period 2025-03-31
IT TECH PACKAGING, INC.
filed 2025-05-09
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, there were 10,065,920 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS

Current Assets
Cash and bank balances	$4,034,428	$5,916,373
Restricted cash	1,035,932	1,034,203
Accounts receivable (net of allowance for doubtful accounts of $90,730 and $53,111 as of March 31, 2025 and December 31, 2024, respectively)	2,127,629	287,576
Inventories	4,642,056	2,351,876
Prepayments and other current assets	16,744,643	17,951,267
Due from related parties	914,350	920,008

Total current assets	29,499,038	28,461,303

Prepayment on property, plant and equipment	8,359	-
Operating lease right-of-use assets, net	396,418	421,868
Property, plant, and equipment, net	143,575,368	146,911,883
Value-added tax recoverable	1,724,947	1,751,732
Deferred tax asset non-current	-	-

Total Assets	$175,204,130	$177,546,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$5,043,047	$4,451,616
Current portion of long-term loans	3,564,961	3,559,902
Lease liability	108,604	245,604
Accounts payable	-	1
Advance from customers	11,790	11,773
Due to related parties	55,072	43,468
Accrued payroll and employee benefits	327,022	207,508
Other payables and accrued liabilities	11,823,467	11,545,990
Income taxes payable	-	80,905

Total current liabilities	20,933,963	20,146,767

Long-term loans	1,114,486	1,112,904
Lease liability - non-current	377,603	231,147
Derivative liability	1,098	5,651

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $17,753,460 and $16,976,765 as of March 31, 2025 and December 31, 2024, respectively)	22,427,150	21,496,469

Commitments and Contingencies

Stockholders’ Equity
Common stock, 50,000,000 shares authorized, $0.001 par value per share, 10,065,920 shares issued and outstanding as of March 31, 2025 and December, 31, 2024.	10,066	10,066
Additional paid-in capital	89,172,771	89,172,771
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(12,768,538)	(12,998,986)
Retained earnings	70,282,107	73,785,892

Total stockholders’ equity	152,776,980	156,050,317

Total Liabilities and Stockholders’ Equity	$175,204,130	$177,546,786

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenues	$10,897,266	$6,863,841

Cost of sales	(10,813,180)	(6,464,728)

Gross Profit	84,086	399,113

Selling, general and administrative expenses	(3,461,321)	(3,900,783)

Loss from Operations	(3,377,235)	(3,501,670)

Other Income (Expense):
Interest income	1,744	2,183
Interest expense	(132,847)	(210,290)
Gain on derivative liability	4,553	34

Loss before Income Taxes	(3,503,785)	(3,709,743)

Income Tax (Expenses) Benefits	-	(36,793)

Net Loss	(3,503,785)	(3,746,536)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	230,448	(301,619)

Total Comprehensive Loss	$(3,273,337)	$(4,048,155)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.35)	$(0.37)

Outstanding – Basic and Diluted	10,065,920	10,065,920

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net income	$(3,503,785)	$(3,746,536)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,547,398	3,481,788
(Gain) Loss on derivative liability	(4,553)	(34)
Allowance for bad debts	37,566	36,942
Allowances for inventories, net	(31,453)	(2,951)
Deferred tax	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,878,313)	(1,847,112)
Prepayments and other current assets	1,262,163	1,276,805
Inventories	(2,256,756)	59,612
Accounts payable	(1)	236,603
Advance from customers	-	(25,123)
Notes payable	-	246,299
Related parties	19,758	(187,484)
Accrued payroll and employee benefits	119,290	73,213
Other payables and accrued liabilities	294,777	1,022,398
Income taxes payable	(81,069)	-
Net Cash (Used in) Provided by Operating Activities	(2,474,978)	624,420

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(8,364)	(9,027)

Net Cash Used in Investing Activities	(8,364)	(9,027)

Cash Flows from Financing Activities:
Proceeds from short term bank loans	585,456	422,488

Net Cash Provided by Financing Activities	585,456	422,488

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17,670	(12,242)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,880,216)	1,025,639

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	6,950,576	4,391,921

Cash, Cash Equivalents and Restricted Cash - End of Period	$5,070,360	$5,417,560

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$120,371	$137,340
Cash paid for income taxes	$81,069	$36,793

Cash and bank balances	4,034,428	4,514,020
Restricted cash	1,035,932	903,540
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	5,070,360	5,417,560

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total

Balance at December 31, 2023	10,065,920	$10,066	$89,172,771	$6,080,574	$(10,555,534)	$83,628,986	$168,336,863
Foreign currency translation adjustment					(301,619)		(301,619)
Net loss						(3,746,536)	(3,746,536)
Balance at March 31, 2024	10,065,920	$10,066	$89,172,771	$6,080,574	$(10,857,153)	$79,882,450	$164,288,708

Balance at December 31, 2024	10,065,920	$10,066	$89,172,771	$6,080,574	$(12,998,986)	$73,785,892	$156,050,317
Foreign currency translation adjustment					230,448		230,448
Net loss						(3,503,785)	(3,503,785)
Balance at March 31, 2025	10,065,920	$10,066	$89,172,771	$6,080,574	$(12,768,538)	$70,282,107	$152,776,980

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary, being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the FinancialAccounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Tengsheng Paper for the three months ended March 31, 2025 and 2024 was accounted for 100% of the Company’s total revenue. Dongfang Paper and Tengsheng Paper also accounted for 96.27% and 96.07% of the total assets of the Company as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 are as follows:

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

	March 31,	December 31,
	2025	2024

ASSETS

Current Assets
Cash and bank balances	$3,990,161	$5,850,910
Restricted cash	1,035,932	1,034,203
Accounts receivable	2,127,629	287,576
Inventories	4,616,616	2,351,876
Prepayments and other current assets	16,743,197	17,922,229
Due from related parties		-

Total current assets	28,513,535	27,446,794

Prepayment on property, plant and equipment	8,359	-
Operating lease right-of-use assets, net	396,418	421,868
Property, plant, and equipment, net	139,747,915	142,702,663
Deferred tax asset non-current	-	-

Total Assets	$168,666,227	$170,571,325

LIABILITIES

Current Liabilities
Short-term bank loans	$585,105	$-
Current portion of long-term loans	3,564,961	3,559,902
Lease liability	108,604	245,604
Advance from customers	11,790	11,773
Due to related parties	26,281	26,244
Accrued payroll and employee benefits	286,399	172,239
Other payables and accrued liabilities	11,678,231	11,536,047
Income taxes payable	-	80,905

Total current liabilities	16,261,371	15,632,714

Long-term loans	1,114,486	1,112,904
Lease liability - non-current	377,603	231,147

Total liabilities	$17,753,460	$16,976,765

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by the United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 of the Company, and its subsidiaries and variable interest entity (which we sometimes refer to collectively as “the Company”, “we”, “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future period.

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

Liquidity and Going Concern

As of March 31, 2025, the Company had current assets of $29,499,038 (including a VAT （“Value Added Tax”）recoverable of Tengsheng Paper in amount of $13,173,067), and current liabilities of $20,933,963, resulting in a working capital of $8,565,075. However, production of Baoding Shende has been suspended in 2024 and the first quarter of 2025, rendering related VAT unrecoverable in the short term. Net working capital excluding VAT recoverable as of March 31, 2025 was a working capital deficit of $4,607,992. Baoding Shengde and Tengsheng Paper have incurred loss that there is doubt about these subsidiaries ability to continue as going concerns. The main reason of losses was due to high depreciation costs, decreased market demand, and elevated material costs. Therefore, there was a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business as of March 31, 2025.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and notes payable, short-term bank loans, balance due to a related party and obligation under capital lease, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

Management determined that liabilities created by beneficial conversion features associated with the issuance of certain warrants (see “Derivative liabilities” under Note (11)), meet the criteria of derivatives and are required to be measured at fair value. The fair value of these derivative liabilities was determined based on management’s estimate of the expected future cash flows required to settle the liabilities. This valuation technique involves management’s estimates and judgment based on unobservable inputs and is classified in level 3.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Restricted Cash

Restricted cash of $1,035,932 and $1,034,203 as of March 31, 2025 and December 31, 2024 was presented for the cash deposited at the Industrial and Commercial Bank of China of Tengsheng Paper. The deposit was restricted due to the legal proceeding against Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper.

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Raw Materials
Recycled paper board	$3,244,750	$1,353,543
Recycled white scrap paper	10,506	10,491
Gas	107,821	16,334
Base paper and other raw materials	160,989	132,348
	3,524,066	1,512,716
Semi-finished Goods	296,213	295,792
Finished Goods	1,517,494	1,269,487
Total inventory, gross	5,337,773	3,077,995
Inventory reserve	(695,717)	(726,119)
Total inventory, net	$4,642,056	$2,351,876

The movement of inventory reserve was as follows:

	Three Months Ended March 31,
	2025	2024

Balance at beginning of year	$726,119	$2,959
Additional charge (written off), net	(31,453)	730,490
Foreign currency translation difference	1,051	(7,330)

Balance at the end of year	$695,717	$726,119

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Prepayment for purchase of materials	$4,137,228	$5,634,870
Value-added tax recoverable	13,320,909	13,154,375
Prepayment for utilities	139,190	14,096
Others	9,140	8,527
Allowance for doubtful accounts	(861,824)	(860,601)
	$16,744,643	$17,951,267

The movement of allowance for doubtful accounts was as follows:

	Three Months Ended March 31,
	2025	2024

Balance at beginning of year	$860,601	$-
Additional charge (written off), net	-	869,272
Foreign currency translation difference	1,223	(8,671)

Balance at the end of year	$861,824	$860,601

(6) Property, plant and equipment, net

As of March 31, 2025 and December 31, 2024, property, plant and equipment consisted of the following:

	March 31,	December 31,
	2025	2024

Land use rights	$80,420,257	$80,306,144
Building and improvements	66,675,402	66,580,793
Machinery and equipment	156,401,287	156,179,361
Vehicles	343,576	343,088
Construction in progress	-	-
Totals	303,840,522	303,409,386
Less: accumulated depreciation and amortization	(160,265,154)	(156,497,503)
Property, Plant and Equipment, net	$143,575,368	$146,911,883

As of March 31, 2025 and December 31, 2024, land use rights represented twenty three parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2025 and December 31, 2024, certain property, plant and equipment of Dongfang Paper with net values of $nil, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Certain property, plant and equipment of Baoding Shengde with net value of $3,028,097 and $3,407,848, repectively, as of March 31, 2025 and December 31, 2024, have been pledged pursuant two short-term loans from credit union of Baoding Shengde. Certain property, plant and equipment of Dongfang Paper with net values of $188,238 was pledged for a short-term loan from Bank of Cangzhou. Certain property, plant and equipment of Dongfang Paper with net values of $308,345 was pledged for another short-term loan from Bank of Cangzhou. See “Short-term bank loans” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,547,398 and $3,481,788 for the three months ended March 31, 2025 and 2024, respectively.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s lease expense are as follows:

Three Months Ended
March 31, 2025
RMB

Operating lease cost	26,065
Short-term lease cost	-
Lease cost	26,065

Supplemental cash flow information related to its operating leases was as follows for the period ended March 31, 2025:

Cash paid for amounts included in the measurement of lease liabilities:

Three Months Ended
March 31, 2025
RMB
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash outflow from operating leases	-

Maturities of its lease liabilities for all operating leases are as follows as of March 31, 2025:

March 31,	Amount
2026	139,311
2027	139,311
2028	139,311
2029	139,311
Thereafter	-
Total operating lease payments	$557,243
Less: Interest	(71,036)
Present value of lease liabilities	486,207
Less: current portion, record in current liabilities	(108,604)
Present value of lease liabilities	377,603

The weighted average remaining lease terms and discount rates for all of its operating leases were as follows as of March 31, 2025:

March 31,
2025
Remaining lease term and discount rate:	RMB
Weighted average remaining lease term (years)	3.4
Weighted average discount rate	7.56%

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Loans Payable

Short-term bank loans

	March 31,	December 31,
	2025	2024
Rural Credit Union of Xushui District Loan 1	$1,811,039	$1,808,469
Rural Credit Union of Xushui District Loan 2	2,228,971	2,225,808
Bank of Cangzhou Loan 1	306,484	-
Bank of Cangzhou Loan 2	69,655	-
Bank of Cangzhou Loan 3	208,966	-
Industrial and Commercial Bank of China (“ICBC”) Loan 1	2,786	2,782
ICBC Loan 2	139,311	139,113
ICBC Loan 3	139,311	139,113
ICBC Loan 4	136,524	136,331

Total short-term bank loans	$5,043,047	$4,451,616

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $1,811,039 and $1,808,469 as of March 31, 2025 and December 31, 2024, respectively. The loan is secured by the equipment of Baoding Shengde as collateral for the benefit of the bank. The loan bears a fixed rate of 6% and will be due by December 23, 2025.

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $2,228,971 and $2,225,808 as of March 31, 2025 and December 31, 2024, respectively. The loan is secured by the equipment of Baoding Shengde as collateral for the benefit of the bank and guaranteed by a third party company. The loan bears a fixed rate of 6% and will be due by December 23, 2025.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $306,484 at a fixed interest rate of 5.5% per annum. The loan is guaranteed by Mr. Zhenyong Liu. The loan will be due by December 27, 2025.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $69,655 at a fixed interest rate of 5.5% per annum. The loan is secured by the Company’s manufacturing equipment and guaranteed by Mr. Zhenyong Liu. The loan will be due by December 27, 2025.

On March 10, 2025, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $208,966 at a fixed interest rate of 5.5% per annum. The loan is secured by the Company’s manufacturing equipment and guaranteed by Mr. Zhenyong Liu. The loan will be due by March 9, 2026.

On June 11, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,786 and $2,782 as of March 31, 2025 and December 31, 2024, respectively. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 11, 2025.

On June 21, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,311 and $139,113 as of March 31, 2025 and December 31, 2024, respectively. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 21, 2025.

On June 22, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,311 and $139,113 as of March 31, 2025 and December 31, 2024, respectively. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 22, 2025.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 24, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $136,524 and $136,331 as of as of March 31, 2025 and December 31, 2024, respectively. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 24, 2025.

As of March 31, 2025, there were guaranteed short-term borrowings of $2,814,076 and unsecured bank loans of $417,932. As of December 31, 2024, there were guaranteed short-term borrowings of $2,225,808 and unsecured bank loans of $417,339.

The average short-term borrowing rates for the three months ended March 31, 2025 and 2024 were approximately 5.74% and 4.48%, respectively.

Long-term loans

As of March 31, 2025 and December 31, 2024, long-term loans were $4,679,447 and $4,672,806, respectively.

	March 31,	December 31,
	2025	2024
Rural Credit Union of Xushui District Loan 1	$3,481,375	$3,476,434
Rural Credit Union of Xushui District Loan 2	1,198,072	1,196,372
Total	4,679,447	4,672,806
Less: Current portion of long-term loans	(3,564,961)	(3,559,902)
Long-term loans	$1,114,486	$1,112,904

As of March 31, 2025, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
Remainder of 2025	$3,564,961
2026 & after	1,114,486
Total	4,679,447

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of March 31, 2025 and December 31, 2024. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of March 31, 2025 and December 31, 2024, the total outstanding loan balance was $3,481,375 and $3,476,434. Out of the total outstanding loan balance, current portion amounted was $2,645,510 and $2,641,756, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $835,865 and $834,678 is presented as non-current liabilities in the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which was due in various installments from June 21, 2024 to December 5, 2026. The loan is guaranteed by an independent third party. Interest payment is due monthly and bears a rate of 7% per annum. As of March 31, 2025 and December 31, 2024, total outstanding loan balance was $1,198,072 and $1,196,372, respectively. Out of the total outstanding loan balance, current portion amounted $919,451 and $918,146, which is presented as current liabilities and the remaining balance of $278,621 and $278,226 is presented as non-current liabilities in the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2025 and 2024 were $132,847 and $209,586, respectively.

(9) Related Party Transactions

Mr. Zhenyong Liu has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $357,100 and $356,594 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2025 and December 31, 2024, approximately $41,793 and $41,734 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of March 31, 2025 and December 31, 2024, the outstanding interest was $191,465 and $191,193, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2025 and December 31, 2024, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three months ended March 31, 2025 and 2024. The net interest owed to Mr. Zhenyong Liu was approximately $305,033 and $304,600, as of March 31, 2025 and December 31, 2024, respectively, which was recorded in other payables and accrued liabilities.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the three months ended March 31, 2025 and 2024 were $nil.

As of March 31, 2025 and December 31, 2024, amount due to shareholder was $10,000 and $nil, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Other payables and accrued liabilities

	March 31,	December 31,
	2025	2024
Accrued electricity	$154,824	$2,964
Accrued litigation costs	462,511	461,855
Value-added tax payable	687	21,868
Accrued interest to a related party	305,033	304,600
Payable for purchase of property, plant and equipment	10,726,899	10,711,678
Accrued commission to salesmen	12,477	3,877
Accrued bank loan interest	27,444	14,955
Others	133,592	24,193
Totals	$11,823,467	$11,545,990

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the March 31, 2025:

Three months ended
March 31, 2025
Expected term	0.3 - 2.75
Expected average volatility	85% - 184%
Expected dividend yield	-
Risk-free interest rate	0.13% - 4.03%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2025: Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2024	$5,651
Change in fair value of derivative liability	(4,553)
Balance at March 31, 2025	$1,098

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

(13) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $7.425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $7.425 per share and 352,000 May 2020 Warrants were outstanding as of March 31, 2025.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $5.5 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $5.5 per share. 1,207,492 January 2021 Warrants were outstanding as of March 31, 2025.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $7.5 and will expire on March 1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $7.5 per share and 1,457,143 March 2021 Warrants were outstanding as of March 31, 2025.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock warrant activities is as below:

	Three months ended March 31, 2025
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	3,016,635	$6.6907

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2025:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
3,016,635	0.80	$6.6907	3,016,635	$6.6907

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of March 31, 2025 and December 31, 2024 are nil.

(14) Earnings Per Share

For the three months ended March 31, 2025 and 2024, basic and diluted net loss per share are calculated as follows:

	Three Months Ended March 31,
	2025	2024
Basic loss per share
Net loss for the period - numerator	$(3,503,785)	$(3,746,536)
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Net loss per share	$(0.35)	$(0.37)

Diluted income per share
Net income for the period- numerator	$(3,503,785)	$(3,746,536)
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	10,065,920	10,065,920

Diluted loss per share	$(0.35)	$(0.37)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(15) Income Taxes

United States

The Company may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the first quarter ended March 31, 2025, and management believes that its earnings are permanently invested in the PRC.

PRC

Dongfang Paper and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
Provision for Income Taxes
Current Tax Provision U.S.	$-	$36,793
Current Tax Provision PRC	-	-
Deferred Tax Provision PRC	-	-
Total Income Tax Expenses (Benefits)	$-	$36,793

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $568,358 and $62,499 for U.S. income tax purposes for the years ended December 31, 2024 and 2023, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of March 31, 2025, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, As of March 31, 2025 and December 31, 2024, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	March 31,	December 31,
	2025	2024
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$18,901,983	$18,875,162
Impairment of property, plant and equipment	602,995	602,139
Impairment of inventory	181,788	181,530
Provision for doubtful debts	446,698	446,064
Miscellaneous	248,322	247,969
Net operating loss carryover of PRC company	432,979	432,365
(Gain) Loss on asset disposal	(63,213)	(63,123)
Total deferred tax assets	20,751,552	20,722,106
Less: Valuation allowance	(20,751,552)	(20,722,106)
Total deferred tax assets, net	$-	-

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2025 and 2024, the effective income tax rate was estimated by the Company to be 0% and 1%, respectively.

	Three Months Ended
	March 31,
	2025	2024
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of tax and book difference	(24.2)%	(3.4)%
Change in valuation allowance	(0.8)%	(22.6)%

Effective income tax rate	-	(1.0)%

As of March 31, 2025, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2025 and December 31, 2024, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended March 31, 2025 and 2024, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

All shares of common stock under the 2023 ISP, including shares originally authorized by equity holders and shares remaining for future issuance as of March 31, 2025, have been reserved.

(17) Commitments and Contingencies

Xushui Land Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30- year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $16,727 (RMB120,000). This lease is renewable at the end of the 30-year term.

March 31,	Amount
2026	16,717
2027	16,717
2028	16,717
2029	16,717
2030	16,717
Thereafter	29,255
Total operating lease payments	$112,840

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $139,394 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of March 31, 2025.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital commitment

As of March 31, 2025, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $3,443,760 and $3,436,091 as of March 31, 2025 and December 31, 2024, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of March 31, 2025 and December 31, 2024, the Company guaranteed its long-term loan from financial institutions amounting to $4,318,631 (RMB31,000,000) that will mature at various times in 2028. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

Pending legal proceeding of Jie Ping

In November 2023, an individual plaintiff involved in a civil loan dispute filed a lawsuit against the defendants including Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper, at the Lianchi District People’s Court of Baoding City, China (the “PRC Court”). From December 2023 through 2024, the plaintiff sought property preservation measures, requesting the PRC Court to freeze totaling RMB6.70 million worth of bank deposits held by Jie Ping and Tengsheng Paper. Following this request, on the same day, the PRC Court issued a ruling to immediately freeze the RMB3.35 million worth of bank deposits of Jie Ping and Tengsheng Paper. On June 14, 2024, the PRC Court ordered the defendants to repay the principal of the loan in the amount of RMB3,320,000 to the plaintiff, and Tengsheng Paper was jointly liable for repayment. Accrued litigation costs of $462,511 was recorded as current liabilities of consolidated balance sheet as of March 31, 2025.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	March 31, 2025
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$10,897,266	$-	$-	$-	$-	$10,897,266
Gross profit	84,086	-	-	-	-	84,086
Depreciation and amortization	1,361,449	2,185,949	-	-	-	3,547,398
Interest income	1,464	259	20	1	-	1,744
Interest expense	73,694	-	55,546	3,607	-	132,847
Income tax expense (benefit)	-	-	-	-	-	-
Net loss	(1,048,107)	(2,195,870)	(65,309)	(194,499)	-	(3,503,785)

	Three Months Ended
	March 31, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$6,826,799	$37,042	$-	$-	$-	$6,863,841
Gross profit	362,335	36,778	-	-	-	399,113
Depreciation and amortization	989,272	2,100,541	391,975	-	-	3,481,788
Interest income	1,462	536	173	12	-	2,183
Interest expense	89,507	44,854	72,245	3,684	-	210,290
Income tax expense	-	-	-	36,793	-	36,793
Net loss	(1,134,241)	(2,122,757)	(54,512)	(435,026)	-	(3,746,536)

	As of March 31, 2025
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$54,288,217	114,378,010	5,575,644	962,259	-	175,204,130

	As of December 31, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$54,180,471	116,390,854	6,020,713	954,748	-	177,546,786

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three months ended March 31, 2025 and 2024, the Company had no single customer contributed over 10% of total sales.

For the three months ended March 31, 2025, the Company had two major suppliers accounted for 77% and 16% of total purchases. For the three months ended March 31, 2024, the Company had two major suppliers accounted for 75% and 15% of total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of March 31, 2025 and December 31, 2024. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 ($69,655) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of March 31, 2025 and December 31, 2024, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB34,751,252 ($4,841,221) as of March 31, 2025.

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

(22) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended March 31, 2025 and 2024 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended March 31, 2025 and 2024

Revenue for the three months ended March 31, 2025 was $10,897,266, an increase of $4,033,425, or 58.76%, from $6,863,841 for the same period in the previous year. This was mainly due to the increase of sales volume of corrugating medium paper (“CMP”), partially offset by the decrease in average selling prices (“ASP”) of CMP.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the three months ended March 31, 2025 was $10,897,266, representing an increase of $4,070,466, or 59.62%, from $6,826,800 for the first quarter of 2024. Total offset printing paper, CMP and tissue paper products sold during the three months ended March 31, 2025 amounted to 31,607 tonnes, representing an increase of 12,937 tonnes, or 69.29%, compared to 18,670 tonnes sold in the comparable period in the previous year. Production of offset printing paper and tissue paper products were suspended from 2024 through first quarter of 2025 and is expected to resume in the second half of 2025. The changes in revenue dollar amount and in quantity sold for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	March 31, 2025		March 31, 2024		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	26,762	$9,278,116	15,640	$5,750,601	11,122	$3,527,515	71.11%	61.34%
Light-Weight CMP	4,845	$1,619,150	3,030	$1,076,199	1,815	$542,951	59.90%	50.45%
Total CMP	31,607	$10,897,266	18,670	$6,826,800	12,937	$4,070,466	69.29%	59.62%
Offset Printing Paper	-	$-	-	$-	-	$-	-%	-%
Tissue Paper Products	-	$-	-	$-	-	$-	-%	-%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	31,607	$10,897,266	18,670	$6,826,800	12,937	$4,070,466	69.29%	59.62%

Monthly sales revenue for the 24 months ended March 31, 2025, are summarized below:

The Average Selling Prices (ASPs) for our main products in the three months ended March 31, 2025 and 2024 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended March 31, 2025	$-	$347	$334	$-
Three Months ended March 31, 2024	$-	$368	$355	$-
Decrease from comparable period in the previous year	$-	$(21)	$(21)	$-
Decrease by percentage	-%	(5.71)%	(5.92)%	-%

The following chart shows the month-by-month ASPs for the 24-month period ended March 31, 2025:

Corrugating Medium Paper

Revenue from CMP amounted to $10,897,266 (100.00% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended March 31, 2025, representing an increase of $4,070,466, or 59.62%, from $6,826,800 for the comparable period in 2024.

We sold 31,607 tonnes of CMP in the three months ended March 31, 2025 as compared to 18,670 tonnes for the same period in 2024, representing a 69.29% increase in quantity sold.

ASP for regular CMP decreased from $368/tonne for the three months ended March 31, 2024 to $347/tonne for the three months ended March 31, 2025, representing a 5.71% decrease. ASP in RMB for regular CMP for the first quarter of 2024 and 2025 was RMB2,611 and RMB2,487, respectively, representing a 4.74% decrease. The quantity of regular CMP sold increased by 11,122 tonnes, from 15,640 tonnes in the first quarter of 2024 to 26,762 tonnes in the first quarter of 2025.

ASP for light-weight CMP decreased from $355/tonne for the three months ended March 31, 2024 to $334/tonne for the three months ended March 31, 2025, representing a 5.92% decrease. ASP in RMB for light-weight CMP for the first quarter of 2024 and 2025 was RMB2,522 and RMB2,397, respectively, representing a 4.94% decrease. The quantity of light-weight CMP sold increased by 1,815 tonnes, from 3,030 tonnes in the first quarter of 2024, to 4,845 tonnes in the first quarter of 2025.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the first quarter of 2025 and 2024 were 30.44% and 15.11%, respectively, representing an increase of 15.33%. Quantities sold for regular CMP that was produced by the PM6 production line from April 2023 to March 2025 are as follows:

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended March 31, 2025 was $10,813,180, an increase of $4,348,716, or 67.27%, from $6,464,464 for the comparable period in 2024. This was mainly due to the increase in sales quantity of CMP, partially offset by and the decrease of the unit material cost of Regular CMP.

Cost of sales for CMP was $10,813,180 for the quarter ended March 31, 2025, as compared to $6,464,464 for the comparable period in 2024. The increase in the cost of sales of $4,348,716 for CMP was mainly due to the increase in sales volume of CMP, partially offset by the decrease in average unit cost of sales of CMP. Average cost of sales per tonne for CMP decreased by 1.16%, from $346 in the first quarter of 2024 to $342 in the first quarter of 2025. The decrease in average cost of sales was mainly attributable to the improvement on utilization rate of PM6 production line, which led to the reduction in unit manufacturing costs, partially offset by the higher average unit purchase costs (net of applicable value added tax) of recycled paper board. Changes in cost of sales and cost per tonne by product for the quarters ended March 31, 2025 and 2024 are summarized below:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$9,143,586		$342	$5,424,012		$347	$3,719,574		$(5)	68.58%	(1.44)%
Light-Weight CMP	$1,669,594		$345	$1,040,452		$343	$629,142		$2	60.47%	0.58%
Total CMP	$10,813,180		$342	$6,464,464		$346	$4,348,716		$(4)	67.27%	(1.16)%
Offset Printing Paper	$-		$-	$-		$-	$-		$-	-%	-%
Tissue Paper Products	$-		$-	-		$-	$-		$-	-%	-%
Total CMP, Offset Printing Paper and Tissue Paper	$10,813,180	$	n/a	$6,464,464	$	n/a	$4,348,716	$	n/a	67.27%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board in the three months ended March 31, 2025 were RMB 1,321/tonne (approximately $184/tonne), as compared to RMB 1,276/tonne (approximately $180/tonne) for the three months ended March 31, 2024. These changes (in US dollars) represent a year-over-year increase of 2.22% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from April 2023 to March 2025 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 5% and 16.8% of total sales in the first quarter of 2025, respectively, compared to 4% and 12.4% of total sales in the third quarter of 2024. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended March 31, 2025 are summarized as follows:

Gross Profit (Loss)

Gross profit for the three months ended March 31, 2025 was $84,086 (representing 0.77% of the total revenue), representing a decrease of $315,027, or 78.93%, from the gross profit of $399,113 (representing 5.81% of the total revenue) for the three months ended March 31, 2024, as a result of factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended March 31, 2025 was $84,086, representing a decrease of $278,250, or 76.79%, from the gross profit of $362,336 for the three months ended March 31, 2024. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 4.54 percentage points, from 5.31% for the three months ended March 31, 2024, to 0.77% for the three months ended March 31, 2025.

Gross profit margin for regular CMP for the three months ended March 31, 2025 was 1.45%, or 4.23 percentage points lower, as compared to gross profit margin of 5.68% for the three months ended March 31, 2024. Such decrease was mainly due to the decrease in ASP of regular CMP, partially offset by the decrease in unit cost of sales in the first quarter of 2025.

Gross profit margin for light-weight CMP for the three months ended March 31, 2025 was -3.12%, or 6.44 percentage points lower, as compared to gross profit margin of 3.32% for the three months ended March 31, 2024. The decrease was mainly due to the decrease of ASP of light-weight CMP in the first quarter of 2025.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended March 31, 2025 are as follows:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 were $3,461,321, a decrease of $439,462, or 11.27% from $3,900,783 for the three months ended March 31, 2024. The decrease was mainly due to the decrease in depreciation of idle fixed assets during production suspension.

Loss from Operations

Operating loss for the quarter ended March 31, 2025 was $3,377,235, an increase of $124,435, or 3.55%, from $3,501,670 for the quarter ended March 31, 2024. The increase was primarily due to the decrease in in selling, general and administrative expenses, partially offset by the increase in gross profit.

Other Income and Expenses

Interest expense for the three months ended March 31, 2025 decreased by $77,443, from $210,290 in the three months ended March 31, 2024, to $132,847. The Company had short-term and long-term interest-bearing loans that aggregated $9,722,494 as of March 31, 2025, as compared to $12,204,370 as of March 31, 2024.

Gain on derivative liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the three months ended March 31, 2025 and 2024 was a gain of $4,553 and $34, respectively.

Net Loss

As a result and the factors discussed above, net loss was $3,503,785 for the quarter ended March 31, 2025, representing an increase of $242,751, or 6.48%, from $3,746,536 for the quarter ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had current assets of $29,499,038 (including a VAT（“Value Added Tax”） recoverable of Tengsheng Paper in amount of $13,173,067), and current liabilities of $20,933,963, resulting in a working capital of $8,565,075. However, production of Baoding Shende has been suspended in 2024 and the first quarter of 2025, rendering related VAT unrecoverable in the short term. Net working capital excluding VAT recoverable as of March 31, 2025 was a working capital deficit of $4,607,992. Baoding Shengde and Tengsheng Paper have incurred loss that there is doubt about these subsidiaries ability to continue as going concerns. The main reason of losses was due to high depreciation costs, decreased market demand, and elevated material costs. Our future sustainability is dependent on our capacity to generate cash from our operational endeavors and secure additional capital to fund our ongoing activities. Should we fail to secure necessary funding, we may be unable to realize our assets and discharge our liabilities in the normal course of business.

To address these challenges, we plan to optimize raw material structure and stabilize manufacturing capacity utilization, which will help to reduce procurement costs. Additionally, we are actively exploring new products and adjusting pricing strategies in a timely manner to secure a larger market share.

Furthermore, we will maintain rigorous control over inventory, working capital, and cash flow to mitigate financial risks. We will also strategically utilize financing quotas from the capital market to ensure the smooth and healthy operation of the company.

Our continued existence as a going concern depends on the successful implementation of our business plan. This includes increasing market acceptance of our products to boost sales volume and achieve economies of scale, while deploying more effective marketing strategies and cost control measures to better manage the operating cash flow position.

Accounts Receivable

Net accounts receivable increased by $1,840,053, or 639.85%, to $2,127,629 as of March 31, 2025, as compared with $287,576 as of December 31, 2024. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 73.4% of total value of inventory as of March 31, 2025), semi-finished goods and finished goods. As of March 31, 2025, the recorded value of inventory increased by 97.4% to $4,642,056 from $2,351,876 as of December 31, 2024. As of March 31, 2025, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $3,244,750, approximately $1,891,207, or 139.72%, higher than the balance as of December 31, 2024. In March 2025, we increased our procurement volume of recycled paper board in anticipation of rising purchase price and to prepare for the expanded production output as planned for the upcoming quarter.

A summary of changes in major inventory items is as follows:

	March 31, 2025	December 31, 2024	$ Change	% Change
Raw Materials
Recycled paper board	$3,244,750	$1,353,543	1,891,207	139.7%
Recycled white scrap paper	10,506	10,491	15	0.1%
Tissue base paper	20,856	20,827	29	0.1%
Gas	107,821	16,334	91,487	560.1%
Mask fabric and other raw materials	140,133	111,521	28,612	25.7%
Total Raw Materials	3,524,066	1,512,716	2,011,350	133.0%

Semi-finished Goods	296,213	295,792	421	0.1%
Finished Goods	1,517,494	1,269,487	248,007	19.5%
Total inventory, gross	5,337,773	3,077,995	2,259,778	73.4%
Inventory reserve	(695,717)	(726,119)	30,402	(4.2)%
Total inventory, net	$4,642,056	$2,351,876	2,290,180	97.4%

Renewal of operating lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building and essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use for a term of up to three years, with an annual rental payment of approximately $139,394 (RMB1,000,000). The lease agreement was renewed in August 2022 with a term of six years with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment

On May 5, 2020, the Company announced it planned the commercial launch of a new tissue paper production line PM10 and the Company signed an agreement to purchase paper machine with paper machine supplier. The Company expected the new tissue paper production line to be launched after the completion of trial run.

As of March 31, 2025, we had approximately $3.4 million in capital expenditure commitments that were mainly related to the purchase of paper machine of PM10. The infrastructure work of PM10 is complete, while work on the related ancillary facilities is ongoing. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of March 31, 2025 was $5,070,360, a decrease of $1,880,216, from $6,950,576 as of December 31, 2024. The decrease of cash and cash equivalents for the three months ended March 31, 2025 was attributable to a number of factors including:

i. Net cash provided by operating activities

Net cash used in operating activities was $2,474,978 for the three months ended March 31, 2025. The balance represented a decrease of cash of $3,099,398, or 496.36%, from $624,420 provided for the three months ended March 31, 2024. Net loss for the three months ended March 31, 2025 was $3,503,785, representing an increase of $242,751, or 6.48%, from a net loss of $3,746,536 for the three months ended March 31, 2024. Changes in various asset and liability account balances throughout the three months ended March 31, 2025 also contributed to the net change in cash from operating activities in three months ended March 31, 2025. Chief among such changes is the increase of accounts receivable in the amount of $1,878,313 during the three months of 2025. There was also an increase of $2,256,756 in the ending inventory balance as of March 31, 2025 (a decrease to net cash for the three months ended March 31, 2025 cash flow purposes). In addition, the Company had non-cash expenses relating to depreciation and amortization in the amount of $3,547,398. The Company also had a net decrease of $1,262,163 in prepayment and other current assets (an increase to net cash) and a net increase of $433,825 in other payables and accrued liabilities and related parties (an increase to net cash), as well as a decrease in income tax payable of $81,069 (a decrease to net cash) during the three months ended March 31, 2025.

ii. Net cash used in investing activities

We incurred $8,364 in net cash expenditures for purchases of property, plant and equipment during the three months ended March 31, 2025, as compared to $9,027 for the same period of 2024.

iii. Net cash provided by financing activities

Net cash used in financing activities was $585,456 for the three months ended March 31, 2025, as compared to net cash provided by financing activities in the amount of $422,488 for the three months ended March 31, 2024. The net cash outflow for the three months ended March 31, 2025 was from the proceeds of bank loans.

Short-term bank loans

	March 31,	December 31,
	2025	2024
Rural Credit Union of Xushui District Loan 1	$1,811,039	$1,808,469
Rural Credit Union of Xushui District Loan 2	2,228,971	2,225,808
Bank of Cangzhou Loan 1	306,484	-
Bank of Cangzhou Loan 2	69,655	-
Bank of Cangzhou Loan 3	208,966	-
Industrial and Commercial Bank of China (“ICBC”) Loan 1	2,786	2,782
ICBC Loan 2	139,311	139,113
ICBC Loan 3	139,311	139,113
ICBC Loan 4	136,524	136,331

Total short-term bank loans	$5,043,047	$4,451,616

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $1,811,039 and $1,808,469 as of March 31, 2025 and December 31, 2024, respectively. The loan is secured by the equipment of Baoding Shengde as collateral for the benefit of the bank. The loan bears a fixed rate of 6% and will be due by December 23, 2025.

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $2,228,971 and $2,225,808 as of March 31, 2025 and December 31, 2024, respectively. The loan is secured by the equipment of Baoding Shengde as collateral for the benefit of the bank and guaranteed by a third party company. The loan bears a fixed rate of 6% and will be due by December 23, 2025.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $306,484 at a fixed interest rate of 5.5% per annum. The loan is guaranteed by Mr. Zhenyong Liu. The loan will be due by December 27, 2025.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $69,655 at a fixed interest rate of 5.5% per annum. The loan is secured by certain of the Company’s manufacturing equipment and guaranteed by Mr. Zhenyong Liu. The loan will be due by December 27, 2025.

On March 10, 2025, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $208,966 at a fixed interest rate of 5.5% per annum. The loan is secured by certain of the Company’s manufacturing equipment and guaranteed by Mr. Zhenyong Liu. The loan will be due by March 9, 2026.

On June 11, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,786 and $2,782 as of March 31, 2025 and December 31, 2024, respectively. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 11, 2025.

On June 21, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,311 and $139,113 as of March 31, 2025 and December 31, 2024, respectively. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 21, 2025.

On June 22, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,311 and $139,113 as of March 31, 2025 and December 31, 2024, respectively. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 22, 2025.

On June 24, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $136,524 and $136,331 as of as of March 31, 2025 and December 31, 2024, respectively. The loan bears a fixed interest rate of 3.45% per annum. The loan is due for repayment by June 24, 2025.

As of March 31, 2025, there were guaranteed short-term borrowings of $2,814,076 and unsecured bank loans of $417,932. As of December 31, 2024, there were guaranteed short-term borrowings of $2,225,808 and unsecured bank loans of $417,339.

The average short-term borrowing rates for the three months ended March 31, 2025 and 2024 were approximately 5.74% and 4.48%.

Long-term loans

As of March 31, 2025 and December 31, 2024, long-term loans were $4,679,447 and $4,672,806, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of March 31, 2025 and December 31, 2024. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. As of March 31, 2025 and December 31, 2024, the total outstanding loan balance was $3,481,375 and $3,476,434. Out of the total outstanding loan balance, current portion amounted was $2,645,510 and $2,641,756, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $835,865 and $834,678 is presented as non-current liabilities in the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which was due in various installments from June 21, 2024 to December 5, 2026. The loan is guaranteed by an independent third party. Interest payment is due monthly and bears a rate of 7% per annum. As of March 31, 2025 and December 31, 2024, total outstanding loan balance was $1,198,072 and $1,196,372, respectively. Out of the total outstanding loan balance, current portion amounted $919,451 and $918,146, which is presented as current liabilities and the remaining balance of $278,621 and $278,226 is presented as non-current liabilities in the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended March 31, 2025 and 2024 were $132,847 and $209,586, respectively.

Shareholder Loans

Mr. Zhenyong Liu has loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Zhenyong Liu renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $357,100 and $356,594 of interest were outstanding to Mr. Zhenyong Liu, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.

On December 10, 2014, Mr. Zhenyong Liu provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Zhenyong Liu, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of March 31, 2025 and December 31, 2024, approximately $41,793 and $41,734 of interest were outstanding to Mr. Zhenyong Liu, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Zhenyong Liu which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Zhenyong Liu. The loan would be originally due on July 12, 2018. Mr. Zhenyong Liu agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Zhenyong Liu, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of March 31, 2025 and December 31, 2024, the outstanding interest was $191,465 and $191,193, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of March 31, 2025 and December 31, 2024, total amount of loans due to Mr. Zhenyong Liu were $nil. The interest expense incurred for such related party loans were $nil for the three months ended March 31, 2025 and 2024. The net interest owed to Mr. Zhenyong Liu was approximately $305,033 and $304,600, as of March 31, 2025 and December 31, 2024, respectively, which was recorded in other payables and accrued liabilities.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Zhenyong Liu to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Zhengyong Liu in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the three months ended March 31, 2025 and 2024 were $nil.

As of March 31, 2025 and December 31, 2024, amount due to shareholder was $10,000 and $nil, respectively, which represents funds from shareholders to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the three months ended March 31, 2025 and 2024, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of March 31, 2025 and December 31, 2024 to translate the Chinese RMB to the U.S. Dollars are 7.1782:1 and 7.1884:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 7.1739:1 and 7.1008:1 for the three months ended March 31, 2025 and 2024, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,318,631 (RMB31,000,000), which matures at various times in 2028. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2025.

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

In November 2023, an individual plaintiff involved in a civil loan dispute filed a lawsuit against the defendants including Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper, at the Lianchi District People’s Court of Baoding City, China (the “PRC Court”). From December 2023 through 2024, the plaintiff sought property preservation measures, requesting the PRC Court to freeze totaling RMB6.70 million worth of bank deposits held by Jie Ping and Tengsheng Paper. Following this request, on the same day, the PRC Court issued a ruling to immediately freeze the RMB3.35 million worth of bank deposits of Jie Ping and Tengsheng Paper. On June 14, 2024, the PRC Court ordered the defendants to repay the principal of the loan in the amount of RMB3,320,000 to the plaintiff, and Tengsheng Paper was jointly liable for repayment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

IT TECH PACKAGING, INC.

Date: May 9, 2025	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer (Principal Financial Officer)