Form 10-Q
period 2025-06-30
IT TECH PACKAGING, INC.
filed 2025-08-14
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, there were 16,965,420 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS

Current Assets
Cash and bank balances	$6,470,481	$5,916,373
Restricted cash	1,038,874	1,034,203
Accounts receivable (net of allowance for doubtful accounts of $85,010 and $53,111 as of June 30, 2025 and December 31, 2024, respectively)	1,841,007	287,576
Inventories	5,094,810	2,351,876
Prepayments and other current assets	17,282,492	17,951,267
Due from related parties	916,854	920,008

Total current assets	32,644,518	28,461,303

Prepayment on property, plant and equipment	8,382	-
Operating lease right-of-use assets, net	371,545	421,868
Property, plant, and equipment, net	140,435,446	146,911,883
Value-added tax recoverable	1,702,671	1,751,732

Total Assets	$175,162,562	$177,546,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$5,056,855	$4,451,616
Current portion of long-term loans	3,574,721	3,559,902
Lease liability	110,903	245,604
Accounts payable	-	1
Advance from customers	11,822	11,773
Due to related parties	180,577	43,468
Accrued payroll and employee benefits	353,558	207,508
Other payables and accrued liabilities	12,053,116	11,545,990
Income taxes payable	-	80,905

Total current liabilities	21,341,552	20,146,767

Long-term loans	1,117,537	1,112,904
Lease liability - non-current	385,599	231,147
Derivative liability	303	5,651

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $18,094,307 and $16,976,765 as of June 30, 2025 and December 31, 2024, respectively)	22,844,991	21,496,469

Commitments and Contingencies

Stockholders’ Equity
Common stock $0.001 par value per share; Authorized: 50,000,000 shares; Issued and outstanding: 16,965,420 shares as of June 30, 2025 and 10,065,920 shares as of December, 31, 2024, respectively.	16,965	10,066
Additional paid-in capital	90,228,996	89,172,771
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(12,339,245)	(12,998,986)
Retained earnings	68,330,281	73,785,892

Total stockholders’ equity	152,317,571	156,050,317

Total Liabilities and Stockholders’ Equity	$175,162,562	$177,546,786

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$24,794,641	$26,249,788	$35,691,907	$33,113,629
Cost of sales	(23,520,896)	(22,984,488)	(34,334,076)	(29,449,216)

Gross Profit	1,273,745	3,265,300	1,357,831	3,664,413

Selling, general and administrative expenses	(3,036,775)	(2,717,548)	(6,498,096)	(6,618,331)

(Loss) Income from Operations	(1,763,030)	547,752	(5,140,265)	(2,953,918)

Other Income (Expense):
Interest income	1,208	2,807	2,952	4,990
Interest expense	(143,971)	(211,551)	(276,818)	(421,841)
Gain on derivative liability	795	15	5,348	49

(Loss) Income before Income Taxes	(1,904,998)	339,023	(5,408,783)	(3,370,720)

Income Tax Expenses	(46,828)	(416,770)	(46,828)	(453,563)

Net Loss	(1,951,826)	(77,747)	(5,455,611)	(3,824,283)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	429,292	(756,150)	659,741	(1,057,769)

Total Comprehensive Loss	$(1,522,534)	$(833,897)	$(4,795,870)	$(4,882,052)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.16)	$(0.01)	$(0.46)	$(0.38)

Outstanding – Basic and Diluted	11,905,787	10,065,920	11,905,787	10,065,920

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

Cash Flows from Operating Activities:
Net income	$(5,455,611)	$(3,824,283)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,090,582	6,862,883
Gain on derivative liability	(5,348)	(49)
Allowance for bad debts	(31,138)	49,462
Allowances for inventories, net	(31,436)	(2,948)
Changes in operating assets and liabilities:
Accounts receivable	(1,579,675)	(2,121,357)
Prepayments and other current assets	860,449	660,470
Inventories	(2,694,397)	(1,751,011)
Accounts payable	(1)	(4,974)
Advance from customers	-	(62,107)
Notes payable	-	430,624
Related parties	143,875	(369,287)
Accrued payroll and employee benefits	144,797	133,504
Other payables and accrued liabilities	527,615	928,640
Income taxes payable	(81,025)	416,770
Net Cash (Used in) Provided by Operating Activities	(1,111,313)	1,346,337

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(29,896)	(62,640)

Net Cash Used in Investing Activities	(29,896)	(62,640)

Cash Flows from Financing Activities:
Proceeds from issuance of shares	1,063,124	-
Proceeds from short term bank loans	1,003,093	844,191
Repayment of bank loans	(417,955)	(422,095)

Net Cash Provided by Financing Activities	1,648,262	422,096

Effect of Exchange Rate Changes on Cash and Cash Equivalents	51,726	(53,792)

Net Increase in Cash and Cash Equivalents	558,779	1,652,001

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	6,950,576	4,391,921

Cash, Cash Equivalents and Restricted Cash - End of Period	$7,509,355	$6,043,922

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$273,684	$278,188
Cash paid for income taxes	$127,853	$36,793

Cash and bank balances	6,470,481	5,144,414
Restricted cash	1,038,874	899,508
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	7,509,355	6,043,922

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	loss	Earnings	Total

Balance at December 31, 2023	10,065,920	$10,066	$89,172,771	$6,080,574	$(10,555,534)	$83,628,986	$168,336,863
Foreign currency translation adjustment					(1,057,769)		(1,057,769)
Net loss						(3,824,283)	(3,824,283)
Balance at June 30, 2024	10,065,920	$10,066	$89,172,771	$6,080,574	$(11,613,303)	$79,804,703	$163,454,811

Balance at December 31, 2024	10,065,920	$10,066	$89,172,771	$6,080,574	$(12,998,986)	$73,785,892	$156,050,317
Issuance of shares to institutional investor	6,899,500	6,899	1,056,225				1,063,124
Foreign currency translation adjustment					659,741		659,741
Net loss						(5,455,611)	(5,455,611)
Balance at June 30, 2025	16,965,420	$16,965	$90,228,996	$6,080,574	$(12,339,245)	$68,330,281	$152,317,571

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary, being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the FinancialAccounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Tengsheng Paper for the three and six months ended June 30, 2025 and 2024 was accounted for 100% of the Company’s total revenue. Dongfang Paper and Tengsheng Paper also accounted for 95.93% and 96.07% of the total assets of the Company as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 are as follows:

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

	June 30,	December 31,
	2025	2024
	( Unaudited)
ASSETS

Current Assets
Cash and bank balances	$5,487,180	$5,850,910
Restricted cash	1,038,874	1,034,203
Accounts receivable	1,841,007	287,576
Inventories	5,039,146	2,351,876
Prepayments and other current assets	17,281,041	17,922,229
Due from related parties		-

Total current assets	30,687,248	27,446,794

Prepayment on property, plant and equipment	8,382	-
Operating lease right-of-use assets, net	371,545	421,868
Property, plant, and equipment, net	136,965,180	142,702,663
Deferred tax asset non-current	-	-

Total Assets	$168,032,355	$170,571,325

LIABILITIES

Current Liabilities
Short-term bank loans	$586,707	$-
Current portion of long-term loans	3,574,721	3,559,902
Lease liability	110,903	245,604
Advance from customers	11,822	11,773
Due to related parties	26,353	26,244
Accrued payroll and employee benefits	306,182	172,239
Other payables and accrued liabilities	11,974,483	11,536,047
Income taxes payable	-	80,905

Total current liabilities	16,591,171	15,632,714

Long-term loans	1,117,537	1,112,904
Lease liability - non-current	385,599	231,147

Total liabilities	$18,094,307	$16,976,765

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2025 and the results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any future period.

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

Liquidity and Going Concern

As of June 30, 2025, the Company had current assets of $32,644,518 (including a VAT （“Value Added Tax”）recoverable of Tengsheng Paper in amount of $13,209,135), and current liabilities of $21,341,552, resulting in a working capital of $11,302,966. However, production of Baoding Shende has been suspended in 2024 and the six months ended June 30, 2025, rendering related VAT unrecoverable in the short term. Net working capital excluding VAT recoverable as of June 30, 2025 was a working capital deficit of $1,906,169. Baoding Shengde and Tengsheng Paper have incurred loss that there is doubt about these subsidiaries ability to continue as going concerns. The main reason of losses was due to high depreciation costs, decreased market demand, and elevated material costs. Therefore, there was a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business as of June 30, 2025.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To address these challenges, the Company plans to optimize its raw material structure and stabilize manufacturing capacity utilization, which will help to reduce procurement and production costs. Additionally, the Company is actively exploring new products and adjusting pricing strategies in a timely manner to secure a larger market share.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Restricted Cash

Restricted cash of $1,038,874 and $1,034,203 as of June 30, 2025 and December 31, 2024 was presented for the cash deposited mainly at the Industrial and Commercial Bank of China of Tengsheng Paper. The deposits were restricted due to the legal proceeding against Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper.

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Raw Materials
Recycled paper board	$3,688,955	$1,353,543
Recycled white scrap paper	10,534	10,491
Gas	69,719	16,334
Base paper and other raw materials	153,986	132,348
	3,923,194	1,512,716
Semi-finished Goods	297,024	295,792
Finished Goods	1,572,213	1,269,487
Total inventory, gross	5,792,431	3,077,995
Inventory reserve	(697,621)	(726,119)
Total inventory, net	$5,094,810	$2,351,876

The movement of inventory reserve was as follows:

	Six Months Ended June 30,
	2025	2024

Balance at beginning of year	$726,119	$2,959
Additional charge (written off), net	(31,436)	(2,948)
Foreign currency translation difference	2,938	(11)

Balance at the end of year	$697,621	$-

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Prepayment for purchase of materials	$4,722,276	$5,634,870
Value-added tax recoverable	13,209,135	13,154,375
Prepayment for utilities	142,005	14,096
Others	10,360	8,527
Allowance for doubtful accounts	(801,284)	(860,601)
	$17,282,492	$17,951,267

The movement of allowance for doubtful accounts was as follows:

	Six Months Ended June 30,
	2025	2024

Balance at beginning of year	$860,601	$-
Additional charge (written off), net	(62,732)	7,035
Foreign currency translation difference	3,415	(19)

Balance at the end of year	$801,284	$7,016

(6) Property, plant and equipment, net

As of June 30, 2025 and December 31, 2024, property, plant and equipment consisted of the following:

	June 30,	December 31,
	2025	2024

Land use rights	$80,640,445	$80,306,144
Building and improvements	66,857,957	66,580,793
Machinery and equipment	156,829,508	156,179,361
Vehicles	366,111	343,088
Construction in progress	-	-
Totals	304,694,021	303,409,386
Less: accumulated depreciation and amortization	(164,258,575)	(156,497,503)
Property, Plant and Equipment, net	$140,435,446	$146,911,883

As of June 30, 2025 and December 31, 2024, land use rights represented twenty four parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2025 and December 31, 2024, certain property, plant and equipment of Dongfang Paper with net values of $nil, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Certain property, plant and equipment of Baoding Shengde with net value of $2,650,742 and $3,407,848, respectively, as of June 30, 2025 and December 31, 2024, have been pledged pursuant two short-term loans from credit union of Baoding Shengde. Certain property, plant and equipment of Dongfang Paper with net values of $159,991 was pledged for a short-term loan from Bank of Cangzhou. Certain property, plant and equipment of Dongfang Paper with net values of $265,019 was pledged for another short-term loan from Bank of Cangzhou. See “Short-term bank loans” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,543,184 and $3,381,095 for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization of property, plant and equipment was $7,090,582 and $6,862,883 for the six months ended June 30, 2025 and 2024, respectively.

(7) Leases

Operating lease lessor

The Company had a non-cancellable agreement to lease plant to tenant under operating lease for 1 year from November 2023 to November 2024. The lease did not contain contingent payments. The rental income of the year was paid in advance by the tenant in December 2023.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s lease expense are as follows:

Six Months Ended
June 30, 2025
RMB

Operating lease cost	51,940
Short-term lease cost	-
Lease cost	51,940

Supplemental cash flow information related to its operating leases was as follows for the period ended June 30, 2025:

Cash paid for amounts included in the measurement of lease liabilities:

Six Months Ended
June 30, 2025
RMB
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash outflow from operating leases	-

Maturities of its lease liabilities for all operating leases are as follows as of June 30, 2025:

June 30,	Amount
2026	139,692
2027	139,692
2028	139,692
2029	139,692
Thereafter	-
Total operating lease payments	$558,768
Less: Interest	(62,266)
Present value of lease liabilities	496,502
Less: current portion, record in current liabilities	(110,903)
Present value of lease liabilities	385,599

The weighted average remaining lease terms and discount rates for all of its operating leases were as follows as of June 30, 2025:

June 30,
2025
Remaining lease term and discount rate:	RMB
Weighted average remaining lease term (years)	3.1
Weighted average discount rate	7.56%

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Loans Payable

Short-term bank loans

	June 30,	December 31,
	2025	2024
Rural Credit Union of Xushui District Loan 1	$1,815,998	$1,808,469
Rural Credit Union of Xushui District Loan 2	2,235,074	2,225,808
Bank of Cangzhou Loan 1	307,323	-
Bank of Cangzhou Loan 2	69,846	-
Bank of Cangzhou Loan 3	209,538	-
Industrial and Commercial Bank of China (“ICBC”) Loan 1	-	2,782
ICBC Loan 2	-	139,113
ICBC Loan 3	-	139,113
ICBC Loan 4	-	136,331
ICBC Loan 5	2,794	-
ICBC Loan 6	139,692	-
ICBC Loan 7	139,692	-
ICBC Loan 8	136,898	-

Total short-term bank loans	$5,056,855	$4,451,616

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $1,815,998 and $1,808,469 as of June 30, 2025 and December 31, 2024, respectively. The loan is secured by the equipment of Baoding Shengde as collateral for the benefit of the bank. The loan bears a fixed rate of 6% and will be due by December 23, 2025.

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $2,235,074 and $2,225,808 as of June 30, 2025 and December 31, 2024, respectively. The loan is secured by the equipment of Baoding Shengde as collateral for the benefit of the bank and guaranteed by a third party company. The loan bears a fixed rate of 6% and will be due by December 23, 2025.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $307,323 at a fixed interest rate of 5.5% per annum. The loan is guaranteed by Mr. Liu Zhenyong. The loan will be due by December 27, 2025.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $69,846 at a fixed interest rate of 5.5% per annum. The loan is secured by the Company’s manufacturing equipment and guaranteed by Mr. Liu Zhenyong. The loan will be due by December 27, 2025.

On March 10, 2025, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $209,538 at a fixed interest rate of 5.5% per annum. The loan is secured by the Company’s manufacturing equipment and guaranteed by Mr. Liu Zhenyong. The loan will be due by March 9, 2026.

On June 11, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $2,782 as of June 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 10, 2025.

On June 21, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $139,113 as of June 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan is was repaid on June 3, 2025.

On June 22, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $139,113 as of June 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 10, 2025.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 24, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $136,331 as of as of June 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 9, 2025.

On June 10, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,794 as of June 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 10, 2026.

On June 3, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,692 as of June 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 3, 2026.

On June 10, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,692 as of June 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 10, 2026.

On June 9, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $136,898 as of June 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 9, 2026.

As of June 30, 2025, there were guaranteed short-term borrowings of $2,821,781 and unsecured bank loans of $419,076. As of December 31, 2024, there were guaranteed short-term borrowings of $2,225,808 and unsecured bank loans of $417,339.

The average short-term borrowing rates for the three months ended June 30, 2025 and 2024 were approximately 5.72% and 4.45%, respectively. The average short-term borrowing rates for the six months ended June 30, 2025 and 2024 were approximately 5.73% and 4.46%, respectively.

Long-term loans

As of June 30, 2025 and December 31, 2024, long-term loans were $4,692,258 and $4,672,806, respectively.

	June 30,	December 31,
	2025	2024
Rural Credit Union of Xushui District Loan 1	$3,490,906	$3,476,434
Rural Credit Union of Xushui District Loan 2	1,201,352	1,196,372
Total	4,692,258	4,672,806
Less: Current portion of long-term loans	(3,574,721)	(3,559,902)
Long-term loans	$1,117,537	$1,112,904

As of June 30, 2025, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
Remainder of 2025	$3,574,721
2026 & after	1,117,537
Total	4,692,258

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of June 30, 2025 and December 31, 2024. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. Effective from December 3, 2024, the interest rate was reduced to 6% per annum. As of June 30, 2025 and December 31, 2024, the total outstanding loan balance was $3,490,906 and $3,476,434. Out of the total outstanding loan balance, current portion amounted was $2,652,753 and $2,641,756, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $838,153 and $834,678 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which is due in various installments from June 21, 2024 to December 5, 2026. The loan is guaranteed by an independent third party. Interest payment is due monthly and bears a rate of 7% per annum. Effective from December 3, 2024, the interest rate was reduced to 6% per annum. As of June 30, 2025 and December 31, 2024, total outstanding loan balance was $1,201,352 and $1,196,372, respectively. Out of the total outstanding loan balance, current portion amounted $921,968 and $918,146, which is presented as current liabilities and the remaining balance of $279,384 and $278,226 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended June 30, 2025 and 2024 were $143,971 and $211,551, respectively. Total interest expenses for the short-term bank loans and long-term loans for the six months ended June 30, 2025 and 2024 were $276,818 and $421,841, respectively.

(9) Related Party Transactions

Mr. Liu Zhenyong had loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Liu Zhenyong renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $358,078 and $356,594 of interest were outstanding to Mr. Liu Zhenyong, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

On December 10, 2014, Mr. Liu Zhenyong provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Liu Zhenyong, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2025 and December 31, 2024, approximately $41,908 and $41,734 of interest were outstanding to Mr. Liu Zhenyong, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Liu Zhenyong which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Liu Zhenyong. The loan would be originally due on July 12, 2018. Mr. Liu Zhenyong agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Liu Zhenyong, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of June 30, 2025 and December 31, 2024, the outstanding interest was $191,989 and $191,193, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2025 and December 31, 2024, total amount of loans due to Mr. Liu Zhenyong were $nil. The interest expense incurred for such related party loans were $nil for the three and six months ended June 30, 2025 and 2024. The net interest owed to Mr. Liu Zhenyong was approximately $305,868 and $304,600, as of June 30, 2025 and December 31, 2024, respectively, which was recorded in other payables and accrued liabilities.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Liu Zhenyong to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Liu Zhengyong in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the three and six months ended June 30, 2025 and 2024 were $nil.

As of June 30, 2025 and December 31, 2024, amount due to Mr. Liu Zhenyong was $119,974 and $1,242, respectively, which mainly represents funds from Mr. Liu Zhenyong to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Other payables and accrued liabilities

	June 30,	December 31,
	2025	2024
Accrued electricity	$114,403	$2,964
Accrued litigation costs	494,742	461,855
Value-added tax payable	213,494	21,868
Accrued interest to a related party	305,868	304,600
Payable for purchase of property, plant and equipment	10,756,269	10,711,678
Accrued commission to salesmen	14,978	3,877
Accrued bank loan interest	18,160	14,955
Others	135,202	24,193
Totals	$12,053,116	$11,545,990

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the June 30, 2025:

Six months ended
June 30, 2025
Expected term	0.03 - 2.75
Expected average volatility	85% - 238%
Expected dividend yield	-
Risk-free interest rate	0.13% - 4.28%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2025: Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2024	$5,651
Change in fair value of derivative liability	(5,348)
Balance at June 30, 2025	$303

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(12) Common Stock

Issuance of common stock to investors

On May 13, 2025, the Company entered into a securities purchase agreement with an institutional investor (the “Purchaser”), pursuant to which the Company agreed to sell and issue to the Purchaser, in a public offering that included certain additional other purchasers, an aggregate of 6,899,500 shares of common stock, par value $0.001, at a purchase price of $0.20 per share, for aggregate gross proceeds to the Company of approximately $1.4 million, before deducting the placement agent fees and estimated offering expenses payable by the Company.

(13) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $7.425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $7.425 per share and 352,000 May 2020 Warrants were outstanding as of June 30, 2025.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $5.5 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $5.5 per share. 1,207,492 January 2021 Warrants were outstanding as of June 30, 2025.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $7.5 and will expire on March 1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $7.5 per share and 1,457,143 March 2021 Warrants were outstanding as of June 30, 2025.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock warrant activities is as below:

	Six months ended June, 2025
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-	-
Exercised during the period	-	-
Cancelled or expired during the period	-	-
Outstanding and exercisable at end of the period	3,016,635	$6.6907

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2025:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
3,016,635	0.55	$6.6907	3,016,635	$6.6907

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of June 30, 2025 and December 31, 2024 are nil.

(14) Earnings Per Share

For the three months ended June 30, 2025 and 2024, basic and diluted net loss per share are calculated as follows:

	Three Months Ended June 30,
	2025	2024
Basic loss per share
Net loss for the period - numerator	$(1,951,826)	$(77,747)
Weighted average common stock outstanding - denominator	11,905,787	10,065,920

Net loss per share	$(0.16)	$(0.01)

Diluted loss per share
Net loss for the period- numerator	$(1,951,826)	$(77,747)
Weighted average common stock outstanding - denominator	11,905,787	10,065,920

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	11,905,787	10,065,920

Diluted loss per share	$(0.16)	$(0.01)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2025 and 2024, basic and diluted net loss per share are calculated as follows:

	Six Months Ended June 30,
	2025	2024
Basic loss per share
Net loss for the period - numerator	$(5,455,611)	$(3,824,283)
Weighted average common stock outstanding - denominator	11,905,787	10,065,920

Net loss per share	$(0.46)	$(0.38)

Diluted loss per share
Net loss for the period - numerator	$(5,455,611)	$(3,824,283)
Weighted average common stock outstanding - denominator	11,905,787	10,065,920

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	11,905,787	10,065,920

Diluted loss per share	$(0.46)	$(0.38)

(15) Income Taxes

United States

The Company may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the second quarter ended June 30, 2025, and management believes that its earnings are permanently invested in the PRC.

PRC

Dongfang Paper and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024
Provision for Income Taxes
Current Tax Provision U.S.	$45,991	$-
Current Tax Provision PRC	837	416,770
Deferred Tax Provision PRC	-	-
Total Income Tax Expenses (Benefits)	$46,828	$416,770

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provisions for income taxes for six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended
	June 30,
	2025	2024
Provision for Income Taxes
Current Tax Provision U.S.	$45,991	$36,793
Current Tax Provision PRC	837	416,770
Deferred Tax Provision PRC	-	-
Total Income Tax Expenses (Benefits)	$46,828	$453,563

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $568,358 and $62,499 for U.S. income tax purposes for the years ended December 31, 2024 and 2023, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of June 30, 2025, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, as of June 30, 2025 and December 31, 2024, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	June 30,	December 31,
	2025	2024
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$20,056,687	$18,875,162
Impairment of property, plant and equipment	579,173	602,139
Impairment of inventory	174,429	181,530
Provision for doubtful debts	233,621	446,064
Miscellaneous	266,807	247,969
Net operating loss carryover of PRC company	473,382	432,365
(Gain) Loss on asset disposal	(63,386)	(63,123)
Total deferred tax assets	21,720,713	20,722,106
Less: Valuation allowance	(21,720,713)	(20,722,106)
Total deferred tax assets, net	$-	-

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended June 30, 2025 and 2024, the effective income tax rate was estimated by the Company to be -2.5% and 122.9%, respectively.

	Three Months Ended June 30,
	2025	2024
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of tax and book difference	23.4%	(15.4)%
Change in valuation allowance	(50.9)%	113.3%

Effective income tax rate	(2.5)%	122.9%

During the six months ended June 30, 2025 and 2024, the effective income tax rate was estimated by the Company to be -0.9% and -13.5%, respectively.

	Six Months Ended
	June 30,
	2025	2024
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of tax and book difference	(7.4)%	(2.2)%
Change in valuation allowance	(8.5)%	(36.3)%

Effective income tax rate	(0.9)%	(13.5)%

As of June 30, 2025, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2025 and December 31, 2024, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and six months ended June 30, 2025 and 2024, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

All shares of common stock under the 2023 ISP, including shares originally authorized by equity holders and shares remaining for future issuance as of June 30, 2025, have been reserved.

(17) Commitments and Contingencies

Xushui Land Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30- year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $16,718 (RMB120,000). This lease is renewable at the end of the 30-year term.

June 30,	Amount
2026	16,763
2027	16,763
2028	16,763
2029	16,763
2030	16,763
Thereafter	25,145
Total operating lease payments	108,960

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $139,318 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of June 30, 2025.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital commitment

As of June 30, 2025, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $3,453,189 and $3,436,091 as of June 30, 2025 and December 31, 2024, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of June 30, 2025 and December 31, 2024, the Company guaranteed its long-term loan from financial institutions amounting to $4,330,456 (RMB31,000,000) that will mature at various times in 2028. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

Pending legal proceeding of Jie Ping

In November 2023, an individual plaintiff involved in a civil loan dispute filed a lawsuit against the defendants including Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper, at the Lianchi District People’s Court of Baoding City, China (the “PRC Court”). From December 2023 through 2024, the plaintiff sought property preservation measures, requesting the PRC Court to freeze totaling RMB6.70 million worth of bank deposits held by Jie Ping and Tengsheng Paper. Following this request, on the same day, the PRC Court issued a ruling to immediately freeze the RMB3.35 million worth of bank deposits of Jie Ping and Tengsheng Paper. On June 14, 2024, the PRC Court ordered the defendants to repay the principal of the loan in the amount of RMB3,320,000 to the plaintiff, and Tengsheng Paper was jointly liable for repayment. Accrued litigation costs of $463,778 was recorded as current liabilities of consolidated balance sheet as of June 30, 2025.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	June 30, 2025
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$24,794,641	$-	$-	$-	$-	$24,794,641
Gross profit	1,273,745	-	-	-	-	1,273,745
Depreciation and amortization	1,359,161	2,183,574	449	-	-	3,543,184
Interest income	950	219	24	14	-	1,207
Interest expense	79,104	-	61,256	3,611	-	143,971
Income tax expense	837	-	-	45,991	-	46,828
Net income (loss)	629,336	(2,218,151)	(76,027)	(286,984)	-	(1,951,826)

	Three Months Ended
	June 30, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$26,212,815	$36,973	$-	$-	$-	$26,249,788
Gross profit	3,228,326	36,973	-	-	-	3,265,299
Depreciation and amortization	893,311	2,096,538	391,246	-	-	3,381,095
Interest income	2,088	548	170	1	-	2,807
Interest expense	90,393	45,263	72,123	3,772	-	211,551
Income tax expense	416,770	-	-	-	-	416,770
Net income (loss)	2,202,788	(2,111,359)	(82,396)	(86,780)	-	(77,747)

	Six Months Ended
	June 30, 2025
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$35,691,907	-	-	-	-	35,691,907
Gross profit	1,357,831	-	-	-	-	1,357,831
Depreciation and amortization	2,720,610	4,369,523	449	-	-	7,090,582
Interest income	2,414	478	44	15	-	2,951
Interest expense	152,798	-	116,802	7,218	-	276,818
Income tax expense	837	-	-	45,991	-	46,828
Net loss	(418,771)	(4,414,021)	(141,336)	(481,483)	-	(5,455,611)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	June 30, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$33,039,614	74,015	-	-	-	33,113,629
Gross profit	3,590,661	73,751	-	-	-	3,664,412
Depreciation and amortization	1,882,583	4,197,079	783,221	-	-	6,862,883
Interest income	3,550	1,084	343	13	-	4,990
Interest expense	179,900	90,117	144,368	7,456	-	421,841
Income tax expense	416,770	-	-	36,793	-	453,563
Net income (loss)	1,068,547	(4,234,116)	(136,908)	(521,806)	-	(3,824,283)

	As of June 30, 2025
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise - wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$55,529,696	112,502,659	5,729,685	1,400,522	-	175,162,562

	As of December 31, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Total assets	$54,180,471	116,390,854	6,020,713	954,748	-	177,546,786

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three and months ended June 30, 2025 and 2024, the Company had no single customer contributed over 10% of total sales.

For the three months ended June 30, 2025, the Company had two major suppliers accounted for 74% and 17% of total purchases. For the three months ended June 30, 2024, the Company had three major suppliers accounted for 76%, 16% and 7% of total purchases.

For the six months ended June 30, 2025, the Company had two major suppliers accounted for 75% and 17% of total purchases. For the six months ended June 30, 2024, the Company had three major suppliers accounted for 76%, 16% and 7% of total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of June 30, 2025 and December 31, 2024. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 ($69,846) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of June 30, 2025 and December 31, 2024, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB51,146,683 ($7,144,789) as of June 30, 2025.

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

(22) Subsequent Event

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended June 30, 2025 and 2024 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue for the three months ended June 30, 2025 was $24,794,641, a decrease of $1,455,147, or 5.54%, from $26,249,788 for the same period in the previous year. This was mainly due to decreases in the sales volume of corrugating medium paper (“CMP”) and in the average selling prices (“ASP”) of CMP.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the three months ended June 30, 2025 was $24,794,641, representing a decrease of $1,418,174, or 5.41%, from $26,212,815 for the second quarter of 2024. The total volume of offset printing paper, CMP and tissue paper products sold during this period amounted to 74,188 tonnes, representing a decrease of 1,177 tonnes, or 1.56%, compared to the 75,365 tonnes sold during the comparable period in the previous year. Production of offset printing paper and tissue paper products was suspended from 2024 through the first half of 2025 and is expected to resume in the second half of 2025. The changes in revenue dollar amount and in quantity sold for the three months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Change in		Percentage Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	61,554	$20,652,429	62,813	$21,983,621	(1,259)	$(1,331,192)	(2.00)%	(6.06)%
Light-Weight CMP	12,634	$4,142,212	12,552	$4,229,194	82	$(86,982)	0.65%	(2.06)%
Total CMP	74,188	$24,794,641	75,365	$26,212,815	(1,177)	$(1,418,174)	(1.56)%	(5.41)%
Offset Printing Paper	-	$-	-	$-	-	$-	0.00%	0.00%
Tissue Paper Products	-	$-	-	$-	-	$-	0.00%	0.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	74,188	$24,794,641	75,365	$26,212,815	(1,177)	$(1,418,174)	(1.56)%	(5.41)%

Monthly sales revenue for the 24 months ended June 30, 2025, is summarized below:

The average selling prices (ASPs) for our main products in the three months ended June 30, 2025 and 2024 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light- Weight CMP ASP	Tissue Paper Products ASP
Three Months ended June 30, 2025	$-	$336	$328	$-
Three Months ended June 30, 2024	$-	$350	$337	$-
Decrease from comparable period in the previous year	$-	$(14)	$(9)	$-
Decrease by percentage	0.00%	(4.00)%	(2.67)%	0.00%

The following chart shows the month-by-month ASPs for the 24-month period ended June 30, 2025:

Corrugating Medium Paper

Revenue from CMP amounted to $24,794,641 (100.00% of the total offset printing paper, CMP and tissue paper product revenues) for the three months ended June 30, 2025, representing a decrease of $1,418,174, or 5.41%, from $26,212,815 for the comparable period in 2024.

We sold 74,188 tonnes of CMP in the three months ended June 30, 2025, compared to 75,365 tonnes for the same period in 2024, representing a 1.56% decrease in quantity sold.

The ASP for regular CMP decreased from $350/tonne for the three months ended June 30, 2024 to $336/tonne for the three months ended June 30, 2025, representing a 4.00% decrease. ASP in RMB for regular CMP for the second quarter of 2024 and 2025 was RMB2,488 and RMB2,409, respectively, representing a 3.18% decrease. The quantity of regular CMP sold decreased by 1,259 tonnes, from 62,813 tonnes in the second quarter of 2024 to 61,554 tonnes in the second quarter of 2025.

The ASP for light-weight CMP decreased from $337/tonne for the three months ended June 30, 2024 to $328/tonne for the three months ended June 30, 2025, representing a 2.67% decrease. ASP in RMB for light-weight CMP for the second quarter of 2024 and 2025 was RMB2,395 and RMB2,354, respectively, representing a 1.73% decrease. The quantity of light-weight CMP sold increased by 82 tonnes, from 12,552 tonnes in the second quarter of 2024, to 12,634 tonnes in the second quarter of 2025.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes per year. The utilization rates for the second quarter of 2025 and 2024 were 68.82% and 68.02%, respectively, representing an increase of 0.80%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended June 30, 2025 was $23,520,896, an increase of $536,408, or 2.33%, from $22,984,488 for the comparable period in 2024. This was mainly due to the increase in unit material cost of CMP, partially offset by the decrease in the sales quantity of regular CMP.

The cost of sales for CMP was $23,520,896 for the quarter ended June 30, 2025, as compared to $22,984,488 for the comparable period in 2024. The increase of $536,408 was mainly due to the increase in the average unit cost of sales of CMP, partially offset by the decrease in sales volume of regular CMP. The average cost of sales per tonne for CMP increased by 3.93%, from $305 in the second quarter of 2024 to $317 in the second quarter of 2025. This increase was mainly attributable to higher average unit purchase costs (net of applicable value-added tax) of recycled paper board in the second quarter of 2025 compared to the second quarter of 2024. Changes in cost of sales and cost per tonne by product for the quarters ended June 30, 2025 and 2024 is summarized below:

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$19,597,979		$318	$19,297,669		$307	$300,310		$11	1.56%	3.58%
Light-Weight CMP	$3,922,917		$311	$3,686,819		$294	$236,098		$17	6.40%	5.78%
Total CMP	$23,520,896		$317	$22,984,488		$305	$536,408		$12	2.33%	3.93%
Offset Printing Paper	$-		$-	$-		$-	$-		$-	0.00%	0.00%
Tissue Paper Products	$-		$-	$-		$-	$-		$-	0.00%	0.00%
Total CMP, Offset Printing Paper and Tissue Paper	$23,520,896	$	n/a	$22,984,488	$	n/a	$536,408	$	n/a	2.33%	n/a

Our average unit purchase cost (net of applicable value-added tax) of recycled paper board in the three months ended June 30, 2025 was RMB 1,250/tonne (approximately $174/tonne), compared to RMB 1,167/tonne (approximately $164/tonne) for the three months ended June 30, 2024. These changes (in US dollars) represent a year-over-year increase of 6.10% for recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, whose pricing tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to that of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from July 2023 to June 2025 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 5% and 15.1% of total sales in the second quarter of 2025, respectively, compared to 5% and 12.9% of total sales in the second quarter of 2024. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended June 30, 2025 is summarized as follows:

Gross Profit

Gross profit for the three months ended June 30, 2025 was $1,273,745 (representing 5.14% of total revenue), representing a decrease of $1,991,555, or 60.99%, from the gross profit of $3,265,300 (representing 12.44% of total revenue) for the three months ended June 30, 2024, as a result of the factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended June 30, 2025 was $1,273,745, representing a decrease of $1,954,582, or 60.54%, from the gross profit of $3,228,327 for the three months ended June 30, 2024. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 7.18 percentage points, from 12.32% for the three months ended June 30, 2024, to 5.14% for the three months ended June 30, 2025.

The gross profit margin for regular CMP for the three months ended June 30, 2025 was 5.11%, or 7.11 percentage points lower, compared to gross profit margin of 12.22% for the three months ended June 30, 2024. This decrease was mainly due to decreased ASP of regular CMP and increased unit cost of sales in the second quarter of 2025.

The gross profit margin for light-weight CMP for the three months ended June 30, 2025 was 5.29%, or 7.53 percentage points lower, compared to the gross profit margin of 12.82% for the three months ended June 30, 2024. Such decrease was mainly due to the decrease in ASP of light-weight CMP and the increase in unit cost of sales in the second quarter of 2025.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended June 30, 2025 are as follows:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 were $3,036,775, an increase of $319,227, or 11.75% from $2,717,548 for the three months ended June 30, 2024. The increase was mainly due to increased depreciation of idle fixed assets.

(Loss) Income from Operations

Operating loss for the quarter ended June 30, 2025 was $1,763,030, a decrease of $2,310,782, or 421.87%, from income from operations of $547,752 for the quarter ended June 30, 2024. The decrease was primarily due to the decline in gross profit and the increase in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the three months ended June 30, 2025 decreased by $67,580, from $211,551 for the three months ended June 30, 2024, to $143,971. The Company had short-term and long-term interest-bearing loans that aggregated $9,749,113 as of June 30, 2025, as compared to $12,149,914 as of June 30, 2024.

Gain on Derivative Liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires that we assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in fair market value as other income or expense item. The change in fair value of derivative liability for the three months ended June 30, 2025 and 2024 was a gain of $795 and $15, respectively.

Net Loss

As a result of the above factors, net loss was $1,951,826 for the quarter ended June 30, 2025, representing a decrease of $1,874,079, or 2410.48%, from $77,747 for the quarter ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue for the six months ended June 30, 2025 was $35,691,907, representing an increase of $2,578,278, or 7.79%, from $33,113,629 for the same period in the previous year. This was mainly due to the increase in sales volume of CMP, partially offset by decreased ASPs of CMP products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the six months ended June 30, 2025 was $35,691,907, an increase of $2,652,292, or 8.03%, from $33,039,615 for the six months ended June 30, 2024. This was mainly due to the increase in sales volume of CMP, partially offset by the decrease in ASPs of CMP. The total quantities of offset printing paper, CMP and tissue paper products sold during the six months ended June 30, 2025 amounted to 105,795 tonnes, an increase of 11,761 tonnes, or 12.51%, compared to 94,034 tonnes sold during the six months ended June 30, 2024. Production of offset printing paper and tissue paper products was suspended from 2024 through the first half of 2025 and is expected to resume in the second half of 2025. The changes in revenue and quantity sold for the six months ended June 30, 2025 and 2024 is summarized as follows:

	Six Months Ended		Six Months Ended				Percentage
	June 30, 2025		June 30, 2024		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	88,316	$29,930,545	78,452	$27,734,222	9,864	$2,196,323	12.57%	7.92%
Light-Weight CMP	17,479	$5,761,362	15,582	$5,305,393	1,897	$455,969	12.17%	8.59%
Total CMP	105,795	$35,691,907	94,034	$33,039,615	11,761	$2,652,292	12.51%	8.03%
Offset Printing Paper	-	$-	-	$-	-	$-	0.00%	0.00%
Tissue Paper Products	-	$-	-	$-	-	$-	0.00%	0.00%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	105,795	$35,691,907	94,034	$33,039,615	11,761	$2,652,292	12.51%	8.03%

ASPs for our main products in the six-month period ended June 30, 2025 and 2024 is summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light- Weight CMP ASP	Tissue Paper Products ASP
Six Months Ended June 30, 2025	$-	$339	$330	$-
Six Months Ended June 30, 2024	$-	$354	$340	$-
Decrease from comparable period in the previous year	$-	$(15)	$(10)	$-
Decrease by percentage	-%	(4.24)%	(2.94)%	-%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the six months ended June 30, 2025 was $34,334,076, an increase of $4,885,123, or 16.59%, from $29,448,953 for the six months ended June 30, 2024. This was mainly due to the increase in sales volume and the increase in unit material costs of CMP.

The cost of sales for CMP was $34,334,076 for the six months ended June 30, 2025, compared to $29,448,953 in the same period of 2024. The increase of $4,885,123 for CMP was mainly due to the increase in quantities of CMP sold and in the average cost of sales in the first six months of 2025. The average cost of sales per tonne for CMP increased by 3.83%, from $313 for the six months ended June 30, 2024, to $325 in the same period of 2025. Changes in cost of sales and cost per tonne by product for the six months ended June 30, 2025 and 2024 are summarized below:

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024			Change in			Change in percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$28,741,566		$325	$24,721,681		$315	$4,019,885		$10	16.26%	3.17%
Light-Weight CMP	$5,592,510		$320	$4,727,272		$303	$865,238		$17	18.30%	5.61%
Total CMP	$34,334,076		$325	$29,448,953		$313	$4,885,123		$12	16.59%	3.83%
Offset Printing Paper	$-		$-	$-		$-	$-		$-	-%	-%
Tissue Paper Products	$-		$-	$-		$-	$-		$-	-%	-%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$34,334,076	$	n/a	$29,448,953	$	n/a	$4,885,123	$	n/a	16.59%	n/a %

Gross Profit

Gross profit for the six months ended June 30, 2025 was $1,357,831 (representing 3.80% of total revenue), representing a decrease of $2,306,582, or 62.95%, from $3,664,413 (representing 11.07% of total revenue) for the six months ended June 30, 2024. The decrease was mainly due to the decline in ASPs of CMP and increased unit cost of materials, partially offset by the increase in sales volume of CMP.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the six months ended June 30, 2025 was $1,357,831, a decrease of $2,232,831, or 62.18%, from the gross profit of $3,590,662 for the six months ended June 30, 2024. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 7.07 percentage points, from 10.87% for the six months ended June 30, 2024, to 3.80% for the six months ended June 30, 2025.

The gross profit margin for regular CMP for the six months ended June 30, 2025 was 3.97%, or 6.89 percentage points lower, as compared to the gross profit margin of 10.86% for the six months ended June 30, 2024. This decrease was primarily due to the decrease in ASP and the increase in material costs of regular CMP.

The gross profit margin for light-weight CMP for the six months ended June 30, 2025 was 2.93%, or 7.97 percentage points lower, compared to the gross profit margin of 10.90% for the six months ended June 30, 2024. This decrease was primarily due to the decrease in ASP and the increase in material costs of light-weight CMP.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 were $6,498,096, a decrease of $120,235, or 1.82% from $6,618,331 for the six months ended June 30, 2024. The decrease was mainly due to lower manpower costs and reduced depreciation of idle fixed assets during the production suspension.

Loss from Operations

Operating loss for the six months ended June 30, 2025 was $5,140,265, a decrease of $2,186,347, or 74.02%, from $2,953,918 for the six months ended June 30, 2024. The decrease was primarily due to the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the six months ended June 30, 2025 decreased by $145,023, from $421,841 for the six months ended June 30, 2024, to $276,818. The Company had short-term and long-term interest-bearing loans that aggregated $9,749,113 as of June 30, 2025, as compared to $12,149,914 as of June 30, 2024.

Gain on Derivative Liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires that we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the six months ended June 30, 2025 and 2024 was a gain of $5,348 and $49, respectively.

Net Loss

As a result of the above, net loss was $5,455,611 for the six months ended June 30, 2025, representing a decrease of $1,631,328, or 42.66%, from $3,824,283 for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had current assets of $32,644,518 (including a VAT（“Value-Added Tax”） recoverable of Tengsheng Paper in the amount of $13,209,135), and current liabilities of $21,341,552, resulting in a working capital of $11,302,966. However, the production of Baoding Shende was suspended in 2024 and the first half of 2025, rendering the related VAT unrecoverable in the short term. Net working capital excluding VAT recoverable as of June 30, 2025 was a working capital deficit of $1,906,169. Baoding Shengde and Tengsheng Paper have incurred losses, raising doubt about these subsidiaries’ ability to continue as going concerns. The main reasons for these losses were high depreciation costs, decreased market demand, and elevated material costs. Our future sustainability depends on our ability to generate cash from our operational endeavors and secure additional capital to fund ongoing activities. Should we fail to secure necessary funding, we may be unable to realize our assets and discharge our liabilities in the normal course of business.

To address these challenges, we plan to optimize our raw material structure and stabilize manufacturing capacity utilization, which will help to reduce procurement and production costs. Additionally, we are actively exploring new products and adjusting pricing strategies in a timely manner to secure a larger market share.

Furthermore, we will maintain rigorous control over inventory, working capital, and cash flow to mitigate financial risks. We will also strategically utilize financing quotas from the capital markets to ensure the smooth and healthy operation of the company.

Our continued existence as a going concern depends on the successful implementation of our business plan. This includes increasing market acceptance of our products to boost sales volume and achieve economies of scale, while deploying more effective marketing strategies and cost control measures to better manage the operating cash flow position.

Accounts Receivable

Net accounts receivable increased by $1,553,431, or 540.18%, to $1,841,007 as of June 30, 2025, compared with $287,576 as of December 31, 2024. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 74.7% of the total inventory value as of June 30, 2025), semi-finished goods and finished goods. As of June 30, 2025, the recorded value of inventory increased by 116.6% to $5,094,810 from $2,351,876 as of December 31, 2024. As of June 30, 2025, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $3,688,955, approximately $2,335,412, or 172.54%, higher than the balance as of December 31, 2024. In May and June 2025, we increased our procurement volume of recycled paper board in anticipation of rising purchase prices and to prepare for expanded production output as planned for the upcoming quarter.

A summary of changes in major inventory items is as follows:

	June 30,	December 31,
	2025	2024	$ Change	% Change
Raw Materials
Recycled paper board	$3,688,955	$1,353,543	2,335,412	172.5%
Recycled white scrap paper	10,534	10,491	43	0.4%
Tissue base paper	20,914	20,827	87	0.4%
Gas	69,719	16,334	53,385	326.8%
Mask fabric and other raw materials	133,072	111,521	21,551	19.3%
Total Raw Materials	3,923,194	1,512,716	2,410,478	159.3%

Semi-finished Goods	297,024	295,792	1,232	0.4%
Finished Goods	1,572,213	1,269,487	302,726	23.8%
Total inventory, gross	5,792,431	3,077,995	2,714,436	88.2%
Inventory reserve	(697,621)	(726,119)	28,498	(3.9)%
Total inventory, net	$5,094,810	$2,351,876	2,742,934	116.6%

Renewal of Operating Lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building, essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for their original use for a term of up to three years, with an annual rental payment of approximately $139,318 (RMB1,000,000). The lease agreement was renewed in August 2022 with a six-year term with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment

On May 5, 2020, the Company announced the planned commercial launch of a new tissue paper production line PM10 and signed an agreement to purchase a paper machine from a supplier. The new tissue paper production line is expected to be launched after the completion of trial runs.

As of June 30, 2025, we had approximately $3.5 million in capital expenditure commitments mainly related to the purchase of the PM 10 paper machine. The infrastructure work for PM10 is complete, while work on related ancillary facilities is ongoing. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of June 30, 2025 totaled $7,509,355, an increase of $558,779 from $6,950,576 as of December 31, 2024. The increase in cash and cash equivalents for the six months ended June 30, 2025 was attributable to several factors including:

i. Net cash provided by operating activities

Net cash used in operating activities was $1,111,313 for the six months ended June 30, 2025. The balance represented a decrease in cash of $2,457,650, or 182.54%, compared to net cash provided by operating activities of $1,346,337 for the six months ended June 30, 2024. Net loss for the six months ended June 30, 2025 was $5,455,611, representing a decrease of $1,631,328, or 42.66%, from $3,824,283 for the six months ended June 30, 2024. Changes in various asset and liability account balances during the six months ended June 30, 2025 also contributed to the net change in cash from operating activities in six months ended June 30, 2025. Chief among such changes were an increase in accounts receivable of $1,579,675 during the six months of 2025, an increase of $2,694,397 in the ending inventory balance as of June 30, 2025 (a decrease to net cash for the six months ended June 30, 2025 cash flow purposes), non-cash expenses for depreciation and amortization of $7,090,582, a decrease of $860,449 in prepayment and other current assets (an increase to net cash) and a net increase of $816,287 in other payables and accrued liabilities and related parties (an increase to net cash), and a decrease in income tax payable of $81,025 (a decrease to net cash) during the six months ended June 30, 2025.

ii. Net cash used in investing activities

We incurred $29,896 in net cash expenditures for purchases of property, plant and equipment during the six months ended June 30, 2025, as compared to $62,640 for the same period in 2024.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $1,648,262 for the six months ended June 30, 2025, compared to $422,096 for the same period in 2024. The cash inflow was mainly attributable to proceeds from the issuance of common stock in May 2025 and from short term bank loans.

Short-term Bank Loans

	June 30,	December 31,
	2025	2024
Rural Credit Union of Xushui District Loan 1	$1,815,998	$1,808,469
Rural Credit Union of Xushui District Loan 2	2,235,074	2,225,808
Bank of Cangzhou Loan 1	307,323	-
Bank of Cangzhou Loan 2	69,846	-
Bank of Cangzhou Loan 3	209,538	-
Industrial and Commercial Bank of China (“ICBC”) Loan 1	-	2,782
ICBC Loan 2	-	139,113
ICBC Loan 3	-	139,113
ICBC Loan 4	-	136,331
ICBC Loan 5	2,794	-
ICBC Loan 6	139,692	-
ICBC Loan 7	139,692	-
ICBC Loan 8	136,898	-

Total short-term bank loans	$5,056,855	$4,451,616

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $1,815,998 and $1,808,469 as of June 30, 2025 and December 31, 2024, respectively. The loan is secured by the equipment of Baoding Shengde as collateral for the benefit of the bank. The loan bears a fixed rate of 6% and will be due by December 23, 2025.

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $2,235,074 and $2,225,808 as of June 30, 2025 and December 31, 2024, respectively. The loan is secured by the equipment of Baoding Shengde as collateral for the benefit of the bank and guaranteed by a third party company. The loan bears a fixed rate of 6% and will be due by December 23, 2025.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $307,323 at a fixed interest rate of 5.5% per annum. The loan is guaranteed by Mr. Liu Zhenyong. The loan will be due by December 27, 2025.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $69,846 at a fixed interest rate of 5.5% per annum. The loan is secured by the Company’s manufacturing equipment and guaranteed by Mr. Liu Zhenyong. The loan will be due by December 27, 2025.

On March 10, 2025, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $209,538 at a fixed interest rate of 5.5% per annum. The loan is secured by the Company’s manufacturing equipment and guaranteed by Mr. Liu Zhenyong. The loan will be due by March 9, 2026.

On June 11, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $2,782 as of June 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 10, 2025.

On June 21, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $ nil and $139,113 as of June 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 3, 2025.

On June 22, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $ nil and $139,113 as of June 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 10, 2025.

On June 24, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $ nil and $136,331 as of as of June 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 9, 2025.

On June 10, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,794 as of June 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 10, 2026.

On June 3, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,692 as of June 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 3, 2026.

On June 10, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $139,692 as of June 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 10, 2026.

On June 9, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $136,898 as of June 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 9, 2026.

As of June 30, 2025, guaranteed short-term borrowings totaled $2,821,781, and unsecured bank loans were $419,076. As of December 31, 2024, these figures were $2,225,808 and $417,339, respectively.

The average short-term borrowing rates for the three months ended June 30, 2025 and 2024 were approximately 5.72% and 4.45%, respectively. For the six months ended June 30, 2025 and 2024, the rates were approximately 5.73% and 4.46%, respectively.

Long-term Loans

As of June 30, 2025 and December 31, 2024, long-term loans were $4,692,258 and $4,672,806, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for an additional five years to mature in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another three years, now due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with a net book value of $nil as of June 30, 2025 and December 31, 2024. Interest payment is due monthly and originally bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. Effective from December 3, 2024, the interest rate was further reduced to 6% per annum. As of June 30, 2025 and December 31, 2024, the total outstanding loan balance was $3,490,906 and $3,476,434. Out of the total outstanding loan balance, current portion amounted was $2,652,753 and $2,641,756, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $838,153 and $834,678 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of three years, due in various installments from June 21, 2024 to December 5, 2026. The loan is guaranteed by an independent third party. Interest payment is due monthly and bears a rate of 7% per annum. Effective from December 3, 2024, the interest rate was reduced to 6% per annum. As of June 30, 2025 and December 31, 2024, total outstanding loan balance was $1,201,352 and $1,196,372, respectively. Out of the total outstanding loan balance, current portion amounted $921,968 and $918,146, which is presented as current liabilities and the remaining balance of $279,384 and $278,226 is presented as non-current liabilities in the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

Total interest expense for short-term and long-term loans for the three months ended June 30, 2025 and 2024 was $143,971 and $211,551, respectively. For the six months ended June 30, 2025 and 2024, it was $276,818 and $421,841, respectively.

Shareholder Loans

Mr. Liu Zhenyong had loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Liu Zhenyong renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $358,078 and $356,594 of interest were outstanding to Mr. Liu Zhenyong, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.

On December 10, 2014, Mr. Liu Zhenyong provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Liu Zhenyong, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of June 30, 2025 and December 31, 2024, approximately $41,908 and $41,734 of interest were outstanding to Mr. Liu Zhenyong, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Liu Zhenyong which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Liu Zhenyong. The loan would be originally due on July 12, 2018. Mr. Liu Zhenyong agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Liu Zhenyong, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of June 30, 2025 and December 31, 2024, the outstanding interest was $191,989 and $191,193, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

As of June 30, 2025 and December 31, 2024, there were no loans outstanding to Mr. Liu Zhenyong . The interest expense incurred for such related party loans was $nil for the three and six months ended June 30, 2025 and 2024. Net interest owed to Mr. Liu Zhenyong was approximately $305,868 and $304,600, as of June 30, 2025 and December 31, 2024, respectively, which was recorded in other payables and accrued liabilities.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Liu, allowing him to borrow a total of $7,059,455 (RMB50,000,000) from the Company. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Liu Zhengyong in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the three and six months ended June 30, 2025 and 2024 were $nil.

As of June 30, 2025 and December 31, 2024, amount due to Mr. Liu Zhenyong were $119,974 and $1,242, respectively, . This mainly represents funds from Mr. Liu Zhenyong to pay for various expenses incurred in the U.S. The amount is due on demand and is interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the six months ended June 30, 2025 and 2024, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of June 30, 2025 and December 31, 2024 to translate the Chinese RMB to the U.S. Dollars are 7.1586:1 and 7.1884:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 7.1778:1 and 7.1074:1 for the six months ended June 30, 2025 and 2024, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,330,456 (RMB31,000,000), which matures at various times in 2028. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate for better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

IT TECH PACKAGING, INC.

Date: August 14, 2025	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer (Principal Financial Officer)