Form 10-Q
period 2025-09-30
IT TECH PACKAGING, INC.
filed 2025-11-13
CIK 1358190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, there were 16,965,420 shares of the registrant’s common stock, par value $0.001, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets
Cash and bank balances	$8,072,936	$5,916,373
Restricted cash	1,046,771	1,034,203
Accounts receivable (net of allowance for doubtful accounts of $90,225 and $53,111 as of September 30, 2025 and December 31, 2024, respectively)	2,079,190	287,576
Inventories	3,899,571	2,351,876
Prepayments and other current assets	19,650,854	17,951,267
Due from related parties	1,015,043	920,008

Total current assets	35,764,365	28,461,303

Prepayment on property, plant and equipment	8,444	-
Operating lease right-of-use assets, net	347,477	421,868
Property, plant, and equipment, net	137,903,414	146,911,883
Value-added tax recoverable	1,674,492	1,751,732
Deferred tax asset non-current	-	-

Total Assets	$175,698,192	$177,546,786

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term bank loans	$5,094,645	$4,451,616
Current portion of long-term loans	-	3,559,902
Lease liability	113,786	245,604
Accounts payable	-	1
Advance from customers	11,911	11,773
Due to related parties	374,565	43,468
Accrued payroll and employee benefits	369,886	207,508
Other payables and accrued liabilities	12,393,873	11,545,990
Income taxes payable	308,636	80,905

Total current liabilities	18,667,302	20,146,767

Long-term loans	4,727,324	1,112,904
Lease liability - non-current	254,030	231,147
Derivative liability	-	5,651

Total liabilities (including amounts of the consolidated VIE without recourse to the Company of $18,629,300 and $16,976,765 as of September 30, 2025 and December 31, 2024, respectively)	23,648,656	21,496,469

Commitments and Contingencies

Stockholders’ Equity
Common stock $0.001 par value per share; Authorized: 50,000,000 shares; Issued and outstanding: 16,965,420 shares as of September 30, 2025 and 10,065,920 shares as of December 31, 2024, respectively.	16,965	10,066
Additional paid-in capital	90,228,996	89,172,771
Statutory earnings reserve	6,080,574	6,080,574
Accumulated other comprehensive loss	(11,159,033)	(12,998,986)
Retained earnings	66,882,034	73,785,892

Total stockholders’ equity	152,049,536	156,050,317

Total Liabilities and Stockholders’ Equity	$175,698,192	$177,546,786

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$25,601,344	$25,081,500	$61,293,251	$58,195,129

Cost of sales	(23,579,498)	(23,164,119)	(57,913,574)	(52,613,335)

Gross Profit	2,021,846	1,917,381	3,379,677	5,581,794

Selling, general and administrative expenses	(3,018,187)	(3,381,502)	(9,516,283)	(9,999,833)
Gain on impairment of assets	3,709	-	3,709	-

Loss from Operations	(992,632)	(1,464,121)	(6,132,897)	(4,418,039)

Other Income (Expense):
Interest income	1,146	7,313	4,098	12,303
Interest expense	(150,702)	(171,430)	(427,520)	(593,271)
Gain on derivative liability	303	2	5,651	51

Loss before Income Taxes	(1,141,885)	(1,628,236)	(6,550,668)	(4,998,956)

Income Tax Expenses	(306,362)	(345,710)	(353,190)	(799,273)

Net Loss	(1,448,247)	(1,973,946)	(6,903,858)	(5,798,229)

Other Comprehensive Income
Foreign currency translation adjustment	1,180,212	2,843,180	1,839,953	1,785,411

Total Comprehensive (Loss) Income	$(268,035)	$869,234	$(5,063,905)	$(4,012,818)

Losses Per Share:

Basic and Diluted Losses per Share	$(0.11)	$(0.20)	$(0.51)	$(0.58)

Outstanding – Basic and Diluted	13,617,133	10,065,920	13,617,133	10,065,920

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$(6,903,858)	$(5,798,229)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,664,999	10,346,181
Gain on derivative liability	(5,651)	(51)
Gain from disposal and impairment of property, plant and equipment	(3,709)	-
(Recovery from) Allowance for bad debts	(26,677)	30,262
Allowances for inventories, net	(31,522)	(2,951)
Deferred tax	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,811,293)	(1,160,996)
Prepayments and other current assets	(1,319,298)	(122,747)
Inventories	(1,477,521)	(2,108,280)
Accounts payable	(1)	(4,979)
Advance from customers	-	(99,219)
Related parties	245,948	(365,452)
Accrued payroll and employee benefits	158,777	121,000
Other payables and accrued liabilities	673,142	1,651,302
Income taxes payable	225,114	345,270
Net Cash Provided by Operating Activities	388,450	2,831,111

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(29,977)	(315,152)
Proceeds from sale of property, plant and equipment	4,191	-

Net Cash Used in Investing Activities	(25,786)	(315,152)

Cash Flows from Financing Activities:
Proceeds from issuance of shares and warrants, net	1,063,124	-
Proceeds from short term bank loans	5,057,067	845,082
Proceeds from long term loans	4,692,455	-
Repayment of bank loans	(9,162,791)	(2,957,788)

Net Cash Provided by (Used in) Financing Activities	1,649,855	(2,112,706)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	156,612	97,740

Net Increase in Cash and Cash Equivalents	2,169,131	500,993

Cash, Cash Equivalents and Restricted Cash - Beginning of Period	6,950,576	4,391,921

Cash, Cash Equivalents and Restricted Cash - End of Period	$9,119,707	$4,892,914

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of capitalized interest cost	$434,714	$382,493
Cash paid for income taxes	$128,076	$454,003

Cash and bank balances	8,072,936	4,414,848
Restricted cash	1,046,771	478,066
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	9,119,707	4,892,914

See accompanying notes to condensed consolidated financial statements.

IT TECH PACKAGING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

					Accumulated
			Additional	Statutory	Other
	Common Stock		Paid-in	Earnings	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income (loss)	Earnings	Total
Balance at December 31, 2023	10,065,920	$10,066	$89,172,771	$6,080,574	$(10,555,534)	$83,628,986	$168,336,863
Foreign currency translation adjustment					1,785,411		1,785,411
Net loss						(5,798,229)	(5,798,229)
Balance at September 30, 2024	10,065,920	$10,066	$89,172,771	$6,080,574	$(8,770,123)	$77,830,757	$164,324,045

Balance at December 31, 2024	10,065,920	$10,066	$89,172,771	$6,080,574	$(12,998,986)	$73,785,892	$156,050,317
Issuance of shares to institutional investor	6,899,500	6,899	1,056,225				1,063,124
Foreign currency translation adjustment					1,839,953		1,839,953
Net loss						(6,903,858)	(6,903,858)
Balance at September 30, 2025	16,965,420	$16,965	$90,228,996	$6,080,574	$(11,159,033)	$66,882,034	$152,049,536

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has no direct equity interest in Dongfang Paper. However, through the Contractual Agreements described above, the Company is found to be the primary beneficiary (the “Primary Beneficiary”) of Dongfang Paper and is deemed to have the effective control over Dongfang Paper’s activities that most significantly affect its economic performance, resulting in Dongfang Paper and its subsidiary, being treated as a controlled variable interest entity of the Company in accordance with Topic 810 - Consolidation of the Accounting Standards Codification (the “ASC”) issued by the Financial Accounting Standard Board (the “FASB”). The revenue generated from Dongfang Paper and Tengsheng Paper for the three and nine months ended September 30, 2025 and 2024 was accounted for 100% of the Company’s total revenue. Dongfang Paper and Tengsheng Paper also accounted for 96.09% and 96.07% of the total assets of the Company as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, details of the Company’s subsidiaries and variable interest entities are as follows:

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has aggregated the financial information of Dongfang Paper in the table below. The aggregate carrying value of Dongfang Paper’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 are as follows:

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

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets
Cash and bank balances	$7,049,454	$5,850,910
Restricted cash	1,046,771	1,034,203
Accounts receivable	2,079,190	287,576
Inventories	3,899,571	2,351,876
Prepayments and other current assets	19,590,642	17,922,229
Due from related parties		-

Total current assets	33,665,628	27,446,794

Prepayment on property, plant and equipment	8,444	-
Operating lease right-of-use assets, net	347,477	421,868
Property, plant, and equipment, net	134,800,288	142,702,663
Deferred tax asset non-current	-	-

Total Assets	$168,821,837	$170,571,325

LIABILITIES

Current Liabilities
Short-term bank loans	$591,091	$-
Current portion of long-term loans	-	3,559,902
Lease liability	113,786	245,604
Accounts payable	-	-
Advance from customers	11,911	11,773
Due to related parties	26,550	26,244
Accrued payroll and employee benefits	315,006	172,239
Other payables and accrued liabilities	12,280,966	11,536,047
Income taxes payable	308,636	80,905

Total current liabilities	13,647,946	15,632,714

Long-term loans	4,727,324	1,112,904
Lease liability - non-current	254,030	231,147

Total liabilities	$18,629,300	$16,976,765

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2025 and the results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any future period.

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

Liquidity and Going Concern

As of September 30, 2025, the Company had current assets of $35,764,365 (including a VAT （“Value Added Tax”）recoverable of Tengsheng Paper in amount of $13,307,848), and current liabilities of $18,667,302, resulting in a working capital of $17,097,063. However, production of Tengsheng Paper has been suspended in 2024 and the nine months ended September 30, 2025, rendering related VAT unrecoverable in the short term. Net working capital excluding VAT recoverable as of September 30, 2025 was a working capital of $3,789,215. Baoding Shengde and Tengsheng Paper have incurred loss that there is doubt about these subsidiaries ability to continue as going concerns. The main reason of losses was due to high depreciation costs, decreased market demand, and elevated material costs. Therefore, there was a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business as of September 30, 2025.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts that the Company could realize in a current market exchange. As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s short term financial instruments, such as cash and cash equivalents, accounts receivable, accounts and short-term bank loans and balance due to a related party, approximate at their fair values because of the short maturity of these instruments; while loans from credit union and loans from a related party approximate at their fair value as the interest rates thereon are close to the market rates of interest published by the People’s Bank of China.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Restricted Cash

Restricted cash of $1,046,771 and $1,034,203 as of September 30, 2025 and December 31, 2024 was presented for the cash deposited mainly at the Industrial and Commercial Bank of China of Tengsheng Paper. The deposits were restricted due to the legal proceeding against Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper.

(4) Inventories

Raw materials inventory includes mainly recycled paper board and recycled white scrap paper. Finished goods include mainly products of corrugating medium paper, offset printing paper and tissue paper products. Inventories consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Raw Materials
Recycled paper board	$2,630,267	$1,353,543
Recycled white scrap paper	10,613	10,491
Gas	50,683	16,334
Base paper and other raw materials	177,095	132,348
	2,868,658	1,512,716
Semi-finished Goods	299,243	295,792
Finished Goods	1,434,505	1,269,487
Total inventory, gross	4,602,406	3,077,995
Inventory reserve	(702,835)	(726,119)
Total inventory, net	$3,899,571	$2,351,876

The movement of inventory reserve was as follows:

	Nine Months Ended September 30,
	2025	2024

Balance at beginning of year	$726,119	$2,959
Additional charge (written off), net	(31,522)	(2,951)
Foreign currency translation difference	8,238	(8)

Balance at the end of year	$702,835	$-

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) Prepayments and other current assets

Prepayments and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Prepayment for purchase of materials	$6,839,665	$5,634,870
Value-added tax recoverable	13,307,848	13,154,375
Prepayment for utilities	237,187	14,096
Prepaid land lease	62,973	-
Others	10,453	8,527
Allowance for doubtful accounts	(807,272)	(860,601)
	$19,650,854	$17,951,267

The movement of allowance for doubtful accounts was as follows:

	Nine Months Ended September 30,
	2025	2024

Balance at beginning of year	$860,601	$-
Additional charge (written off), net	(62,903)	7,042
Foreign currency translation difference	9,574	93

Balance at the end of year	$807,272	$7,135

(6) Property, plant and equipment, net

As of September 30, 2025 and December 31, 2024, property, plant and equipment consisted of the following:

	September 30,	December 31,
	2025	2024

Land use rights	$81,243,077	$80,306,144
Building and improvements	67,357,592	66,580,793
Machinery and equipment	158,001,509	156,179,361
Vehicles	334,878	343,088
Totals	306,937,056	303,409,386
Less: accumulated depreciation and amortization	(169,033,642)	(156,497,503)
Property, Plant and Equipment, net	$137,903,414	$146,911,883

As of September 30, 2025 and December 31, 2024, land use rights represented twenty four parcels of state-owned lands located in Xushui District and Wei County of Hebei Province in China, with lease terms of 50 years expiring in 2061 and 2068, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2025 and December 31, 2024, certain property, plant and equipment of Dongfang Paper with net values of $nil, have been pledged pursuant to a long-term loan from credit union of Dongfang Paper. Certain property, plant and equipment of Baoding Shengde with net value of $2,282,024 and $3,407,848, respectively, as of September 30, 2025 and December 31, 2024, have been pledged pursuant two short-term loans from credit union of Baoding Shengde. Certain property, plant and equipment of Dongfang Paper with net values of $132,208 was pledged for a short-term loan from Bank of Cangzhou. Certain property, plant and equipment of Dongfang Paper with net values of $222,500 was pledged for another short-term loan from Bank of Cangzhou. See “Short-term bank loans” under Note (8), Loans Payable, for details of the transaction and asset collaterals.

Depreciation and amortization of property, plant and equipment was $3,574,417 and $3,483,298 for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization of property, plant and equipment was $10,664,999 and $10,346,181 for the nine months ended September 30, 2025 and 2024, respectively.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of the Company’s lease expense are as follows:

Nine Months Ended
September 30, 2025
RMB

Operating lease cost	78,728
Short-term lease cost	-
Lease cost	78,728

Supplemental cash flow information related to its operating leases was as follows for the period ended September 30, 2025:

Cash paid for amounts included in the measurement of lease liabilities:

Nine Months Ended
September 30, 2025
RMB
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash outflow from operating leases	139,698

Maturities of its lease liabilities for all operating leases are as follows as of September 30, 2025:

September 30,	Amount
2026	140,736
2027	140,736
2028	140,736
Thereafter	-
Total operating lease payments	$422,208
Less: Interest	(54,392)
Present value of lease liabilities	367,816
Less: current portion, record in current liabilities	(113,786)
Present value of lease liabilities	254,030

The weighted average remaining lease terms and discount rates for all of its operating leases were as follows as of September 30, 2025:

September 30,
2025
Remaining lease term and discount rate:	RMB
Weighted average remaining lease term (years)	2.9
Weighted average discount rate	7.56%

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(8) Loans Payable

Short-term bank loans

	September 30,	December 31,
	2025	2024
Rural Credit Union of Xushui District Loan 1	$-	$1,808,469
Rural Credit Union of Xushui District Loan 2	-	2,225,808
Rural Credit Union of Xushui District Loan 3	1,829,569	-
Rural Credit Union of Xushui District Loan 4	2,251,777	-
Bank of Cangzhou Loan 1	309,619	-
Bank of Cangzhou Loan 2	70,368	-
Bank of Cangzhou Loan 3	211,104	-
Industrial and Commercial Bank of China (“ICBC”) Loan 1	-	2,782
ICBC Loan 2	-	139,113
ICBC Loan 3	-	139,113
ICBC Loan 4	-	136,331
ICBC Loan 5	2,815	-
ICBC Loan 6	140,736	-
ICBC Loan 7	140,736	-
ICBC Loan 8	137,921	-

Total short-term bank loans	$5,094,645	$4,451,616

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $nil and $1,808,469 as of September 30, 2025 and December 31, 2024, respectively. The loan was secured by the equipment of Baoding Shengde as collateral for the benefit of the bank. The loan bore a fixed rate of 6%. The loan was repaid on September 30, 2025.

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $nil and $2,225,808 as of September 30, 2025 and December 31, 2024, respectively. The loan was secured by the equipment of Baoding Shengde as collateral for the benefit of the bank and guaranteed by a third party company. The loan bore a fixed rate of 6%. The loan was repaid on September 30, 2025.

On September 30, 2025, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $1,829,569 as of September 30, 2025. The loan is guaranteed by Mr. Liu Zhenyong and secured by the equipment of Baoding Shengde as collateral for the benefit of the bank. The loan bears a fixed rate of 6% and will be due by September 29, 2026.

On September 30, 2025, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $2,251,777 as of September 30, 2025. The loan is secured by the equipment of Baoding Shengde as collateral for the benefit of the bank and guaranteed by a third party company. The loan bears a fixed rate of 6% and will be due by September 29, 2026.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $309,619 at a fixed interest rate of 5.5% per annum. The loan is guaranteed by Mr. Liu Zhenyong. The loan will be due by December 27, 2025.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $70,368 at a fixed interest rate of 5.5% per annum. The loan is secured by the Company’s manufacturing equipment and guaranteed by Mr. Liu Zhenyong. The loan will be due by December 27, 2025.

On March 10, 2025, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $211,104 at a fixed interest rate of 5.5% per annum. The loan is secured by the Company’s manufacturing equipment and guaranteed by Mr. Liu Zhenyong. The loan will be due by March 9, 2026.

On June 11, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $2,782 as of September 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 10, 2025.

On June 21, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $139,113 as of September 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 3, 2025.

On June 22, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $139,113 as of September 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 10, 2025.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 24, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $136,331 as of as of September 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 9, 2025.

On June 10, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,815 as of September 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 10, 2026.

On June 3, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $140,736 as of September 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 3, 2026.

On June 10, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $140,736 as of September 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 10, 2026.

On June 9, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $137,921 as of September 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 9, 2026.

As of September 30, 2025, there were guaranteed short-term borrowings of $4,672,437 and unsecured bank loans of $422,208. As of December 31, 2024, there were guaranteed short-term borrowings of $2,225,808 and unsecured bank loans of $417,339.

The average short-term borrowing rates for the three months ended September 30, 2025 and 2024 were approximately 5.71% and 4.47%, respectively. The average short-term borrowing rates for the nine months ended September 30, 2025 and 2024 were approximately 5.72% and 4.47%, respectively.

Long-term loans

As of September 30, 2025 and December 31, 2024, long-term loans were $4,727,324 and $4,672,806, respectively.

	September 30,	December 31,
	2025	2024
Rural Credit Union of Xushui District Loan 1	$-	$3,476,434
Rural Credit Union of Xushui District Loan 2	-	1,196,372
Rural Credit Union of Xushui District Loan 3	3,516,994	-
Rural Credit Union of Xushui District Loan 4	1,210,330	-
Total	4,727,324	4,672,806
Less: Current portion of long-term loans	-	(3,559,902)
Long-term loans	$4,727,324	$1,112,904

As of September 30, 2025, the Company’s long-term debt repayments for the next coming years were as follows:

Amount
Fiscal year
Remainder of 2025	$-
2026 & after	4,727,324
Total	4,727,324

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of September 30, 2025 and December 31, 2024. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. Effective from December 3, 2024, the interest rate was reduced to 6% per annum. The loan was fully repaid on August 15, 2025. As of September 30, 2025 and December 31, 2024, the total outstanding loan balance was $nil and $3,476,434. Out of the total outstanding loan balance, current portion amounted was $nil and $2,641,756, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $834,678 is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which is due in various installments from June 21, 2024 to December 5, 2026. The loan is guaranteed by an independent third party. Interest payment is due monthly and bears a rate of 7% per annum. Effective from December 3, 2024, the interest rate was reduced to 6% per annum. The loan was fully repaid on August 15, 2025. As of September 30, 2025 and December 31, 2024, total outstanding loan balance was $nil and $1,196,372, respectively. Out of the total outstanding loan balance, current portion amounted $nil and $918,146, which is presented as current liabilities and the remaining balance of $nil and $278,226 is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.

On August 15, 2025, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which is due and payable on August 14, 2028. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of September 30, 2025. Interest payment is due monthly and bore a rate of 6% per annum. As of September 30, 2025, the total outstanding loan balance was $3,516,994, which is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2025.

On August 15, 2025, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which is due and payable on August 14, 2028. The loan is guaranteed by an independent third party. Interest payment is due monthly and bore a rate of 6% per annum. As of September 30, 2025, the total outstanding loan balance was $1,210,330, which is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2025.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2025 and 2024 were $150,701 and $171,430, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2025 and 2024 were $427,520 and $593,271, respectively.

(9) Related Party Transactions

Name	Relationship with the Company
Mr. Liu Zhenyong	Controlling shareholder and Chief Executive Officer of the Company
Mr. Ma Yundong	Shareholder of Tengsheng Paper and general manager of QianrongQianhui Hebei Technology Co., Ltd
Mr. Liu Xiaodong	Vice general manager of Dongfang Paper
Mr. Liu Zhenhui	Vice general manager of Dongfang Paper
Baoding Longping Waste Materials Recycling Co., Ltd (“Bao Ding Long Ping”)	30% owned by Mr. Liu Zhenhui
Baoding XuanKang Renewable resources recycling Co., Ltd (“Bao Ding Xuan Kang”)	100% owned by Mr. Liu Zhenhui
Baoding Yuehao Trading Co., Ltd. (“Bao Ding Yue Hao”)	100% owned by Mr. Liu Zhenhui

Due from related parties

	September 30,	December 31,
	2025	2024

Bao Ding Long Ping	$923,705	$920,008
Bao Ding Xuan Kang	91,338	-

	$1,015,043	$920,008

Amount due from Bao Ding Long Ping and Bao Ding Xuan Kang represent interest-free loans extended to these related parties.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to related parties

	September 30,	December 31,
	2025	2024

Mr. Liu Zhenyong	$189,948	$1,242
Mr. Ma Yundong	47,955	40,835
Mr. Liu Xiaodong	10,000	-
Bao Ding Xuan Kang	-	1,391
Bao Ding Yue Hao	126,662
	$374,565	$43,468

Mr. Liu Zhenyong had loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Liu Zhenyong renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $360,754 and $356,594 of interest were outstanding to Mr. Liu Zhenyong, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.

On December 10, 2014, Mr. Liu Zhenyong provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year of 2016, the Company repaid $6,012,416 to Mr. Liu Zhenyong, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of September 30, 2025 and December 31, 2024, approximately $42,221 and $41,734 of interest were outstanding to Mr. Liu Zhenyong, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Liu Zhenyong which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Liu Zhenyong. The loan would be originally due on July 12, 2018. Mr. Liu Zhenyong agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Liu Zhenyong, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of $94,636. As of September 30, 2025 and December 31, 2024, the outstanding interest was $193,424 and $191,193, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Liu Zhenyong to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Liu Zhengyong in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the three and nine months ended September 30, 2025 and 2024 were $nil.

As of September 30, 2025 and December 31, 2024, total amount of loans due to Mr. Liu Zhenyong were $nil. The interest expense incurred for such related party loans were $nil for the three and nine months ended September 30, 2025 and 2024. The net interest owed to Mr. Liu Zhenyong was approximately $308,154 and $304,600, as of September 30, 2025 and December 31, 2024, respectively, which was recorded in other payables and accrued liabilities.

As of September 30, 2025 and December 31, 2024, amount due to Mr. Liu Zhenyong was $189,948 and $1,242, respectively, which mainly represents funds from Mr. Liu Zhenyong to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

As of September 30, 2025 and December 31, 2024, amount due to Mr. Ma Yundong was $47,955 and $40,835, respectively, which mainly represents funds from Mr. Ma Yundong to pay for various expenses incurred in Tengsheng Paper and Qianrong. The amount is due on demand with interest free.

As of September 30, 2025 and December 31, 2024, amount due to Mr. Liu Xiaodong was $10,000 and $nil, respectively, which represents fund from Mr. Liu Xiaodong to pay for expenses incurred in in the U.S. The amount is due on demand with interest free.

Amount due to Bao Ding Yue Hao represents an interest-free loan from this related party.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) Other payables and accrued liabilities

	September 30,	December 31,
	2025	2024
Accrued electricity	$117,945	$2,964
Accrued litigation costs	498,439	461,855
Value-added tax payable	414,459	21,868
Accrued interest to a related party	308,154	304,600
Payable for purchase of property, plant and equipment	10,836,652	10,711,678
Accrued commission to salesmen	15,180	3,877
Accrued bank loan interest	7,881	14,955
Others	195,163	24,193
Totals	$12,393,873	$11,545,990

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

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the September 30, 2025:

Nine months ended
September 30, 2025
Expected term	0.15 - 2.5
Expected average volatility	94% - 132%
Expected dividend yield	-
Risk-free interest rate	0.45% - 3.98%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2025: Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance at December 31, 2024	$5,651
Change in fair value of derivative liability	(5,651)
Balance at September 30, 2025	$-

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

(13) Warrants

On April 29, 2020, the Company and certain institutional investors entered into a securities purchase agreement, as amended on May 4, 2020 (the “2020 Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 440,000 shares of common stock and warrants to purchase up to 440,000 shares of common stock in a concurrent private placement (the “May 2020 Warrants”). The exercise price of the May 2020 Warrant is $7.425 per share. These warrants become exercisable on July 23, 2020 and have a term of exercise equal to five years from the date of issuance till July 23, 2025. 88,000 May 2020 Warrants were exercised in February 2021 at the exercise price of $7.425 per share and nil May 2020 Warrants were outstanding as of September 30, 2025.

On January 20, 2021, the Company offered and sold to certain institutional investors an aggregate of 2,618,182 shares of common stock and 2,618,182 warrants to purchase up to 2,618,182 shares of common stock (the “January 2021 Warrants”). The January 2021 Warrants became exercisable on January 20, 2021 at an exercise price of $5.5 and will expire on January 20, 2026. 1,410,690 January 2021 Warrants were exercised in January and February of 2021 at the exercise price of $5.5 per share. 1,207,492 January 2021 Warrants were outstanding as of September 30, 2025.

On March 1, 2021, the Company offered and sold to the public investors an aggregate of 2,927,786 shares of common stock and 1,463,893 warrants to purchase up to 1,463,893 shares of common stock (the “March 2021 Warrants”). The March 2021 Warrants became exercisable on March 1, 2021 at an exercise price of $7.5 and will expire on March 1, 2026. 6,750 March 2021 Warrants were exercised in January and March 2021 at the exercise price of $7.5 per share and 1,457,143 March 2021 Warrants were outstanding as of September 30, 2025.

The Company classified warrants as liabilities and accounted for the issuance of the warrants as a derivative.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock warrant activities is as below:

	Nine months ended September 30, 2025
	Number	Weight average exercise price
Outstanding and exercisable at beginning of the period	3,016,635	$6.6907
Issued during the period	-	-
Exercised during the period	-	-
Expired during the period	(352,000)	7.425
Outstanding and exercisable at end of the period	2,664,635	$6.5937

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2025:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
2,664,635	0.37	$6.5937	2,664,635	$6.5937

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2025 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of September 30, 2025 and December 31, 2024 are nil.

(14) Earnings Per Share

For the three months ended September 30, 2025 and 2024, basic and diluted net loss per share are calculated as follows:

	Three Months Ended September 30,
	2025	2024
Basic loss per share
Net loss for the period - numerator	$(1,448,247)	$(1,973,946)
Weighted average common stock outstanding - denominator	13,617,133	10,065,920

Net loss per share	$(0.11)	$(0.20)

Diluted loss per share
Net loss for the period - numerator	$(1,448,247)	$(1,973,946)
Weighted average common stock outstanding - denominator	13,617,133	10,065,920

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	13,617,133	10,065,920

Diluted loss per share	$(0.11)	$(0.20)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2025 and 2024, basic and diluted net loss per share are calculated as follows:

	Nine Months Ended September 30,
	2025	2024
Basic loss per share
Net loss for the period - numerator	$(6,903,858)	$(5,798,229)
Weighted average common stock outstanding - denominator	13,617,133	10,065,920

Net loss per share	$(0.51)	$(0.58)

Diluted loss per share
Net loss for the period - numerator	$(6,903,858)	$(5,798,229)
Weighted average common stock outstanding - denominator	13,617,133	10,065,920

Effect of dilution	-	-
Weighted average common stock outstanding - denominator	13,617,133	10,065,920

Diluted loss per share	$(0.51)	$(0.58)

(15) Income Taxes

United States

The Company may be subject to the United States of America Tax laws at a tax rate of 21%. No provision for the US federal income taxes has been made as the Company had no US taxable income for the third quarter ended September 30, 2025, and management believes that its earnings are permanently invested in the PRC.

PRC

Dongfang Paper and Baoding Shengde are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Income Tax is generally imposed at a statutory rate of 25%.

The provisions for income taxes for three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30,
	2025	2024
Provision for Income Taxes
Current Tax Provision U.S.	$-	$-
Current Tax Provision PRC	306,362	345,710
Deferred Tax Provision PRC	-	-
Total Income Tax Expenses (Benefits)	$306,362	$345,710

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provisions for income taxes for nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30,
	2025	2024
Provision for Income Taxes
Current Tax Provision U.S.	$45,991	$36,793
Current Tax Provision PRC	307,199	762,480
Deferred Tax Provision PRC	-	-
Total Income Tax Expenses (Benefits)	$353,190	$799,273

In addition to the reversible future PRC income tax benefits stemming from the timing differences of items such as recognition of asset disposal gain or loss and asset depreciation, the Company was incorporated in the United States and incurred net operating losses of approximately $568,358 and $62,499 for U.S. income tax purposes for the years ended December 31, 2024 and 2023, respectively. The net operating loss carried forward may be available to reduce future years’ taxable income. These carry forwards would expire, if not utilized, during the period of 2030 through 2035. As of September 30, 2025, management believed that the realization of all the U.S. income tax benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, as of September 30, 2025 and December 31, 2024, the Company provided a 100% valuation allowance on the U.S. deferred tax asset benefit to reduce the total deferred tax asset to the amount realizable for the PRC income tax purposes. Management reviews this valuation allowance periodically and will make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	September 30,	December 31,
	2025	2024
Deferred tax assets (liabilities)
Depreciation and amortization of property, plant and equipment	$20,206,572	$18,875,162
Impairment of property, plant and equipment	583,501	602,139
Impairment of inventory	175,732	181,530
Provision for doubtful debts	235,367	446,064
Miscellaneous	268,800	247,969
Net operating loss carryover of PRC company	476,920	432,365
(Gain) Loss on asset disposal	(63,860)	(63,123)
Total deferred tax assets	21,883,032	20,722,106
Less: Valuation allowance	(21,883,032)	(20,722,106)
Total deferred tax assets, net	$-	-

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended September 30, 2025 and 2024, the effective income tax rate was estimated by the Company to be -26.8% and -21.2%, respectively.

	Three Months Ended
	September 30,
	2025	2024
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of tax and book difference	(37.6)%	10.9%
Change in valuation allowance	(14.2)%	(57.1)%

Effective income tax rate	(26.8)%	(21.2)%

During the nine months ended September 30, 2025 and 2024, the effective income tax rate was estimated by the Company to be -5.4% and -16.0%, respectively.

	Nine Months Ended
	September 30,
	2025	2024
PRC Statutory rate	25.0%	25.0%
Effect of different tax jurisdiction
Effect of tax and book difference	(12.7)%	2.1%
Change in valuation allowance	(17.7)%	(43.1)%

Effective income tax rate	(5.4)%	(16.0)%

As of September 30, 2025, except for the one-time transition tax under the 2017 TCJA which imposes a U.S. tax liability on all unrepatriated foreign E&Ps, the Company does not believe that its future dividend policy and the available U.S. tax deductions and net operating losses will cause the Company to recognize any other substantial current U.S. federal or state corporate income tax liability in the near future. Nor does it believe that the amount of the repatriation of the VIE’s earnings and profits for purposes of paying dividends will change the Company’s position that its PRC subsidiary Baoding Shengde and the VIE, Dongfang Paper are considered or are expected to be indefinitely reinvested offshore to support our future capacity expansion. If these earnings are repatriated to the U.S. resulting in U.S. taxable income in the future, or if it is determined that such earnings are to be remitted in the foreseeable future, additional tax provisions would be required.

The Company has adopted ASC Topic 740-10-05, Income Taxes. To date, the adoption of this interpretation has not impacted the Company’s financial position, results of operations, or cash flows. The Company performed self-assessment and the Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by taxing authorities. Audit periods remain open for review until the statute of limitations has passed, which in the PRC is usually 5 years. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2025 and December 31, 2024, management considered that the Company had no uncertain tax positions affecting its consolidated financial position and results of operations or cash flows, and will continue to evaluate for any uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, respectively. The Company’s tax positions related to open tax years are subject to examination by the relevant tax authorities and the major one is the China Tax Authority.

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

All shares of common stock under the 2023 ISP, including shares originally authorized by equity holders and shares remaining for future issuance as of September 30, 2025, have been reserved.

(17) Commitments and Contingencies

Xushui Land Lease

The Company leases 32.95 acres of land from a local government in Xushui District, Baoding City, Hebei, China through a real estate lease with a 30- year term, which expires on December 31, 2031. The lease requires an annual rental payment of approximately $16,764 (RMB120,000). This lease is renewable at the end of the 30-year term.

September 30,	Amount
2026	16,888
2027	16,888
2028	16,888
2029	16,888
2030	16,888
Thereafter	21,110
Total operating lease payments	105,552

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

In connection with the sale of the Industrial Buildings, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for its original use with an annual rental payment of approximately $139,698 (RMB1,000,000). The lease was recorded in lease assets and liabilities in the consolidated balance sheet as of September 30, 2025.

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital commitment

As of September 30, 2025, the Company has entered into several contracts for the purchase of paper machine of a new tissue paper production line PM10 and the improvement of Industrial Buildings. Total outstanding commitments under these contracts were $3,478,995 and $3,436,091 as of September 30, 2025 and December 31, 2024, respectively. The Company expected to pay off all the balances within 1-3 years.

Guarantees and Indemnities

The Company agreed with Baoding Huanrun Trading Co., a major supplier of raw materials, to guarantee certain obligations of this third party, and as of September 30, 2025 and December 31, 2024, the Company guaranteed its long-term loan from financial institutions amounting to $4,362,818 (RMB31,000,000) that will mature at various times in 2026. If Huanrun Trading Co., were to become insolvent, the Company could be materially adversely affected.

Pending legal proceeding of Jie Ping

In November 2023, an individual plaintiff involved in a civil loan dispute filed a lawsuit against the defendants including Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper, at the Lianchi District People’s Court of Baoding City, China (the “PRC Court”). In December 2023, the plaintiff sought property preservation measures, requesting the PRC Court to freeze totaling RMB3.35 million worth of bank deposits held by Jie Ping and Tengsheng Paper, which was granted by the PRC Court. On June 14, 2024, the PRC Court ordered the defendants to repay the principal of the loan in the amount of RMB3,320,000 to the plaintiff, and Tengsheng Paper was jointly liable for repayment. As of September 30, 2025, a total of RMB6.70 million worth of bank deposits of Jie Ping and Tengsheng Paper was freezed. Accrued litigation costs of $498,439 was recorded as current liabilities of consolidated balance sheet as of September 30, 2025.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is Mr. Liu Zhengyong, the CEO.

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

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the three reportable segments is as follows:

	Three Months Ended
	September 30, 2025
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$25,601,344	$-	$-	$-	$-	$25,601,344
Gross profit	2,021,846	-	-	-	-	2,021,846
Depreciation and amortization	1,370,450	2,202,616	1,351	-	-	3,574,417
Gain from disposal and impairment of property, plant and equipment	(3,709)	-	-	-	-	(3,709)
Interest income	872	134	70	70	-	1,146
Interest expense	80,615	-	66,854	3,233	-	150,702
Income tax expense	306,362	-	-	-	-	306,362
Net income (loss)	1,015,264	(2,207,633)	(86,040)	(169,838)	-	(1,448,247)

	Three Months Ended
	September 30, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$25,044,376	$37,124	$-	$-	$-	$25,081,500
Gross profit	1,880,540	37,124	-	(283)	-	1,917,381
Depreciation and amortization	985,358	2,105,088	392,852	-	-	3,483,298
Interest income	6,678	461	155	19	-	7,313
Interest expense	90,058	4,440	73,252	3,680	-	171,430
Income tax expense	345,710	-	-	-	-	345,710
Net income (loss)	842,424	(2,555,935)	(90,348)	(170,087)	-	(1,973,946)

	Nine Months Ended
	September 30, 2025
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$61,293,251	-	-	-	-	61,293,251
Gross profit	3,379,677	-	-	-	-	3,379,677
Depreciation and amortization	4,091,060	6,572,139	1,800	-	-	10,664,999
Gain on impairment of assets	(3,709)	-	-	-	-	(3,709)
Interest income	3,287	612	114	85	-	4,098
Interest expense	233,413	-	183,656	10,451	-	427,520
Income tax expense	307,199	-	-	45,991	-	353,190
Net income (loss)	596,493	(6,621,654)	(227,376)	(651,321)	-	(6,903,858)

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended
	September 30, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated

Revenues	$58,083,990	111,139	-	-	-	58,195,129
Gross profit	5,471,201	110,876	-	(283)	-	5,581,794
Depreciation and amortization	2,867,941	6,302,167	1,176,073	-	-	10,346,181
Interest income	10,228	1,545	498	32	-	12,303
Interest expense	269,958	94,557	217,620	11,136	-	593,271
Income tax expense	762,480	-	-	36,793	-	799,273
Net income (loss)	1,910,971	(6,790,051)	(227,256)	(691,893)	-	(5,798,229)

	As of September 30, 2025
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise-wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated
Total assets	$57,685,296	111,136,543	5,322,848	1,553,505	-	175,698,192

	As of December 31, 2024
	Dongfang	Tengsheng	Baoding	Not Attributable	Elimination of	Enterprise- wide,
	Paper	Paper	Shengde	to Segments	Inter-segment	consolidated
Total assets	$54,180,471	116,390,854	6,020,713	954,748	-	177,546,786

IT TECH PACKAGING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(19) Concentration and Major Customers and Suppliers

For the three and nine months ended September 30, 2025 and 2024, the Company had no single customer contributed over 10% of total sales.

For the three months ended September 30, 2025, the Company had three major suppliers accounted for 71%, 20% and 7% of total purchases. For the three months ended September 30, 2024, the Company had three major suppliers accounted for 73%, 18% and 7% of total purchases.

For the nine months ended September 30, 2025, the Company had three major suppliers accounted for 74%, 18% and 6% of total purchases. For the nine months ended September 30, 2024, the Company had three major suppliers accounted for 74%, 16% and 7% of total purchases.

(20) Concentration of Credit Risk

Financial instruments for which the Company is potentially subject to concentration of credit risk consist principally of cash. The Company places its cash in reputable financial institutions in the PRC and the United States. Although it is generally understood that the PRC central government stands behind all of the banks in China in the event of bank failure, there is no deposit insurance system in China that is similar to the protection provided by the Federal Deposit Insurance Corporation (“FDIC”) of the United States as of as of September 30, 2025 and December 31, 2024. On May 1, 2015, the new “Deposit Insurance Regulations” was effective in the PRC that the maximum protection would be up to RMB500,000 ($70,368) per depositor per insured financial intuition, including both principal and interest. For the cash placed in financial institutions in the United States, the Company’s U.S. bank accounts are all fully covered by the FDIC insurance as of September 30, 2025 and December 31, 2024, while for the cash placed in financial institutions in the PRC, the balances exceeding the maximum coverage of RMB500,000 amounted to RMB61,962,700 ($8,720,386) as of September 30, 2025.

(21) Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates, and operating in the PRC under its various laws and restrictions.

(22) Subsequent Event

On October 31, 2025, the Company’s Annual General Meeting adopted and approved the 2025 Omnibus Equity Incentive Plan of IT Tech Packaging, Inc. (the”2025 ISP”). Under the 2025 ISP, the Company has reserved a total of 1,500,000 shares of common stock for issuance as or under awards to be made to the directors, key management employees and consultants of the Company and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Notice Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company for the periods ended September 30, 2025 and 2024 should be read in conjunction with the financial statements and the notes to the financial statements that are included elsewhere in this quarterly report.

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

Results of Operations

Comparison of the Three months ended September 30, 2025 and 2024

Revenue for the three months ended September 30, 2025 was $25,601,344, an increase of $519,844, or 2.07%, from $25,081,500 for the same period in the previous year. This was mainly due to the increase of sales volume of corrugating medium paper (“CMP”) and the increase in average selling prices (“ASP”) of CMP.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the three months ended September 30, 2025 was $25,601,344, representing an increase of $556,969, or 2.22%, from $25,044,375 for the third quarter of 2024. Total offset printing paper, CMP and tissue paper products sold during the three months ended September 30, 2025 amounted to 75,686 tonnes, representing an increase of 802 tonnes, or 1.07%, compared to 74,884 tonnes sold during the comparable period in the previous year. Production of offset printing paper and tissue paper products was suspended from 2024 through September 2025 and is expected to resume at the end of 2025. The changes in revenue dollar amount and in quantity sold for the three months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended		Three Months Ended				Percentage
	September 30, 2025		September 30, 2024		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	62,811	$21,337,110	62,121	$20,910,061	690	$427,049	1.11%	2.04%
Light-Weight CMP	12,875	$4,264,234	12,763	$4,134,314	112	$129,920	0.88%	3.14%
Total CMP	75,686	$25,601,344	74,884	$25,044,375	802	$556,969	1.07%	2.22%
Offset Printing Paper	-	$-	-	$-	-	$-	-%	-%
Tissue Paper Products	-	$-	-	$-	-	$-	-%	-%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	75,686	$25,601,344	74,884	$25,044,375	802	$556,969	1.07%	2.22%

Monthly sales revenue for the 24 months ended September 30, 2025, is summarized below:

The average selling prices (ASPs) for our main products in the three months ended September 30, 2025 and 2024 are summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Three Months ended September 30, 2025	$-	$340	$331	$-
Three Months ended September 30, 2024	$-	$337	$324	$-
Increase from comparable period in the previous year	$-	$3	$7	$-
Increase by percentage	-%	0.89%	2.16%	-%

The following chart shows the month-by-month ASPs for the 24-month period ended September 30, 2025:

Corrugating Medium Paper

Revenue from CMP amounted to $25,601,344 (100.00% of the total offset printing paper, CMP and tissue paper products revenues) for the three months ended September 30, 2025, representing an increase of $556,969, or 2.22%, from $25,044,375 for the comparable period in 2024.

We sold 75,686 tonnes of CMP in the three months ended September 30, 2025 as compared to 74,884 tonnes for the same period in 2024, representing a 1.07% increase in quantity sold.

The ASP for regular CMP increased from $337/tonne for the three months ended September 30, 2024, to $340/tonne for the three months ended September 30, 2025, representing a 0.89% increase. ASP in RMB for regular CMP for the third quarter of 2024 and 2025 was RMB2,386 and RMB2,422, respectively, representing a 1.51% increase. The quantity of regular CMP sold increased by 690 tonnes, from 62,121 tonnes in the third quarter of 2024 to 62,811 tonnes in the third quarter of 2025.

The ASP for light-weight CMP increased from $324/tonne for the three months ended September 30, 2024 to $331/tonne for the three months ended September 30, 2025, representing a 2.16% increase. ASP in RMB for light-weight CMP for the third quarter of 2024 and 2025 was RMB2,297 and RMB2,362, respectively, representing a 2.84% increase. The quantity of light-weight CMP sold increased by 112 tonnes, from 12,763 tonnes in the third quarter of 2024, to 12,875 tonnes in the third quarter of 2025.

Our PM6 production line, which produces regular CMP, has a designated capacity of 360,000 tonnes /year. The utilization rates for the third quarter of 2025 and 2024 were 69.41% and 68.96%, respectively, representing an increase of 0.45%.

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products for the quarter ended September 30, 2025 was $23,579,498, an increase of $415,663, or 1.79%, from $23,163,835 for the comparable period in 2024. This was mainly due to the increase in the sales quantity of CMP.

Cost of sales for CMP was $23,579,498 for the quarter ended September 30, 2025, as compared to $23,163,835 for the comparable period in 2024. The increase in the cost of sales of $415,663 for CMP was due to the increase in sales volume of CMP and slight increase in average unit cost of sales of CMP. Average cost of sales per tonne for CMP increased by 0.97%, from $309 in the third quarter of 2024 to $312 in the third quarter of 2025. The increase in average cost of sales was mainly attributable to the higher average unit gas costs in the third quarter of 2025 compared to the third quarter of 2024. Changes in cost of sales and cost per tonne by product for the quarters ended September 30, 2025 and 2024 is summarized below:

	Three Months Ended			Three Months Ended						Change in
	September 30, 2025			September 30, 2024			Change in			percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$19,649,683		$313	$19,332,518		$311	$317,165		$2	1.64%	0.64%
Light-Weight CMP	$3,929,815		$305	$3,831,317		$300	$98,498		$5	2.57%	1.67%
Total CMP	$23,579,498		$312	$23,163,835		$309	$415,663		$3	1.79%	0.97%
Offset Printing Paper	$-		$-	$-		$-	$-		$-	-%	-%
Tissue Paper Products	$-		$-	$-		$-	$-		$-	-%	-%
Total CMP, Offset Printing Paper and Tissue Paper	$23,579,498	$	n/a	$23,163,835	$	n/a	$415,663	$	n/a	1.79%	n/a

Our average unit purchase costs (net of applicable value added tax) of recycled paper board and recycled white scrap paper in the three months ended September 30, 2025 were RMB 1,211/tonne (approximately $169/tonne), as compared to RMB 1,214/tonne (approximately $171/tonne) for the three months ended September 30, 2024. These changes (in US dollars) represent a year-over-year decrease of 1.17% for the recycled paper board. We use domestic recycled paper (sourced mainly from the Beijing-Tianjin metropolitan area) exclusively. Although we do not rely on imported recycled paper, the pricing of which tends to be more volatile than domestic recycled paper, our experience suggests that the pricing of domestic recycled paper bears some correlation to the pricing of imported recycled paper.

The pricing trends of our major raw materials for the 24-month period from October 2023 to September 2025 are shown below:

Electricity and gas are our two main energy sources. Electricity and gas accounted for approximately 5% and 14.8% of total sales in the third quarter of 2025, respectively, compared to 5% and 14.3% of total sales in the third quarter of 2024. The monthly energy cost as a percentage of total monthly sales of our main paper products for the 24 months ended September 30, 2025 is summarized as follows:

Gross Profit

Gross profit for the three months ended September 30, 2025 was $2,021,846 (representing 7.90% of the total revenue), representing an increase of $104,465, or 5.45%, from the gross profit of $1,917,381 (representing 7.64% of the total revenue) for the three months ended September 30, 2024, as a result of the factors described above.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the three months ended September 30, 2025 was $2,021,846, representing an increase of $141,306, or 7.51%, from the gross profit of $1,880,540 for the three months ended September 30, 2024. The increase was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products increased by 0.39 percentage points, from 7.51% for the three months ended September 30, 2024, to 7.90% for the three months ended September 30, 2025.

The gross profit margin for regular CMP for the three months ended September 30, 2025 was 7.91%, or 0.37 percentage points higher, as compared to gross profit margin of 7.54% for the three months ended September 30, 2024. Such increase was mainly due to the increase in ASP of regular CMP in the third quarter of 2025.

The gross profit margin for light-weight CMP for the three months ended September 30, 2025 was 7.84%, or 0.51 percentage points higher, as compared to gross profit margin of 7.33% for the three months ended September 30, 2024. The increase was mainly due to the increase in ASP of light-weight CMP in the third quarter of 2025.

Monthly gross profit margins on the sales of our CMP and offset printing paper for the 24-month period ended September 30, 2025 are as follows:

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 were $3,018,187, a decrease of $363,315, or 10.74% from $3,381,502 for the three months ended September 30, 2024. The decrease was mainly due to the accrued liability of $0.47 million for legal proceedings the Company was jointly liable for repayment of a loan in the third quarter of 2024.

Loss from Operations

Operating loss for the quarter ended September 30, 2025 was $992,632, a decrease of loss of $471,489, or 32.20%, from $1,464,121 for the quarter ended September 30, 2024. The decrease was primarily due to the increase in gross profit and the decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the three months ended September 30, 2025 decreased by $20,728, from $171,430 for the three months ended September 30, 2024, to $150,702. The Company had short-term and long-term interest-bearing loans, related party loans and leasing obligations that aggregated $9,821,969 as of September 30, 2025, as compared to $9,788,224 as of September 30, 2024.

Gain on Derivative Liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires that we assess the fair market value of the derivative liability at the end of each reporting period and recognize any change in fair market value as other income or expense item. The change in fair value of derivative liability for the three months ended September 30, 2025 and 2024 was a gain of $303 and $2, respectively.

Net Loss

As a result of the factors discussed above, net loss was $1,448,247 for the quarter ended September 30, 2025, representing a decrease of loss of $525,699, or 26.63%, from $1,973,946 for the quarter ended September 30, 2024.

Comparison of the Nine months ended September 30, 2025 and 2024

Revenue for the nine months ended September 30, 2025 was $61,293,251, representing an increase of $3,098,122, or 5.32%, from $58,195,129 for the same period in the previous year. This was mainly due to the increase in sales volume of CMP, partially offset by the decrease in ASPs of CMP products.

Revenue of Offset Printing Paper, Corrugating Medium Paper and Tissue Paper Products

Revenue from sales of offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2025 was $61,293,251, an increase of $3,209,261, or 5.53%, from $58,083,990 for the nine months ended September 30, 2024. This was mainly due to the increase in sales volume of CMP, partially offset by the decrease in ASPs of CMP. Total quantities of offset printing paper, CMP and tissue paper products sold during the nine months ended September 30, 2025 amounted to 181,482 tonnes, an increase of 12,563 tonnes, or 7.44%, compared to 168,919 tonnes sold during the nine months ended September 30, 2024. Production of offset printing paper and tissue paper products was suspended from 2024 through September 2025 and is expected to resume at the end of 2025. The changes in revenue and quantity sold for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Nine Months Ended		Nine Months Ended				Percentage
	September 30, 2025		September 30, 2024		Change in		Change
Sales Revenue	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity (Tonne)	Amount	Quantity	Amount

Regular CMP	151,127	$51,267,655	140,574	$48,644,283	10,553	$2,623,372	7.51%	5.39%
Light-Weight CMP	30,355	$10,025,596	28,345	$9,439,707	2,010	$585,889	7.09%	6.21%
Total CMP	181,482	$61,293,251	168,919	$58,083,990	12,563	$3,209,261	7.44%	5.53%
Offset Printing Paper	-	$-	-	$-	-	$-	-%	-%
Tissue Paper Products	-	$-	-	$-	-	$-	-%	-%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	181,482	$61,293,251	168,919	$58,083,990	12,563	$3,209,261	7.44%	5.53%

ASPs for our main products in the nine-month period ended September 30, 2025 and 2024 is summarized as follows:

	Offset Printing Paper ASP	Regular CMP ASP	Light-Weight CMP ASP	Tissue Paper Products ASP
Nine Months Ended September 30, 2025	$-	$339	$330	$-
Nine Months Ended September 30, 2024	$-	$346	$333	$-
Decrease from comparable period in the previous year	$-	$(7)	$(3)	$-
Decrease by percentage	-%	(2.02)%	(0.90)%	-%

Cost of Sales

Total cost of sales for CMP, offset printing paper and tissue paper products in the nine months ended September 30, 2025 was $57,913,574, an increase of $5,300,786, or 10.08%, from $52,612,788 for the nine months ended September 30, 2024. This was mainly due to the increase in sales volume and the increase in unit material costs for CMP.

The cost of sales for CMP was $57,913,574 for the nine months ended September 30, 2025, as compared to $52,612,788 in the same period of 2024. The increase in the cost of sales of $5,300,786 for CMP was mainly due to the increase in the quantities of CMP sold and the increase in average cost of sales in the nine months of 2025. The average cost of sales per tonne for CMP increased by 2.57%, from $311 for the nine months ended September 30, 2024, to $319 in the same period of 2025. Changes in cost of sales and cost per tonne by product for the nine months ended September 30, 2025 and 2024 are summarized below:

	Nine Months Ended			Nine Months Ended						Change in
	September 30, 2025			September 30, 2024			Change in			percentage
	Cost of Sales	Cost per Tonne		Cost of Sales	Cost per tonne		Cost of Sales	Cost per Tonne		Cost of Sales	Cost per Tone
Regular CMP	$48,391,249		$320	$44,054,200		$313	$4,337,049		$7	9.84%	2.24%
Light-Weight CMP	$9,522,325		$314	$8,558,588		$302	$963,737		$12	11.26%	3.97%
Total CMP	$57,913,574		$319	$52,612,788		$311	$5,300,786		$8	10.08%	2.57%
Offset Printing Paper	$-		$-	$-		$-	$-		$-	-%	-%
Tissue Paper Products	$-		$-	$-		$-	$-		$-	-%	-%
Total CMP, Offset Printing Paper and Tissue Paper Revenue	$57,913,574	$	n/a	$52,612,788	$	n/a	$5,300,786	$	n/a	10.08%	n/a %

Gross Profit

Gross profit for the nine months ended September 30, 2025 was $3,379,677 (representing 5.51% of the total revenue), representing a decrease of $2,202,117, or 39.45%, from the gross profit of $5,581,794 (representing 9.59% of the total revenue) for the nine months ended September 30, 2024. The decrease was mainly due to the decline in ASPs of CMP and the increase in unit cost of materials, partially offset by the increase in sales volume of CMP.

Offset Printing Paper, CMP and Tissue Paper Products

Gross profit for offset printing paper, CMP and tissue paper products for the nine months ended September 30, 2025 was $3,379,677, a decrease of $2,091,525, or 38.23%, from the gross profit of $5,471,202 for the nine months ended September 30, 2024. The decrease was mainly the result of the factors discussed above.

The overall gross profit margin for offset printing paper, CMP and tissue paper products decreased by 3.91 percentage points, from 9.42% for the nine months ended September 30, 2024, to 5.51% for the nine months ended September 30, 2025.

The gross profit margin for regular CMP for the nine months ended September 30, 2025 was 5.61%, or 3.83 percentage points lower, as compared to gross profit margin of 9.44% for the nine months ended September 30, 2024. This decrease was primarily due to the decrease in ASP and the increase in material costs of regular CMP.

The gross profit margin for light-weight CMP for the nine months ended September 30, 2025 was 5.02%, or 4.31 percentage points lower, as compared to gross profit margin of 9.33% for the nine months ended September 30, 2024. This decrease was primarily due to the decrease in ASP and the increase in material costs of light-weight CMP.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025 were $9,516,283, a decrease of $483,550, or 4.84% from $9,999,833 for the nine months ended September 30, 2024. The decrease was mainly due to lower manpower costs in the nine months ended September 30 2025 and accrued liability of $0.47 million for legal proceeding the Company was jointly liable for repayment of a loan in the third quarter of 2024.

Loss from Operations

Operating loss for the nine months ended September 30, 2025 was $6,132,897, an increase of loss of $1,714,858, or 38.81%, from $4,418,039 for the nine months ended September 30, 2024. The increase was primarily due to the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses.

Other Income and Expenses

Interest expense for the nine months ended September 30, 2025 decreased by $165,751, from $593,271 for the nine months ended September 30, 2024, to $427,520. The Company had short-term and long-term interest-bearing loans and lease obligations that aggregated $9,821,969 as of September 30, 2025, as compared to $9,788,224 as of September 30, 2024.

Gain on Derivative Liability

The Company analyzed the warrant for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability. ASC 815 requires that we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The change in fair value of derivative liability for the nine months ended September 30, 2025 and 2024 was a gain of $5,651 and $51, respectively.

Net Loss

As a result of the above, net loss was $6,903,858 for the nine months ended September 30, 2025, representing an increase of loss of $1,105,629, or 19.07%, from $5,798,229 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had current assets of $35,764,365 (including a VAT （“Value Added Tax “）recoverable of Tengsheng Paper in amount of $13,307,848), and current liabilities of $18,667,302, resulting in a working capital of $17,097,063. However, production of Tengsheng Paper has been suspended in 2024 and the nine months ended September 30, 2025, rendering related VAT unrecoverable in the short term. Net working capital excluding VAT recoverable as of September 30, 2025 was a working capital of $3,789,215. Baoding Shengde and Tengsheng Paper have incurred loss that there is doubt about these subsidiaries’ ability to continue as going concerns. The main reason of losses was due to high depreciation costs, decreased market demand, and elevated material costs. Therefore, there was a substantial doubt about the ability of us to continue as a going concern that we may be unable to realize its assets and discharge its liabilities in the normal course of business as of September 30, 2025.

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

Accounts Receivable

Net accounts receivable increased by $1,791,614, or 623.01%, to $2,079,190 as of September 30, 2025, as compared with $287,576 as of December 31, 2024. We usually collect accounts receivable within 30 days of delivery and completion of sales.

Inventories

Inventories consist of raw materials (accounting for 70.5% of total value of inventory as of September 30, 2025), semi-finished goods and finished goods. As of September 30, 2025, the recorded value of inventory increased by 65.8% to $3,899,571 from $2,351,876 as of December 31, 2024. As of September 30, 2025, the inventory of recycled paper board, which is the main raw material for the production of CMP, was $2,630,267, approximately $1,276,724, or 94.3%, higher than the balance as of December 31, 2024. We increased our procurement volume of recycled paper board in 2025 in anticipation of rising purchase prices and preparing for expanded production output as planned.

A summary of changes in major inventory items is as follows:

	September 30,	December 31,
	2025	2024	$ Change	% Change
Raw Materials
Recycled paper board	$2,630,267	$1,353,543	1,276,724	94.3%
Recycled white scrap paper	10,613	10,491	122	1.2%
Tissue base paper	21,070	20,827	243	1.2%
Gas	50,683	16,334	34,349	210.3%
Mask fabric and other raw materials	156,025	111,521	44,504	39.9%
Total Raw Materials	2,868,658	1,512,716	1,355,942	89.6%

Semi-finished Goods	299,243	295,792	3,451	1.2%
Finished Goods	1,434,505	1,269,487	165,018	13.0%
Total inventory, gross	4,602,406	3,077,995	1,524,411	49.5%
Inventory reserve	(702,835)	(726,119)	23,284	(3.2)%
Total inventory, net	$3,899,571	$2,351,876	1,547,695	65.8%

Renewal of Operating Lease

On August 7, 2013, the Company’s Audit Committee and the Board of Directors approved the sale of the land use right of the Headquarters Compound (the “LUR”), the office building, essentially all industrial-use buildings in the Headquarters Compound (the “Industrial Buildings”), and three employee dormitory buildings located within the Headquarters Compound (the “Dormitories”) to Hebei Fangsheng for cash prices of approximately $2.77 million, $1.15 million, and $4.31 million respectively. In connection with the sale, Hebei Fangsheng agreed to lease the Industrial Buildings back to the Company for their original use for a term of up to three years, with an annual rental payment of approximately $139,698 (RMB1,000,000). The lease agreement was renewed in August 2022 with a six-year term with the same rental payments as provided for in the original lease agreement.

Capital Expenditure Commitment

On May 5, 2020, the Company announced the planned commercial launch of a new tissue paper production line PM10 and signed an agreement to purchase a paper machine from a supplier. The new tissue paper production line is expected to be launched after the completion of trial runs.

As of September 30, 2025, we had approximately $3.5 million in capital expenditure commitments mainly related to the purchase of the PM 10 paper machine. The infrastructure work for PM10 is complete, while work on related ancillary facilities is ongoing. These commitments are expected to be financed by bank loans and cash flows generated from our business operations.

Cash and Cash Equivalents

Our cash, cash equivalents and restricted cash as of September 30, 2025 was $9,119,707, an increase of $2,169,131, from $6,950,576 as of December 31, 2024. The increase of cash and cash equivalents for the nine months ended September 30, 2025 was attributable to a number of factors including:

i. Net cash provided by operating activities

Net cash provided by operating activities was $388,450 for the nine months ended September 30, 2025. The balance represented a decrease of cash of $2,442,661, or 86.28%, from $2,831,111 provided for the nine months ended September 30, 2024. Net loss for the nine months ended September 30, 2025 was $6,903,85, representing an increase of loss of $1,105,629, or 19.07%, from $5,798,229 for the nine months ended September 30, 2024. Changes in various asset and liability account balances throughout the nine months ended September 30, 2025 also contributed to the net change in cash from operating activities in nine months ended September 30, 2025. Chief among such changes is the increase of accounts receivable in the amount of $1,811,293 during the nine months of 2025, an increase of $1,477,521 in the ending inventory balance as of September 30, 2025 (a decrease to net cash for the nine months ended September 30, 2025 cash flow purposes) , non-cash expenses relating to depreciation and amortization in the amount of $10,664,999, an increase of $1,319,298 in prepayment and other current assets (a decrease to net cash) and a net increase of $1,077,867 in other payables and accrued liabilities and related parties (an increase to net cash), as well as an increase in income tax payable of $225,114 (an increase to net cash) during the nine months ended September 30, 2025.

ii. Net cash used in investing activities

We incurred $25,786 in net cash expenditures for purchases of property, plant and equipment during the nine months ended September 30, 2025, as compared to $315,152 for the same period in 2024.

iii. Net cash provided by financing activities

Net cash provided by financing activities was $1,649,855 for the nine months ended September 30, 2025, compared to net cash used in financing activities of $2,112,706 for the same period in 2024. The cash inflow was mainly attributable to proceeds from the issuance of common stock in May 2025 and from short term bank loans.

Short-term Bank Loans

	September 30,	December 31,
	2025	2024
Rural Credit Union of Xushui District Loan 1	$-	$1,808,469
Rural Credit Union of Xushui District Loan 2	-	2,225,808
Rural Credit Union of Xushui District Loan 3	1,829,569	-
Rural Credit Union of Xushui District Loan 4	2,251,777	-
Bank of Cangzhou Loan 1	309,619	-
Bank of Cangzhou Loan 2	70,368	-
Bank of Cangzhou Loan 3	211,104	-
Industrial and Commercial Bank of China (“ICBC”) Loan 1	-	2,782
ICBC Loan 2	-	139,113
ICBC Loan 3	-	139,113
ICBC Loan 4	-	136,331
ICBC Loan 5	2,815	-
ICBC Loan 6	140,736	-
ICBC Loan 7	140,736	-
ICBC Loan 8	137,921	-
Total short-term bank loans	$5,094,645	$4,451,616

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $nil and $1,808,469 as of September 30, 2025 and December 31, 2024, respectively. The loan was secured by the equipment of Baoding Shengde as collateral for the benefit of the bank. The loan bore a fixed rate of 6%. The loan was repaid on September 30, 2025.

On December 24, 2024, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $nil and $2,225,808 as of September 30, 2025 and December 31, 2024, respectively. The loan was secured by the equipment of Baoding Shengde as collateral for the benefit of the bank and guaranteed by a third-party company. The loan bore a fixed rate of 6%. The loan was repaid on September 30, 2025.

On September 30, 2025, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $1,829,569 as of September 30, 2025. The loan is guaranteed by Mr. Liu Zhenyong and secured by the equipment of Baoding Shengde as collateral for the benefit of the bank. The loan bears a fixed rate of 6% and will be due by September 29, 2026.

On September 30, 2025, the Company entered into a loan agreement with the Rural Credit Union of Xushui District, with a balance of $2,251,777 as of September 30, 2025. The loan is secured by the equipment of Baoding Shengde as collateral for the benefit of the bank and guaranteed by a third party company. The loan bears a fixed rate of 6% and will be due by September 29, 2026.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $309,619 at a fixed interest rate of 5.5% per annum. The loan is guaranteed by Mr. Liu Zhenyong. The loan will be due by December 27, 2025.

On December 28, 2024, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $70,368 at a fixed interest rate of 5.5% per annum. The loan is secured by the Company’s manufacturing equipment and guaranteed by Mr. Liu Zhenyong. The loan will be due by December 27, 2025.

On March 10, 2025, the Company entered into a working capital loan agreement with the Bank of Cangzhou, to borrow $211,104 at a fixed interest rate of 5.5% per annum. The loan is secured by the Company’s manufacturing equipment and guaranteed by Mr. Liu Zhenyong. The loan will be due by March 9, 2026.

On June 11, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $2,782 as of September 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 10, 2025.

On June 21, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $139,113 as of September 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan is was repaid on June 3, 2025.

On June 22, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $139,113 as of September 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 10, 2025.

On June 24, 2024, the Company entered into a working capital loan agreement with the ICBC, with a balance of $nil and $136,331 as of as of September 30, 2025 and December 31, 2024, respectively. The loan bore a fixed interest rate of 3.45% per annum. The loan was repaid on June 9, 2025.

On June 10, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $2,815 as of September 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 10, 2026.

On June 3, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $140,736 as of September 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 3, 2026.

On June 10, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $140,736 as of September 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 10, 2026.

On June 9, 2025, the Company entered into a working capital loan agreement with the ICBC, with a balance of $137,921 as of September 30, 2025. The loan bears a fixed interest rate of 3.00% per annum. The loan is due for repayment by June 9, 2026.

As of September 30, 2025, there were guaranteed short-term borrowings of $4,672,437 and unsecured bank loans of $422,208. As of December 31, 2024, there were guaranteed short-term borrowings of $2,225,808 and unsecured bank loans of $417,339.

The average short-term borrowing rates for the three months ended September 30, 2025 and 2024 were approximately 5.71% and 4.47%, respectively. The average short-term borrowing rates for the nine months ended September 30, 2025 and 2024 were approximately 5.72% and 4.47%, respectively.

Long-term Loans

As of September 30, 2025 and December 31, 2024, long-term loans were $4,727,324 and $4,672,806, respectively.

On July 15, 2013, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 5 years, which was originally due and payable in various installments from December 21, 2013 to July 26, 2018. On June 21, 2018, the loan was extended for additional 5 years and was due and payable in various installments from December 21, 2018 to June 20, 2023. On August 24, 2023, the loan was extended for another 3 years and will be due and payable on August 24, 2026. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of September 30, 2025 and December 31, 2024. Interest payment is due monthly and bore a rate of 7.68% per annum. Effective from November 15, 2022, the interest rate was reduced to 7% per annum. Effective from December 3, 2024, the interest rate was reduced to 6% per annum. The loan was fully repaid on August 15, 2025. As of September 30, 2025 and December 31, 2024, the total outstanding loan balance was $nil and $3,476,434. Out of the total outstanding loan balance, current portion amounted was $nil and $2,641,756, which is presented as current liabilities in the consolidated balance sheet and the remaining balance of $nil and $834,678 is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.

On December 5, 2023, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which is due in various installments from June 21, 2024 to December 5, 2026. The loan is guaranteed by an independent third party. Interest payment is due monthly and bears a rate of 7% per annum. Effective from December 3, 2024, the interest rate was reduced to 6% per annum. The loan was fully repaid on August 15, 2025. As of September 30, 2025 and December 31, 2024, total outstanding loan balance was $nil and $1,196,372, respectively. Out of the total outstanding loan balance, current portion amounted $nil and $918,146, which is presented as current liabilities and the remaining balance of $nil and $278,226 is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.

On August 15, 2025, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which is due and payable on August 14, 2028. The loan is secured by certain of the Company’s manufacturing equipment with net book value of $nil as of September 30, 2025. Interest payment is due monthly and bore a rate of 6% per annum. As of September 30, 2025, the total outstanding loan balance was $3,516,994, which is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2025.

On August 15, 2025, the Company entered into a loan agreement with the Rural Credit Union of Xushui District for a term of 3 years, which is due and payable on August 14, 2028. The loan is guaranteed by an independent third party. Interest payment is due monthly and bore a rate of 6% per annum. As of September 30, 2025, the total outstanding loan balance was $1,210,330, which is presented as non-current liabilities in the consolidated balance sheet as of September 30, 2025.

Total interest expenses for the short-term bank loans and long-term loans for the three months ended September 30, 2025 and 2024 were $150,701 and $171,430, respectively. Total interest expenses for the short-term bank loans and long-term loans for the nine months ended September 30, 2025 and 2024 were $427,520 and $593,271, respectively.

Shareholder Loans

Mr. Liu Zhenyong had loaned money to Dongfang Paper for working capital purposes over a period of time. On January 1, 2013, Dongfang Paper and Mr. Liu Zhenyong renewed the three-year term loan previously entered on January 1, 2010, and extended the maturity date further to December 31, 2015. On December 31, 2015, the Company paid off the loan of $2,249,279, together with interest of $391,374 for the period from 2013 to 2015. Approximately $360,754 and $356,594 of interest were outstanding to Mr. Liu Zhenyong, which were recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.

On December 10, 2014, Mr. Liu Zhenyong provided a loan to the Company, amounted to $8,742,278 to Dongfang Paper for working capital purpose with an interest rate of 4.35% per annum, which was based on the primary lending rate of People’s Bank of China. The unsecured loan was provided on December 10, 2014, and would be originally due on December 10, 2017. During the year 2016, the Company repaid $6,012,416 to Mr. Liu Zhenyong, together with interest of $288,596. In February 2018, the company paid off the remaining balance, together with interest of $20,400. As of September 30, 2025 and December 31, 2024, approximately $42,221 and $41,734 of interest were outstanding to Mr. Liu Zhenyong, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

On March 1, 2015, the Company entered an agreement with Mr. Liu Zhenyong which allows Dongfang Paper to borrow from the CEO an amount up to $17,201,342 (RMB120,000,000) for working capital purposes. The advances or funding under the agreement are due three years from the date each amount is funded. The loan is unsecured and carries an annual interest rate set on the basis of the primary lending rate of the People’s Bank of China at the time of the borrowing. On July 13, 2015, an unsecured amount of $4,324,636 was drawn from the facility. On October 14, 2016 an unsecured amount of $2,883,091 was drawn from the facility. In February 2018, the company repaid $1,507,432 to Mr. Liu Zhenyong. The loan would be originally due on July 12, 2018. Mr. Liu Zhenyong agreed to extend the loan for additional 3 years and the remaining balance will be due on July 12, 2021. On November 23, 2018, the company repaid $3,768,579 to Mr. Liu Zhenyong, together with interest of $158,651. In December 2019, the Company paid off the remaining balance, together with interest of 94,636. As of September 30, 2025 and December 31, 2024, the outstanding interest was $193,424 and $191,193, respectively, which was recorded in other payables and accrued liabilities as part of the current liabilities in the consolidated balance sheet.

In October 2022 and November 2022, the Company entered into two agreements with Mr. Zhenyong Liu, which allowed Mr. Liu Zhenyong to borrow from the Company an amount of $7,059,455 (RMB50,000,000) in total. The loans were unsecured and carried a fixed interest rate of 4.35% per annum. $4,235,673 (RMB30,000,000) was repaid by Mr. Liu Zhengyong in August 2023 and the remaining balance was repaid in December 2023. Interest income of the loan for the three and nine months ended September 30, 2025 and 2024 were $nil.

As of September 30, 2025 and December 31, 2024, total amount of loans due to Mr. Liu Zhenyong was $nil. The interest expense incurred for such related party loans were $nil for the three and nine months ended September 30, 2025 and 2024. The net interest owed to Mr. Liu Zhenyong was approximately $308,154 and $304,600, as of September 30, 2025 and December 31, 2024, respectively, which was recorded in other payables and accrued liabilities.

As of September 30, 2025 and December 31, 2024, amount due to Mr. Liu Zhenyong was $189,948 and $1,242, respectively, which mainly represents funds from Mr. Liu Zhenyong to pay for various expenses incurred in the U.S. The amount is due on demand with interest free.

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

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining useful lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Our judgments regarding the existence of impairment indicators are based on market conditions, assumptions for operational performance of our businesses, and possible government policy toward operating efficiency of the Chinese paper manufacturing industry. For the nine months ended September 30, 2025 and 2024, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required. We are currently not aware of any events or circumstances that may indicate any need to record such impairment in the future.

Foreign Currency Translation

The functional currency of Dongfang Paper and Baoding Shengde is the Chinese Yuan Renminbi (“RMB”). Under ASC Topic 830-30, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. The current exchange rates used by the Company as of September 30, 2025 and December 31, 2024 to translate the Chinese RMB to the U.S. Dollars are 7.1055:1 and 7.1884:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 7.1583:1 and 7.0999:1 for the nine months ended September 30, 2025 and 2024, respectively. Translation adjustments are included in other comprehensive income (loss).

Off-Balance Sheet Arrangements

We were the guarantor for Baoding Huanrun Trading Co., for its long-term bank loans in an amount of $4,362,818 (RMB31,000,000), which matures at various times in 2026. Baoding Huanrun Trading Co. is one of our major suppliers of raw materials. This helps us to maintain a good relationship with the supplier and negotiate better terms in payment for materials. If Huanrun Trading Co. were to become insolvent, the Company could be materially adversely affected. Except as aforesaid, we have no material off-balance sheet transactions.

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 of the Securities Exchange Act, as amended (the “Exchange Act”), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes with respect to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2025.

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

On February 17, 2022, FT Global Capital, Inc. (“FTG”), filed a lawsuit against the Company in the Commercial Division of New York Supreme Court (the “Court”). FTG has brought a breach of contract action against the Company to recover fees in connection with an agreement that the parties entered into in April 2019 (the “Agreement”). The Company has answered FTG’s complaint and has denied the allegations because it is the Company’s position that FTG did not fulfill its obligations under the terms of the Agreement. Discovery is continuing. The Court issued a Status Conference Order (the “Order”) dated April 15, 2024. According to the Order, the Court ordered that the Company has failed to appear and is in default, and that pursuant to the warning given in the Court’s order dated March 22, 2024, the Company’s default renders its answer subject to being stricken, and accordingly the answer of the Company was stricken. On April 18, 2024, FT Global filed a notice of motion for default judgment against the Company. By an order dated August 20, 2024, the Court granted the plaintiff’s default motion on the issue of liability, with damages to be determined by a referee. The Company then moved to vacate the order dated August 20, 2024, but the Court denied the Company’s motion on November 1, 2024, stating that the excuse proffered by the Company as to the reason it did not retain counsel in a timely fashion was not sufficient.

In November 2023, an individual plaintiff involved in a civil loan dispute filed a lawsuit against the defendants including Tengsheng Paper and Jie Ping, who served as the executive director and the legal representative of Tengsheng Paper, at the Lianchi District People’s Court of Baoding City, China (the “PRC Court”). In December 2023, the plaintiff sought property preservation measures, requesting the PRC Court to freeze totaling RMB3.35 million worth of bank deposits held by Jie Ping and Tengsheng Paper, which was granted by the PRC Court. On June 14, 2024, the PRC Court ordered the defendants to repay the principal of the loan in the amount of RMB3,320,000 to the plaintiff, and Tengsheng Paper was jointly liable for repayment. As of September 30, 2025, a total of RMB6.70 million worth of bank deposits of Jie Ping and Tengsheng Paper was freezed.

On April 29, 2025, due to a labor dispute, Tengsheng Paper was designated as a dishonest judgment debtor by the PRC Court, with the case involving an amount of RMB 72,333.

On July 4, 2025, Tengsheng Paper was listed as person subject to enforcement by the PRC Court in connection with a sales contract dispute, with the case involving an amount of RMB149,325.

The ultimate resolution of the proceedings may have a material adverse impact on our business, financial condition, results of operations or cash flows. Failure to settle the proceedings or other unfavorable outcomes in these proceedings could result in significant damages, additional penalties or other remedies imposed against the Company. Litigation of this kind could result in substantial costs and a diversion of our management’s attention and resources. It could also result in our reputation being harmed and our stock price could decline as a result of allegations made in the course of the proceedings, regardless of the truthfulness of the allegations.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

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

IT TECH PACKAGING, INC.

Date: November 13, 2025	/s/ Zhenyong Liu
	Name:	Zhenyong Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	/s/ Jing Hao
	Name:	Jing Hao
	Title:	Chief Financial Officer (Principal Financial Officer)